Form 10-Q
period 2008-09-30
FS Investment CORP
filed 2008-11-13
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-53424

FS Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	26-1630040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre

2929 Arch Street, Suite 675

Philadelphia, Pennsylvania 19104-2867

(Address of principal executive office)

(215) 495-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No    ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 111,112 shares of Common Stock outstanding as of November 13, 2008.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$1,019	$—

Total assets	$1,019	$—

Stockholder’s Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 111,112 and no shares issued and outstanding, respectively	$—	$—
Capital in excess of par value, net of offering costs of $1,413 and $257, respectively	1,514	37
Accumulated deficit	(495)	(37)

Total stockholders’ equity	$1,019	$—

Net asset value per common share at period end	$9.17	$—

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenue
Interest income	$8	$19

Operating expenses
Organization costs	127	477

Net loss	$(119)	$(458)

Loss per share - basic and diluted	$(1.07)	$(4.75)

Weighted average shares outstanding - basic and diluted	111,112	96,513

See notes to financial statements.

FS Investment Corporation

Unaudited Statement of Changes in Net Assets

For the Nine Months Ended September 30, 2008

(in thousands)

Operations
Net loss	$(458)

Capital share transactions
Issuance of common stock	1,000
Capital contributions of investment advisor	1,633
Offering costs	(1,156)

Net increase in net assets resulting from capital share transactions	1,477

Total increase in net assets	1,019
Net assets at beginning of period	—

Net assets at end of period	$1,019

See notes to financial statements.

FS Investment Corporation

Unaudited Statement of Cash Flow

For the Nine Months Ended September 30, 2008

(in thousands)

Cash flows from operating activities
Net loss	$(458)

Net cash used in operating activities	(458)

Cash flows from financing activities
Issuance of common stock	1,000
Capital contributions of investment advisor	1,633
Offering costs	(1,156)

Net cash provided by financing activities	1,477

Total increase in cash and cash equivalents	1,019
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,019

See notes to financial statements.

FS Investment Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and has been inactive since that date except for matters relating to its organization and registration as a non-diversified, closed-end investment company. Effective June 18, 2008 the Company changed its name from Franklin Square Investment Corporation to FS Investment Corporation.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”), as amended. The Company intends to operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986 (“the Code”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The notes to the financial statements contained in the Registration Statement filed on Amendment No. 3 to Form N-2, dated September 18, 2008, should be read in conjunction with these financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The December balance sheet is derived from the 2007 audited financial statements.

Organization Costs: Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred. For the three and nine months ended September 30, 2008, the company has incurred organization costs of $127 and $477, respectively, which have been paid on behalf of the Company by an affiliate (Note 4).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 pertaining to the public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par on the balance sheet. During the three and nine months ended September 30, 2008, the Company had offering costs of $388 and $1,156, respectively, which have been paid on behalf of the Company by an affiliate and have been recorded as a contribution to capital (Note 4).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 effective December 21, 2007.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

Note 3. Recently Issued Accounting Standards

On September 30, 2008, the FASB and the SEC issued a joint press release clarifying the application of SFAS 157 in a market that is not active. The FASB subsequently issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies that fair value of an investment should reflect an exit price in an orderly transaction, not a forced liquidation or distressed sale. In a dislocated market, judgment is required to determine whether transactions are forced liquidations or distressed sales. The FASB also reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available. The third area of clarification was that broker or pricing services quotes may not be determinative if an active market does not exist, and whether the quotes are indicative or binding should also be considered when weighting the available evidence.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser will be paid a base management fee and certain incentive fees, if applicable. As of September 30, 2008 no services have been performed by the investment adviser under this agreement, and no fees have been paid to it.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The Company’s investment adviser has also funded offering costs and organization costs in the amount of $515 and $1,633, for the three and nine months ended September 30, 2008, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the organization costs were charged to expense as incurred by the Company (Note 2). Under the terms of the Company’s investment advisory and administrative services agreement there is no liability on the part of the Company for the offering or organization costs funded by the investment adviser until the investment advisory and administrative services agreement is effective and the Company has raised sufficient proceeds from unrelated outside investors, as defined. Under the terms of the investment advisory and administrative services agreement, if the Company’s Registration Statement is brought effective by the SEC and the Company is successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser will be entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to the investment adviser for such fee is $125, if the Company’s Registration Statement is brought effective and is able to raise gross proceeds, as defined in the investment advisory and administrative services agreement. The investment advisory and administrative services agreement will not be effective until the Company meets the minimum offering requirement.

The Chief Executive Officer (“CEO”) of the Company serves as CEO of the Company’s investment adviser. The CEO of the Company has contributed initial seed capital in the amount of $750 through a subscription to purchase 83,334 shares of the Company’s common stock. A director of the Company who also serves as Vice Chairman of the Company’s investment adviser has contributed initial seed capital in the amount of $250 through a subscription to purchase 27,778 shares of the Company’s common stock. Collectively, the CEO and the director mentioned above, own 100% of the investment adviser through related affiliates.

Members of the Company’s investment adviser’s senior management team will provide investment advisory services to both the Company and FB Capital Partners, LP. FB Capital Partners, LP, which is owned by the Company’s CEO, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. Subsequent to the formation of the Company, FB Capital Partners no longer intends to pursue later-stage private equity investments and private debt investments for clients other than the Company. However, to the extent that certain investment opportunities are appropriate for both the Company, on the one hand, and other clients of FB Capital Partners, on the other hand, management of the Company’s investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, so that the Company will not be disadvantaged in relation to any other client of the Company’s investment adviser or its management team.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q.

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933.

Overview

We are a newly organized, externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC, under the Code.

We intend to provide debt and equity financing to small and middle market private, U.S. companies. Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien loans and in long-term subordinated loans, referred to as mezzanine loans, of private, small and middle market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority common or preferred equity stakes in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. Once we raise sufficient capital, we expect that these investments will range between $5 million and $25 million each, although investments may vary as the size of our capital base changes. Prior to raising sufficient capital, we may make smaller investments subject to liquidity constraints.

Current Market Conditions

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines have been exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, are compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. These events have significantly diminished overall confidence in the debt and equity markets, have resulted in unprecedented declines in the values of certain assets, and are causing increasing economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital.

While these conditions may negatively impact our ability to obtain financing, particularly from the debt markets, we believe that the severe disruption in the markets has brought prices of many debt securities to very attractive levels, and has significantly impaired many of our competitors for investment opportunities. For new investors unencumbered by legacy portfolios built prior to the financial crisis, therefore, we believe that current market conditions afford significant investment opportunities.

Operating and Regulatory Structure

Our investment activities will be managed by FB Income Advisor, LLC, (“FB Advisor”), and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FB Advisor (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance.

The incentive fee will consist of three parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subordinated to a preferred return on adjusted capital, as defined in our investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized rate of 8.0%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains during operations, will be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to a liquidation of the company and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which we refer to as the subordinated liquidation incentive fee, will equal 20.0% of the net proceeds from a liquidation of the company in excess of adjusted capital, as calculated immediately prior to liquidation. See “Investment Advisory and Administrative Services Agreement” included in our final prospectus on Form 497, dated September 18, 2008.

As of September 30, 2008, no services have been performed by FB Advisor under this agreement, and no fees have been paid to it pursuant to the terms of the agreement.

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GSO Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM is a subsidiary of GSO Capital Partners LP, or GSO. With over $25 billion in assets under management, GSO is the global credit platform of The Blackstone Group L.P. GDFM will assist FB Advisor with identifying investment opportunities and will make investment recommendations for approval by FB Advisor according to asset allocation and other guidelines set by FB Advisor.

FB Advisor will provide us with general ledger accounting, fund accounting, and investor and other administrative services. FB Advisor has contracted with Pine Hill Group, LLC to provide us with a chief financial officer, Charles Jacobson, a Managing Director of that firm, and has contracted with Vigilant Compliance Services, LLC, to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

Revenues

We have generated no revenue to date. We plan to generate revenue in the form of dividends or interest payable on the debt securities that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement. Our investment advisory fee will compensate FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor shall be responsible for compensating GDFM for its services pursuant to the investment sub-advisory agreement. We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchase of shares of our common stock and other securities;

•	investment advisory fees;

•

fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments; and

•

all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing its obligations, and the reimbursement of the compensation of our chief financial officer and chief compliance officer paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Reimbursement of FB Advisor

We will reimburse FB Advisor for the administrative expenses necessary for its performance of services to us, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse FB Advisor for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor.

Results of Operations

As of September 30, 2008, our primary operating activities have not commenced. For the three and nine months ended September 30, 2008, we incurred organization costs of $127 and $477 respectively, which represented our only operating activities. These organization costs included, among other items, the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our offering, which will be conducted on a continuous basis, and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in portfolio companies, payments of our expenses and cash distributions to holders of our common stock. Immediately after we receive subscriptions for 250,000 shares and meet our minimum offering requirement, gross subscription funds will total $2.5 million. Subsequent to meeting our minimum offering requirement, we will then sell our shares on a continuous basis at a price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In connection with each monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, the board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value within 48 hours of the time that we price our shares. Prior to each monthly closing, we will update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

We may borrow funds to make investments, including before we have fully invested the proceeds of our offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders, though we have not decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Capital Contribution by FB Advisor

In February 2008, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FB Advisor, contributed an aggregate of $1 million to purchase 111,112 shares of common stock at $9.00 per share, which represents the public offering price of $10.00 per share and excludes selling commissions and dealer manager fees. Messrs. Forman and Adelman will not tender their shares for repurchase as long as FB Advisor remains our investment adviser. See Note 4 to the Unaudited Financial Statements.

Distribution Policy

We intend to authorize and declare distributions monthly and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our 2008 taxable year. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

We intend to make any distributions in the form of cash out of assets legally available therefore, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

Valuation of Portfolio Investments

We intend to determine the net asset value of our investment portfolio each quarter. We will not make any investments until we reach our minimum offering requirement. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by FB Advisor’s senior management team, which may, in the case of investments recommended by GDFM or any other sub-advisor engaged by FB Advisor, include information received from such sub-advisor to assist in the valuation process;

•	preliminary valuation conclusions will then be documented and discussed with the members of our board of directors;

•	if a third-party valuation firm is engaged by our board of directors, it will review these preliminary valuations;

•

our board of directors will review the preliminary valuation and FB Advisor’s senior management team and our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the board of directors; and

•

our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor and the third-party valuation firm, if applicable.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

Loans and Debt Securities. Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board will consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For a convertible debt security, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying (the security to which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Equity Securities. Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The board of directors, in its analysis of fair value, will consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or related items.

The board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, we will allocate the cost basis in the investment between debt securities and nominal cost equity at the time of origination. We will subsequently value the warrants at fair value.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Organization Costs

Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to our organization and incorporation of our business and incorporation fees. These costs are expensed as incurred.

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement filed on Form N-2 related to the public offering of our shares of common stock. We have charged offering costs against capital in excess of par value on the balance sheet.

Contributions to Capital

FB Advisor has funded our offering costs and organization costs. We have recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement. The organization costs were charged to expense as incurred by us. Under the terms of our investment advisory and administrative services agreement there is no liability on our part for the offering or organization costs funded by FB Advisor until the investment advisory and administrative services agreement is effective and we have raised at least $2.5 million in proceeds from unrelated outside investors. Under the terms of the investment advisory and administrative services agreement, if both the Registration Statement on Form N-2 relating to the public offering of our common stock is declared effective by the SEC and we are successful in raising $2.5 million in gross proceeds from unrelated outside investors, FB Advisor will be entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to FB Advisor for such fees is $125. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

Contractual Obligations

We have entered into a contract with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In September 2008, the FASB and the SEC issued a joint press release clarifying the application of SFAS 157 in a market that is not active. The FASB subsequently issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies that fair value of an investment should reflect an exit price in an orderly transaction, not a forced liquidation or distressed sale. In a dislocated market, judgment is required to determine whether transactions are forced liquidations or distressed sales. The FASB also reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available. The third area of clarification was that broker or pricing services quotes may not be determinative if an active market does not exist, and whether the quotes are indicative or binding should also be considered when weighting the available evidence.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Prior to commencing our operations, the primary objective of our investment activities will be to preserve principal. Our cash and cash equivalents are invested in a certificate of deposit with a maturity of less than three months at a well capitalized financial institution. The fair value of our cash and cash equivalents at September 30, 2008, approximated its carrying value due to the short-term maturity of the certificate of deposit.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither we nor FB Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against FB Advisor.

From time to time, we and individuals employed by FB Advisor may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our final prospectus on Form 497, dated September 18, 2008, as supplemented or amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2008.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended September 30, 2008.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus on Form 497 (File No. 333-149374) filed on September 18, 2008.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.6	Form of Escrow Agreement by and between the Company and UMB Bank, N.A.. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman
Chief Executive Officer

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Accounting Officer)