Form 10-K
period 2008-12-31
FS Investment CORP
filed 2009-03-31
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-53424

FS Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania	19104-2867
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share. There were no shares of common stock held by non-affiliates at June 30, 2008.

There were 986,987 shares of the Registrant’s common stock outstanding as of March 31, 2009.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2008

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation, and all dollar amounts are presented in thousands.

Item 1.	Business

FS Investment Corporation (“FSIC”, the “Company” or the “Registrant,” which may also be referred to as “we,” “us” or “our”) was organized in December 2007 to invest in debt securities of private U.S. companies and commenced operations in January 2009. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, which we refer to as the 1940 Act. In addition, we intend to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, which we refer to as the “Code”.

We are managed by FB Income Advisor, LLC (“FB Advisor”) which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO Debt Funds Management LLC (“GDFM”) to act as our investment sub-adviser. GDFM will identify investment opportunities for us and will make investment recommendations for approval by FB Advisor, according to asset allocation, return expectations and other guidelines set by FB Advisor. GDFM is a subsidiary of GSO Capital Partners LP (“GSO”), the global credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with over $24 billion in assets under management as of December 31, 2008.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:

•	leveraging the experience and expertise of FB Advisor and GDFM, along with the broader resources of GSO and The Blackstone Group L.P, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including small and middle-market companies, which we define as companies with annual revenue of $10 million to $2.5 billion at the time of investment. In many environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	focusing primarily on investing in established, stable companies with positive cash flows; and

•	maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans, or mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions or directly from our target companies as primary market investments.

In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $25 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FB Advisor, subject to oversight by our board of directors. Prior to raising sufficient capital, we may make smaller investments in syndicated loan opportunities subject to liquidity constraints.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any mezzanine investments that we make generally will have stated terms of up to ten years, but the expected average life of the Company’s debt instruments are generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we currently intend to invest in will tend to be rated by a nationally recognized statistical ratings organization (NRSRO), and will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). We may at times also invest in debt that has not been rated by an NRSRO. In such cases, we may request a review by an NRSRO in order for it to assign a rating for our private use.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with certain entities affiliated with GDFM in transactions originated by the GSO or its affiliates unless we obtain an exemptive order from the SEC. We currently intend to seek an exemptive order. However, there can be no assurance that we will obtain such relief. Even if we receive exemptive relief, GSO and its affiliates are not obligated to offer GDFM or us the right to participate in any transactions originated by them.

Prior to obtaining exemptive relief, we intend to co-invest alongside the GSO or its affiliates only in accordance with existing regulatory guidance. For example, at any time, we may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

To enhance our opportunity for gain, we intend to employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we have elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds—instead of managing to quarterly market expectations—and to pursue our investment objectives without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning in January 2010.

Although we do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future, we intend to seek to complete a liquidity event between five and seven years following the completion of our offering stage. We will view our offering stage as complete as of the termination date of our most recent public equity offering, if we have not conducted a public equity offering in any continuous two year period. Therefore, stockholders may not be able to sell their shares promptly or at a desired price.

Beginning in January 2010, and on a quarterly basis thereafter, we intend to offer to repurchase shares. We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan. We may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we do not expect to repurchase shares in any calendar year in an amount exceeding 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. Additionally, we anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

Status of Our Ongoing Public Offering

Since commencing our initial public offering, we have sold 875,875 shares of our common stock for gross proceeds of $8,330. We have raised total gross proceeds to date of $9,330, including $1,000 contributed by our investment adviser in February 2008. The following table summarizes the sales of our common stock on a monthly basis during 2009:

	Shares Offered	Average Price per Share	Gross Proceeds
January	297,309	$9.25	$2,750
February	400,581	9.49	3,802
March	177,985	9.99	1,778

	875,875	$9.51	$8,330

We have exceeded the Minimum Offering Requirement described in our prospectus, dated September 18, 2008, as amended and supplemented. Having satisfied our Minimum Offering Requirement, the offering proceeds were released by the escrow agent to us on January 2, 2009 and we have proceeded to commence operations.

Distributions Update

On January 29, 2009, we declared a distribution of $0.0625 per share that will be payable on March 31, 2009 to shareholders of record as of January 31, 2009.

On February 26, 2009, we declared two monthly distributions of $0.0625 per share. The first distribution will be payable on March 31, 2009 to shareholders of record as of February 27, 2009. The second distribution will be payable on March 31, 2009 to shareholders of record as of March 24, 2009. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for a discussion of the reimbursements we currently receive from our affiliated entity.

Portfolio Update

Since commencing operations on January 2, 2009, we have invested in 18 portfolio companies. As of March 19, 2009, our investment portfolio consists of interests in 17 senior secured and second lien secured loans to private U.S. companies with an average EBITDA of $635.4 million. The investments were purchased at an average price of 75.2% of par value. Presently the weighted average credit rating of our portfolio is B2 based upon the Moody’s scale and our estimated gross annual portfolio yield is 14.2%. We intend to continue to make investments during the course of our offering.

Security	Industry	Date of Purchase	Original Cost	Par Value
Senior Secured Debt—First Lien
Sungard Data Systems Inc, L+375, 2/28/14	Software Services	Jan-09	$437,500	$500,000
Texas Competitive Electric Holdings (TXU Corp.), L+350, 10/10/14	Utility	Jan-09	$740,000	$1,000,000
First Data Corporation, L+275, 9/24/14	Merchant Processing	Jan-09	$352,500	$500,000
Vertellus Specialties, Inc., L+425, 12/10/12	Specialty Chemicals	Feb-09	$406,250	$500,000
BNY Convergex, L+300, 10/2/13	Financial Services	Feb-09	$375,000	$500,000
Global Tel Link, L+600, 2/14/13	Telecommunications	Feb-09	$383,906	$437,500
DTN, Inc., L+500, 3/10/13	Business Information Services	Feb-09	$522,000	$600,000
King Pharmaceuticals, Inc., L+500, 4/19/12	Specialty Pharmaceuticals	Feb-09	$540,750	$600,000
Corel Corporation, L+400, 5/2/12	Software	Feb-09	$289,654	$394,087
1-800 Contacts, L+395, 9/30/14	Healthcare	Feb-09	$487,500	$600,000
Clarke American, L+250, 6/30/14	Business Information Services	Mar-09	$595,000	$1,000,000
Kenan Advantage Group, Inc., L+300, 12/16/11	Transportation and Logistics	Mar-09	$750,000	$1,000,000
West Corp, L+500, 11/8/13	Telecommunications Services	Mar-09	$436,250	$500,000
Contec LLC, L+475, 7/28/14	Telecommunications	Mar-09	$380,000	$500,000

Senior Secured Debt—Second Lien
Asurion Corp, L+650, 7/7/15	Insurance	Jan-09	$605,000	$1,000,000
Bresnan Communications LLC, L+450, 3/29/14	Broadcast and Entertainment	Jan-09	$720,000	$1,000,000
Sorenson Communications Inc, L+700, 2/16/14	Telecommunications	Feb-09	$347,500	$500,000

			$8,368,810	$11,131,587

About FB Advisor

FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is an affiliate of FB Capital Partners, L.P. (“FB Capital Partners”). FB Capital Partners is a Philadelphia-based investment and alternative asset management firm, formed in 2005, that focuses largely on income-oriented investments in the middle market. Since 2003, FB Capital Partners and related entities managed by its principals have invested over $375 million in senior debt, mezzanine debt and preferred equity of private U.S. companies and approximately $125 million in real estate debt and equity throughout North America. Our president and chief executive officer, Michael C. Forman, has led FB Capital Partners since its inception. In addition to his career in managing alternative assets for his investor base, Mr. Forman has been an active private investor and entrepreneur, having built several companies in the gaming and specialty finance industries. In addition, Mr. Forman co-founded Franklin Square Holdings, L.P. (“Franklin Square Holdings”), a national sponsor and distributor of alternative investment products.

Together with Mr. Forman, David J. Adelman comprises the senior management team of FB Advisor. Mr. Adelman has significant managerial and investing experience and serves as president and chief executive officer of Campus Apartments, Inc. (“Campus Apartments”), which develops, manages, designs, and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. Further, in 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture’s capital to acquire, develop, operate and manage student housing projects across the United States. Mr. Adelman is also an active private investor and entrepreneur, having co-founded Franklin Square Holdings with Michael Forman.

FB Advisor’s management team has extensive experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments. FB Advisor will attempt to leverage its expertise, along with its rigorous and selective transaction process, to our benefit. FB Advisor is presently staffed by five investment professionals and may retain additional investment personnel as our activities expand.

All investment decisions will require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Messrs. Forman and Adelman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and will annually review the compensation we pay to FB Advisor to determine that the provisions of the investment advisory and administrative services agreement are carried out.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills and investment platforms that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will identify investment opportunities for us and will make investment recommendations for approval by FB Advisor, according to asset allocation, return expectations and other guidelines set by FB Advisor. GDFM is a Delaware limited liability company with principal offices located at 280 Park Avenue, New York, New York 10017.

GDFM is a subsidiary of GSO the global credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with over $24 billion in assets under management as of December 31, 2008. GDFM generally seeks to generate positive risk-adjusted returns for its investors by investing in a broad array of securities, including senior secured leveraged loans, high yield bonds, second lien secured loans and mezzanine debt. Its investment strategies revolve around a disciplined fundamental credit review process and are based on the belief that a deep understanding of companies and the industries in which they operate is critical to generating attractive total returns.

The founding partners of GSO, Bennett Goodman, J. Albert (“Tripp”) Smith and Douglas Ostrover, have worked together for over 15 years and during that time helped build two of the premier leveraged finance franchises on Wall Street at Donaldson, Lufkin & Jenrette and then at Credit Suisse. We expect that GSO’s experience in leveraged finance, coupled with their relationships with private equity firms, companies and others in the investment community, will enhance our ability to source and analyze public and private investment opportunities on a global basis.

Investment professionals of GSO are currently organized into two distinct groups according to investment disciplines: GDFM and certain affiliates which constitute the Debt Funds Group and GSO and certain affiliates which constitute the Hedge Fund Group. Each of the groups is separately staffed and maintains separate investment processes and investment committees. While separate decision making is rigorously maintained, the groups may share deal flow and collaborate on specific investment opportunities where appropriate or specific company or industry expertise is needed. Senior professionals of GDFM have a significant track record of managing senior secured, second lien secured and mezzanine loans in portfolios with leveraged operating structures and will be primarily responsible for providing services to FB Advisor under the sub-advisory agreement.

Under the investment sub-advisory agreement, GDFM will assist FB Advisor in identifying investment opportunities and will make investment recommendations for approval by FB Advisor, according to asset allocation, return expectations and other guidelines set by FB Advisor. In addition, to the extent requested by FB Advisor, GDFM will assist with the monitoring of our portfolio and may make managerial assistance available to certain of our portfolio companies. GDFM is comprised of 32 dedicated investment professionals focused on portfolio management, investment analysis, transaction origination, trading and structuring. It is anticipated that FB Advisor will benefit from the scale arising from GDFM’s existing infrastructure, access to investment opportunities from GSO’s existing institutional relationships, access to proprietary investments from GSO’s existing dedicated origination and sourcing team and risk management from GDFM’s existing policies and expertise. GDFM has an established infrastructure and investment processes for managing leveraged credit portfolios, including senior secured loans, second lien secured loans, mezzanine debt, high yield bonds, structured finance instruments and credit derivatives. Investment recommendations made by GDFM are made in a manner that is consistent with its existing investment and monitoring processes developed by senior members of this team over the last ten years. GDFM’s team is comprised of the entire investment and operations staff of GDFM and will assist FB Advisor in monitoring our portfolio and making investment recommendations to FB Advisor’s investment committee. GDFM may also rely upon the wider resources and operations of GSO, including additional originated deal flow, market risk management, finance, compliance, legal, internal audit and fund administration as needed.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in senior secured and second lien secured loans as well as investments in debt securities of small and middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that the current credit market environment has created a significant opportunity in the debt of private U.S. companies, particularly in senior secured and second lien secured loans. The credit markets, already weakened by the global financial crisis, experienced a severe, worldwide disruption beginning in September 2008 with the collapse or government rescue of several leading financial institutions. As a result, the landscape for investing in the debt securities of private U.S. corporations has changed dramatically. Prior to the onset of the financial crisis, collateralized loan obligations (“CLOs”), a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios began to deteriorate in October 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. The pervasive forced selling in our target market and the resultant price declines have led to the elimination or significant impairment of many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis. The impairment of such a large group of market participants has led to depressed pricing levels for performing loans, creating a significant investment opportunity for new investors unencumbered by portfolios built prior to the financial crisis, which we refer to as legacy portfolios.

The chart below illustrates the sharp decline in the average prices of senior secured loans, including first and second lien loans, tracked by the Credit Suisse Leveraged Loan Index.

Source: Bloomberg

The chart below illustrates the increase in the average spread in excess of LIBOR(1) for senior secured loans since 1992.

Source: Credit Suisse Leveraged Loan Index

(1)

Spread is a term used to describe the incremental yield of a debt security in excess of a stated benchmark. In this case, the 3-month London Interbank Offered Rate, or LIBOR, is used because senior loans are typically variable rate obligations that pay quarterly interest based on LIBOR.

We feel that opportunities in senior secured and second lien secured debt are significant not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders, they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default if necessary, and generally carry restrictive covenants aimed at ensuring repayment before the unsecured creditors and other security holders and preserving collateral to protect against credit deterioration. We believe that for these reasons, senior secured debt has exhibited the highest recovery rate among all classes of corporate debt in the 25 year period beginning in 1982. According to Moody’s Investors Service, during this timeframe, senior secured debt investors recovered 82% of par value in default situations compared to a recovery rate of 38% for senior unsecured bonds, the primary type of corporate debt available to the public. In addition, most senior secured debt issues carry variable rate structures, meaning the securities are generally less susceptible to declines in values experienced by fixed-rate securities in a rising interest rate environment.

The first chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt. The second chart illustrates the average historical recovery rates for multiple classes of corporate debt.

Source: Moody’s Investors Service

Further, as a result of the severe dislocation in the credit markets and the reduction in competition for loans, lenders have recalibrated their concepts of risk and are now in a position to demand improved pricing, reduced issuer leverage and more stringent covenant structures before committing to new debt issues. As an example, the chart below depicts the reduced leverage permitted of issuers in the current marketplace. In contrast to the recent peak of the credit cycle, which was characterized by loose lending practices, we believe that the current environment for lending to new issuers presents an opportunity for investors to receive stronger risk-adjusted returns.

Source: S&P Leveraged Commentary & Data

Opportunity in Small and Middle Market Private Companies.

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly small and middle market private companies within the U.S., is underserved and presents a compelling investment opportunity.

Large Target Market.

According to The U.S. Census Bureau, in its most recently released economic census in 2002, there were approximately 153,000 small and middle market companies in the U.S. with annual revenues between $10 million and $2.5 billion, compared with approximately 900 companies with revenues greater than $2.5 billion. These smaller and middle market companies represent a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.7 trillion in revenues and employed 44.3 million people. Small and middle market companies have generated a significant number of investment opportunities for investment programs managed by FB Advisor and GDFM over the past several years, and we believe that this market segment may continue to produce significant investment opportunities for us.

Limited Investment Competition.

Despite the size of the market, we believe that financial difficulties and a widespread consolidation in the financial services industry have substantially reduced the number of investment firms and financial institutions lending to small and middle market companies. For example, the Federal Deposit Insurance Corporation reports that the number of federally insured financial institutions declined from approximately 15,200 in 1990 to approximately 8,300 in 2008.

We believe that lending to small and middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies due in part to the smaller size of each investment and the often fragmented nature of information available for disclosure from these firms. Further, many investment firms lack the breadth and scale necessary to track investment opportunities, particularly within the secondary market, in the loans of thousands of small and middle market firms, meaning that attractive investment opportunities are often overlooked. In addition, small and middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, with relatively high cost structures, are not equipped to deal with these factors and instead emphasize services to larger corporate clients and transactions with a consequential reduction in the availability of debt financing to small and middle market companies.

Attractive Market Segment.

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that small and middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and more attractive security features in the form of stricter covenants and quality collateral. Further, due to a lack of coverage at many investment firms, loans to small and middle market firms tend to be priced less efficiently, potentially creating attractive opportunities for investment. Additionally, as compared to larger companies, small and middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors often result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Relating to Investments in Private Companies

We intend to invest primarily in the debt of privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves may often be illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies may often not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of and risks involved in investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies that are designed to protect investors.

Investment Strategy

In times of economic distress, we feel that it is prudent to focus more on opportunities in senior secured debt, where our investments are secured by collateral and recovery rates have been historically the strongest among corporate debt securities in the event of default. We currently intend to weight our portfolio heavily toward first lien senior secured and second lien secured debt, and will opportunistically invest in mezzanine debt transactions. In accordance with our best interests and the best interests of our shareholders, FB Advisor will continue to monitor our targeted investment mix as economic conditions evolve.

When identifying prospective portfolio companies, we intend to focus primarily on the following attributes, which we believe will help us generate attractive total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution you that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest.

Leading, defensible market positions

We intend to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We will seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

Investing in stable companies with positive cash flow

We intend to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

Proven management teams

We intend to focus on investments in which the target company has an experienced management team with an established track record of success. We will typically require the portfolio companies to have in place proper incentives to align management’s goals with ours.

Private equity sponsorship

Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times to maintain the viability of portfolio companies.

Diversification

We will seek to diversify our portfolio broadly among issuers and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of our portfolio.

Viable exit strategy

Many of our current investments are tradable in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be tradable on this secondary market for the foreseeable future, depending upon market conditions. For any investments that are not traded within a secondary market, we intend to focus primarily in investing in companies whose business models and growth prospects offer other attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interests we hold, through an initial public offering of common stock, merger, sale or recapitalization.

Competitive Advantages

We believe that we offer the following competitive advantages to our investors:

Global platform with seasoned investment professionals

FB Advisor’s management team believes that the breadth and depth of its experience, together with the wider resources of the GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and realizing upon a broad range of private investments, as well as the specific expertise of GDFM, provides us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities worldwide.

Long-term investment horizon

Unlike most private equity and venture capital funds, we will not be required to return capital to our stockholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors within a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers, or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM Transaction Sourcing Capability

FB Advisor will seek to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals and, subject to regulatory constraints, also through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor will seek to leverage the global presence of GSO to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad networks of FB Advisor and GDFM will produce a significant amount of investment opportunities for us. GDFM also has a significant trading platform allowing us access to the secondary loan market for investment opportunities.

Disciplined, income-oriented investment philosophy

FB Advisor and GDFM will employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach will involve a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to maximize current yield and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. FB Advisor’s approach will seek to produce strong returns concurrent with reduced risk by:

•	focusing on companies it believes to have leading, defensible market positions;

•	engaging in extensive due diligence and credit analysis;

•	committing significant resources to monitor portfolio companies closely after the transaction is closed;

•	participating in transactions sponsored by what it believes to be high-quality private equity firms;

•	investing primarily in companies with proven management teams; and

•	investing in established, stable companies with positive cash flow

Expertise across all levels of the corporate capital structure

FB Advisor and GDFM believe that their broad expertise and experience at all levels of a company’s capital structure will afford them numerous tools to manage risk while preserving the opportunity for significant returns on our investments. We will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities will be managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FB Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FB Advisor.

FB Advisor will provide us with general ledger accounting, fund accounting, and investor and other administrative services. FB Advisor has contracted with the Pine Hill Group, LLC, to provide us with a chief financial officer, Charles Jacobson, the Managing Director of that firm, and has contracted with Vigilant Compliance Services, LLC, to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “Item 1. Business—Regulation.” We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

Investment Types

We intend to focus primarily on investments in debt securities, including senior secured loans, second lien secured loans and mezzanine loans. Our current focus is to invest primarily in senior secured and second lien secured loans of private U.S. companies and to a lesser extent in mezzanine loans. FB Advisor will continue to monitor our investment focus as market conditions evolve. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, mezzanine debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate (LIBOR).

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral, and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed or a floating current yield of 4.0% to 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Mezzanine Loans

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in mezzanine loans. Mezzanine loans usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, mezzanine loans typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target mezzanine loans with interest-only payments throughout the life of the loan, with the principal due at maturity. Typically, mezzanine loans have maturities of five to ten years. Generally, we expect these loans to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Equity and Equity-Related Securities.

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our mezzanine loans. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 25%.

Cash.

In addition, we may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds.

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from an NRSRO, and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allowing the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain small and middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment annually.

Risk Management

We will seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	diversifying our portfolio, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•	negotiating or seeking out loans with covenants that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FB Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

Affirmative Covenants.

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include requiring the firm to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

Negative Covenants.

Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals employed by FB Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor will seek to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform, which allows for access to the syndicated loan market, a key source of investment opportunities for us. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints, also through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor will seek to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad networks of FB Advisor and GDFM will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FB advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FB Advisor, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of loans available on the secondary market, a comprehensive credit analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a primary loan transaction, FB Advisor and GDFM will conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team will conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

When possible, our advisory team will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Recommendation. FB Advisor has engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

Approval. After completing its internal transaction process, GDFM will make formal recommendations for review and approval by FB Advisor. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM will make available its staff to answer inquiries by FB Advisor in connection with its recommendations. The consummation of a transaction will require unanimous approval of the members of FB Advisor’s investment committee.

Monitoring

Portfolio Monitoring. FB Advisor, with the help of GDFM, will monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FB Advisor and GDFM will work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other lenders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors.

Typically, FB Advisor and GDFM will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FB Advisor and GDFM will use these data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research, and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, FB Advisor will use an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor will use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations—capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

FB Advisor will monitor and, when appropriate, will change the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors will review these investment ratings on a quarterly basis. In the event that our board of directors or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of investments in good faith utilizing the input of our valuation committee, FB Advisor, and the input of any other professionals or materials that our board of directors deems worthy and relevant, including GDFM and independent third-party valuations, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments.”

Managerial Assistance. As a business development company, we will offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FB Advisor or GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FB Advisor, will retain any fees paid for such assistance.

Exit

Exit Transactions. Many of our current investments are tradable in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be tradable on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not tradable within this market, we intend to focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interests we hold, through an initial public offering of common stock, merger, a sale or a recapitalization.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital, or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we will not generally be permitted to invest in any portfolio company in which FB Advisor, GDFM, or any of their affiliates currently has an investment. Further, we will not be permitted to co-invest with certain entities affiliated with GDFM in transactions originated by the GSO or its affiliates unless we obtain an exemptive order from the SEC. We currently intend to seek such an exemptive order. However, there can be no assurance that we will obtain such relief. Even if we receive exemptive relief, GSO and its affiliates are not obligated to offer GDFM or us the right to participate in any transactions originated by them.

Prior to obtaining exemptive relief, we intend to co-invest alongside the GSO or its affiliates only in accordance with existing regulatory guidelines. For example, at any time, we may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the date of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on our website, http://www.fsinvestmentcorp.com, under “corporate governance.” You may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

Compliance Policies and Procedures

We and FB Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FB Advisor. The proxy voting policies and procedures of FB Advisor are set forth below. The guidelines are reviewed periodically by FB Advisor and our independent directors, and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, FB Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of FB Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

FB Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although FB Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of FB Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FB Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104-2867.

Taxation as a Regulated Investment Company

We intend to elect to be taxed as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income or distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To obtain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we must distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for the preceding years that were not distributed during such years. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our taxable income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•

pursuant to Rule 13a-15 of the Exchange Act, beginning for our fiscal year ending December 31, 2009, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting. This report must be audited by our independent registered public accounting firm.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Employees

We do not currently have any employees. The compensation of our chief financial officer, Charles Jacobson, and our chief compliance officer, Salvatore Faia, is paid by or on behalf of FB Advisor in the form of fees to their respective firms. We will reimburse FB Advisor for the compensation paid to our chief financial officer and chief compliance officer and their respective staffs. Messrs. Jacobson and Faia are not affiliated with FB Advisor.

Available Information

Within 60 days after each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record. In addition, we will distribute our annual report on Form 10-K to all stockholders within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorp.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report or Form 10-K, you should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company and have limited operating history.

We were formed on December 21, 2007 and commenced operations on January 2, 2009 after meeting our minimum offering requirement of selling, in aggregate, $2.5 million in common stock to persons not affiliated with us. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

Current market conditions have impacted debt and equity capital markets in the United States, and we do not expect these conditions to improve in the near future.

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs, as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines have been exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, are compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. These events have significantly diminished overall confidence in the debt and equity markets, have resulted in unprecedented declines in the values of certain assets, and are causing increasing economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital.

Due to the current dislocation of the debt markets, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative markets for debt capital in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable, which could negatively effect our financial performance and results.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations (“CLOs”), a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios began to deteriorate in October 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. The pervasive forced selling in our target market and the resultant price declines have led to the elimination or significant impairment of many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Conditions in the large corporate leverage loan market may deteriorate further, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FB Advisor’s and GDFM’s ability to manage and support our investment process. If FB Advisor were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we will depend on the investment expertise, skill and network of business contacts of FB Advisor and GDFM. FB Advisor, with the assistance of GDFM, will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of FB Advisor, including Messrs. Forman and Adelman. Neither of Messrs. Forman or Adelman is subject to an employment contract with FB Advisor, nor will they receive any compensation from us, other than payments made to FB Advisor pursuant to the investment advisory and administrative services agreement. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on FB Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FB Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FB Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FB Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations. In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FB Advisor has entered into with GDFM have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FB Advisor, upon 120 days notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, by GDFM, or upon 60 days written notice, by FB Advisor, if the board of directors or the holders of a majority of our outstanding voting securities determine that it should be terminated. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements were terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks, and commercial banks, the inability of FB Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that FB Advisor and GDFM will depend on their relationships with private equity sponsors, investment banks, and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If FB Advisor or GDFM fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FB Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other business development companies and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in small- to mid-sized private, U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a business development company.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. Typically, there is not a public market for the securities of the privately held companies in which we intend to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our equity securities may not receive dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

We intend to declare distributions monthly and pay distributions on a quarterly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. While Franklin Square Holdings has agreed to limit our expenses to ensure that such expenses are reasonable in relation to our income, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

On February 26, 2009, our affiliate, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. Under this arrangement, no portion of our distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements for at least the next two quarters, and intends to continue such reimbursements thereafter, until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from our public offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our public offering.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FB Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FB Advisor under the existing investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are now being paid by FB Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FB Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, individuals employed by FB Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with our fiscal year ending December 31, 2009, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Risks Related to FB Advisor and Its Affiliates

FB Advisor has no prior experience managing a business development company or a regulated investment company, or RIC.

FB Advisor has no prior experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by FB Advisor. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. FB Advisor has no experience managing a business development company or RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FB Advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FB Advisor and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FB Advisor to earn increased asset management fees.

We may be obligated to pay FB Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our investment advisory and administrative services agreement entitles FB Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FB Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FB Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The time and resources that individuals employed by FB Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FB Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FB Advisor nor GSO are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which GDFM or any of its affiliates are investing or are invested. Even if we are able to receive exemptive relief, we will be unable to participate in certain transactions originated by GSO or its affiliates prior to receipt of such relief. Affiliates of GDFM, whose primary business include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

Our incentive fee may induce FB Advisor to make, and GDFM to recommend, speculative investments.

The incentive fee payable by us to FB Advisor may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FB Advisor is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage FB Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GDFM will receive a portion of the advisory fees paid to FB Advisor, GDFM may have an incentive to recommend investments that are riskier or more speculative.

Risks Related to Business Development Companies

Failure to invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy and maintaining our status as a business development company.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FB Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest primarily in senior secured term loans, second lien secured loans and mezzanine debt and selected equity investments issued by small and middle market companies.

Senior Secured Loans and Second Lien Secured Loans. When we invest in senior secured term loans and second lien secured loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Debt. Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We expect to make selected equity investments. In addition, when we invest in senior secured and second lien secured loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We will invest primarily in first lien, second lien, and mezzanine debt issued by small and middle market private U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Second priority liens on collateral securing loans that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we will make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns such as the one we are currently experiencing could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Risks Relating to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase of the amount of incentive fees payable to FB Advisor with respect to pre-incentive fee net investment income.

Risks Relating to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.

After meeting the minimum offering requirement, the purchase price at which you purchase shares will be determined at each monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, your purchase price may be higher than the prior monthly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior monthly closing price. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments.”

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, our shareholders have limited liquidity and may not receive a full return of invested capital upon selling shares.

Our shares are illiquid assets for which there is not a secondary market nor is it expected that any will develop in the future. We intend to seek to complete a liquidity event for our stockholders between five and seven years following the completion of our offering stage. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a event is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

Prior to the completion of a liquidity event, our share repurchase program may provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased.

In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company and the potential for stockholder liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Further, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell shares.

We intend to seek to complete a liquidity event for our stockholders between five to seven years following the completion of our offering stage. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange, or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program which we have no obligation to maintain.

The dealer manager in our continuous offering is a newly-formed entity and may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objectives.

The dealer manager for our public offering is FS2 Capital Partners, LLC, or our “dealer manager.” Our dealer manager is a newly-formed entity and has no experience selling shares on behalf of a BDC. There is no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

Other than serving as dealer manager for our public offering, the dealer manager has no experience acting as a dealer manager for a public offering. The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Beginning in January 2010, we intend to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Beginning in January 2010, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of our public offering price on the date of repurchase. As proposed, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect to be 90% of the offering price on the date of repurchase under ordinary conditions, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with GDFM in transactions originated by GSO or its affiliates unless we first obtain an exemptive order from the SEC. We currently intend to seek an exemptive order. However, there can be no assurance that we will obtain such relief.

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 500,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FB Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of your shares.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding shares, and certain other parties, (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. We are subject to the Maryland Business Combination Act.

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself sole authority to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania, 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

An amendment to the Company’s charter was submitted to a vote of security holders on December 18, 2008. The Company’s shareholders approved the amendment by means of unanimous consent. Revisions to the Company’s charter were the result of comments from various state regulators.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts are presented in thousands.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

Our shares are not listed on an exchange or quoted through a quotation system. We intend to sell our shares on a continuous basis at a price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees that is below net asset value. In connection with each monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, the board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value within 48 hours of the time that we price our shares.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2008:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	500,000,000	—	111,112

Distributions

We intend to authorize and declare distributions monthly and pay distributions on a quarterly basis. We declared our first monthly distribution in January 2009. Subject to the board of directors’ discretion and applicable legal requirements, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board.

On February 26, 2009, our affiliate, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. Under this arrangement, no portion of our distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements for at least the next two quarters, and intends to continue such reimbursements thereafter until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

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

We intend to make any distributions in the form of cash out of assets legally available therefore, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock.

The following table reflects the cash distributions per share that we have declared on our common stock to date:

			Distribution
Date Declared	Record Date	Payment Date	Per Share	Amount
Fiscal 2008
December 19, 2008	December 19, 2008	December 23, 2008	$0.2260	$25
Fiscal 2009
January 29, 2009	January 31, 2009	March 31, 2009	0.0625	26
February 26, 2009	February 27, 2009	March 31, 2009	0.0625	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0625	62

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2008 and for the period from December 21, 2007 (inception) through December 31, 2007 is derived from our financial statements which have been audited by McGladrey & Pullen LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2008	Period from December 21, 2007 (Inception) to December 31, 2007
Interest income	$25	$—
Operating expenses	605	37

Net loss	$(580)	$(37)

Net decrease in net asset resulting from operations	$(580)	$(37)

Per share data:
Net loss—basic and diluted	$(5.79)
Net decrease in net assets resulting from operations—basic and diluted	(5.79)
Distributions declared	0.226

Balance sheet data:
Total assets	$1,000
Total net assets	999

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operations.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933.

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds of in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes as a RIC, under the Code.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, long-term subordinated loans, referred to as mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any mezzanine investments that we make generally will have stated terms of up to ten years, but the expected average life of such loans is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we invest in is often rated by a nationally recognized statistical ratings organization (NRSRO), and will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation).

Current Market Conditions

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events have significantly diminished overall confidence in the debt and equity markets, have resulted in unprecedented declines in the values of certain assets, and are causing increasing economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital.

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

Current Portfolio Investments

Since commencing our operations on January 2, 2009, we invested in 18 portfolio companies through secondary market transactions. As of March 19, 2009, our investment portfolio consists of interests in 17 senior secured and second lien secured loans to private U.S. companies with an average EBITDA of $635.4 million. The investments were purchased at an average price of 75.2% of par value. Presently the weighted average credit rating of our portfolio is B2 based upon the Moody’s scale and our estimated gross annual portfolio yield is 14.2%. The following is our investment portfolio as of March 19, 2009.

Security	Industry	Date of Purchase	Original Cost	Par Value
Senior Secured Debt—First Lien
Sungard Data Systems Inc, L+375, 2/28/14	Software Services	Jan-09	$437,500	$500,000
Texas Competitive Electric Holdings (TXU Corp.), L+350, 10/10/14	Utility	Jan-09	$740,000	$1,000,000
First Data Corporation, L+275, 9/24/14	Merchant Processing	Jan-09	$352,500	$500,000
Vertellus Specialties, Inc., L+425, 12/10/12	Specialty Chemicals	Feb-09	$406,250	$500,000
BNY Convergex, L+300, 10/2/13	Financial Services	Feb-09	$375,000	$500,000
Global Tel Link, L+600, 2/14/13	Telecommunications	Feb-09	$383,906	$437,500
DTN, Inc., L+500, 3/10/13	Business Information Services	Feb-09	$522,000	$600,000
King Pharmaceuticals, Inc., L+500, 4/19/12	Specialty Pharmaceuticals	Feb-09	$540,750	$600,000
Corel Corporation, L+400, 5/2/12	Software	Feb-09	$289,654	$394,087
1-800 Contacts, L+395, 9/30/14	Healthcare	Feb-09	$487,500	$600,000
Clarke American, L+250, 6/30/14	Business Information Services	Mar-09	$595,000	$1,000,000
Kenan Advantage Group, Inc., L+300, 12/16/11	Transportation and Logistics	Mar-09	$750,000	$1,000,000
West Corp, L+500, 11/8/13	Telecommunications Services	Mar-09	$436,250	$500,000
Contec LLC, L+475, 7/28/14	Telecommunications	Mar-09	$380,000	$500,000

Senior Secured Debt—Second Lien
Asurion Corp, L+650, 7/7/15	Insurance	Jan-09	$605,000	$1,000,000
Bresnan Communications LLC, L+450, 3/29/14	Broadcast and Entertainment	Jan-09	$720,000	$1,000,000
Sorenson Communications Inc, L+700, 2/16/14	Telecommunications	Feb-09	$347,500	$500,000

			$8,368,810	$11,131,587

As of March 19, 2009, the table below shows portfolio investments that we have sold or have been repaid by the issuer since we commenced operations on January 2, 2009.

Security	Original Cost	Disposition Price	Transaction Type
Dex Media West LLC, L+400, 10/24/14	$480,000	$497,500	Sale
Corel Corporation, L+400, 5/2/12	$77,846	$105,913	Paydown
Global Tel Link, L+600, 2/14/13	$54,844	$62,5000	Paydown

Results of Operations

As of December 31, 2008, our primary operating activities had not commenced. We did not commence operations until January 2, 2009, when we raised in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. As a result, no period-to-period comparisons have been included.

Revenues

As of December 31, 2008, our primary operating activities had not yet commenced. Our only revenue generated as of December 31, 2008 consisted of $25 of interest income earned on a certificate of deposit.

We commenced operations on January 2, 2009 and plan to generate revenue in the form of dividends or interest payable on the investment securities that we hold and capital gains, if any, on convertible debt or other equity interests that we acquire in portfolio companies. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

As of December 31, 2008, our primary operating activities had not yet commenced. For the year ended December 31, 2008, and for the period from December 21, 2007 (inception) to December 31, 2007, we incurred organization costs of $605 and $37, respectively, which represented our only operating activities. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. These costs were paid on our behalf by an affiliate and were treated as capital contributions.

During the year ended December 31, 2008, we incurred offering costs of $1,310, which were paid on our behalf by an affiliate and were charged against capital in excess of par on our balance sheet.

Now that we have commenced operations, our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administrative services agreement. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating GDFM for its services pursuant to the investment sub-advisory agreement. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

As of December 31, 2008, no services were performed by FB Advisor under the investment advisory and administrative services agreement, and no fees were paid to it pursuant to the terms of the agreement. Under the terms of our investment advisory and administrative services agreement there was no liability on our part for the offering or organization costs funded by FB Advisor until the investment advisory and administrative services agreement became effective on January 2, 2009, upon meeting the minimum offering requirement. FB Advisor will be entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to FB Advisor for such fees is $125. We paid the minimum reimbursement of $125 to FB Advisor on January 7, 2009.

We reimburse FB Advisor for the administrative expenses necessary for its performance of services to us, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse FB Advisor for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor.

Net Realized Gains or Losses

We had no net realized gains or losses during the year ended December 31, 2008, since we had not yet commenced operations. Therefore, we did not have a portfolio of investments to value. Since we commenced operations in January 2009, we have purchased debt securities that will be valued by our board of directors on March 31, 2009 and at the end of each quarter thereafter.

Net Loss

During the year ended December 31, 2008, we had a net loss of $580.

Financial Condition, Liquidity and Capital Resources

In February 2008, pursuant to a private placement, our chief executive officer, Michael Forman, contributed initial seed capital in the amount of $750 through a subscription to purchase 83,334 shares of our common stock. One of our directors, David Adelman, contributed initial seed capital in the amount of $250 through a subscription to purchase 27,778 shares of our common stock. Collectively, Messrs. Forman and Adelman own 100% of FB Adviser through related affiliates.

Since commencing our continuous public offering, we have sold 875,875 shares of our common stock for gross proceeds of $8,330. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $9,330 to date.

We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. We will sell our shares on a continuous basis at a price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after the deduction of selling commissions and dealer manager fees, that is below net asset value. In connection with each monthly closing on the sale of shares of our common stock, the board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value within 48 hours of the time that we price our shares. Following each monthly closing, we will update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

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

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

We intend to authorize and declare distributions monthly and pay distributions on a quarterly basis. We declared our first monthly distribution in January 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Form 1099-DIV, identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

On February 26, 2009, our affiliate, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. Under this arrangement, no portion of our distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements for at least the next two quarters, and intends to continue such reimbursements thereafter until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

We intend to make any distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock.

The following table reflects the cash distributions per share that we have declared on our common stock to date:

			Distribution
Date Declared	Record Date	Payment Date	Per Share	Amount
Fiscal 2008
December 19, 2008	December 19, 2008	December 23, 2008	$0.2260	$25
Fiscal 2009
January 29, 2009	January 31, 2009	March 31, 2009	0.0625	26
February 26, 2009	February 27, 2009	March 31, 2009	0.0625	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0625	62

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts.

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

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by FB Advisor’s management team, with such valuation potentially taking into account information received from any of our sub-advisors or an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with our valuation committee;

•

our valuation committee will review the preliminary valuation and FB Advisor’s management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement filed on Form N-2 related to the offering of our shares of common stock. We have charged offering costs against capital in excess of par value on the balance sheet.

Contributions to Capital

FB Advisor has funded our offering costs and organization costs. We have recorded these costs as contributions to capital. The offering costs were offset against capital in excess of par on the financial statement. The organization costs were charged to expense as incurred. Under the terms of our investment advisory and administrative services agreement there is no liability on our part for the offering or organization costs funded by FB Advisor until the investment advisory and administrative services agreement became effective. On January 2, 2009, upon meeting the minimum offering requirement, FB Advisor will be entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to FB Advisor for such fees is $125. We paid the minimum reimbursement of $125 to FB Advisor on January 7, 2009.

Contractual Obligations

Our investment activities are managed by FB Advisor, and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FB Advisor (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance.

The incentive fee consists of three parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subordinated to a preferred return on adjusted capital, as defined, in our investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized rate of 8.0%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains during operations, will be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to a liquidation of the company and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which we refer to as the subordinated liquidation incentive fee, will equal 20.0% of the net proceeds from a liquidation of the company in excess of adjusted capital, as calculated immediately prior to liquidation.

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM, to act as our investment sub-adviser. GDFM is a subsidiary of GSO. GDFM will assist FB Advisor with identifying investment opportunities and will make investment recommendations for approval by FB Advisor according to asset allocation and other guidelines set by FB Advisor.

FB Advisor provides us with general ledger accounting, fund accounting, and investor and other administrative services. FB Advisor has contracted with Pine Hill Group, LLC to provide us with a chief financial officer, Charles Jacobson, the Managing Director of that firm, and has contracted with Vigilant Compliance Services, LLC, to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted SFAS No. 159, effective January 1, 2008.

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

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Adviser is paid a base management fee and certain incentive fees, if applicable. As of December 31, 2008 no services had been performed by FB Adviser under this agreement, and no fees were paid to it. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of our operations.

FB Adviser has also funded offering costs and organization costs in the amount of $1,914 and $294 for the year ended December 31, 2008 and for the period from December 21, 2007 (inception) to December 31, 2007, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the organization costs were charged to expense as incurred. Under the terms of the investment advisory and administrative services agreement there is no liability on our part for the offering or organization costs funded by the investment adviser until the investment advisory and administrative services agreement is effective and we have raised sufficient proceeds from unrelated outside investors.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was brought effective by the SEC and we raised gross proceeds from unrelated outside investors of at least $2.5 million, FB Adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to FB Adviser for such fee is $125. We paid the minimum reimbursement of $125 to FB Adviser on January 7, 2009.

Our chief executive officer (“CEO”) serves as the CEO of FB Adviser. Our CEO contributed initial seed capital in the amount of $750 through a subscription to purchase 83,334 shares of our common stock. One of our directors, who also serves as vice chairman of FB Adviser, contributed initial seed capital in the amount of $250 through a subscription to purchase 27,778 shares of our common stock. Collectively, the CEO and the director mentioned above, own 100% of FB Adviser through related affiliates. Messrs. Forman and Adelman will not tender their shares for repurchase as long as FB Advisor remains our investment advisor.

On December 19, 2008, we declared a $0.226 per share distribution for shareholders of record as of that date. The distribution totaling $25 was made on December 23, 2008. The CEO and director received $19 and $6, respectively, from this distribution.

Members of FB Adviser’s senior management team provide investment advisory services to both us and FB Capital Partners. FB Capital Partners, which is owned by our CEO, is organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. FB Adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, so that we will not be disadvantaged in relation to any other client of FB Adviser or its management team.

On February 26, 2009, our affiliate, Franklin Square Holdings agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. Under this arrangement, no portion of our distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements for at least the next two quarters, and intends to continue such reimbursements thereafter, until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Prior to commencing our operations, the primary objective of our investment activities was to preserve principal. During the year ended December 31, 2008, our cash or cash equivalents were invested in an account at a well capitalized financial institution. The fair value of our cash at December 31, 2008, approximated its carrying value.

We are subject to financial market risks, including changes in interest rates. As of March 19, 2009, all of our portfolio investments were at variable interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increasing pre-incentive fee net investment income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation.:

Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of FS Investment Corporation as of December 31, 2008 and 2007 and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from December 21, 2007 (Inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    McGladrey & Pullen, LLP

Blue Bell, Pennsylvania

March 30, 2009

FS Investment Corporation

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Cash	$1,000	$—

Total assets	$1,000	$—

Liabilities
Accrued liabilities	$1	$—

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 111,112 and no shares issued and outstanding, respectively	—	—
Capital in excess of par value, net of offering costs of $1,567 and $257, respectively	1,616	37
Accumulated deficit	(617)	(37)

Total stockholders’ equity	999	—

Total liabilities and stockholders’ equity	$1,000	$—

Net asset value per common share at period end	$8.99	$—

See notes to financial statements.

FS Investment Corporation

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31, 2008	Period from December 21, 2007 (Inception) to December 31, 2007
Revenue
Interest income	$25	$—

Operating expenses
Organization costs	605	37

Net loss	$(580)	$(37)

Loss per share—basic and diluted	$(5.79)

Weighted average shares outstanding—basic and diluted	100,183

See notes to financial statements.

FS Investment Corporation

Statement of Changes in Net Assets

(in thousands)

	Year Ended December 31, 2008	Period from December 21, 2007 (Inception) to December 31, 2007
Operations
Net loss	$(580)	$(37)

Stockholder distributions
Distributions paid	(25)	—

Capital share transactions
Issuance of common stock	1,000	—
Capital contributions of investment advisor	1,914	294
Offering costs	(1,310)	(257)

Net increase in net assets resulting from capital share transactions	1,604	37

Total increase in net assets	999	—
Net assets at beginning of period	—	—

Net assets at end of period	$999	$—

See notes to financial statements.

FS Investment Corporation

Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2008	Period from December 21, 2007 (Inception) to December 31, 2007
Cash flows from operating activities
Net loss	$(580)	$(37)
Adjustments to reconcile net loss to net cash used in operating activities: Increase in accrued liabilities	1	—

Net cash used in operating activities	(579)	(37)

Cash flows from financing activities
Issuance of common stock	1,000	—
Capital contributions of investment advisor	1,914	294
Stockholder distributions	(25)	—
Offering costs	(1,310)	(257)

Net cash provided by financing activities	1,579	37

Total increase in cash	1,000	—
Cash at beginning of period	—	—

Cash at end of period	$1,000	$—

See notes to financial statements.

FS Investment Corporation

Notes to Financial Statements

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

Organization Costs: Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred. For the year ended December 31, 2008, and for the period from December 21, 2007 (Inception) to December 31, 2007 the company incurred organization costs of $605 and $37, respectively, which were paid on behalf of the Company by an affiliate and have been recorded as a capital contribution (Note 4).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 pertaining to the public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par on the balance sheet. During the year ended December 31, 2008, and for the period from December 21, 2007 (inception) to December 31, 2007, the Company had offering costs of $1,310 and $257, respectively, which were paid on behalf of the Company by an affiliate and have been recorded as a contribution to capital (Note 4).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The tax treatment of the $25 distribution paid to its stockholders during the year ended December 31, 2008 was ordinary income (Note 4).

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

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions which are members of the FDIC.

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company’s investment advisor will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts.

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

With respect to investments for which market quotations are not readily available, the Company will undertake a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially valued by the senior management team of the investment advisor, which may include information received from the Company’s sub-advisor or an independent valuation firm, if applicable, to assist in the valuation process;

•	preliminary valuation conclusions will then be documented and discussed with the valuation comittee;

•

the valuation committee will review the preliminary valuation and the investment advisor and independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•

the board of directors will discuss valuations and will determine the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Company’s investment advisor, the valuation committee and any third-party valuation firm, if applicable.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the Company’s financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the debt investments.

Equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company.

The Company may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation: We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Note 3. Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the combined balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted this statement effective January 1, 2008.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

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

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser will be paid a base management fee and certain incentive fees, if applicable. As of December 31, 2008 no services have been performed by the investment adviser under this agreement, and no fees have been paid to it. The Company commenced accruing fees under the agreement on January 2, 2009, upon the commencement of the Company’s operations.

The Company’s investment adviser has also funded offering costs and organization costs in the amount of $1,914 and $294 for the year ended December 31, 2008 and for the period from December 21, 2007 (inception) to December 31, 2007, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the organization costs were charged to expense as incurred by the Company (Note 2). Under the terms of the Company’s investment advisory and administrative services agreement there is no liability on the part of the Company for the offering or organization costs funded by the investment adviser until the investment advisory and administrative services agreement is effective and the Company has raised sufficient proceeds from unrelated outside investors, as defined.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was brought effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser will be entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. The minimum reimbursement to the investment adviser for such fee is $125. On January 2, 2009, excluding shares purchased by the Company’s directors, officers and affiliates, the Company sold 287,362 shares of its common stock for gross proceeds of $2,661, thereby exceeding the minimum offering requirement. The Company paid the minimum reimbursement of $125 to its investment advisor on January 7, 2009.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

The Chief Executive Officer (“CEO”) of the Company serves as CEO of the Company’s investment adviser. The CEO of the Company contributed initial seed capital in the amount of $750 through a subscription to purchase 83,334 shares of the Company’s common stock. A director of the Company who also serves as Vice Chairman of the Company’s investment adviser contributed initial seed capital in the amount of $250 through a subscription to purchase 27,778 shares of the Company’s common stock. Collectively, the CEO and the director mentioned above, own 100% of the investment adviser through related affiliates.

On December 19, 2008, the Company declared a $0.226 per share distribution for shareholders of record as of that date. The distribution totaling $25 was made on December 23, 2008. The CEO and director received $19 and $6, respectively, from this distribution.

Members of the Company’s investment adviser’s senior management team will provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by the Company’s CEO, is organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While the Company’s adviser is no longer making private debt investments for clients other than the Company, if necessary, the Company’s investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, so that the Company will not be disadvantaged in relation to any other client of the Company’s investment adviser or its management team.

The Company’s affiliate, Franklin Square Holdings, L.P. (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that its net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. Under this arrangement, no portion of the Company’s distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements for at least the next two quarters, and intends to continue such reimbursements thereafter until it deems the Company has achieved economies of scale sufficient to ensure that the Company bear a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed Franklin Square Holdings will be determined at the end of each quarter. Franklin Square Holdings is controlled by the Company’s CEO and director mentioned above.

Note 5. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2008. The Company has omitted the financial highlights for the period from December 21, 2007 (Inception) to December 31, 2007 since the Company did not have net assets or outstanding shares of common stock as of December 31, 2007.

Per share data:
Net asset value, beginning of period	$—
Net decrease in net assets resulting from operations	(5.22)
Distributions to stockholders	(0.23)
Issuance of common stock	9.00
Capital contributions of investment advisor	17.23
Offering costs	(11.79)

Net asset value, end of period	$8.99

Shares outstanding, end of period	111,112

Ratio/Supplemental Data:
Net assets, end of period	$999
Ratio of interest income to average net assets	5.01%
Ratio of organization costs to average net assets	121.12%

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Share Repurchase Program

Beginning in January 2010, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares. The Company will consider the following factors, among others, in making its determination regarding whether to offer to repurchase shares and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of its assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

The Company intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. The Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company does not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. Additionally, the Company anticipates that it will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

Note 7. Subsequent Events

From January 1, 2009 through March 2, 2009, the Company raised gross proceeds of $8,330 through the sales of 875,875 shares of its common stock. The Company incurred commissions of $447 in connection with these sales. The net proceeds from these sales have been used primarily to make investments through secondary market transactions.

Since commencing operations on January 2, 2009 through March 19, 2009, the Company invested in 18 portfolio companies. As of March 19, 2009, the Company’s investment portfolio consists of interests in 17 senior secured and second lien secured loans to private U.S. companies with an average EBITDA of $635.4 million. The investments were purchased at an average price of 75.2% of par value. Presently, the weighted average credit rating of the Company’s portfolio is B2 based upon the Moody’s scale and the estimated gross annual portfolio yield is 14.2%.

The Company declared the following dividends subsequent to December 31, 2008:

Date Declared	Record Date	Payment Date	Distribution
			Per Share	Amount
January 29, 2009	January 31, 2009	March 31, 2009	0.0625	26
February 26, 2009	February 27, 2009	March 31, 2009	0.0625	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0625	62

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Selected Quarterly Financial Data (unaudited)

The following is the unaudited quarterly results of operations for the year ended December 31, 2008 and the period from December 21, 2007 (Inception) to December 31, 2007. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Period from December 21, 2007 (Inception) to December 31, 2007
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Interest income	$6	$8	$8	$3	$—
Operating expenses	129	127	106	243	37

Net loss	$(123)	$(119)	$(98)	$(240)	$(37)

Net decrease in net asset resulting from operations	$(123)	$(119)	$(98)	$(240)	$(37)

Per share data:
Net loss—basic and diluted	$(1.11)	$(1.07)	$(0.88)	$(3.57)
Net decrease in net assets resulting from operations—basic and diluted	(1.11)	(1.07)	(0.88)	(3.57)

The sum of quarterly per share amounts does not equal per share amounts reported for the year ended December 31, 2008. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)	Attestation Report of the Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(d)	Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1*	Articles of Amendment and Restatement of FS Investment Corporation.

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with prospectus Supplement No. 2 on Form 497 (File No. 333-149374) filed on January 14, 2009.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.6	Form of Escrow Agreement by and between the Company and UMB Bank, N.A.. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION.

Date: March 31, 2009	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 31, 2009	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2009	/s/ Charles M. Jacobson
Charles M. Jacobson Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 31, 2009	/s/ David Adelman
David Adelman Director

Date: March 31, 2009	/s/ Gregory P. Chandler
Gregory P. Chandler Director

Date: March 31, 2009	/s/ Barry H. Frank
Barry H. Frank Director

Date: March 31, 2009	/s/ Thomas J. Gravina
Thomas J. Gravina Director

Date: March 31, 2009	/s/ Michael Heller
Michael Heller Director

Date: March 31, 2009	/s/ Paul Mendelson
Paul Mendelson Director

Date: March 31, 2009	/s/ Gerald Stahlecker
Gerald Stahlecker Director