Form 10-Q
period 2009-03-31
FS Investment CORP
filed 2009-05-15
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 2,138,469 shares of Common Stock outstanding as of May 15, 2009.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Balance Sheets

(in thousands, except share amounts)

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Investments, at fair value (cost - $9,764)	$9,919	$—
Cash	3,096	1,000
Receivable for investments sold	1,015	—
Reimbursement from sponsor	124	—
Interest receivable	44	—
Prepaid expenses and other assets	10	—

Total assets	$14,208	$1,000

Liabilities
Payable for investments purchased	$5,134	$—
Management fees payable	38	—
Administrative services fees payable	15	—
Other accrued expenses and liabilities	114	1

Total liabilities	5,301	1

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,030,829 and 116,048 shares issued and outstanding, respectively (1)	1	—
Capital in excess of par value	9,393	1,641
Accumulated deficit	(642)	(642)
Net unrealized appreciation on investments	155	—

Total stockholders’ equity	8,907	999

Total liabilities and stockholders’ equity	$14,208	$1,000

Net asset value per common share at period end	$8.64	$8.61

(1)	On March 31, 2009, the Company declared a stock distribution of 1.4% for stockholders of record as of March 31, 2009. On April 30, 2009, the company declared a stock distribution of 3% for stockholders of record as of April 30, 2009. The outstanding shares and net asset value per common share reflect these stock distributions on a retroactive basis.

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Operations

(in thousands, except share amounts)

	Three months ended March 31,
	2009	2008
Investment income
Interest income	$158	$3

Operating expenses
Management fees	38	—
Administrative services expenses	38	—
Other general and administrative expenses	192	243

Total expenses	268	243
Less: Expense reimbursement from sponsor (Note 4)	(124)	—

Net expenses	144	243

Net investment income (loss)	14	(240)

Realized and unrealized gain
Net realized gain on investments	124	—
Net change in unrealized appreciation on investments	155	—

Total net realized and unrealized gain on investments	279	—

Net increase (decrease) in net assets resulting from operations	$293	$(240)

Earnings (loss) per share - basic and diluted	$0.38	$(3.14)

Weighted average shares outstanding - basic and diluted (1)	764,860	76,515

(1)	On March 31, 2009, the Company declared a stock distribution of 1.4% for stockholders of record as of March 31, 2009. On April 30, 2009, the company declared a stock distribution of 3% for stockholders of record as of April 30, 2009. The weighted average shares used in the computation of earnings (loss) per share reflect these stock distributions on a retroactive basis.

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Changes in Net Assets

(in thousands)

	Three months ended March 31,
	2009	2008
Operations
Net investment income (loss)	$14	$(240)
Net realized gain on investments	124	—
Net change in unrealized appreciation on investments	155	—

Net increase (decrease) in net assets resulting from operations	293	(240)

Stockholder distributions
Distributions from net investment income	(14)	—
Distributions from net realized gain on investments	(124)	—

Net decrease in net assets resulting from stockholder distributions	(138)	—

Capital share transactions
Issuance of common stock	8,330	1,000
Offering costs	(494)	(444)
Reimbursement of investment adviser (Note 4)	(140)	—
Capital contributions of investment adviser	57	687

Net increase in net assets resulting from capital share transactions	7,753	1,243

Total increase in net assets	7,908	1,003
Net assets at beginning of period	999	—

Net assets at end of period	$8,907	$1,003

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$293	$(240)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(11,157)	—
Proceeds from sales and repayments of investments	1,590	—
Net change in unrealized appreciation on investments	(155)	—
Net realized gain on investments	(124)	—
Accretion of discount	(73)	—
Increase in interest receivable	(44)	—
Increase in prepaid expenses and other assets	(10)	—
Increase in payable for investments purchased	5,134	—
Increase in receivable for investments sold and repaid	(1,015)	—
Increase in management fees payable	38	—
Increase in administrative services fees payable	15	—
Increase in reimbursement from sponsor	(124)	—
Increase in other accrued expenses and liabilities	113	—

Net cash used in operating activities	(5,519)	(240)

Cash flows from financing activities
Issuance of common stock	8,330	1,000
Offering costs	(494)	(444)
Payments to investment adviser for offering and organization costs	(140)	—
Capital contributions of investment adviser	57	687
Stockholder distributions	(138)	—

Net cash provided by financing activities	7,615	1,243

Total increase in cash	2,096	1,003
Cash at beginning of period	1,000	—

Cash at end of period	$3,096	$1,003

See notes to financial statements.

FS Investment Corporation

Unaudited Schedule of Investments

As of March 31, 2009

(in thousands)

Portfolio Company	Industry	Principal Amount	Cost	Fair (a) Value
Senior Secured Loans - First Lien - 81.9%
1-800 Contacts, Inc., L+395, 12/19/14 (b)	Healthcare	$600	$490	$495
Apptis (DE), Inc., L+325, 12/20/12 (b)	Defense and Aerospace	499	367	369
Contec LLC, L+475, 7/28/14	Telecommunications	499	379	372
Corel Corp., L+400, 5/02/12 (b)	Software	443	329	325
Data Transmission Network Corp., L+500, 3/10/13 (b)	Business Information Services	571	499	487
First Data Corp., L+275, 9/24/14	Merchant Processing	997	697	676
Global Tel Link Corp., L+600, 2/14/13	Telecommunications	429	378	370
Harland Clarke Holdings Corp., L+250, 6/30/14	Business Information Services	997	598	605
Intralinks, Inc., L+275, 6/15/14 (b)	Business Information Services	499	349	347
Kenan Advantage Group, Inc., L+300, 12/16/11	Transportation and Logistics	997	751	813
King Pharmaceuticals, Inc., L+500, 4/19/12 (b)	Specialty Pharmaceuticals	579	524	541
SafeNet, Inc., L+250, 4/12/14 (b)	Business Information Services	499	342	335
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utility	997	746	661
Vertellus Specialties, Inc., L+425, 12/10/12	Specialty Chemicals	499	409	429
West Corp., L+350, 10/24/13 (b)	Telecommunications Services	499	436	466

Total Senior Secured Loans - First Lien		9,604	7,294	7,291

Senior Secured Loans - Second Lien - 29.5%
Asurion Corp., L+650, 7/03/15 (b)	Insurance	1,000	615	735
Bresnan Communications LLC, L+450, 3/29/14	Broadcast and Entertainment	1,000	730	735
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunications	1,508	1,125	1,158

Total Senior Secured Loans - Second Lien		$3,508	2,470	2,628

TOTAL INVESTMENTS - 111.4%			$9,764	9,919

LIABILITIES IN EXCESS OF OTHER ASSETS - (11.4%)				(1,012)

NET ASSETS - 100.0%				$8,907

(a)	Fair value of this investment determined by the Company’s Board of Directors (see Note 2 and Note 7).
(b)	Position unsettled as of March 31, 2009.

See notes to financial statements.

FS Investment Corporation

Notes to Unaudited Financial Statements

(in thousands, except share information)

Note 1. Principal Business and Organization

FS Investment Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”), as amended. The Company intends to operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986 (“the Code”).

Since commencing its initial public offering, the Company has sold 2,022,421 shares of common stock for gross proceeds of $19,101. The Company has raised gross proceeds to date of $20,101, including $1,000 contributed by the principals of the Company’s investment adviser in February 2008. The following table summarizes the sales of common stock on a monthly basis during 2009:

	Shares Sold (1)	Average Price per Share (1)	Gross Proceeds

January	310,515	$8.86	$2,750
February	418,375	9.09	3,802
March	185,891	9.56	1,778
April	433,873	9.46	4,104
May	673,767	9.89	6,667

Total	2,022,421	$9.44	$19,101

(1)	For the months of January through April 2009, the number of shares offered and the average price per share have been retroactively adjusted to reflect the stock distributions declared on March 31, 2009 and April 30, 2009 (See Note 5). All shares were sold at prices between $9.00 and $10.00 per share, depending on the amount of discounts or commissions waived by the dealer manager.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2008 included in the Company’s Form 10-K. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The December balance sheet is derived from the 2008 audited financial statements.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share information.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 2. Summary of Significant Accounting Policies (continued)

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Dividends and Distributions: Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors monthly. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Note 3. Recently Issued Accounting Standards

On September 30, 2008, the Financial Accounting Standards Board (“FASB”) and the SEC issued a joint press release clarifying the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”) in a market that is not active. The FASB subsequently issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies that the fair value of an investment should reflect an exit price in an orderly transaction, not a forced liquidation or distressed sale. In a dislocated market, judgment is required to determine whether transactions are forced liquidations or distressed sales. The FASB also reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available. The third area of clarification was that broker or pricing services quotes may not be determinative if an active market does not exist, and whether the quotes are indicative or binding should also be considered when weighting the available evidence.

In April 2009, FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect that the adoption of FSP 157-4 will have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company does not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company does not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a significant impact on its financial statements.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (“FB Advisor” or the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. The Company commenced accruing fees under the agreement on January 2, 2009, upon the commencement of the Company’s operations. For the three months ended March 31, 2009, the investment adviser earned $38 in base management fees. These fees have been accrued as of March 31, 2009. The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2009, the Company incurred administrative services charges of $38 attributable to the investment adviser. As of March 31, 2009, the Company has paid FB Advisor $23 for the services incurred under this arrangement.

The Company’s investment adviser has also funded offering costs and organization costs in the amount of $57 and $687 for the three months ended March 31, 2009 and 2008, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company. The company incurred organization costs of $243 during the three months ended March 31, 2008. No such costs were incurred during the three months ended March 31, 2009.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was brought effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $140 to its investment adviser during the three months ended March 31, 2009. The reimbursements are recorded as a reduction of capital.

Members of the Company’s investment adviser’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, our chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor the Company’s investment adviser is making private corporate debt investments for clients other than the Company currently, the Company’s investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of the Company’s investment adviser or its management team.

The Company’s affiliate and sponsor, Franklin Square Holdings, L.P. (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that the Company’s net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. Under this arrangement, no portion of the Company’s distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements through June 2009, and intends to continue such reimbursements thereafter until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. During the three months ended March 31, 2009, these reimbursements totaled $124. Franklin Square Holdings is controlled by Messrs. Forman and Adelman.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock to date. On a tax basis, the distributions paid to our stockholders during the three months ended March 31, 2009 reflect a distribution of ordinary income.

			Distribution
Date Declared	Record Date	Payment Date	Per Share (1)	Amount
January 29, 2009	January 31, 2009	March 31, 2009	$0.0598	$26
February 26, 2009	February 27, 2009	March 31, 2009	0.0598	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0598	62
April 30, 2009	April 30, 2009	June 30, 2009	0.0607	89

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared on March 31, 2009 and April 30, 2009, as discussed below.

On March 31, 2009, the Company declared a stock distribution of 1.4% for stockholders of record as of March 31, 2009. The distribution totaling 13,818 shares was made on March 31, 2009. On April 30, 2009, the company declared a stock distribution of 3% for stockholders of record as of April 30, 2009. The distribution totaling 42,661 shares was made on April 30, 2009. The weighted average shares used in the computation of earnings (loss) per share and net asset value reflects these stock distributions on a retroactive basis.

Note 6. Investment Portfolio

The following table summarized the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2009:

	Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans - First Lien	$7,294	$7,291	74%
Senior Secured Loans - Second Lien	2,470	2,628	26%

Total	$9,764	$9,919	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2009.

Industry Classification	Amount	Percentage of Portfolio
Telecommunications	$1,900	19.2%
Business Information Services	1,774	17.9%
Transportation and Logistics	813	8.2%
Insurance	735	7.4%
Broadcast and Entertainment	735	7.4%
Merchant Processing	676	6.8%
Utility	661	6.7%
Specialty Pharmaceuticals	541	5.5%
Healthcare	495	5.0%
Telecommunications Services	466	4.7%
Specialty Chemicals	429	4.3%
Defense and Aerospace	369	3.7%
Software	325	3.3%

Total	$9,919	100.0%

Note 7. Fair Value of Financial Instruments

SFAS 157 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. SFAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

SFAS 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 7. Fair Value of Financial Instruments (continued)

At March 31, 2009, the Company’s investments were categorized as follows in the fair value hierarchy for SFAS 157 purposes:

Valuation Inputs	Investments
Level 1 - Price quotations in active markets	$—
Level 2 - Significant other observable inputs	—
Level 3 - Significant unobservable inputs	9,919

Total	$9,919

Valuation of loans and debt securities depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the debt investments.

The Company’s current investments consist primarily of senior secured loans that are traded on a private over-the-counter market for institutional investors. The Company primarily valued its current investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. Based on its experience in purchasing and selling these secured loans, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. Investments totaling $8,883 were valued utilizing this third party pricing service. The Company used other methods to determine fair value for securities for which the Company could not obtain prevailing bid and ask prices through its third party pricing service. These methods included obtaining independent dealer quotes and internal modeling. Investments totaling $1,036 were valued by methods other than using a third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made by management.

The following is a reconciliation for the three months ended March 31, 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Fair value at December 31, 2008	$—
Accretion of discount	73
Net realized gain	124
Net change in unrealized appreciation or depreciation	155
Purchases	11,157
Sales and redemptions	(1,590)
Net transfers in or out of Level 3	—

Fair value at March 31, 2009	$9,919

The amount of total gains and losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$155

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2009 and for the year ended December 31, 2008.

	Three Months Ended March 31, 2009 (Unaudited)	Year Ended December 31, 2008
Per Share Data (1):
Net asset value, beginning of period	$8.61	$—

Results of operations (2)
Net investment income (loss)	0.02	(7.58)
Net realized and unrealized gain on investments	0.36	—

Net increase (decrease) in net assets resulting from operations	0.38	(7.58)

Stockholder distributions (3)
Distributions from net investment income	(0.02)	(0.22)
Distributions from net realized gain on investments	(0.16)	—

Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.22)

Capital share transactions
Issuance of common stock (4)	0.58	8.52
Offering costs (2)	(0.65)	(17.12)
Reimbursement to investment adviser (2)	(0.18)	—
Capital contributions of investment adviser (2)	0.07	25.01

Net increase (decrease) in net assets resulting from capital share transactions	(0.17)	16.41

Net asset value, end of period	$8.64	$8.61

Shares outstanding, end of period	1,030,829	116,048

Total return (5)	2.46%	2.41%

Ratio/Supplemental Data:
Net assets, end of period	$8,907	$999

Ratio of net investment income to average net assets (6)	0.22%	(116.20)%

Ratio of operating expenses to average net assets (6)	4.17%	121.25%
Ratio of expenses reimbursed to average net assets (6)	(1.93)%	0.00%

Ratio of total operating expenses to average net assets (6)	2.24%	121.25%

Portfolio turnover	29.87%	0.00%

(1)	The share information utilized to determine the per share data has been retroactively adjusted to reflect the stock distributions declared on March 31, 2009 and April 30, 2009.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of changes in the offering price per share throughout the period.

(5)	Total return for the three months ended March 31, 2009 is not annualized. The 2008 total return is based on an initial investment at $8.62 per share. The Company’s net loss in 2008 did not reduce net asset value as all expenses were funded by a third-party affiliate.
(6)	Average monthly net assets are used for this calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds of in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes as a RIC under the Code.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, long-term subordinated loans, referred to as mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase fixed rate corporate bonds and/or minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

        The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any mezzanine investments that we make generally will have stated terms of up to ten years, but the expected average life of such loans is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans that we invest in are often rated by a nationally recognized statistical ratings organization (NRSRO), and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation).

Current Market Conditions

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell their positions to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events have significantly diminished overall confidence in the debt and equity markets, have resulted in unprecedented declines in the values of certain assets, and have caused significant economic uncertainty. This reduced confidence and uncertainty could further exacerbate the overall market disruptions and risks to businesses in need of capital.

While these conditions may negatively impact our ability to obtain financing, particularly from the debt markets, we believe that the severe disruption in the markets has brought prices of many debt securities to attractive levels, and has significantly impaired the ability of many of our competitors to make investments. For new investors unencumbered by legacy portfolios built prior to the financial crisis, therefore, we believe that current market conditions afford significant investment opportunities.

Portfolio Investment Activity For The Three Months Ended March 31, 2009

During the three months ended March 31, 2009, we invested $11,157 in 21 portfolio companies. During the same period we sold our positions totaling $1,394 in three portfolio companies and received principal repayments of $161. As of March 31, 2009, our investment portfolio consisted of interests in 18 portfolio companies for a total fair value of $9,919, 74% in first lien senior secured loans and 26% in second lien senior secured loans to private U.S. companies with an average trailing twelve month EBITDA of $509.6 million. The investments in our portfolio were purchased at an average price of 74% of par value. On March 31, 2009, the weighted average credit rating of our portfolio was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield was 14.4%.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our investment adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The investment adviser uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan —full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of March 31, 2009.

	March 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$735	7%
2	9,184	93%
3	—	0%
4	—	0%
5	—	0%

Total	$9,919	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced operations on January 2, 2009, when we raised in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. As a result, no comparisons with the comparable 2008 period have been included.

Revenues

Since commencing operations on January 2, 2009, we have generated revenue of $158 in the form of interest earned on senior secured loans in our portfolio. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We also plan to generate revenue in the form of dividends on the equity or other securities we may hold. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administrative services agreement. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-advisor.

We also reimburse FB Advisor for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FB Advisor for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•

all other expenses incurred by FB Advisor, our sub-advisor or us in connection with administering our business, including expenses incurred by FB Advisor or our sub-advisor in performing administrative services for us, and the reimbursement of the compensation of our chief financial officer and chief compliance officer paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Our total operating expenses were $268 for the three months ended March 31, 2009. Our operating expenses include base management fees and administrative services expenses attributed to FB Advisor of $38 and $38, respectively. Our other general and administrative expenses totaled $192 for the three months ended March 31, 2009 and consisted primarily of: i) $47 in fees paid to PNC Global Investment Servicing, which provides various accounting and administrative services to us and is paid a monthly fee based on net assets subject to a minimum fee requirement; ii) $48 in expenses associated with our independent audit; iii) $34 in compensation of our chief financial officer and chief compliance officer; iv) $30 in fees paid to our stock transfer agent; and v) fees related to preparing and distributing public filings and shareholder communications. We expect other general and administrative expenses to increase in the next several quarters as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, cease. In addition, we expect that our directors will begin to receive their annual fees in the second half of 2009.

Overall, we expect our general and administrative operating expenses related to our ongoing operations to increase moderately because of the anticipated growth in the size of our asset base. During periods of asset growth, we expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

For the three months ended March 31, 2008, we incurred organization costs of $243, included in other general and administrative expenses, which represented our only operating activities at that time. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. These costs were paid on our behalf by an affiliate and were treated as capital contributions.

Expense Reimbursement

On February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. Under this arrangement, no portion of our distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements through June 2009 and intends to continue such reimbursements thereafter until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. During the three months ended March 31, 2009, these reimbursements totaled $124. Franklin Square Holdings is controlled by the Company’s chief executive officer Michael Forman and director David Adelman.

Net Investment Income

Our net investment income totaled $14 or $0.02 per share for the three month period ended March 31, 2009.

Net Realized Gains or Losses

We had investment sales and received principal repayments of $1,394 and $161, respectively, during the three months ended March 31, 2009, from which we realized net gains of $124. Our realized gains were primarily comprised of the sales of our first lien loans to BNY ConvergEx, Sungard Data Systems Inc., and Dex Media West. In addition to the sales noted above, we realized gains as a result of the partial repayments at par of the outstanding amount of our investment tranches of senior secured loans to Corel Corporation, Data Transmission Network Corporation and Global Tel Link Corporation.

Net Change in Unrealized Appreciation on Investments

For the three months ended March 31, 2009, the net change in unrealized appreciation on investments totaled $155. The unrealized appreciation on our investments was driven by a general increase in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2009, the net increase in net assets resulting from operations was $293 and earnings per share was $0.38.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2009, we sold 914,781 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $8,330 and incurred related offering costs of $494. These offering costs consisted primarily of sales commissions of $447 and other offering costs such as legal and printing fees of $47. FB Advisor funded these other offering costs. As of May 15, 2009, we have sold 2,022,421 shares of our common stock for gross proceeds of $19,101 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $20,101 to date.

We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, are above our net asset value per share.

Prior to investing in debt securities of private U.S. companies, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our business development company election and our election to be taxed as a RIC.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

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

We authorize and declare distributions monthly and pay distributions on a quarterly basis. We declared our first monthly distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the quarter ended March 31, 2009 is expected to be a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

We make our ordinary monthly distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock to date:

			Distribution
Date Declared	Record Date	Payment Date	Per Share (1)	Amount
January 29, 2009	January 31, 2009	March 31, 2009	$0.0598	$26
February 26, 2009	February 27, 2009	March 31, 2009	0.0598	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0598	62
April 30, 2009	April 30, 2009	June 30, 2009	0.0607	89

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared on March 31, 2009 and April 30, 2009 as discussed below.

On March 31, 2009 and April 30, 2009, our board of directors declared special stock distributions of 1.4 shares per 100 shares outstanding and 3 shares per 100 shares outstanding, respectively. The purpose of these special stock distributions was to maintain a net asset value (“NAV”) per share that was below the then-current net offering price, as required by the 1940 Act subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions. The March 31, 2009 distribution was payable on March 31, 2009 to shareholders of record as of March 31, 2009. The April 30, 2009 distribution was payable on April 30, 2009 to shareholders of record as of April 30, 2009.

The stock distributions increased the number of shares outstanding, thereby reducing NAV per share. However, because the stock distributions were issued to all shareholders in proportion to their current holdings, the reduction in NAV per share as a result of the stock distribution was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing shareholders. As the stock distributions did not change any shareholder’s proportionate interest in us, they are not expected to represent a taxable distribution. Specific tax characteristics of all distributions will be reported to shareholders annually on Form 1099-DIV.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor will prepare portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”), which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We will undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by FB Advisor’s management team, with such valuation potentially taking into account information received from our sub-advisor or an independent valuation firm, if applicable;

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Contractual Obligations

We have entered into a contract with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-advisor, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2009, we incurred approximately $38 in base management fees and $38 in administrative services expenses payable to FB Advisor under the investment advisory and administrative services agreement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

On September 30, 2008, the FASB and the SEC issued a joint press release clarifying the application of SFAS 157 in a market that is not active. The FASB subsequently issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies that fair value of an investment should reflect an exit price in an orderly transaction, not a forced liquidation or distressed sale. In a dislocated market, judgment is required to determine whether transactions are forced liquidations or distressed sales. The FASB also reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available. The third area of clarification was that broker or pricing services quotes may not be determinative if an active market does not exist, and whether the quotes are indicative or binding should also be considered when weighting the available evidence.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not expect that the adoption of FSP 157-4 will have a significant impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a significant impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a significant impact on our financial statements.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. For the three months ended March 31, 2009, the investment adviser earned $38 in base management fees. These fees have been accrued as of March 31, 2009. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2009, the Company incurred administrative charges totaling $38 attributable to FB Advisor. As of March 31, 2009, we have paid FB Advisor $23 for the services incurred under this arrangement.

FB Advisor has funded offering costs and organization costs in the amount of $57 and $687 for the three months ended March 31, 2009 and 2008, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the organization costs were charged to expense as incurred. The company incurred organization costs of $243 during the three months ended March 31, 2008. No such costs were incurred during the three months ended March 31, 2009.

Under the terms of the investment advisory and administrative services agreement, after our registration statement was declared effective by the SEC and we raised gross proceeds from unrelated outside investors of at least $2.5 million, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. During the three months ended March 31, 2009, we reimbursed $140 to FB Advisor. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both us and FB Capital Partners. FB Capital Partners, which is owned by Mr. Forman, our chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor our investment adviser is making private corporate debt investments for clients other than us currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team.

On February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. Under this arrangement, no portion of our distributions is expected to represent a return of capital for our stockholders. Franklin Square Holdings expects to continue such reimbursements through June 2009, and intends to continue such reimbursements thereafter until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings will be determined at the end of each quarter. During the three months ended March 31, 2009, these reimbursements totaled $124. Franklin Square Holdings is controlled by Messrs. Forman and Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2009, all of our portfolio investments paid variable interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments. Currently all of our investments pay variable rates. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increasing pre-incentive fee net investment income.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither we nor FB Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or against FB Advisor.

From time to time, we and individuals employed by FB Advisor may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2009. In addition, on March 31, 2009, we issued 13,818 shares of our common stock in a distribution to all stockholders of record as of March 31, 2009.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2009.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman
Chief Executive Officer

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Accounting Officer)