Form 10-Q
period 2009-06-30
FS Investment CORP
filed 2009-08-13
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-53424

FS Investment Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-1630040 (I.R.S. Employer Identification No.)
Cira Centre
2929 Arch Street, Suite 675
Philadelphia, Pennsylvania 19104-2867
(Address of principal executive office)
(215) 495-1150
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer has 4,935,735 shares of Common Stock outstanding as of August 13, 2009.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Investment Corporation
Balance Sheets
(in thousands, except share amounts)

	June 30, 2009
	(Unaudited)	December 31, 2008
Assets
Investments, at fair value (cost — $27,140)	$29,313	$—
Cash	1,917	1,000
Receivable for investments sold and repaid	28	—
Reimbursement from sponsor	52	—
Interest receivable	101	—
Prepaid expenses and other assets	15	—

Total assets	$31,426	$1,000

Liabilities
Payable for investments purchased	$5,673	$—
Management fees payable	114	—
Administrative services fees payable	25	—
Other accrued expenses and liabilities	91	1

Total liabilities	5,903	1

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,956,619 and 128,414 shares issued and outstanding, respectively (1)	3	—
Capital in excess of par value	23,990	1,641
Accumulated deficit	(642)	(642)
Net unrealized appreciation on investments	2,172	—

Total stockholders’ equity	25,523	999

Total liabilities and stockholders’ equity	$31,426	$1,000

Net asset value per common share at period end	$8.63	$7.78

(1)	As discussed in Note 5, between March 31, 2009 and July 31, 2009, the Company issued five stock distributions. The outstanding shares and net asset value per common share reflect these stock distributions on a retroactive basis.
See notes to financial statements.

FS Investment Corporation
Unaudited Statements of Operations
(in thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Investment income
Interest income	$570	$8	$728	$11

Operating expenses
Management fees	114	—	152	—
Administrative services expenses	56	—	94	—
Other general and administrative expenses	292	107	484	350

Total expenses	462	107	730	350
Less: Expense reimbursement from sponsor (Note 4)	(52)	—	(176)	—

Net expenses	410	107	554	350

Net investment income (loss)	160	(99)	174	(339)

Realized and unrealized gain
Net realized gain on investments	235	—	359	—
Net change in unrealized appreciation on investments	2,017	—	2,172	—

Total net realized and unrealized gain on investments	2,252	—	2,531	—

Net increase (decrease) in net assets resulting from operations	$2,412	$(99)	$2,705	$(339)

Earnings (loss) per share — basic and diluted	$1.04	$(0.77)	$1.71	$(3.18)

Weighted average shares outstanding — basic and diluted (1)	2,315,173	128,414	1,584,828	106,542

(1)	As discussed in Note 5, between March 31, 2009 and July 31, 2009, the Company issued five stock distributions. The weighted average shares used in the computation of earnings (loss) per share reflect these stock distributions on a retroactive basis.
See notes to financial statements.

FS Investment Corporation
Unaudited Statements of Changes in Net Assets
(in thousands)

	Six months ended June 30,
	2009	2008

Operations
Net investment income (loss)	$174	$(339)
Net realized gain on investments	359	—
Net change in unrealized appreciation on investments	2,172	—

Net increase (decrease) in net assets resulting from operations	2,705	(339)

Stockholder distributions
Distributions from net investment income	(174)	—
Distributions from net realized gain on investments	(359)	—

Net decrease in net assets resulting from stockholder distributions	(533)	—

Capital share transactions
Issuance of common stock	24,559	1,000
Reinvestment of stockholder distributions	42	—
Offering costs	(2,006)	(768)
Reimbursement of investment advisor (Note 4)	(383)	—
Capital contributions of investment advisor	140	1,118

Net increase in net assets resulting from capital share transactions	22,352	1,350

Total increase in net assets	24,524	1,011
Net assets at beginning of period	999	—

Net assets at end of period	$25,523	$1,011

See notes to financial statements.

FS Investment Corporation
Unaudited Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,705	$(339)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(31,168)	—
Proceeds from sales and repayments of investments	4,724	—
Net change in unrealized appreciation on investments	(2,172)	—
Net realized gain on investments	(359)	—
Accretion of discount	(338)	—
Increase in interest receivable	(101)	—
Increase in prepaid expenses and other assets	(15)	—
Increase in payable for investments purchased	5,673	—
Increase in receivable for investments sold and repaid	(28)	—
Increase in management fees payable	114	—
Increase in administrative services fees payable	25	—
Increase in reimbursement receivable from sponsor	(52)	—
Increase in other accrued expenses and liabilities	90	—

Net cash used in operating activities	(20,902)	(339)

Cash flows from financing activities
Issuance of common stock	24,559	1,000
Reinvestment of stockholder distributions	42	—
Offering costs	(2,006)	(768)
Payments to investment advisor for offering and organization costs	(383)	—
Capital contributions of investment advisor	140	1,118
Stockholder distributions	(533)	—

Net cash provided by financing activities	21,819	1,350

Total increase in cash	917	1,011
Cash at beginning of period	1,000	—

Cash at end of period	$1,917	$1,011

See notes to financial statements.

FS Investment Corporation
Unaudited Schedule of Investments
As of June 30, 2009
(in thousands)

		Principal		Fair (a)
Portfolio Company	Industry	Amount	Cost	Value

Senior Secured Loans — First Lien - 76.0%
1-800 Contacts, Inc., L+395, 3/04/15 (b)	Healthcare	$2,095	$1,797	$1,822
Apptis (DE), Inc., L+325, 12/20/12	Defense and Aerospace	884	659	676
Caritor, Inc. (Keane, Inc.), L+225, 6/04/13	IT Outsourcing	998	724	781
Columbian Chemicals, L+600, 3/16/13 (b)	Commodity Chemicals	1,214	767	910
Contec LLC, L+475, 7/28/14	Telecommunications	1,994	1,590	1,630
Corel Corp., L+400, 5/02/12	Software	940	722	788
Data Transmission Network Corp., L+500, 3/10/13	Business Information Services	571	503	517
First Data Corp., L+ 275, 9/24/14	Merchant Processing	995	706	750
Global Tel Link Corp., L+600, 2/14/13	Telecommunications	417	371	376
Harland Clarke Holdings Corp., L+250, 6/30/14	Business Information Services	1,494	951	1,162
Intergraph, L+600, 11/28/14	Software	1,000	855	893
Intralinks, Inc., L+275, 6/15/14	Business Information Services	1,488	1,092	1,108
Kenan Advantage Group, Inc., L+275, 12/16/11	Transportation and Logistics	995	769	935
King Pharmaceuticals, Inc., L+500, 4/19/12	Specialty Pharmaceuticals	368	337	337
NCO Group, L+500, 5/15/13	Business Process Outsourcing	997	682	888
Quantum Corp., L+350, 7/12/14	Storage Software and Hardware	997	832	853
SafeNet, Inc., L+250, 4/12/14	Networking and Security Equipment	497	347	445
Sitel a.k.a Clientlogic Corp. L+550, 1/30/14	Professional and Business Services	2,000	1,446	1,430
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14 (b)	Utility	2,491	1,819	1,787
Vertellus Specialties, Inc., L+425, 12/10/12	Specialty Chemicals	490	407	466
WCP Exposition Services Operating Company, L+600, 8/29/11	Tradeshows	563	255	352
West Corp., L+500, 10/24/13	Telecommunications Services	497	438	494

Total Senior Secured Loans — First Lien		23,985	18,069	19,400

Senior Secured Loans — Second Lien — 33.2%
American Safety Razor, L+625, 1/30/14 (b)	Personal Care	2,500	1,800	1,825
Asurion Corp., L+650, 7/03/15	Insurance	1,000	627	872
Awesome Acquisition Co., L+ 500, 6/04/14 (b)	Restaurants	2,000	1,370	1,480
Bresnan Communications LLC, L+450, 3/29/14	Broadcast and Entertainment	1,000	741	894
Dresser, Inc. L+575, 5/04/15	Computer and Electronics	2,000	1,385	1,418
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	652	710
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunications	1,508	1,142	1,274

Total Senior Secured Loans — Second Lien		11,008	7,717	8,473

Senior Unsecured Bonds — 5.6%
OSI Restaurant Partners LLC, 10%, 6/15/15	Food Services	2,000	1,354	1,440

Total Senior Unsecured Bonds		$2,000	1,354	1,440

TOTAL INVESTMENTS — 114.8%			$27,140	29,313

LIABILITIES IN EXCESS OF OTHER ASSETS — (14.8%)				(3,790)

NET ASSETS — 100.0%				$25,523

(a)	Fair value of investments determined by the Company’s board of directors (see Note 7).

(b)	Position or portion of position unsettled as of June 30, 2009.
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
Since commencing its initial public offering, the Company has sold 4,807,321 shares of common stock for gross proceeds of approximately $43,876. The Company has raised gross proceeds to date of approximately $44,876, including $1,000 contributed by the principals of the Company’s investment adviser in February 2008. The following table summarizes the sales of common stock on a monthly basis during 2009:

	Shares	Average Price	Gross
	Sold(1)(2)	per Share(2)	Proceeds

January	343,606	$8.00	$2,750
February	462,960	8.21	3,802
March	205,701	8.64	1,778
April	480,109	8.55	4,104
May	745,610	8.94	6,667
June	590,218	9.32	5,500
July	941,855	9.57	9,017
August	1,037,262	9.89	10,258

	4,807,321	$9.13	$43,876

(1)	The number of shares sold includes 18,527 shares purchased through the Company’s distribution reinvestment plan.

(2)	The number of shares sold and the average sales price per share have been retroactively adjusted to reflect the stock distributions issued subsequent to the date at which the shares were sold. All shares were sold at prices between $9.00 and $10.00 per share, depending on the amount of discounts or commissions waived by the dealer manager.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2008 included in the Company’s Form 10-K. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The December balance sheet is derived from the 2008 audited financial statements. The Company has evaluated the impact of subsequent events through August 13, 2009, which is the date the financial statements were issued and filed with the Securities and Exchange Commission.

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
Income Taxes: The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.
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
In April 2009, FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements.

FS Investment Corporation
Notes to Unaudited Financial Statements (continued)
(in thousands, except share information)
Note 3. Recently Issued Accounting Standards (continued)
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on the Company’s financial statements or disclosures.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a significant impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this standard has not had a significant impact on the Company’s financial statements or disclosures.
On June 3, 2009, the FASB voted to approve FASB Accounting Standards Codification (ASC) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC. FASB ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure. FASB ASC will reduce the hierarchy established by SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to two levels, one that is authoritative and one that is not. FASB ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.
Note 4. Related Party Transactions
The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (“FB Advisor” or the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. The Company commenced accruing fees under the agreement on January 2, 2009, upon the commencement of the Company’s operations. For the three and six months ended June 30, 2009, the investment adviser earned $114 and $152, respectively, in base management fees. The Company paid $38 of these fees as of June 30, 2009. The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three and six months ended June 30, 2009, the Company incurred administrative services charges of $56 and $94, respectively, attributable to the investment adviser. As of June 30, 2009, the Company has paid FB Advisor $69 for the services incurred under this arrangement.
The Company’s investment adviser has also funded offering costs and organization costs in the amount of $140 and $1,118 for the six months ended June 30, 2009 and 2008, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company. The company incurred organization costs of $107 and $350, respectively, during the three and six months ended June 30, 2008. No such costs were incurred during the six months ended June 30, 2009.
Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was brought effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $383 to its investment adviser during the six months ended June 30, 2009. The reimbursements are recorded as a reduction of capital.

FS Investment Corporation
Notes to Unaudited Financial Statements (continued)
(in thousands, except share information)
Note 4. Related Party Transactions (continued)
Members of the Company’s investment adviser’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, the Company’s chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor the Company’s investment adviser is making private corporate debt investments for clients other than the Company currently, the Company’s investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of the Company’s investment adviser or its management team.
Beginning on February 26, 2009, the Company’s affiliate and sponsor, Franklin Square Holdings, L.P., which does business as Franklin Square Capital Partners (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that the Company’s net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. Subject to changes in prevailing interest rates, the Company expects that this expense reimbursement will no longer be required once it reaches $50 million in capital raised. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2009, these reimbursements totaled $52 and $176, respectively. Franklin Square Holdings is controlled by the Company’s president and chief executive officer, Michael Forman, and its director, David Adelman. There can be no assurance that Franklin Square Holdings will continue reimbursing any portion of the Company’s expenses in future quarters.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock to date. On a tax basis, the distributions paid to its stockholders during the six months ended June 30, 2009 reflect distributions of ordinary income.

			Distribution
Date Declared	Record Date	Payment Date	Per Share(1)	Amount

January 29, 2009	January 31, 2009	March 31, 2009	$0.0541	$26
February 26, 2009	February 27, 2009	March 31, 2009	0.0541	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0541	62
April 30, 2009	April 30, 2009	June 30, 2009	0.0548	89
May 30, 2009	May 30, 2009	June 30, 2009	0.0565	134
June 30, 2009	June 30, 2009	June 30, 2009	0.0586	173
July 30, 2009	July 31, 2009	September 30, 2009	0.0606	236
August 6, 2009	August 31, 2009	September 30, 2009	0.0625	—
August 6, 2009	September 23, 2009	September 30, 2009	0.0625	—

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued on March 31, 2009, April 30, 2009, May 29, 2009, June 30, 2009 and July 31, 2009 as discussed below.
The following table reflects the stock distributions per share that the Company declared on its common stock to date.

			Distribution	Shares
Date Declared	Record Date	Payment Date	Percentage	Issued
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 31, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
The weighted average shares used in the computation of earnings (loss) per share and net asset value per common share reflects these stock distributions on a retroactive basis.

FS Investment Corporation
Notes to Unaudited Financial Statements (continued)
(in thousands, except share information)
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2009:

			Percentage
	Cost(1)	Fair Value	of Portfolio

Senior Secured Loans — First Lien	$18,069	$19,400	66%
Senior Secured Loans — Second Lien	7,717	8,473	29%
Senior Unsecured Bonds	1,354	1,440	5%

	$27,140	$29,313	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.
We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2009.

		Percentage
Industry Classification	Fair Value	of Portfolio
Broadcast and Entertainment	$894	3.0%
Business Information Services	2,787	9.6%
Business Process Outsourcing	888	3.0%
Commodity Chemicals	910	3.1%
Computer and Electronics	1,418	4.8%
Defense and Aerospace	676	2.3%
Food Services	1,440	4.9%
Healthcare	2,532	8.6%
Insurance	872	3.0%
IT Outsourcing	781	2.7%
Merchant Processing	750	2.6%
Networking and Security Equipment	445	1.5%
Personal Care	1,825	6.2%
Professional and Business Services	1,430	4.9%
Restaurants	1,480	5.0%
Software	1,681	5.7%
Specialty Chemicals	466	1.6%
Specialty Pharmaceuticals	337	1.1%
Storage Software and Hardware	853	2.9%
Telecommunications	3,280	11.3%
Telecommunications Services	494	1.7%
Tradeshows	352	1.2%
Transportation and Logistics	935	3.2%
Utility	1,787	6.1%

	$29,313	100.0%

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
At June 30, 2009, the Company’s investments were categorized as follows in the fair value hierarchy for SFAS 157 purposes:

Valuation Inputs	Investments

Level 1 — Price quotations in active markets	$1,440
Level 2 — Significant other observable inputs	—
Level 3 — Significant unobservable inputs	27,873

$29,313

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
All but one of the Company’s investments as of June 30, 2009 consisted of senior secured loans that are traded on a private over-the-counter market for institutional investors. The Company valued its corporate bond investment by using its last trading price. The Company primarily valued its other investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. Based on its experience in purchasing and selling these secured loans, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. Investments totaling $27,163 were valued utilizing this third party pricing service. The Company used other methods to determine fair value for securities for which the Company could not obtain prevailing bid and ask prices through its third party pricing service. These methods included obtaining independent dealer quotes and internal modeling. Investments totaling $710 were valued by methods other than using a third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made by management with respect to these investments.

FS Investment Corporation
Notes to Unaudited Financial Statements (continued)
(in thousands, except share information)
Note 7. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Fair value at December 31, 2008	$—

Accretion of discount	334

Net realized gain	359

Net change in unrealized appreciation or depreciation	2,086

Purchases	29,818

Sales and redemptions	(4,724)

Net transfers in or out of Level 3	—

Fair value at June 30, 2009	$27,873

The amount of total gains and losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,086

FS Investment Corporation
Notes to Unaudited Financial Statements (continued)
(in thousands, except share information)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2009 and for the year ended December 31, 2008.

	Six Months Ended
	June 30, 2009	Year Ended
	(Unaudited)	December 31, 2008
Per Share Data (1):
Net asset value, beginning of period	$7.78	$—

Results of operations (2)
Net investment income (loss)	0.11	(5.01)
Net realized and unrealized gain on investments	1.60	—

Net increase (decrease) in net assets resulting from operations	1.71	(5.01)

Stockholder distributions (3)
Distributions from net investment income	(0.11)	(0.20)
Distributions from net realized gain on investments	(0.22)	—

Net decrease in net assets resulting from stockholder distributions	(0.33)	(0.20)

Capital share transactions
Issuance of common stock (4)	0.89	7.77
Offering costs (2)	(1.27)	(11.31)
Reimbursement to investment advisor (2)	(0.24)	—
Capital contributions of investment advisor (2)	0.09	16.53

Net increase (decrease) in net assets resulting from capital share transactions	(0.53)	12.99

Net asset value, end of period	$8.63	$7.78

Shares outstanding, end of period	2,956,619	128,414

Total return (5)	15.23%	2.41%

Ratio/Supplemental Data:
Net assets, end of period	$25,523	$999

Ratio of net investment income to average net assets (6)	1.36%	-116.20%

Ratio of operating expenses to average net assets (6)	5.70%	121.25%
Ratio of expenses reimbursed to average net assets (6)	-1.37%	0.00%

Ratio of total operating expenses to average net assets (6)	4.33%	121.25%

Portfolio turnover	39.43%	0.00%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in our continuous offering.

(5)	Total return for the six months ended June 30, 2009 is not annualized. The 2008 total return is based on an initial investment at $7.78 per share. The Company’s net loss in 2008 did not reduce net asset value as all expenses were funded by a third-party affiliate.

(6)	Average monthly net assets are used for this calculation.

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
Overview
We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes as a RIC, under the Code.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, long-term subordinated loans, referred to as mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, on an opportunistic basis, we may purchase corporate bonds and other debt securities. However, such investments will not comprise a significant portion of our portfolio.
The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any mezzanine investments that we make generally will have stated terms of up to ten years, but the expected average life of such loans is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans that we invest in are often rated by a nationally recognized statistical ratings organization (NRSRO), and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation).

Current Market Conditions
Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.
Since March 2009, there have been signs that the global credit and other financial market conditions have improved markedly as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement in the second quarter of 2009. While financial conditions have improved, economic activity has remain subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, while future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing, we believe that these conditions also afford attractive opportunities to make investments.
Portfolio Investment Activity For The Six Months Ended June 30, 2009
During the six months ended June 30, 2009, we invested $31,168 in 38 portfolio companies. During the same period we exited positions totaling $4,235 in eight portfolio companies and received principal repayments of $489. As of June 30, 2009, our investment portfolio, with a total fair value of $29,313, consisted of interests in 30 portfolio companies (66% in first lien senior secured loans, 29% in second lien senior secured loans and 5% in senior unsecured bonds) with an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $364.0 million. The investments in our portfolio were purchased at an average price of 72.5% of par value. On June 30, 2009, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 14.9% based upon purchase price.
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
Portfolio Asset Quality
In addition to various risk management and monitoring tools, our investment adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The investment adviser uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment
Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan —full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of June 30, 2009.

	June 30, 2009
	Investments	Percentage
	at Fair	of Total
Investment Rating	Value	Portfolio
1	$—	0%
2	29,313	100%
3	—	0%
4	—	0%
5	—	0%

Total	$29,313	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
We commenced operations on January 2, 2009, when we raised in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. As a result, no comparisons with the comparable 2008 periods have been included.
Revenues
Since commencing operations on January 2, 2009, we have generated revenue of $570 and $728 for the three and six months ended June 30, 2009, in the form of interest earned on senior secured loans and senior unsecured bonds in our portfolio. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discount and PIK interest, if any. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We also plan to generate revenues in the form of dividends on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.
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
Our total operating expenses were $462 and $730 for the three and six months ended June 30, 2009. Our operating expenses include base management fees attributed to FB Advisor of $114 and $152, respectively, for the three and six months ended June 30, 2009. Our operating expenses also include administrative services expenses attributed to FB Advisor of $56 and $94, respectively, for the three and six months ended June 30, 2009. Our other general and administrative expenses totaled $292 and $484 for the three and six months ended June 30, 2009 and consisted primarily of the following:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Fees paid to PNC Global Investment Servicing, which provides various accounting and adminstrative services	$66	$113

Expenses associated with our independent audit	19	67

Compensation of our chief financial officer and our chief compliance officer	43	77

Fees paid to our stock transfer agent	44	74

Legal fees	60	65

Other	60	88

Total	$292	$484

We expect other general and administrative expenses to increase in the next several quarters as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, cease. In addition, our independent directors will begin to receive their fees in the second half of 2009. To date, our independent directors have waived the fees earned as members of our board.
Overall, we expect our general and administrative operating expenses related to our ongoing operations to increase moderately because of the anticipated growth in the size of our asset base. During periods of asset growth, we expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.
For the three and six months ended June 30, 2008, we incurred organization costs of $107 and $350, respectively, included in other general and administrative expenses, which represented our only operating activities at that time. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. These costs were paid on our behalf by an affiliate and were treated as capital contributions.

Expense Reimbursement
Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. Subject to changes in prevailing interest rates, we expect that this expense reimbursement will be no longer required once we reach $50 million in capital raised. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2009, these reimbursements totaled $52 and $176, respectively. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman. There can be no assurance that Franklin Square Holdings will continue reimbursing any portion of our expenses in future quarters.
Net Investment Income
Our net investment income totaled $160 and $174 or $0.07 and $0.11 per share for the three and six months ended June 30, 2009, respectively.
Net Realized Gains or Losses
We had investment sales and received principal repayments of $4,235 and $489, respectively, during the six months ended June 30, 2009, from which we realized net gains of $235 and $359, respectively, for the three and six months ended June 30, 2009. Our realized gains were primarily comprised of the sales of our first lien loans with BNY ConvergEx, Sungard Data Systems Inc., and N.E.W Customer Service Companies, Inc. In addition to the sales noted above, we realized gains as a result of the partial repayments at par of the outstanding amount of our investment tranches of senior secured loans primarily with Apptis (DE), Inc., Corel Corporation, Data Transmission Network Corporation, Global Tel Link Corporation and King Pharmaceuticals Inc.
Net Change in Unrealized Appreciation on Investments
For the three and six months ended June 30, 2009, the net change in unrealized appreciation on investments totaled $2,017 and $2,172, respectively. The unrealized appreciation on our investments was driven by a general increase in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.
Net Increase in Net Assets Resulting from Operations
For the three and six months ended June 30, 2009, the net increase in net assets resulting from operations was $2,413 and $2,706 and earnings per share was $1.04 and $1.71, respectively.
Financial Condition, Liquidity and Capital Resources
During the six months ended June 30, 2009, we sold 2,828,204 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $24,601 and incurred related offering costs of $2,006. These offering costs consisted primarily of sales commissions of $1,883 and other offering costs such as legal and printing fees of $123. FB Advisor funded these other offering costs. As of August 13, 2009, we have sold 4,807,321 shares of our common stock for gross proceeds of approximately $43,876 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of approximately $44,876 to date.
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
RIC Status and Distributions
We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.
We authorize and declare distributions monthly and pay distributions on a quarterly basis. We declared our first monthly distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the six months ended June 30, 2009 is expected to be a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.
We make our ordinary monthly distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock to date:

			Distribution
Date Declared	Record Date	Payment Date	Per Share(1)	Amount

January 29, 2009	January 31, 2009	March 31, 2009	$0.0541	$26
February 26, 2009	February 27, 2009	March 31, 2009	0.0541	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0541	62
April 30, 2009	April 30, 2009	June 30, 2009	0.0548	89
May 30, 2009	May 30, 2009	June 30, 2009	0.0565	134
June 30, 2009	June 30, 2009	June 30, 2009	0.0586	173
July 30, 2009	July 31, 2009	September 30, 2009	0.0606	236
August 6, 2009	August 31, 2009	September 30, 2009	0.0625	—
August 6, 2009	September 23, 2009	September 30, 2009	0.0625	—

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared on March 31, 2009, April 30, 2009, May 29, 2009, June 30, 2009 and July 31, 2009 as discussed below.
The following table reflects the stock distributions per share that we have declared on our common stock to date.

			Distribution	Shares
Date Declared	Record Date	Payment Date	Percentage	Issued
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 31, 2009	July 31, 2009	July 31, 2009	3.1%	117,219

The purpose of these special distributions was to maintain a net asset value (“NAV”) per share that was below the then-current net offering price, as required by the 1940 Act subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.
The stock distributions increased the number of shares outstanding, thereby reducing NAV per share. However, because the stock distributions were issued to all shareholders in proportion to their current holdings, the reduction in NAV per share as a result of the stock distribution was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing shareholders. As the stock distributions did not change any shareholder’s proportionate interest in us, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions will be reported to shareholders annually on Form 1099-DIV.
Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:
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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.
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
Contractual Obligations
We have entered into a contract with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-advisor, will be reimbursed for administrative expenses incurred on our behalf. For the three and six months ended June 30, 2009, we incurred approximately $114 and $152, respectively, in base management fees and $56 and $94, respectively, in administrative services expenses payable to FB Advisor under the investment advisory and administrative services agreement.
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
In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 did not have a significant impact on our financial statements.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our financial statements or disclosures.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a significant impact on our financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this standard has not had a significant impact on our financial statements or disclosures.
On June 3, 2009, the FASB voted to approve FASB Accounting Standards Codification (ASC) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC. FASB ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure. FASB ASC will reduce the hierarchy established by SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to two levels, one that is authoritative and one that is not. FASB ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.
Related Party Transactions
We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. For the three and six months ended June 30, 2009, FB Advisor earned $114 and $152, respectively, in base management fees. The Company paid $38 of these fees as of June 30, 2009. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three and six months ended June 30, 2009, the Company incurred administrative charges totaling $56 and $94, respectively, attributable to FB Advisor. As of June 30, 2009, we have paid FB Advisor $69 for the services incurred under this arrangement.

FB Advisor has funded offering costs and organization costs in the amount of $140 and $1,118 for the six months ended June 30, 2009 and 2008, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the organization costs were charged to expense as incurred. We incurred organization costs of $107 and $350, respectively, during the three and six months ended June 30, 2008. No such costs were incurred during the six months ended June 30, 2009.
Under the terms of the investment advisory and administrative services agreement, after our registration statement was brought effective by the SEC and we successfully raised gross proceeds from unrelated outside investors of at least $2.5 million (the “minium offering requirement”), FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. During the six months ended June 30, 2009, we reimbursed $383 to FB Advisor. The reimbursements are recorded as a reduction of capital.
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
Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. Subject to changes in prevailing interest rates, we expect that this expense reimbursement will be no longer required once we reach $50 million in capital raised. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2009, these reimbursements totaled $52 and $176, respectively. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman. There can be no assurance that Franklin Square Holdings will continue reimbursing any portion of our expenses in future quarters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2009, all but one of our portfolio investments paid variable interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Currently all but one of our investments pay variable rates. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increasing pre-incentive fee net investment income.
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

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2009, we issued shares of our common stock in distributions to all stockholders of record as follows:

			Distribution	Shares
Date Declared	Record Date	Payment Date	Percentage	Issued

April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2009 Annual Meeting of Stockholders was held on May 6, 2009. At that meeting, our stockholders (1) elected David J. Adelman, Gregory P. Chandler, Michael C. Forman, Barry H. Frank, Thomas Gravina, Michael Heller, Paul Mendelson and Gerald Stahlecker each as a Director of the Company to serve in such capacity for one year until the next stockholder meeting or until his successor is duly elected and qualified and (2) ratified McGladrey & Pullen, LLP as our independent auditor for 2009. The results of the voting of each such matter are described below.

	For	Withheld

David J. Adelman	397,406.65	2,500.31
Gregory P. Chandler	397,406.65	2,500.31
Michael C. Forman	397,406.65	2,500.31
Barry H. Frank	394,906.31	5,000.66
Thomas Gravina	397,406.65	2,500.31
Michael Heller	397,406.65	2,500.31
Paul Mendelson	397,406.65	2,500.31
Gerald Stahlecker	397,406.65	2,500.31

	For	Against	Withheld
McGladrey & Pullen, LLP	381,103.69	1,800.02	17,003.26
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

10.6
Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2009.

FS INVESTMENT CORPORATION
By:	/s/ Michael C. Forman
Michael C. Forman
Chief Executive Officer

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.