Form 10-Q
period 2009-09-30
FS Investment CORP
filed 2009-11-13
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

The issuer has 8,787,528 shares of Common Stock outstanding as of November 13, 2009.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Balance Sheets

(in thousands, except share amounts)

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Investments, at fair value (cost - $48,056)	$54,559	$—
Cash	9,742	1,000
Interest receivable	291	—
Receivable for investments sold and repaid	163	—
Reimbursement from sponsor	64	—
Prepaid expenses and other assets	24	—

Total assets	$64,843	$1,000

Liabilities
Payable for investments purchased	$3,817	$—
Stockholder distributions payable	951	—
Management fees payable	241	—
Capital gain incentive fee payable	136	—
Administrative services fees payable	58	—
Other accrued expenses and liabilities	112	1

Total liabilities	5,315	1

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 6,485,842 and 132,267 shares issued and outstanding, respectively (1)	6	—
Capital in excess of par value	53,661	1,641
Accumulated deficit	(642)	(642)
Net unrealized appreciation on investments	6,503	—

Total stockholders’ equity	59,528	999

Total liabilities and stockholders’ equity	$64,843	$1,000

Net asset value per common share at period end	$9.18	$7.55

(1)	As discussed in Note 5, between March 31, 2009 and August 31, 2009, the Company issued six stock distributions. The outstanding shares and net asset value per common share reflect these stock distributions on a retroactive basis.

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Operations

(in thousands, except share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Investment income
Interest income	$1,353	$8	$2,081	$19

Operating expenses
Management fees	240	—	392	—
Capital gain incentive fees	136	—	136	—
Administrative services expenses	78	—	172	—
Other general and administrative expenses	331	127	815	477

Total expenses	785	127	1,515	477
Less: Expense reimbursement from sponsor (Note 4)	(64)	—	(240)	—

Net expenses	721	127	1,275	477

Net investment income (loss)	632	(119)	806	(458)

Realized and unrealized gain
Net realized gain on investments	319	—	678	—
Net change in unrealized appreciation on investments	4,331	—	6,503	—

Total net realized and unrealized gain on investments	4,650	—	7,181	—

Net increase (decrease) in net assets resulting from operations	$5,282	$(119)	$7,987	$(458)

Earnings (loss) per share—basic and diluted	$1.02	$(0.90)	$2.82	$(3.99)

Weighted average shares outstanding—basic and diluted (1)	5,180,995	132,267	2,828,246	114,889

(1)	As discussed in Note 5, between March 31, 2009 and August 31, 2009, the Company issued six stock distributions. The weighted average shares used in the computation of earnings (loss) per share reflect these stock distributions on a retroactive basis.

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Changes in Net Assets

(in thousands)

	Nine months ended September 30,
	2009	2008
Operations
Net investment income (loss)	$806	$(458)
Net realized gain on investments	678	—
Net change in unrealized appreciation on investments	6,503	—

Net increase (decrease) in net assets resulting from operations	7,987	(458)

Stockholder distributions
Distributions from net investment income	(806)	—
Distributions from net realized gain on investments	(678)	—

Net decrease in net assets resulting from stockholder distributions	(1,484)	—

Capital share transactions
Issuance of common stock	57,564	1,000
Reinvestment of stockholder distributions	166	—
Offering costs	(5,149)	(1,156)
Reimbursement of investment advisor (Note 4)	(883)	—
Capital contributions of investment advisor	328	1,633

Net increase in net assets resulting from capital share transactions	52,026	1,477

Total increase in net assets	58,529	1,019
Net assets at beginning of period	999	—

Net assets at end of period	$59,528	$1,019

See notes to financial statements.

FS Investment Corporation

Unaudited Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,987	$(458)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(53,644)	—
Proceeds from sales and repayments of investments	7,192	—
Net change in unrealized appreciation on investments	(6,503)	—
Net realized gain on investments	(678)	—
Accretion of discount	(928)	—
Increase in interest receivable	(291)	—
Increase in prepaid expenses and other assets	(24)	—
Increase in payable for investments purchased	3,817	—
Increase in receivable for investments sold and repaid	(163)	—
Increase in management fees payable	241	—
Increase in capital gain incentive fee payable	136	—
Increase in administrative services fees payable	58	—
Increase in reimbursement receivable from sponsor	(64)	—
Increase in other accrued expenses and liabilities	112	—

Net cash used in operating activities	(42,752)	(458)

Cash flows from financing activities
Issuance of common stock	57,564	1,000
Reinvestment of stockholder distributions	166	—
Offering costs	(5,149)	(1,156)
Payments to investment advisor for offering and organization costs	(883)	—
Capital contributions of investment advisor	328	1,633
Stockholder distributions	(532)	—

Net cash provided by financing activities	51,494	1,477

Total increase in cash	8,742	1,019
Cash at beginning of period	1,000	—

Cash at end of period	$9,742	$1,019

See notes to financial statements.

FS Investment Corporation

Unaudited Schedule of Investments

As of September 30, 2009

(in thousands)

Portfolio Company	Industry	Principal Amount	Cost	Fair (a) Value
Senior Secured Loans - First Lien - 48.7%
1-800 Contacts, Inc., L+395, 3/04/15	Healthcare	$3,087	$2,724	$3,072
Apptis (DE), Inc., L+325, 12/20/12	Defense and Aerospace	881	671	716
Caritor, Inc. (Keane, Inc.), L+225, 6/04/13	IT Outsourcing	1,993	1,548	1,814
Columbian Chemicals, L+600, 3/16/13	Commodity Chemicals	1,214	791	1,036
Contec LLC, L+475, 7/28/14	Telecommunications	1,989	1,604	1,725
Corel Corp., L+400, 5/2/12	Software	1,763	1,489	1,562
Data Transmission Network Corp., L+500, 3/10/13	Business Information Services	569	506	551
First Data Corp., L+275, 9/24/14	Merchant Processing	1,990	1,492	1,717
Global Tel Link Corp., L+600, 2/14/13	Telecommunications	409	367	403
Harland Clarke Holdings Corp., L+250, 6/30/14	Business Information Services	1,490	971	1,256
Headwaters, Inc., L+675, 4/30/11 (b)	Building Products	2,415	2,308	2,324
Intralinks, Inc., L+275, 6/15/14	Business Information Services	1,484	1,106	1,380
Kenan Advantage Group, Inc., L+275, 12/16/11	Transportation and Logistics	992	788	943
King Pharmaceuticals, Inc., L+500, 4/19/12	Specialty Pharmaceuticals	345	311	319
NCO Group, L+500, 5/15/13	Business Process Outsourcing	995	697	945
Pierre Foods, Inc., L+600, 9/30/14 (b)	Food Producers and Distributors	3,000	2,910	3,030
Quantum Corp., L+350, 7/12/14	Storage Software and Hardware	899	757	818
SafeNet, Inc., L+250, 4/12/14	Networking and Security Equipment	496	353	466
Sitel a.k.a. Clientlogic Corp., L+550, 1/30/14	Professional and Business Services	2,000	1,472	1,640
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utility	2,485	1,841	1,978
Vertellus Specialties, Inc., L+425, 12/10/12	Specialty Chemicals	488	411	478
WCP Exposition Services Operating Co., L+600, 8/29/11	Tradeshow Equipment and Services	544	246	340
West Corp., L+500, 10/24/13	Telecommunications Services	496	440	502

Total Senior Secured Loans - First Lien		32,024	25,803	29,015

Senior Secured Loans - Second Lien - 38.0%
American Safety Razor, L+625, 1/30/14	Personal Care	2,500	1,831	1,975
Aspect Software Group, L+700, 6/29/12	Business Services	3,500	2,088	2,638
Asurion Corp., L+650, 7/03/15	Insurance	1,000	639	950
Awesome Acquisition Co., L+500, 6/04/14	Restaurants	2,000	1,396	1,540
Bresnan Communications LLC, L+450, 3/29/14	Broadcast and Entertainment	1,000	753	927
Building Materials Corp. of America, L+575, 10/6/14	Building Products	2,000	1,638	1,763
Custom Building Products, L+800, 4/20/12	Building Products	2,500	2,330	2,413
Dresser, Inc,. L+575, 5/04/15	Computer and Electronics	3,000	2,163	2,620
FR Brand Acquisiton Corp, L+600, 2/7/15	Oil and Gas	2,000	1,279	1,615
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	666	805
Intergraph, L+600, 11/28/14	Software	1,000	862	958
Sirius Computer, L+600, 5/30/13	Computer Hardware Distributor	3,000	2,102	2,550
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunications	2,008	1,613	1,875

Total Senior Secured Loans - Second Lien		26,508	19,360	22,629

Senior Secured Bonds - Second Lien - 4.9%
Protection One, Inc., 12%, 11/15/11	Security Services	2,915	2,893	2,915

Total Senior Secured Bonds - Second Lien		$2,915	2,893	2,915

TOTAL INVESTMENTS - 91.6%			$48,056	54,559

ASSETS IN EXCESS OF LIABILITIES - 8.4%				4,969

NET ASSETS - 100.0%				$59,528

(a)	Fair value of investments determined by the Company’s board of directors (see Note 7).
(b)	Position or portion of position unsettled as of September 30, 2009.

See notes to financial statements.

FS Investment Corporation

Notes to Unaudited Financial Statements

(in thousands, except share information)

Note 1. Principal Business and Organization

FS Investment Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”), as amended. The Company operates so as to qualify to be taxed as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986 (“the Code”).

Since commencing its initial public offering and through November 13, 2009, the Company has sold 8,655,261 shares of common stock for gross proceeds of approximately $81,508. The Company has raised gross proceeds to date of approximately $82,508, including $1,000 contributed by the principals of the Company’s investment adviser in February 2008. The following table summarizes the sales of common stock on a monthly basis during 2009:

	Shares Sold (1)(2)	Average Price per Share (1)(2)(3)	Gross Proceeds
January	353,914	$7.77	$2,750
February	476,848	7.97	3,802
March	211,872	8.39	1,778
April	494,513	8.30	4,104
May	767,978	8.68	6,667
June	607,925	9.05	5,500
July	970,110	9.29	9,016
August	1,068,380	9.60	10,258
September	1,402,035	9.88	13,855
October	1,196,434	10.32	12,353
November	1,105,252	10.34	11,425

	8,655,261	$9.42	$81,508

(1)	The number of shares sold includes 51,881 shares purchased through the Company’s distribution reinvestment plan.
(2)	The number of shares sold and the average sales price per share have been retroactively adjusted to reflect the stock distributions issued subsequent to the date at which the shares were sold. All shares were sold at prices between $9.00 and $10.40 per share, depending on the amount of discounts or commissions waived by the dealer manager.
(3)	The Company announced an increase in its public offering price to $10.40 per share beginning with the closing that occurred on October 1, 2009. The purpose of this action was to ensure that the Company’s net asset value per share does not exceed its net offering price, as required by the 1940 Act.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2008 included in the Company’s Form 10-K. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The December balance sheet is derived from the 2008 audited financial statements. The Company has evaluated the impact of subsequent events through November 13, 2009, which is the date the financial statements were issued and filed with the Securities and Exchange Commission.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that we collect such amounts and records dividend income on the ex-dividend date for public securities and on the record date for all other securities. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan.

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

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 3. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which names the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC. The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure. The ASC reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The ASC is not intended to change U.S. GAAP or any requirements of the SEC. The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

On September 30, 2008, the FASB and the SEC issued a joint press release clarifying the application of SFAS No. 157, Fair Value Measurements (as codified in the ASC under topic 820) in a market that is not active. The FASB subsequently issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (as codified in the ASC under subtopic 820-10-35-55A), which clarifies that the fair value of an investment should reflect an exit price in an orderly transaction, not a forced liquidation or distressed sale. In a dislocated market, judgment is required to determine whether transactions are forced liquidations or distressed sales. The guidance also reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available. The third area of clarification was that broker or pricing services quotes may not be determinative if an active market does not exist, and whether the quotes are indicative or binding should also be considered when weighting the available evidence.

In April 2009, FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (as codified in the ASC under subtopic 820-10-65-4), which provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased. The subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in the ASC under subtopic 825-10-65-1), which requires disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. This guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s financial statements or disclosures.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in the ASC under subtopic 320-10-35), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (as codified in the ASC under topic 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the guidance is based on the same principles as those that currently exist in the auditing standards. The guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance has not had a significant impact on the Company’s financial statements or disclosures.

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (“FB Advisor” or the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. The Company commenced accruing fees under the agreement on January 2, 2009, upon the commencement of the Company’s operations. For the three and nine months ended September 30, 2009, the investment adviser earned $240 and $392, respectively, in base management fees. The Company paid $151 of these fees as of September 30, 2009. During the third quarter, the Company began accruing for the capital gains incentive fee, which if earned, is paid by the Company annually. The Company believes that it is probable that this fee will be earned during 2009 and has accrued $136 in capital gains incentive fees for both the three and nine months ended September 30, 2009. The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three and nine months ended September 30, 2009, the Company incurred administrative services charges of $78 and $172, respectively, attributable to the investment adviser. As of September 30, 2009, the Company has paid FB Advisor $114 for the services incurred under this arrangement.

The Company’s investment adviser has also funded offering costs and organization costs in the amount of $328 and $1,633 for the nine months ended September 30, 2009 and 2008, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company. The company incurred organization costs of $127 and $477, respectively, during the three and nine months ended September 30, 2008. No such costs were incurred during the nine months ended September 30, 2009.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was brought effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $883 to its investment adviser during the nine months ended September 30, 2009. The reimbursements are recorded as a reduction of capital.

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

Beginning on February 26, 2009, the Company’s affiliate and sponsor, Franklin Square Holdings, L.P., which does business as Franklin Square Capital Partners (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that the Company’s net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2009, these reimbursements totaled $64 and $240, respectively. Franklin Square Holdings is controlled by the Company’s president and chief executive officer, Michael Forman, and its director, David Adelman. There can be no assurance that Franklin Square Holdings will continue reimbursing any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock to date. On a tax basis, the distributions paid to its stockholders during the nine months ended September 30, 2009 reflect distributions of ordinary income.

			Distribution
Date Declared	Record Date	Payment Date	Per Share (1)	Amount
January 29, 2009	January 31, 2009	March 31, 2009	$0.0525	$26
February 26, 2009	February 27, 2009	March 31, 2009	0.0525	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0525	62
April 30, 2009	April 30, 2009	June 30, 2009	0.0532	89
May 30, 2009	May 30, 2009	June 30, 2009	0.0548	134
June 30, 2009	June 30, 2009	June 30, 2009	0.0569	173
July 30, 2009	July 30, 2009	September 30, 2009	0.0589	236
August 6, 2009	August 31, 2009	September 30, 2009	0.0607	308
August 6, 2009	September 23, 2009	September 30, 2009	0.0625	405
October 27, 2009	October 31, 2009	December 31, 2009	0.0625	480

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 as discussed below.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

The Company may fund its cash distributions to stockholders from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that the Company has paid on its common stock to date:

	Three months ended September 30,		Nine months ended September 30,
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	0%	$—	0%
Borrowings	—	0%	—	0%
Net Investment Income before Expense Reimbursement	568	60%	566	38%
Capital Gains Proceeds from the Sale of Assets	319	33%	678	46%
Non-Capital Gains Proceeds from the Sale of Assets	—	0%	—	0%
Expense Reimbursement	64	7%	240	16%

Total	$951	100%	$1,484	100%

The following table reflects the stock distributions per share that the Company declared on its common stock to date.

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072

The weighted average shares used in the computation of earnings (loss) per share and net asset value per common share reflects these stock distributions on a retroactive basis.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2009:

	Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$25,803	$29,015	53%
Senior Secured Loans—Second Lien	19,360	22,629	42%
Senior Secured Bonds—Second Lien	2,893	2,915	5%

	$48,056	$54,559	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2009.

Industry Classification	Fair Value	Percentage of Portfolio
Broadcast and Entertainment	$927	1.7%
Building Products	6,500	11.9%
Business Information Services	3,187	5.8%
Business Process Outsourcing	945	1.7%
Business Services	2,638	4.8%
Commodity Chemicals	1,036	1.9%
Computer and Electronics	2,620	4.8%
Computer Hardware Distributor	2,550	4.7%
Defense and Aerospace	716	1.3%
Food Producers and Distributors	3,030	5.6%
Healthcare	3,877	7.1%
Insurance	950	1.8%
IT Outsourcing	1,814	3.3%
Merchant Processing	1,717	3.2%
Networking and Security Equipment	466	0.9%
Oil and Gas	1,615	3.0%
Personal Care	1,975	3.6%
Professional and Business Services	1,640	3.0%
Restaurants	1,540	2.8%
Security Services	2,915	5.4%
Software	2,520	4.6%
Specialty Chemicals	478	0.9%
Specialty Pharmaceuticals	319	0.6%
Storage Software and Hardware	818	1.5%
Telecommunications	4,003	7.3%
Telecommunications Services	502	0.9%
Tradeshow Equipment and Services	340	0.6%
Transportation and Logistics	943	1.7%
Utility	1,978	3.6%

Total	$54,559	100.0%

Note 7. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

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

At September 30, 2009, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	Investments
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	—
Level 3—Significant unobservable inputs	54,559

$54,559

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

All but one of the Company’s investments as of September 30, 2009 consisted of senior secured loans that are traded on a private over-the-counter market for institutional investors. The Company primarily valued its senior secured bond investment by obtaining the bid and ask prices from an independent dealer. The Company valued all of its other investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. Based on its experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company could not obtain prevailing bid and ask prices through its third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

The following is a reconciliation for the nine months ended September 30, 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Fair value at December 31, 2008	$—
Accretion of discount	916
Net realized gain	449
Net change in unrealized appreciation or depreciation	6,503
Purchases	52,293
Sales and redemptions	(5,602)
Net transfers in or out of Level 3	—

Fair value at September 30, 2009	$54,559

The amount of total gains and loss es for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$6,503

FS Investment Corporation

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2009 and for the year ended December 31, 2008.

	Nine Months Ended September 30, 2009 (Unaudited)	Year Ended December 31, 2008
Per Share Data (1) :
Net asset value, beginning of period	$7.55	$—
Results of operations (2)
Net investment income (loss)	0.28	(4.86)
Net realized and unrealized gain on investments	2.54	—

Net increase (decrease) in net assets resulting from operations	2.82	(4.86)

Stockholder distributions (3)
Distributions from net investment income	(0.27)	(0.19)
Distributions from net realized gain on investments	(0.23)	—

Net decrease in net assets resulting from stockholder distributions	(0.50)	(0.19)

Capital share transactions
Issuance of common stock (4)	1.31	7.54
Offering costs (2)	(1.82)	(10.98)
Reimbursement to investment advisor (2)	(0.31)	—
Capital contributions of investment advisor (2)	0.12	16.05

Net increase (decrease) in net assets resulting from capital share transactions	(0.70)	12.61

Net asset value, end of period	$9.18	$7.55

Shares outstanding, end of period	6,485,842	132,267

Total return (5)	28.20%	2.41%

Ratio/Supplemental Data:
Net assets, end of period	$59,528	$999

Ratio of net investment income to average net assets (6)	3.37%	-116.20%

Ratio of operating expenses to average net assets (6)	6.34%	121.25%
Ratio of expenses reimbursed to average net assets (6)	-1.00%	0.00%

Ratio of total operating expenses to average net assets (6)	5.34%	121.25%

Portfolio turnover	27.21%	0.00%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in our continuous offering.
(5)	Total return for the nine months ended September 30, 2009 is not annualized. The 2008 total return is based on an initial investment at $7.54 per share, which represents the initial offering price per share, net of commissions and discounts, after taking into account the stock distributions to stockholders described in Note 5. The Company’s net loss in 2008 did not reduce net asset value as all expenses were funded by a third-party affiliate.
(6)	Average monthly net assets are used for this calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes as a RIC under the Code.

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

Since March 2009, there have been signs that the global credit and other financial market conditions have improved markedly as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement during 2009. While financial conditions have improved, economic activity has remained subdued as unemployment rates continue to rise. Corporate interest rate risk premiums, otherwise known as credit spreads, remain at high levels compared to historical averages, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, while future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing, we believe that these conditions also afford attractive opportunities to make investments.

Portfolio Investment Activity For The Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, we invested $53,644 in 46 portfolio companies. During the same period we exited positions totaling $5,816 in nine portfolio companies and received principal repayments of $1,376. As of September 30, 2009, our investment portfolio, with a total fair value of $54,559, consisted of interests in 37 portfolio companies (53% in first lien senior secured loans, 42% in second lien senior secured loans and 5% in senior secured bonds) with an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $309.7 million. The investments in our portfolio were purchased at an average price of 76.8% of par value. On September 30, 2009, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 14.6% based upon purchase price.

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

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our investment adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The investment adviser uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of September 30, 2009.

	September 30, 2009
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
1	$5,239	10%
2	49,320	90%
3	—	0%
4	—	0%
5	—	0%

Total	$54,559	100%

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

Revenues

Since commencing operations on January 2, 2009, we have generated revenue of $1,353 and $2,081 for the three and nine months ended September 30, 2009, in the form of interest earned on senior secured loans and corporate bonds in our portfolio. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discount and PIK interest, if any. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We also plan to generate revenues in the form of dividends on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. During the three and nine months ended September 30, 2009, we did not own any equity interests in our portfolio companies and, therefore, did not receive dividend payments or other fees from our portfolio companies.

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

Our total operating expenses were $785 and $1,515 for the three and nine months ended September 30, 2009. Our operating expenses included base management fees attributed to FB Advisor of $240 and $392, respectively, for the three and nine months ended September 30, 2009. Our operating expenses also included administrative services expenses attributed to FB Advisor of $78 and $172, respectively, and $136 and $136, respectively, in incentive fees based on performance for the three and nine months ended September 30, 2009. Our other general and administrative expenses totaled $331 and $815 for the three and nine months ended September 30, 2009 and consisted primarily of the following:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Fees paid to PNC Global Investment Servicing, which provides various accounting and administrative services	$105	$218
Expenses associated with our independent auditor	16	83
Compensation of our chief financial officer and our chief compliance officer	38	115
Fees paid to our stock transfer agent	78	152
Legal fees	34	99
Fees paid for insurance	21	56
Fees paid to our independent directors	26	26
Other	13	66

Total	$331	$815

During the three months ended September 30, 2009, our other general and administrative expenses have begun to increase as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, ceased. We expect these increases to continue over the next several quarters. In addition, our independent directors began receiving their fees in connection with their service as independent directors in the second half of 2009. Prior to June 30, 2009, our independent directors had agreed to waive all fees payable in connection with their service as members of our board of directors. Through September 30, 2009, the fees paid to our independent directors totaled $26.

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During periods of asset growth, we expect our general and administrative operating expenses to decline as a percentage of our total assets and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

For the three and nine months ended September 30, 2008, we incurred organization costs of $127 and $477, respectively, included in other general and administrative expenses, which represented our only operating activities at that time. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. These costs were paid on our behalf by an affiliate and were treated as capital contributions. No such costs were incurred for the nine months ended September 30, 2009.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2009, these reimbursements totaled $64 and $240, respectively. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman. There can be no assurance that Franklin Square Holdings will continue reimbursing any portion of our expenses in future quarters.

Net Investment Income

Our net investment income totaled $632 and $806 or $0.12 and $0.28 per share for the three and nine months ended September 30, 2009, respectively.

Net Realized Gains or Losses

We had investment sales and received principal repayments of $5,816 and $1,376, respectively, during the nine months ended September 30, 2009, from which we realized net gains of $319 and $678, respectively, for the three and nine months ended September 30, 2009. Our realized gains were primarily comprised of the sales of our first lien loans with BNY ConvergEx, N.E.W. Customer Service Cos., Inc. and the sale of senior unsecured bonds of OSI Restaurant Partners, LLC. In addition to the sales noted above, we realized gains as a result of the partial repayments at par of the outstanding amount of our investment tranches of senior secured loans primarily with Apptis (DE), Inc., Corel Corp., Data Transmission Network Corp., Global Tel Link Corp., Headwaters, Inc., King Pharmaceuticals, Inc., Quantum Corp. and WCP Exposition Services Operating Co.

Net Change in Unrealized Appreciation on Investments

For the three and nine months ended September 30, 2009, the net change in unrealized appreciation on investments totaled $4,331 and $6,503, respectively. The unrealized appreciation on our investments was driven by a general increase in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008. During the three and nine months ended September 30, 2009, we did not record any unrealized depreciation on our investments.

Net Increase in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2009, the net increase in net assets resulting from operations was $5,282 and $7,987 and earnings per share was $1.02 and $2.82, respectively.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2009, we sold 6,353,575 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $57,730 and incurred related offering costs of $5,149. These offering costs consisted primarily of sales commissions of $4,839 and other offering costs such as legal and printing fees of $310. FB Advisor funded these other offering costs. As of November 13, 2009, we have sold 8,655,261 shares of our common stock for gross proceeds of approximately $81,508 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of approximately $82,508 to date.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at monthly closings at prices that, after deducting selling commissions and dealer manager fees, are above our net asset value per share.

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

As of September 30, 2009, we had $9,742 in cash which we have invested in an interest bearing money market account.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We are in discussions with several parties regarding a leverage facility. If obtained, we expect lenders will require that this leverage be applied against a portfolio of senior secured loans, which, on an aggregate basis, must meet certain pre-defined credit quality standards. There can be no assurance that we will obtain leverage as anticipated. If we obtain leverage, we expect such leverage to be in the form of borrowings (loans) and through other forms which offer substantially similar exposure and characteristics, such as a total return swap. Any borrowings we make are required to be in compliance with the provisions of the 1940 Act. We do not currently anticipate issuing any preferred stock.

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

We authorize and declare distributions monthly and pay distributions on a quarterly basis. We declared our first monthly distribution on January 29, 2009, and have declared cash distributions on a monthly basis thereafter. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare a monthly distribution amount per share of our common stock.

We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the nine months ended September 30, 2009 is expected to be a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

We make our ordinary monthly distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock to date:

			Distribution
Date Declared	Record Date	Payment Date	Per Share (1)	Amount
January 29, 2009	January 31, 2009	March 31, 2009	$0.0525	$26
February 26, 2009	February 27, 2009	March 31, 2009	0.0525	51
February 26, 2009	March 24, 2009	March 31, 2009	0.0525	62
April 30, 2009	April 30, 2009	June 30, 2009	0.0532	89
May 30, 2009	May 30, 2009	June 30, 2009	0.0548	134
June 30, 2009	June 30, 2009	June 30, 2009	0.0569	173
July 30, 2009	July 30, 2009	September 30, 2009	0.0589	236
August 6, 2009	August 31, 2009	September 30, 2009	0.0607	308
August 6, 2009	September 23, 2009	September 30, 2009	0.0625	405
October 27, 2009	October 31, 2009	December 31, 2009	0.0625	480

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 as discussed below.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that we have paid on our common stock to date:

	Three months ended September 30,		Nine months ended September 30,
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	0%	$—	0%
Borrowings	—	0%	—	0%
Net Investment Income before Expense Reimbursement	568	60%	566	38%
Capital Gains Proceeds from the Sale of Assets	319	33%	678	46%
Non-Capital Gains Proceeds from the Sale of Assets	—	0%	—	0%
Expense Reimbursement	64	7%	240	16%

Total	$951	100%	$1,484	100%

The following table reflects the stock distributions per share that we have declared on our common stock to date.

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072

The purpose of these special distributions was to maintain a net asset value (“NAV”) per share that was below the then-current net offering price, as required by the 1940 Act subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions. We announced an increase in our offering price per share to $10.40 beginning with the closing that occurred on October 1, 2009 in order to ensure that our net asset value per share did not exceed our offering price.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (as codified in the ASC under topic 820), which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. This topic defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This topic also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The fair value of our investments at September 30, 2009 was determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts and record dividend income on the ex-dividend date for public securities and on the record date for all other securities. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

Contractual Obligations

We have entered into a contract with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-advisor, will be reimbursed for administrative expenses incurred on our behalf. For the three and nine months ended September 30, 2009, we incurred approximately $240 and $392, respectively, in base management fees, $78 and $172, respectively, in administrative services expenses and $136 and $136, respectively, in incentive fees based on performance payable to FB Advisor under the investment advisory and administrative services agreement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

See Note 3 to the Notes to our Unaudited Financial Statements contained in this quarterly report on Form 10-Q for accounting standards that were issued since the filing of our annual report on form 10-K for the year ended December 31, 2008. These new accounting standards are not expected to have a material impact on our financial position, results of operation or liquidity.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. For the three and nine months ended September 30, 2009, FB Advisor earned $240 and $392, respectively, in base management fees. The Company paid $151 of these fees as of September 30, 2009. During the third quarter, we began accruing for the capital gains incentive fee, which if earned, is paid by the Company annually. We believe that it is probable that this fee will be earned during 2009 and have recorded $136 in capital gains incentive fees for both the three and nine months ended September 30, 2009. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three and nine months ended September 30, 2009, the Company incurred administrative charges totaling $78 and $172, respectively, attributable to FB Advisor. As of September 30, 2009, we have paid FB Advisor $114 for the services incurred under this arrangement.

FB Advisor has funded offering costs and organization costs in the amount of $328 and $1,633 for the nine months ended September 30, 2009 and 2008, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the organization costs were charged to expense as incurred. We incurred organization costs of $127 and $477, respectively, during the three and nine months ended September 30, 2008. No such costs were incurred during the nine months ended September 30, 2009.

Under the terms of the investment advisory and administrative services agreement, after our registration statement was brought effective by the SEC and we successfully raised gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. During the nine months ended September 30, 2009, we reimbursed $883 to FB Advisor. The reimbursements are recorded as a reduction of capital.

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

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2009, these reimbursements totaled $64 and $240, respectively. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman. There can be no assurance that Franklin Square Holdings will continue reimbursing any portion of our expenses in future quarters.

Recent Developments

The following table summarizes the sales of common stock on a monthly basis since September 30, 2009:

	Shares Sold (1)	Average Price per Share (1)	Gross Proceeds
October	1,196,434	10.32	12,353
November	1,105,252	10.34	11,425

	2,301,686	$10.33	$23,778

(1)	We announced an increase in our public offering price to $10.40 per share beginning with the closing that occurred on October 1, 2009. The purpose of this action was to ensure that our net asset value per share does not exceed our net offering price, as required by the 1940 Act.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2009, all but one of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Currently all but one of our investments pay variable rates. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increasing pre-incentive fee net investment income.

In addition, in the future we may seek to borrow funds in order to make additional investments. If we obtain leverage, we expect such leverage to be in the form of borrowings (loans) and through other forms which offer substantially similar exposure and characteristics, such as a total return swap. Any borrowings we make are required to be in compliance with the provisions of the 1940 Act. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

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

Other than the following, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Economic activity has remained subdued as unemployment rates continue to rise. Corporate interest rate risk premiums, otherwise known as credit spreads, remain at high levels compared to historic averages, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing.

The amount of any distributions we may make is uncertain. Our distribution proceeds have exceeded and in the future may exceed our net investment income, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flow from operations, net investment income or earnings are not sufficient to fund declared distributions.

We intend to declare distributions monthly and pay distributions on a quarterly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We may fund distributions from the uninvested proceeds of this offering and borrowings. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our net investment income or cash flow from operations.

While Franklin Square Holdings has, in the past, limited our expenses to ensure that such expenses were reasonable in relation to our income, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2009, we issued 13,030 shares of our common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the distribution reinvestment plan was approximately $9.29.

In addition, during the three months ended September 30, 2009, we issued shares of our common stock in distributions to all stockholders of record as follows:

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with prospectus supplement on Form 497 (File No. 333-149374) filed on January 14, 2009.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.6	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2009.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer

By:	/s/ Charles M. Jacobson
Charles M. Jacobson Chief Financial Officer (Principal Accounting Officer)