Form 10-K
period 2009-12-31
FS Investment CORP
filed 2010-03-19
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at $10.40 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

There were 14,573,225 shares of the Registrant’s common stock outstanding as of March 19, 2010.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2009

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation, and all dollar amounts are presented in thousands.

Item 1.	Business

FS Investment Corporation (“FSIC” or the “Company,” which may also be referred to as “we,” “us” or “our”) was organized in December 2007 to invest in debt securities of private U.S. companies and commenced operations in January 2009. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, which we refer to as the 1940 Act. We operate so as to qualify to be taxed as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986 (“the Code”).

We are managed by FB Income Advisor, LLC (“FB Advisor”), which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO / Blackstone Debt Funds Management LLC (“GDFM”) to act as our investment sub-adviser. GDFM will identify investment opportunities for us and will make investment recommendations for approval by FB Advisor, according to asset allocation, return expectations and other guidelines set by FB Advisor. GDFM is a subsidiary of GSO Capital Partners LP (“GSO”), the global credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with over $24 billion in assets under management as of December 31, 2009.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:

•	utilizing the experience and expertise of FB Advisor and GDFM, along with the broader resources of GSO and The Blackstone Group L.P, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

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

Our portfolio is comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, long-term subordinated loans, referred to as mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, on an opportunistic basis, we may purchase corporate bonds and other debt securities. However, such investments will not comprise a significant portion of our portfolio.

During the year ended December 31, 2009, we invested $106,098 in 62 portfolio companies. During the same period, we exited positions totaling $11,779 in 12 portfolio companies and received principal repayments of $4,938. As of December 31, 2009, our investment portfolio, with a total fair value of $100,592, consisted of interests in 50 portfolio companies (46% in first lien senior secured loans, 45% in second lien senior secured loans and 9% in mezzanine debt) with an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $269.4 million. The investments in our portfolio were purchased at an average price of 82.5% of par value. On December 31, 2009, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 13.2% based upon the purchase price of our investments.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with certain entities affiliated with GDFM in transactions originated by GSO or its affiliates unless we obtain an exemptive order from the SEC. We are currently seeking an exemptive order. However, there can be no assurance that we will obtain such relief. Even if we receive exemptive relief, GSO and its affiliates are not obligated to offer GDFM or us the right to participate in any transactions originated by them.

Prior to obtaining exemptive relief, we intend to co-invest alongside GSO or its affiliates only in accordance with existing regulatory guidance. For example, at any time, we may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

To enhance our opportunity for gain, we intend to employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we have elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds—instead of managing to quarterly market expectations—and to pursue our investment objectives without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in March 2010 and the repurchase will occur in connection with our April 1, 2010 closing.

We intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan. We may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will not repurchase shares in any calendar year in an amount exceeding 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. Additionally, we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

Although we do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future, we intend to seek to complete a liquidity event between five and seven years following the completion of our offering stage. We will view our offering stage as complete as of the termination date of our most recent public equity offering, if we have not conducted a public equity offering in any continuous two-year period. Therefore, stockholders may not be able to sell their shares promptly or at a desired price.

Status of Our Ongoing Public Offering

Since commencing our initial public offering and through March 19, 2010, we have sold 14,436,973 shares of common stock for gross proceeds of approximately $137,987. We have raised gross proceeds to date of approximately $138,987, including seed capital contributed by the principals of our investment adviser in February 2008. The following table summarizes the sales of common stock on a quarterly basis during 2009 and 2010:

For the Three Months Ended	Shares Sold(1)(2)	Average Price per Share(1)(2)	Gross Proceeds
Fiscal 2009
March 31, 2009	1,074,045	$7.76	$8,330
June 30, 2009	1,926,763	8.44	16,271
September 30, 2009	3,544,170	9.35	33,129
December 31, 2009(3)	3,560,315	10.04	35,734

	10,105,293	9.25	93,464
Fiscal 2010
March 31, 2010(3)	4,331,680	10.28	44,523

	14,436,973	$9.56	$137,987

(1)	The number of shares sold includes 53,444 shares and 63,946 shares purchased through our distribution reinvestment plan during 2009 and the three months ended March 31, 2010, respectively.
(2)	The number of shares sold and the average sales price per share have been retroactively adjusted to reflect the stock distributions issued subsequent to the date at which the shares were sold. All shares were sold at prices between $9.00 and $10.40 per share, depending on the offering price then in effect and the amount of discounts or commissions waived by us or the dealer manager.
(3)	We announced an increase in our public offering price to $10.40 per share beginning with the closing that occurred on October 1, 2009. The purpose of this action was to ensure that our net asset value per share does not exceed our net offering price, as required by the 1940 Act.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2009 and December 31, 2008 as well as the cash distributions that we declared and intend to pay on March 31, 2010:

		Distribution
For the Three Months Ended	Payment Date	Per Share(1)	Amount
Fiscal 2008
December 31, 2008	December 23, 2008	$0.1835	$25

Fiscal 2009
March 31, 2009	March 31, 2009	0.1529	138
June 30, 2009	June 30, 2009	0.1601	396
September 30, 2009	September 30, 2009	0.1767	950
December 31, 2009	December 31, 2009	0.1820	1,651

Fiscal 2010
March 31, 2010	March 31, 2010	0.1235	1,532

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 as discussed below.

The following table reflects the stock distributions per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for a discussion of the reimbursements we currently receive from our affiliated entity.

About FB Advisor

FB Advisor is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, or the Advisers Act, and is an affiliate of FB Capital Partners, L.P. (“FB Capital Partners”). FB Capital Partners is a Philadelphia-based investment and alternative asset management firm, formed in 2005, that specializes in income-oriented alternative investments. Our president and chief executive officer, Michael C. Forman, has led FB Capital Partners since its inception. In 2007, he co-founded Franklin Square Holdings, L.P. (“Franklin Square Holdings”), a national sponsor and distributor of alternative investment products designed for the individual investor. In managing its funds, Franklin Square Holdings seeks to partner with what it believes to be best-in-class institutional asset managers.

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

FB Advisor’s senior management team has significant experience in private lending, private equity, and real estate investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publically registered alternative asset entities, such as business development companies. FB Advisor is presently staffed with five employees and may retain additional investment personnel as our activities expand.

All investment decisions will require the unanimous approval of FB Advisor’s investment committee, which is led by Messrs. Forman and Adelman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the date of the investment advisory and administrative services agreement, will annually review the compensation we pay to FB Advisor to determine that the provisions of the investment advisory and administrative services agreement are carried out. See “Investment Advisory and Administrative Services Agreement.”

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

GDFM is a subsidiary of GSO, the global credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with over $24 billion in assets under management as of December 31, 2009. GDFM generally seeks to generate positive risk-adjusted returns for its investors by investing in a broad array of securities, including senior secured leveraged loans, high yield bonds, second lien secured loans and mezzanine debt. Its investment strategies revolve around a disciplined fundamental credit review process and are based on the belief that a deep understanding of companies and the industries in which they operate is critical to generating attractive total returns.

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

Investment professionals of GSO are currently organized into two distinct groups according to investment disciplines: GDFM and certain affiliates which constitute the Debt Funds Group, and GSO and certain affiliates which constitute the Hedge Fund Group. Each of the groups is separately staffed and maintains separate investment processes and investment committees. While separate decision making is rigorously maintained, the groups may share deal flow and collaborate on specific investment opportunities where appropriate or specific company or industry expertise is needed. Senior professionals of GDFM have a significant track record of managing senior secured, second lien secured and mezzanine loans in portfolios with leveraged operating structures and will be primarily responsible for providing services to FB Advisor under the sub-advisory agreement.

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

Since the beginning of 2009, there have been signs that global credit and other financial market conditions have improved markedly as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement. While financial conditions have improved, economic activity remains subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. Given current market conditions, it is our view that, at this time, there are and will continue to be significant investment opportunities in senior secured and second lien secured loans as well as investments in debt securities of small and middle market companies.

In addition, we feel that opportunities in senior secured loans and second lien secured loans are significant not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and stockholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default if necessary, and generally carry restrictive covenants aimed at ensuring repayment before the unsecured creditors and other security holders and preserving collateral to protect against credit deterioration. In addition, most senior secured debt issues carry variable rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable rate structures decrease the income we would receive from our debt securities.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service

Further, as a result of the severe dislocation in the credit markets and the reduction in competition for loans, lenders have recalibrated their concepts of risk and are now in a position to demand improved pricing, reduced issuer leverage and more stringent covenant structures before committing to new debt issues. As an example, the chart below depicts the reduced leverage in the current new-issue marketplace. In contrast to the recent peak of the credit cycle, which was characterized by loose lending practices, we believe that the current environment for newly-issued loans presents an opportunity for investors to receive stronger risk-adjusted returns.

Source: S&P Leveraged Commentary & Data

Opportunity in Small and Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly small and middle market private companies within the U.S., is underserved and presents a compelling investment opportunity.

Large Target Market

According to The U.S. Census Bureau, in its most recently released economic census in 2002, there were approximately 153,000 small and middle market companies in the U.S. with annual revenues between $10 million and $2.5 billion, compared with approximately 900 companies with revenues greater than $2.5 billion. These smaller and middle market companies represent a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.7 trillion in revenues and employed 44.3 million people. Small and middle market companies have generated a number of investment opportunities for investment programs managed by FB Advisor and GDFM over the past several years, and we believe that this market segment may continue to produce investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that financial difficulties and a widespread consolidation in the financial services industry have substantially reduced the number of investment firms and financial institutions lending to small and middle market companies. For example, the Federal Deposit Insurance Corporation reports that the number of federally insured financial institutions declined from approximately 15,200 in 1990 to approximately 8,000 in 2009.

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

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create an opportunity for investment. In many environments, we believe that small and middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and more attractive security features in the form of stricter covenants and quality collateral. Further, due to a lack of coverage at many investment firms, loans to small and middle market firms tend to be priced less efficiently, potentially creating attractive opportunities for investment. Additionally, as compared to larger companies, small and middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors often result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

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

Private equity sponsorship

Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

Diversification

We will seek to diversify our portfolio broadly among issuers and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of our portfolio. We cannot assure you that we will be successful in this regard.

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

Competitive Advantages

We believe that we offer the following competitive advantages to our investors:

Global platform with seasoned investment professionals

FB Advisor’s management team believes that the breadth and depth of its experience, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and realizing upon a broad range of private investments, as well as the specific expertise of GDFM, provides us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities worldwide.

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

GDFM Transaction Sourcing Capability

FB Advisor will seek to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals and, subject to regulatory constraints, also through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor will seek to leverage the global presence of GSO to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant amount of investment opportunities for us. GDFM also has a significant trading platform allowing us access to the secondary loan market for investment opportunities.

Disciplined, income-oriented investment philosophy

FB Advisor and GDFM will employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach will involve a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to maximize current yield and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. FB Advisor’s approach will seek to produce strong returns concurrent with reduced risk by:

•	focusing on companies it believes to have leading, defensible market positions;

•	engaging in extensive due diligence and credit analysis;

•	committing significant resources to monitor portfolio companies closely after the transaction is closed;

•	participating in transactions sponsored by what it believes to be high-quality private equity firms;

•	investing primarily in companies with proven management teams; and

•	investing in established, stable companies with positive cash flow.

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

Operating and Regulatory Structure

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FB Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FB Advisor.

FB Advisor provides us with general ledger accounting, fund accounting, and investor and other administrative services. FB Advisor has contracted with PNC Global Investment Servicing to provide various accounting and administrative services. FB Advisor has also contracted with the Pine Hill Group, LLC, to provide us with a chief financial officer, Charles Jacobson, the Managing Director of that firm, and has contracted with Vigilant Compliance Services, LLC, to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “Item 1. Business—Regulation.” We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

Investment Types

We intend to focus primarily on investments in debt securities, including senior secured loans, second lien secured loans and, to a lesser extent, mezzanine loans. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, mezzanine debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Equity and Equity-Related Securities

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

Cash

In addition, we may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

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

Affirmative Covenants

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

Negative Covenants

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

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor will seek to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform, which allows for access to the syndicated loan market, a key source of investment opportunities for us. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints, through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor will seek to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant pipeline of investment opportunities for us.

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

Approval. After completing its internal transaction process, GDFM will make formal recommendations for review and approval by FB Advisor. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM will make its staff available to answer inquiries by FB Advisor in connection with its recommendations. The consummation of a transaction will require unanimous approval of the members of FB Advisor’s investment committee.

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2009.

Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$—	—%
2	98,848	98%
3	—	—%
4	1,744	2%
5	—	—%

	$100,592	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. During January 2010, we sold our position in American Safety Razor and realized a loss of $307. This investment was given an investment rating of 4 in the table above.

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

Credit Facility

On March 10, 2010, Deutsche Bank AG, New York Branch (“Deutsche Bank”), agreed to provide a $140,000,000 revolving credit facility to Broad Street Funding LLC (“Broad Street”), our wholly owned subsidiary. We transferred a portfolio of our debt securities to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through our ownership of Broad Street. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the facility.

Regulation

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a business development company, we are not permitted to invest in any portfolio company in which FB Advisor or any of its affiliates currently have an investment or to make any co-investments with FB Advisor or any of their affiliates without an exemptive order from the SEC. We are seeking an exemptive order. However, there is no assurance that we will obtain such relief. As a result, we could be limited in our ability to invest in certain portfolio companies in which GDFM or any of its affiliates are investing or are invested.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FB Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with these limitations, See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FB Advisor. The proxy voting policies and procedures of FB Advisor are set forth below. The guidelines are reviewed periodically by FB Advisor and our non-interested directors, and, accordingly, are subject to change.

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

Taxation as a Regulated Investment Company

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To maintain RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). In order to avoid certain excise taxes imposed on RICs, we must distribute, with respect to each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for the preceding years that were not distributed during such years. To the extent our taxable earnings for a fiscal tax year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

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

•

pursuant to Rule 13a-15 of the Exchange Act, beginning for our fiscal year ending December 31, 2009, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting. For the year ended December 31, 2010, this report must also be audited by our independent registered public accounting firm.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Employees

We do not currently have any employees. The compensation of our chief financial officer, Charles Jacobson, and our chief compliance officer, Salvatore Faia, is paid in the form of fees to their respective firms.

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

Economic activity in the United States was impacted by the global financial crisis of 2008 and has yet to fully recover.

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

Economic activity continues to be subdued as unemployment rates remain high. Corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing. While certain of these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations (“CLOs”), a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. The pervasive forced selling and the resultant price declines led to the elimination or significant impairment of many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

While prices have appreciated measurably since the end of the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FB Advisor’s and GDFM’s ability to manage and support our investment process. If FB Advisor or GDFM were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

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

Our ability to achieve our investment objectives depends on FB Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FB Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FB Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FB Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations. In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FB Advisor has entered into with GDFM have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FB Advisor, upon 120 days notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, by GDFM, or upon 60 days written notice, by FB Advisor, if the board of directors or the holders of a majority of our outstanding voting securities determine that it should be terminated. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of one or more of our financing facilities. See “—Risks Related to Debt Financing.”

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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

The amount of any distributions we may make is uncertain. Our distribution proceeds have exceeded and in the future may exceed our net investment income, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flow from operations, net investment income or earnings are not sufficient to fund declared distributions.

We intend to declare distributions either semi-monthly or monthly and pay distributions on a quarterly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We may fund distributions from the uninvested proceeds of the offering and borrowings. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our net investment income or cash flows from operations.

While Franklin Square Holdings has, in the past, limited our expenses to ensure that such expenses were reasonable in relation to our income, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, individuals employed by FB Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Risks Related to FB Advisor and Its Affiliates

FB Advisor has limited experience managing a business development company or a regulated investment company, or RIC.

FB Advisor has limited experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to the other types of investment vehicles previously managed by FB Advisor. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or RIC or could force us to pay unexpected taxes and penalties, which could be material. FB Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FB Advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FB Advisor and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FB Advisor to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FB Advisor.

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

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Item 1A. Risk Factors—Federal Income Tax Risks—We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

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

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

We expect to continue to invest primarily in senior secured term loans, second lien secured loans and, to a lesser extent, mezzanine debt and selected equity investments issued by private U.S. companies, including small and middle market companies.

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

Mezzanine Debt. Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

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

In addition, investing in small and middle market companies involves a number of significant risks, including that they:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of FB Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We will invest primarily in first lien, second lien and, to a lesser extent, mezzanine debt issued by private U.S. companies, including small and middle market private U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

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

We are subject to financial market risks, including changes in interest rates. While the majority of our investments are floating-rate debt instruments, to the extent that we invest in fixed-rate securities or loans, general interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

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

Our investments are primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Risks Relating to Debt Financing

The agreements governing Broad Street’s revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Our wholly-owned subsidiary, Broad Street, has entered into a revolving credit facility with Deutsche Bank. The agreements governing this facility contain default provisions such as (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of us or Broad Street; (e) our ceasing to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000,000; and (g) fraud or other illicit acts by us or FB Advisor or GDFM in our or their investment advisory capacities. An event of default under the facility would result, among other things, in the termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC.

The agreements governing the facility also require Broad Street to comply with certain operational covenants. These covenants require Broad Street to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the facility. The occurrence of certain “Super-Collateralization Events” results in an increase of the minimum aggregate value of eligible assets that Broad Street is required to maintain. Super-Collateralization events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-advisor or FB Advisor ceasing to act as our investment advisor; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting in certain material agreements or failing to maintain a net asset value at least equal to $50,000,000; and (v) us or GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities. A decline in the value of assets owned by Broad Street or the occurrence of a Super-Collateralization Event under the facility could result in us being required to contribute additional assets to Broad Street, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our stockholders.

The failure to meet collateral requirements under the facility or the occurrence of any other event of default which results in the termination of the facility may force Broad Street or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses.

Each borrowing under the facility is subject to the satisfaction of certain conditions. We cannot assure you that Broad Street will be able to borrow funds under the facility at any particular time or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the facility.

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

The purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, in the event of an increase in our net asset value per share, your purchase price may be higher than the prior semi-monthly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, you could pay a premium for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets, investors will purchase shares at an offering price, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Our shares are illiquid assets for which there is not a secondary market, and it is not expected that any will develop in the future. We intend to seek to complete a liquidity event for our stockholders between five and seven years following the completion of our offering stage. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a event is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

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

We intend to seek to complete a liquidity event for our stockholders between five to seven years following the completion of our offering stage. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange, or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objectives.

The dealer manager for our public offering is FS2 Capital Partners, LLC, or our “dealer manager.” Our dealer manager has limited experience selling shares on behalf of a BDC. There is no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

Because the dealer manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face as a stockholder.

The dealer manager, FS2 Capital Partners, LLC, is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

Other than serving as dealer manager for our public offering, the dealer manager has no prior experience acting as a dealer manager for a public offering. The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

We intend to repurchase a portion of our outstanding shares on a quarterly basis. As a result, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the repurchase program, you may not be able to recover the amount of your investment in our shares.

We intend to conduct quarterly tender offers for a portion of our outstanding shares pursuant to our share repurchase program. The first such tender offer commenced in March 2010 and the repurchase will occur in connection with our April 1, 2010 closing. Any such repurchase will be at a price equal to 90% of our public offering price on the date of repurchase. The share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which will be 90% of the offering price on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

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

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with GDFM in transactions originated by GSO or its affiliates unless we first obtain an exemptive order from the SEC. We are seeking an exemptive order. However, there can be no assurance that we will obtain such relief.

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

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FB Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of your shares.

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

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain RIC status under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

Item 4.	Reserved

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

Our shares are not listed on an exchange or quoted through a quotation system. We are currently selling our shares on a continuous basis at a price of $10.40; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours of the time that we price our shares.

A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 19, 2010:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	14,573,225

As of March 19, 2010, we have 4,708 record holders of our common stock.

Distributions

We declared our first distribution in January 2009. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare either a semi-monthly or monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the year ended December 31, 2009 is expected to be a return of capital for tax purposes.

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the year ended December 31, 2009, these reimbursements totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

We intend to continue to make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock.

To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Promptly following the payment of distributions to all stockholders of record residing in Maryland, we will send information to these stockholders regarding the source of such distributions.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2009 and December 31, 2008 as well as the cash distributions that we declared and intend to pay on March 31, 2010:

		Distribution
For the Three Months Ended	Payment Date	Per Share(1)	Amount
Fiscal 2008
December 31, 2008	December 23, 2008	$0.1835	$25

Fiscal 2009
March 31, 2009	March 31, 2009	0.1529	138
June 30, 2009	June 30, 2009	0.1601	396
September 30, 2009	September 30, 2009	0.1767	950
December 31, 2009	December 31, 2009	0.1820	1,651

Fiscal 2010
March 31, 2010	March 31, 2010	0.1235	1,532

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 as discussed below.

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

	Year ended December 31, 2009		Year ended December 31, 2008
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—%	$—	—%
Borrowings	—	—%	—	—%
Net investment income	1,917	61%	25	100%
Capital gains proceeds from the sale of assets	977	31%	—	—%
Non-capital gains proceeds from the sale of assets	—	—%	—	—%
Expense reimbursement from sponsor	240	8%	—	—%

	$3,134	100%	$25	100%

The following table reflects the stock distributions per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The purpose of these special distributions was to maintain a net asset value (“NAV”) per share that was below the then-current net offering price, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions. We announced an increase in our offering price per share to $10.40 beginning with the closing that occurred on October 1, 2009, in order to ensure that our net asset value per share did not exceed our offering price.

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

The tax character of the distributions made for the years ended December 31, 2009 and 2008 was that of ordinary income. The aggregate cost of our investments for federal income tax purposes totals $92,366 as of December 31, 2009. The difference between our GAAP-basis net investment income and our tax-basis net investment income for the year ended December 31, 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of our operations totaling $43; and (ii) interest income earned on a tax-basis due to the accretion of discount on one of our investments. As of December 31, 2009, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$46
Amortization of organization and start-up costs	(43)
Unrealized appreciation	50

$53

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007 is derived from our financial statements which have been audited by McGladrey & Pullen LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The dollar amounts are presented in thousands, except for per share data.

	Year Ended December 31,		Period from December 21, 2007 (Inception) to December 31, 2007
	2009	2008
Statement of operations data:
Investment income	$4,420	$25	$—
Operating expenses
Total expenses	2,509	605	37
Less: Expense reimbursement from sponsor	(240)	—	—

Net expenses	2,269	605	37

Net investment income (loss)	2,151	(580)	(37)
Realized and unrealized gain	9,305	—	—

Net increase (decrease) in net assets resulting from operations	$11,456	$(580)	$(37)

Per share data:
Net investment income (loss)—basic and diluted	$0.48	$(4.72)

Net increase (decrease) in net assets resulting from operations—basic and diluted	$2.57	$(4.72)

Distributions declared	$0.67	$0.18

Balance sheet data:
Total assets	$110,068	$1,000

Total net assets	$93,197	$999

Other data:
Total return(1)	33.33%	2.40%
Number of portfolio company investments at period end	50	—
Total portfolio investments for the period	$106,098	$—
Investment sales and prepayments for the period	$16,717	$—

(1)	The 2008 total return is based on an initial investment at $7.32 per share, which represents the initial offering price per share, net of commissions and discounts, after taking into account the stock distributions to stockholders described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions”. Our net loss in 2008 did not reduce net asset value as all expenses were funded by Franklin Square Holdings. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes as a RIC under the Code.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Our portfolio is comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, long-term subordinated loans, referred to as mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, on an opportunistic basis, we may purchase corporate bonds and other debt securities. However, such investments will not comprise a significant portion of our portfolio.

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

Economic activity continues to be subdued as unemployment rates remain high. Corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing. While certain of these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future.

Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000,000 revolving credit facility to Broad Street, our wholly owned subsidiary. We transferred a portfolio of our debt securities to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through our ownership of Broad Street. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. See “—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Facility.

Portfolio Investment Activity For The Year Ended December 31, 2009

During the year ended December 31, 2009, we invested $106,098 in 62 portfolio companies. During the same period we exited positions totaling $11,779 in 12 portfolio companies and received principal repayments of $4,938. As of December 31, 2009, our investment portfolio, with a total fair value of $100,592, consisted of interests in 50 portfolio companies (46% in first lien senior secured loans, 45% in second lien senior secured loans and 9% in mezzanine debt) with an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $269.4 million. The investments in our portfolio were purchased at an average price of 82.5% of par value. On December 31, 2009, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 13.2% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2009:

	Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	41,351	45,521	45%
Mezzanine Debt	9,131	9,291	9%

	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loan securities that are in the form of revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2009, we had two such investments, one of which has been fully funded. We have an unfunded commitment of $170 as of December 31, 2009, in connection with the other loan. We maintain sufficient cash on hand to fund such unfunded loan commitment should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2009.

Industry Classification	Fair Value	Percentage of Portfolio
Consumer Discretionary	$10,739	10.7%
Consumer Staples	4,615	4.6%
Energy	9,388	9.3%
Financials	6,876	6.8%
Healthcare	3,927	3.9%
Industrials	10,943	10.9%
Information Technology	32,030	31.8%
Materials	5,762	5.7%
Telecommunication Services	12,671	12.7%
Utilities	3,641	3.6%

Total	$100,592	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our investment adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The investment adviser uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2009.

Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$—	—%
2	98,848	98%
3	—	—%
4	1,744	2%
5	—	—%

	$100,592	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. During January 2010, we sold our position in American Safety Razor and realized a loss of $307. This investment was given an investment rating of 4 in the table above. At December 31, 2009, none of our loans were on non-accrual status.

Results of Operations

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the year ended December 31, 2009 and December 31, 2008

We commenced operations on January 2, 2009, when we raised in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. As a result, no comparisons with the year ended December 31, 2008 have been included.

Revenues

Since commencing operations on January 2, 2009, we have generated investment income of $4,420 for the year ended December 31, 2009, in the form of interest earned on senior secured loans and corporate bonds in our portfolio. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We also plan to generate revenues in the form of dividends on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. During the year ended December 31, 2009, we did not own any equity interests in our portfolio companies and, therefore, did not receive dividend payments or other fees from our portfolio companies.

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

We also reimburse FB Advisor for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FB Advisor for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

Our total operating expenses were $2,509 for the year ended December 31, 2009. Our operating expenses included base management fees attributed to FB Advisor of $829 for the year ended December 31, 2009. Our operating expenses also included administrative services expenses attributed to FB Advisor of $261 and $173 in incentive fees based on performance for the year ended December 31, 2009. Our other general and administrative expenses totaled $1,246 for the year ended December 31, 2009 and consisted of the following:

Fees paid to PNC Global Investment Servicing, which provides various accounting and adminstrative services	$326
Expenses associated with our independent audit	114
Compensation of our chief financial officer and our chief compliance officer	153
Fees paid to our stock transfer agent	265
Legal fees	151
Fees paid for insurance	74
Fees paid to our independent directors	81
Other	82

$1,246

During the second half of 2009, our other general and administrative expenses increased as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, ceased. We expect these increases to continue over the next several quarters. In addition, our independent directors began receiving fees in connection with their service as independent directors in the second half of 2009. Prior to June 30, 2009, our independent directors had agreed to waive all fees payable in connection with their service as members of our board of directors. Through December 31, 2009, the fees paid to our independent directors totaled $81.

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. We expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

For the year ended December 31, 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, we incurred organization costs of $605 and $37, respectively, included in other general and administrative expenses, which represented our only operating activities at that time. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. These costs were paid on our behalf by an affiliate and were treated as capital contributions. No such costs were incurred during the year ended December 31, 2009.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended December 31, 2009, we received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, reimbursements from Franklin Square Holdings totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $2,151 or $0.48 per share for the year ended December 31, 2009.

Net Realized Gains or Losses

Certain of our investments were purchased at a discount to par. We sold investments and received principal repayments of $11,779 and $4,938, respectively, during the year ended December 31, 2009, from which we realized net gains of $621 and $409, respectively. The principal repayments we received were at par value. Our realized gains were primarily comprised of the sales of our first lien loans with BNY ConvergEx and N.E.W. Customer Service Cos., Inc., the sale of senior unsecured bonds of OSI Restaurant Partners, LLC and the sale of senior secured bonds of Protection One, Inc. In addition to the sales noted above, we realized gains as a result of the partial repayments at par of the outstanding amount of our investment tranches of senior secured loans primarily with Apptis (DE), Inc., Corel Corp., Headwaters, Inc., King Pharmaceuticals, Inc. and Yell Group Plc.

Net Change in Unrealized Appreciation on Investments

For the year ended December 31, 2009, the net change in unrealized appreciation on investments totaled $8,275. The unrealized appreciation on our investments was driven by a general increase in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008. During the year ended December 31, 2009, we recorded unrealized depreciation of $44 on our first lien loans with InfrastruX Group, Inc. and Yell Group Plc. Additionally, we recorded unrealized depreciation of $120 on a second lien loan with American Safety Razor.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2009, the net increase in net assets resulting from operations was $11,456 or $2.57 per share.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2009, we sold 10,105,293 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $93,464 and incurred related offering costs of $8,574. These offering costs consisted primarily of sales commissions of $8,187 and other offering costs such as legal and printing fees of $387. The commissions include $1,295 paid to the dealer manager FS2 Capital Partners, LLC (“FS2”), which is one of our affiliates. FB Advisor funded these other offering costs. As of March 19, 2010, we have sold 14,436,973 shares of our common stock for gross proceeds of approximately $137,987 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of approximately $138,987 to date.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, are above our net asset value per share.

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

As of December 31, 2009, we had $9,035 in cash, which we have invested in an interest bearing money market account.

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

Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000,000 revolving credit facility (the “Facility”) to Broad Street, our wholly owned subsidiary. We transferred a portfolio of our debt securities with a market value of $99,304,382 to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

Pricing under the Facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible loans owned by Broad Street, plus a spread of 2.50% per annum for the relevant period. Interest is payable quarterly in arrears. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

Borrowings under the Facility will be subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement which governs the Facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets.

In connection with the Facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the Facility exceeding the applicable advance rates, (c) the purchase by

Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or us, (e) we cease to act as investment manager of Broad Street’s assets, (f) the decline of our net asset value below $50,000,000 and (g) fraud or other illicit acts by us or FB Advisor or GDFM in our or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. As long as the dividends are declared by the due date of the tax return, including extensions, dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

We declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare either a semi-monthly or monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the twelve months ended December 31, 2009 is expected to be a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2009 and December 31, 2008 as well as the cash distributions that we declared and intend to pay on March 31, 2010:

		Distribution
For the Three Months Ended	Payment Date	Per Share(1)	Amount
Fiscal 2008
December 31, 2008	December 23, 2008	$0.1835	$25

Fiscal 2009
March 31, 2009	March 31, 2009	0.1529	138
June 30, 2009	June 30, 2009	0.1601	396
September 30, 2009	September 30, 2009	0.1767	950
December 31, 2009	December 31, 2009	0.1820	1,651

Fiscal 2010
March 31, 2010	March 31, 2010	0.1235	1,532

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 as discussed below.

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

	Year ended December 31, 2009		Year ended December 31, 2008
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—%	$—	—%
Borrowings	—	—%	—	—%
Net investment income	1,917	61%	25	100%
Capital gains proceeds from the sale of assets	977	31%	—	—%
Non-capital gains proceeds from the sale of assets	—	—%	—	—%
Expense reimbursement from sponsor	240	8%	—	—%

	$3,134	100%	$25	100%

The following table reflects the stock distributions per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The purpose of these special distributions was to maintain a net asset value (“NAV”) per share that was below the then-current net offering price, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions. We announced an increase in our offering price per share to $10.40 beginning with the closing that occurred on October 1, 2009, in order to ensure that our net asset value per share did not exceed our offering price.

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

We have undertaken a multi-step valuation process each quarter, as described below:

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. In our analysis of fair value, we may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

We may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The fair value of our investments at December 31, 2009 was determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of December 31, 2009, consisted entirely of debt securities that are traded on a private over-the-counter market for institutional investors. We valued one of our second lien investments and one of our mezzanine debt investments by obtaining the bid and ask prices from an independent dealer. We valued all of our other investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. We periodically benchmark the bid and ask prices received from the service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of tax benefits of an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Contractual Obligations

We have entered into a contract with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-advisor, will be reimbursed for administrative expenses incurred on our behalf. For the year ended December 31, 2009, we incurred approximately $829 in base management fees, $261 in administrative services expenses and $173 in incentive fees based on performance payable to FB Advisor under the investment advisory and administrative services agreement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

See Note 3 to the Notes to Financial Statements contained in this Annual Report on Form 10-K for recently issued accounting standards. These new accounting standards are not expected to have a material impact on our financial position, results of operations or liquidity.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. For the year ended December 31, 2009, FB Advisor earned $829 in base management fees. The Company paid $392 of these fees as of December 31, 2009. During the third quarter, we began accruing for the capital gains incentive fee, which, if earned, is paid by the Company annually. FB Advisor earned $173 in capital gains incentive fees for the year ended December 31, 2009, none of which have been paid as of December 31, 2009. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the year ended December 31, 2009, the Company incurred administrative services expenses totaling $261 attributable to FB Advisor. As of December 31, 2009, we have paid FB Advisor $165 for the services incurred under this arrangement.

FB Advisor has funded offering costs and organizational costs in the amount of $404, $1,914 and $294 for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement. We incurred organization costs of $605 and $37 during the year ended December 31, 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, respectively. No such costs were incurred during the year ended December 31, 2009.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the year ended December 31, 2009, we paid $1,295 in commissions in connection with the sale of our common stock. These payments are considered offering costs and included as a component of stockholders’ equity.

Under the terms of the investment advisory and administrative services agreement, after our registration statement was brought effective by the SEC and we successfully raised gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. During the twelve months ended December 31, 2009, we reimbursed $1,418 to FB Advisor. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both us and FB Capital Partners. FB Capital Partners, which is owned by Mr. Forman, our chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor FB Advisor is making private corporate debt investments for clients other than us currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended December 31, 2009, we received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, reimbursements from Franklin Square Holdings totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Recent Developments

The following table summarizes the sales of common stock on a monthly basis since December 31, 2009:

For the Month Ended	Shares Sold	Average Price per Share	Gross Proceeds
January 31, 2010	1,364,245	$10.10	$13,783
February 28, 2010	1,588,127	10.34	16,421
March 31, 2010	1,379,308	10.38	14,319

	4,331,680	10.28	$44,523

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2009, all but one of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increasing pre-incentive fee net investment income.

On March 10, 2010, Deutsche Bank agreed to provide a $140,000,000 revolving credit facility to Broad Street, our wholly owned subsidiary. Pursuant to the terms of the facility, Broad Street borrows at a floating rate based on LIBOR. We expect any future credit facilities that we or any subsidiary may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Management’s Report on Internal Control over Financial Reporting	63
Report of Independent Registered Public Accounting Firm	64
Balance Sheets as of December 31, 2009 and 2008	65
Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007	66
Statements of Changes in Net Assets for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007	67
Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007	68
Schedule of Investments as of December 31, 2009	69
Notes to Financial Statements	70

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of FS Investment Corporation as of December 31, 2009 and 2008, the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2009 and for the period from December 21, 2007 (Inception) to December 31, 2007 and the related schedule of investments as of December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2009 and 2008 and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2009 and the period from December 21, 2007 (Inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of FS Investment Corporation’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/    McGladrey & Pullen, LLP

Blue Bell, Pennsylvania

March 19, 2010

FS Investment Corporation

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Investments, at fair value (cost—$92,317)	$100,592	$—
Cash	9,035	1,000
Interest receivable	402	—
Receivable for investments sold and repaid	15	—
Prepaid expenses and other assets	24	—

Total assets	$110,068	$1,000

Liabilities
Payable for investments purchased	$15,366	$—
Stockholder distributions payable	616	—
Management fees payable	437	—
Capital gain incentive fee payable	173	—
Administrative services fees payable	96	—
Other accrued expenses and liabilities	183	1

Total liabilities	16,871	1

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 10,241,544 and 136,251 shares issued and outstanding, respectively (1)	10	—
Capital in excess of par value	85,508	1,641
Accumulated undistributed net realized gains on investments	53	—
Accumulated undistributed loss	(649)	(642)
Net unrealized appreciation on investments	8,275	—

Total stockholders’ equity	93,197	999

Total liabilities and stockholders’ equity	$110,068	$1,000

Net asset value per common share at period end	$9.10	$7.33

(1)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The outstanding shares and net asset value per common share reflect these stock distributions on a retroactive basis.

See notes to financial statements.

FS Investment Corporation

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,		Period from December 21, 2007 (Inception) to December 31, 2007
	2009	2008
Investment income
Interest income	$4,420	$25	$—

Operating expenses
Management fees	829	—	—
Capital gain incentive fees	173	—	—
Administrative services expenses	261	—	—
Other general and administrative expenses	1,246	605	37

Total expenses	2,509	605	37
Less: Expense reimbursement from sponsor (Note 4)	(240)	—	—

Net expenses	2,269	605	37

Net investment income (loss)	2,151	(580)	(137)

Realized and unrealized gain
Net realized gain on investments	1,030	—	—
Net change in unrealized appreciation on investments	8,275	—	—

Total net realized and unrealized gain on investments	9,305	—	—

Net increase (decrease) in net assets resulting from operations	$11,456	$(580)	$(37)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$2.57	$(4.72)

Weighted average shares outstanding(1)	4,465,071	122,850

(1)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The weighted average shares used in the computation of earnings (loss) per share reflect these stock distributions on a retroactive basis.

See notes to financial statements.

FS Investment Corporation

Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,		Period from December 21, 2007 (Inception) to December 31, 2007
	2009	2008
Operations
Net investment income (loss)	$2,151	$(580)	$(37)
Net realized gain on investments	1,030	—	—
Net change in unrealized appreciation on investments	8,275	—	—

Net increase (decrease) in net assets resulting from operations	11,456	(580)	(37)

Stockholder distributions
Distributions from net investment income	(2,157)	(25)	—
Distributions from net realized gain on investments	(977)	—	—

Net decrease in net assets resulting from stockholder distributions	(3,134)	(25)	—

Capital share transactions
Issuance of common stock	92,974	1,000	—
Reinvestment of stockholder distributions	490	—	—
Offering costs	(8,574)	(1,310)	(257)
Reimbursement of investment advisor (Note 4)	(1,418)	—	—
Capital contributions of investment advisor	404	1,914	294

Net increase in net assets resulting from capital share transactions	83,876	1,604	37

Total increase in net assets	92,198	999	—
Net assets at beginning of period	999	—	—

Net assets at end of period	$93,197	$999	$—

See notes to financial statements.

FS Investment Corporation

Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Period from December 21, 2007 (Inception) to December 31, 2007
	2009	2008
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,456	$(580)	$(37)
Adjustments tO reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(106,098)	—	—
Payment-in-kind interest	(133)	—	—
Proceeds from sales and repayments of investments	16,717	—	—
Net change in unrealized appreciation on investments	(8,275)	—	—
Net realized gain on investments	(1,030)	—	—
Accretion of discount	(1,774)	—	—
Increase in interest receivable	(402)	—	—
Increase in prepaid expenses and other assets	(24)	—	—
Increase in payable for investments purchased	15,366	—	—
Increase in receivable for investments sold and repaid	(15)	—	—
Increase in management fees payable	437	—	—
Increase in capital gain incentive fee payable	173	—	—
Increase in administrative services fees payable	96	—	—
Increase in other accrued expenses and liabilities	183	1	—

Net cash used in operating activities	(73,323)	(579)	(37)

Cash flows from financing activities
Issuance of common stock	92,974	1,000	—
Reinvestment of stockholder distributions	490	—	—
Offering costs	(8,574)	(1,310)	(257)
Payments to investment advisor for offering and organization costs	(1,418)	—	—
Capital contributions of investment advisor	404	1,914	294
Stockholder distributions	(2,518)	(25)	—

Net cash provided by financing activities	81,358	1,579	37

Total increase in cash	8,035	1,000	—
Cash at beginning of period	1,000	—	—

Cash at end of period	$9,035	$1,000	$—

See notes to financial statements.

FS Investment Corporation

Schedule of Investments

As of December 31, 2009

(in thousands)

Portfolio Company	Industry	Principal Amount	Cost	Fair(a) Value
Senior Secured Loans—First Lien—49.1%
1-800 Contacts, Inc., L+395, 3/4/15	Healthcare	$3,079	$2,733	$2,987
AmWINS Group, Inc., L+250, 6/8/13	Financials	975	762	829
Apptis (DE), Inc., L+325, 12/20/12	Information Technology	879	684	835
CamelBak Products, Prime+475, 8/4/11	Consumer Discretionary	1,966	1,817	1,857
Caritor, Inc. (Keane, Inc.), L+225, 6/4/13	Information Technology	1,988	1,571	1,827
Columbian Chemicals, L+600, 3/16/13	Materials	1,214	816	1,068
Contec LLC, L+475, 7/28/14	Telecommunication Services	1,984	1,618	1,711
Corel Corp., L+400, 5/2/12	Information Technology	1,569	1,346	1,386
Data Transmission Network Corp., L+500, 3/10/13	Information Technology	483	433	464
Edwards Limited, L+200, 5/31/14	Industrials	1,950	1,272	1,553
First Data Corp., L+275, 9/24/14	Information Technology	2,982	2,348	2,654
Global Tel Link Corp., L+600, 2/14/13	Telecommunication Services	401	362	389
Green Tree Financial, L+575, 12/15/15	Financials	3,000	2,851	2,895
Harland Clarke Holdings Corp., L+250, 6/30/14(b)	Industrials	2,483	1,818	2,082
InfrastruX Group, Inc., L+500, 0.5% PIK, 11/3/12	Industrials	724	670	656
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,480	1,120	1,391
Kenan Advantage Group, Inc., L+275, 12/16/11	Industrials	990	807	950
King Pharmaceuticals, Inc., L+500, 4/19/12	Healthcare	117	97	100
Mosaic Sales Solutions, L+275, 4/3/13	Consumer Discretionary	889	592	689
National Processing Co., L+500, 10/31/13	Information Technology	1,196	1,136	1,144
NCO Group, L+500, 5/15/13(b)	Information Technology	2,955	2,601	2,859
Pierre Foods, Inc., L+600, 9/30/14	Consumer Staples	2,850	2,768	2,871
Quantum Corp., L+350, 7/12/14	Information Technology	897	762	833
SafeNet, Inc., L+250, 4/12/14	Information Technology	495	358	467
SemGroup, L+700, 11/30/12	Energy	4,000	3,804	3,940
Sitel a.k.a. Clientlogic Corp., L+550, 1/30/14	Telecommunication Services	2,000	1,498	1,777
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,473	3,431	3,641
Vertellus Specialties, Inc., L+425, 12/10/12	Materials	487	416	472
WCP Exposition Services Operating Co., L+600, 8/29/11	Consumer Discretionary	544	246	320
West Corp., L+500, 10/24/13	Telecommunication Services	495	442	498
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	656	626

Total Senior Secured Loans—First Lien		50,390	41,835	45,780

Senior Secured Loans—Second Lien—48.8%
Allen Systems Group, L+800, 2.0% PIK, 4/19/14	Information Technology	4,016	3,812	3,906
American Safety Razor, L+625, 1/30/14	Consumer Staples	2,500	1,864	1,744
AmWINS Group, Inc., L+550, 6/8/14	Financials	300	184	241
Aspect Software Group, L+700, 6/29/12	Information Technology	3,500	2,187	3,229
Asurion Corp., L+650, 7/3/15(b)	Financials	3,000	2,600	2,905
Attachmate Corp., L+675, 10/13/13	Information Technology	3,000	2,433	2,460
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,195	2,322
Bresnan Communications LLC, L+450, 3/29/14	Telecommunication Services	1,000	765	953
Building Materials Corp. of America, L+575, 10/6/14	Materials	2,000	1,654	1,825
Custom Building Products, L+800, 4/20/12	Materials	2,500	2,347	2,397
Datatel, Inc., L+825, 12/10/16	Information Technology	5,000	4,901	5,075
Dresser, Inc., L+575, 5/4/15(b)	Energy	4,000	3,116	3,723
FR Brand Acquisition Corp, L+600, 2/7/15	Industrials	2,000	1,306	1,682
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	680	840
ILC Holdings, Inc., 11.5%, 6/30/12	Industrials	4,000	4,000	4,020
lntergraph, L+600, 11/28/14	Information Technology	1,000	868	950
Sirius Computer, L+600, 5/30/13	Information Technology	3,000	2,152	2,550
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunication Services	3,008	2,584	2,968
TPF a.k.a. Tenaska Power Fund, L+425, 12/15/14(b)	Energy	2,000	1,703	1,725

Total Senior Secured Loans—Second Lien		49,764	41,351	45,521

Mezzanine Debt—10.0%
ATI Enterprises, Inc., L+1100, 12/15/16(b)	Consumer Discretionary	5,000	4,901	4,925
Sorenson Holdings, Inc., L+1200 PIK, 8/16/14(b)	Telecommunication Services	4,616	4,230	4,366

Total Mezzanine Debt		9,616	9,131	9,291

TOTAL INVESTMENTS—107.9%		$109,770	$92,317	100,592

LIABILITIES IN EXCESS OF OTHER ASSETS—(7.9%)				(7,395)

NET ASSETS—100.0%				$93,197

(a)	Fair value of investments determined by the Company’s board of directors (see Note 7).
(b)	Position or portion of position unsettled as of December 31, 2009.

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

Since commencing its initial public offering and through March 19, 2010, the Company has sold 14,436,973 shares of common stock for gross proceeds of approximately $137,987. The Company has raised gross proceeds to date of approximately $138,987, including seed capital contributed by the principals of the Company’s investment adviser in February 2008. The following table summarizes the sales of common stock on a quarterly basis during 2009 through March 19, 2010:

For the Three Months Ended	Shares Sold(1)(2)	Average Price per Share(1)(2)	Gross Proceeds
Fiscal 2009
March 31, 2009	1,074,045	$7.76	$8,330
June 30, 2009	1,926,763	8.44	16,271
September 30, 2009	3,544,170	9.35	33,129
December 31, 2009(3)	3,560,315	10.04	35,734

	10,105,293	9.25	93,464
Fiscal 2010
March 31, 2010(3)	4,331,680	10.28	44,523

	14,436,973	$9.56	$137,987

(1)	The number of shares sold includes 53,444 shares and 63,946 shares purchased through our distribution reinvestment plan during 2009 and the three months ended March 31, 2010, respectively.
(2)	The number of shares sold and the average sales price per share have been retroactively adjusted to reflect the stock distributions issued subsequent to the date at which the shares were sold. All shares were sold at prices between $9.00 and $10.40 per share, depending on the offering price then in effect and the amount of discounts or commissions waived by the Company or the dealer manager.
(3)	The Company announced an increase in its public offering price to $10.40 per share beginning with the closing that occurred on October 1, 2009. The purpose of this action was to ensure that the Company’s net asset value per share does not exceed its net offering price, as required by the 1940 Act.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

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

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the FDIC.

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

The Company defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company has undertaken a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially valued by the senior management team of the investment advisor, which may include information received from the Company’s sub-advisor or an independent valuation firm, if applicable, to assist in the valuation process;

•	preliminary valuation conclusions will then be documented and discussed with the valuation committee;

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

Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the Company’s financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements. Below is a description of factors that the board of directors may consider when valuing the Company’s debt and equity investments.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that we collect such amounts. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

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

Organization Costs: Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred and are included in other general and administrative expenses. For the year ended December 31, 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, the company incurred organization costs of $605 and $37, respectively, which were paid on behalf of the Company by an affiliate and have been recorded as a capital contribution (Note 4). There were no organization costs for the year ended December 31, 2009.

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 pertaining to the public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par on the balance sheet. During the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, the Company had offering costs of $387, $1,310 and $257, respectively, which were paid on behalf of the Company by an affiliate and have been recorded as a contribution to capital (Note 4).

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Income Taxes: The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income”, as defined by the Code, each year. As long as the dividends are declared by the due date of the tax return, including extensions, dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of tax benefits of an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. During the years ended December 31, 2009 and 2008 and the period from December 21, 2007 to December 31, 2007, the Company did not incur any interest or penalties.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded as of the record date. The amount paid out as a dividend was determined by the board of directors monthly. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events (as codified in the ASC under topic 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the guidance is based on the same principles as those that currently exist in the auditing standards. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance has not had a significant impact on the Company’s financial statements or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company is currently evaluating the impact that this guidance will have on it financial statement disclosures.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (“FB Advisor” or the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. The Company commenced accruing fees under the agreement on January 2, 2009, upon the commencement of the Company’s operations. For the year ended December 31, 2009, the investment adviser earned $829 in base management fees. The Company paid $392 of these fees as of December 31, 2009. During 2009, the Company began accruing for the capital gains incentive fee, which if earned, is paid by the Company annually. FB Advisor earned $173 in capital gains incentive fees for year ended December 31, 2009, all of which are accrued as of December 31, 2009. The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the year ended December 31, 2009, the Company incurred administrative services charges of $261, attributable to the investment adviser. As of December 31, 2009, the Company has paid FB Advisor $165 for the services incurred under this arrangement.

The Company’s investment adviser has also funded offering costs, organization costs and other expenses in the amount of $404, $1,914 and $294 for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company. The company incurred organization costs of $605 and $37 during the year ended December 31, 2008 for the period from December 21, 2007 (Inception) to December 31, 2007, respectively. No such costs were incurred during the year ended December 31, 2009.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, which is one of the Company’s affiliates. During the year ended December 31, 2009, the Company paid $1,295 in commissions in connection with the sale of its common stock. These payments are considered offering costs and included as a component of stockholders’ equity.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was brought effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed above and any future offering or organization costs incurred have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $1,418 to its investment adviser during the year ended December 31, 2009. The reimbursements are recorded as a reduction of capital.

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

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Beginning on February 26, 2009, the Company’s affiliate and sponsor, Franklin Square Holdings, L.P. (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that the Company’s net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the year ended December 31, 2009, these reimbursements totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s president and chief executive officer, Michael Forman, and its director, David Adelman.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the years ended December 31, 2009 and December 31, 2008 as well as the cash distributions that the Company declared and intends to pay on March 31, 2010. On a tax basis, the distributions paid to its stockholders during the year ended December 31, 2009 reflect distributions of ordinary income.

		Distribution
For the Three Months Ended	Payment Date	Per Share(1)	Amount
Fiscal 2008
December 31, 2008	December 23, 2008	$0.1835	$25

Fiscal 2009
March 31, 2009	March 31, 2009	0.1529	138
June 30, 2009	June 30, 2009	0.1601	396
September 30, 2009	September 30, 2009	0.1767	950
December 31, 2009	December 31, 2009	0.1820	1,651

Fiscal 2010
March 31, 2010	March 31, 2010	0.1235	1,532

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 as discussed below.

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

	Year ended December 31, 2009		Year ended December 31, 2008
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—%	$—	—%
Borrowings	—	—%	—	—%
Net investment income	1,917	61%	25	100%
Capital gains proceeds from the sale of assets	977	31%	—	—%
Non-capital gains proceeds from the sale of assets	—	—%	—	—%
Expense reimbursement from sponsor	240	8%	—	—%

	$3,134	100%	$25	100%

The tax character of the distributions made for the years ended December 31, 2009 and 2008 was that of ordinary income. The aggregate cost of our investments for federal income tax purposes totals $92,366 as of December 31, 2009. The difference between our GAAP-basis net investment income and our tax-basis net investment income for the year ended December 31, 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of our operations totaling $43; and (ii) interest income earned on a tax-basis due to the accretion of discount on one of our investments. As of December 31, 2009, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$46
Amortization of organization and start-up costs	(43)
Unrealized appreciation	50

$53

The following table reflects the stock distributions per share that the Company declared on its common stock to date.

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The weighted average shares used in the computation of earnings (loss) per share and net asset value per common share reflects these stock distributions on a retroactive basis.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2009:

	Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	41,351	45,521	45%
Mezzanine Debt	9,131	9,291	9%

	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loan securities that are in the form of revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2009, the Company had two such investments, one of which has been fully funded. The Company has an unfunded commitment of $170 as of December 31, 2009, in connection with the other loan. The Company maintains sufficient cash on hand to fund such unfunded loan commitment should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2009.

Industry Classification	Fair Value	Percentage of Portfolio
Consumer Discretionary	$10,739	10.7%
Consumer Staples	4,615	4.6%
Energy	9,388	9.3%
Financials	6,876	6.8%
Healthcare	3,927	3.9%
Industrials	10,943	10.9%
Information Technology	32,030	31.8%
Materials	5,762	5.7%
Telecommunication Services	12,671	12.7%
Utilities	3,641	3.6%

Total	$100,592	100.0%

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

At December 31, 2009, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	Investments
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	—
Level 3—Significant unobservable inputs	100,592

$100,592

The Company’s investments as of December 31, 2009, consisted entirely of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued one of its second lien investments and one of its mezzanine debt investments by obtaining the bid and ask prices from an independent dealer. The Company valued all of its other investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices received from the service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and its experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company can not obtain prevailing bid and ask prices through its third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The Company’s investment in American Safety Razor, valued at $1,744 as of December 31, 2009, in accordance with the Company’s valuation policies described above, was sold in January 2010 for $1,563. As a result of the sale of this investment, the Company realized a loss of $307 in January 2010.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

The following is a reconciliation for the year ended December 31, 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Fair value at December 31, 2008	$—
Accretion of discount	1,762
Net realized gain	801
Net change in unrealized appreciation or depreciation	8,275
Purchases	104,748
Paid-in-kind interest	133
Sales and redemptions	(15,127)
Net transfers in or out of Level 3	—

Fair value at December 31, 2009	$100,592

The amount of total gains and losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,275

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31:

	Year Ended December 31,
	2009	2008
Per Share Data(1):
Net asset value, beginning of period	$7.33	$—
Results of operations(2)
Net investment income (loss)	0.48	(4.72)
Net realized and unrealized gain on investments	2.08	—

Net increase (decrease) in net assets resulting from operations	2.56	(4.72)

Stockholder distributions(3)
Distributions from net investment income	(0.46)	(0.18)
Distributions from net realized gain on investments	(0.21)	—

Net decrease in net assets resulting from stockholder distributions	(0.67)	(0.18)

Capital share transactions
Issuance of common stock(4)	2.03	7.32
Offering costs(2)	(1.92)	(10.66)
Reimbursement to investment advisor(2)	(0.32)	—
Capital contributions of investment advisor(2)	0.09	15.58

Net increase (decrease) in net assets resulting from capital share transactions	(0.12)	12.24

Net asset value, end of period	$9.10	$7.33

Shares outstanding, end of period	10,241,544	136,251

Total return(5)	33.33%	2.40%

Ratio/Supplemental Data:
Net assets, end of period	$93,197	$999

Ratio of net investment income to average net assets(6)	5.60%	-116.12%

Ratio of operating expenses to average net assets(6)	6.53%	121.20%
Ratio of expenses reimbursed to average net assets(6)	-0.62%	0.00%

Ratio of total operating expenses to average net assets(6)	5.91%	121.20%

Portfolio turnover	46.45%	0.00%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in our continuous offering.
(5)

The 2008 total return is based on an initial investment at $7.32 per share, which represents the initial offering price per share, net of commissions and discounts, after taking into account the stock distributions

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

to stockholders described in Note 5. The Company’s net loss in 2008 did not reduce net asset value as all expenses were funded by a third-party affiliate. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008.

(6)	Average monthly net assets are used for this calculation.

Note 9. Share Repurchase Program

The Company intends to conduct quarterly tender offers for a portion of its outstanding shares pursuant to its share repurchase program. The first such tender offer commenced in March 2010 and the repurchase will occur in connection with the Company’s April 1, 2010 closing. The Company will consider the following factors, among others, in making its determination regarding whether to offer to repurchase shares and under what terms:

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

The Company intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. The Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. Additionally, the Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2009 and 2008. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Investment income	$2,339	$1,353	$570	$158
Operating expenses
Total expenses	994	785	462	268
Less: Expense reimbursement from sponsor	—	(64)	(52)	(124)

Net expenses	994	721	410	144

Net investment income	1,345	632	160	14
Realized and unrealized gain	2,124	4,650	2,252	279

Net increase in net assets resulting from operations	$3,469	$5,282	$2,412	$293

Per share information—basic and diluted
Net investment income	$0.15	$0.12	$0.07	$0.02

Net increase in net assets resulting from operations	$0.38	$0.99	$0.98	$0.33

Weighted average shares outstanding(1)	9,069,349	5,337,073	2,456,465	898,022

Investment income	$6	$8	$8	$3
Operating expenses	128	127	107	243

Net decrease in net assets resulting from operations	$(122)	$(119)	$(99)	$(240)

Per share information—basic and diluted
Net decrease in net asset resulting from operations per share—basic and diluted	$(0.90)	$(0.87)	$(0.73)	$(2.91)

Weighted average shares outstanding—basic and diluted(1)	136,251	136,251	136,251	82,350

(1)	The weighted average share information has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2009 and 2008. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

FS Investment Corporation

Notes to Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events

On March 10, 2010, Deutsche Bank agreed to provide a $140,000,000 revolving credit facility to Broad Street Funding LLC (“Broad Street”), a wholly owned subsidiary of the Company, which was established in February 2010. The Company transferred a portfolio of its debt securities to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through its ownership of Broad Street. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and Board of Directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.

(c)	Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(d)	Changes in Internal Control Over Financial Reporting

During our fourth fiscal quarter of 2009, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Management’s Report on Internal Control over Financial Reporting	63

Report of Independent Registered Public Accounting Firm	64

Balance Sheets as of December 31, 2009 and 2008	65

Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007	66

Statements of Changes in Net Assets for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007	67

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007	68

Schedule of Investments as of December 31, 2009	69

Notes to Financial Statements	70

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with prospectus Supplement No. 2 on Form 497 (File No. 333-149374) filed on January 14, 2009.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.6	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Credit Agreement by and between Broad Street Funding LLC and Deutsch Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.8	Asset Contribution Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.9	Investment Management Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	Security Agreement by and between Broad Street Funding LLC and Deutsch Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

21.1*	Subsidiaries of FS Investment Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION.

Date: March 19, 2010	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 19, 2010	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 19, 2010	/s/ Charles M. Jacobson
Charles M. Jacobson Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 19, 2010	/s/ David Adelman
David Adelman Director

Date: March 19, 2010	/s/ Gregory P. Chandler
Gregory P. Chandler Director

Date: March 19, 2010	/s/ Barry H. Frank
Barry H. Frank Director

Date: March 19, 2010	/s/ Thomas J. Gravina
Thomas J. Gravina Director

Date: March 19, 2010	/s/ Michael Heller
Michael Heller Director

Date: March 19, 2010	/s/ Paul Mendelson
Paul Mendelson Director