Form 10-Q
period 2010-03-31
FS Investment CORP
filed 2010-05-17
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

The issuer has 18,702,082 shares of Common Stock outstanding as of May 14, 2010.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Investments, at fair value (cost - $186,020 and $92,317, respectively)	$196,060	$100,592
Cash	3,745	9,035
Receivable for investments sold and repaid	6,715	15
Interest receivable	806	402
Deferred financing costs	996	14
Prepaid expenses and other assets	16	10

Total assets	$208,338	$110,068

Liabilities
Payable for investments purchased	$64,357	$15,366
Credit facility payable	4,400	—
Stockholder distributions payable	2,443	616
Management fees payable	795	437
Capital gain incentive fee payable	386	173
Administrative services fees payable	100	96
Other accrued expenses and liabilities	637	183

Total liabilities	73,118	16,871

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 14,573,225 and 10,241,544 shares issued and outstanding, respectively (1)	15	10
Capital in excess of par value	125,100	85,508
Accumulated undistributed net realized gains on investments	733	53
Accumulated undistributed loss	(668)	(649)
Net unrealized appreciation on investments and loss on foreign currency	10,040	8,275

Total stockholders’ equity	135,220	93,197

Total liabilities and stockholders’ equity	$208,338	$110,068

Net asset value per common share at period end	$9.28	$9.10

(1)	As discussed in Note 5, the outstanding shares and net asset value per common share reflect stock distributions issued by the Company on a retroactive basis.

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Investment income
Interest income	$3,134	$158

Operating expenses
Management fees	795	38
Capital gain incentive fees	386	—
Administrative services expenses	175	38
Stock transfer agent fees	179	30
Accounting and administrative fees	155	47
Interest expense	33	—
Other general and administrative expenses	296	115

Total expenses	2,019	268
Less: Expense reimbursement from sponsor (Note 4)	—	(124)

Net expenses	2,019	144

Net investment income	1,115	14

Realized and unrealized gain (loss)
Net realized gain on investments	1,989	124
Net change in unrealized appreciation on investments	1,776	155
Net change in unrealized loss on foreign currency	(11)	—

Total net realized and unrealized gain on investments	3,754	279

Net increase in net assets resulting from operations	$4,869	$293

Per share information—basic and diluted
Net increase in net assets resulting from operations	$0.37	$0.33

Weighted average shares outstanding (1)	13,221,929	898,022

(1)	As discussed in Note 5, the weighted average shares used in the per share computation of the net increase in net assets resulting from operations reflect stock distributions issued by the Company on a retroactive basis.

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operations
Net investment income	$1,115	$14
Net realized gain on investments	1,989	124
Net change in unrealized appreciation on investments	1,776	155
Net change in unrealized loss on foreign currency	(11)	—

Net increase in net assets resulting from operations	4,869	293

Stockholder distributions
Distributions from net investment income	(1,134)	(14)
Distributions from net realized gain on investments	(1,309)	(124)

Net decrease in net assets resulting from stockholder distributions	(2,443)	(138)

Capital share transactions
Issuance of common stock	39,649	7,893
Reinvestment of stockholder distributions	616	—
Offering costs	(181)	(57)
Reimbursement of investment advisor (Note 4)	(668)	(140)
Capital contributions of investment advisor	181	57

Net increase in net assets resulting from capital share transactions	39,597	7,753

Total increase in net assets	42,023	7,908
Net assets at beginning of period	93,197	999

Net assets at end of period	$135,220	$8,907

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,869	$293
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(125,067)	(11,157)
Payment-in-kind interest	(62)	—
Proceeds from sales and repayments of investments	34,344	1,590
Net change in unrealized appreciation on investments	(1,776)	(155)
Net change in unrealized loss on foreign currency	11	—
Net realized gain on investments	(1,989)	(124)
Accretion of discount	(929)	(73)
Amortization of deferred financing costs	31	—
Increase in interest receivable	(404)	(44)
Increase in prepaid expenses and other assets	(6)	(10)
Increase in payable for investments purchased	48,991	5,134
Increase in receivable for investments sold and repaid	(6,700)	(1,015)
Increase in management fees payable	358	38
Increase in capital gain incentive fee payable	213	—
Increase in administrative services fees payable	4	15
Increase in reimbursement from sponsor	—	(124)
Increase in other accrued expenses and liabilities	104	113

Net cash used in operating activities	(48,008)	(5,519)

Cash flows from financing activities
Issuance of common stock	39,649	7,893
Reinvestment of stockholder distributions	616	—
Offering costs	(181)	(57)
Payments to investment advisor for offering and organization costs (Note 4)	(668)	(140)
Capital contributions of investment advisor	181	57
Stockholder distributions	(616)	(138)
Borrowing under credit facility	4,400	—
Deferred financing costs paid	(663)	—

Net cash provided by financing activities	42,718	7,615

Total increase (decrease) in cash	(5,290)	2,096
Cash at beginning of period	9,035	1,000

Cash at end of period	$3,745	$3,096

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2010

(in thousands)

Portfolio Company	Industry	Principal (a) Amount	Cost	Fair (c) Value
Senior Secured Loans - First Lien - 83.6%
1-800 Contacts, Inc., L+395, 3/4/15	Healthcare	$3,071	$2,742	$3,064
AmWINS Group, Inc., L+250, 6/8/13 (d)	Financials	973	774	909
Anchor Glass Container Corp., L+400, 3/1/16 (d)	Industrials	3,857	3,819	3,852
Ardent Health Services, LLC, L+500, 9/15/15 (b)(d)	Healthcare	5,000	4,950	4,953
Avaya, Inc., L+275, 10/24/14 (b)(d)	Information Technology	4,987	4,396	4,457
CamelBak Products, Prime+475, 8/4/11 (d)	Consumer Discretionary	1,817	1,700	1,782
Caritor, Inc. (Keane, Inc.), L+225, 6/4/13 (d)	Information Technology	1,962	1,578	1,852
Ceridian Corp., L+300, 11/9/14 (b)(d)	Industrials	4,956	4,436	4,467
Columbian Chemicals, L+600, 3/16/13	Materials	1,201	833	1,159
Contec LLC, L+475, 7/28/14 (d)	Telecommunication Services	1,979	1,632	1,637
Corel Corp., L+400, 5/2/12	Information Technology	1,434	1,250	1,312
Custom Building Products, L+400, 3/17/15 (b)(d)	Materials	6,700	6,633	6,738
Edwards Limited, L+200, 5/31/14 (d)	Industrials	1,945	1,300	1,760
First Data Corp., L+ 275, 9/24/14 (d)	Information Technology	2,975	2,372	2,634
Global Tel Link Corp., L+400, 3/2/16 (b)(d)	Telecommunication Services	2,500	2,479	2,504
Green Tree Financial, L+575, 12/15/15 (d)	Financials	2,940	2,800	2,933
Harland Clarke Holdings Corp., L+250, 6/30/14 (d)	Industrials	2,477	1,845	2,272
InfrastruX Group, Inc., L+500, 0.5% PIK, 11/3/12 (d)	Industrials	723	673	722
Intergraph, L+400, 5/29/14 (d)	Information Technology	5,000	4,950	5,024
International Lease Finance Corp., L+475, 3/17/15 (b)(d)	Industrials	3,600	3,528	3,686
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,476	1,135	1,417
Kenan Advantage Group, Inc., L+275, 12/16/11	Industrials	987	826	972
KIK Custom Products, L+225, 6/2/14 (b)(d)	Consumer Staples	4,987	4,314	4,311
LyondellBasell Industries, L+400, 4/30/16 (b)(d)	Materials	1,360	1,346	1,375
Mosaic Sales Solutions, L+275, 4/3/13	Consumer Discretionary	889	611	778
Multiplan, Inc., L+425, 4/12/13	Healthcare	2,500	2,475	2,508
National Processing Co., L+500, 9/29/13 (d)	Information Technology	1,192	1,136	1,183
NCO Group, L+500, 5/15/13 (b)(d)	Information Technology	5,496	5,168	5,474
Pierre Foods, Inc., L+500, 3/1/16 (d)	Consumer Staples	5,000	4,975	5,032
Quantum Corp., L+350, 7/12/14 (d)	Information Technology	895	767	857
Revlon Consumer Products Corp., L+400, 3/11/15 (b)	Consumer Discretionary	4,400	4,324	4,364
SemGroup, L+700, 11/30/12 (d)	Energy	4,000	3,820	3,957
Sitel a.k.a. Clientlogic Corp., L+550, 1/30/14 (d)	Telecommunication Services	1,210	923	1,197
Smurfit-Stone Container Enterprises, Inc., L+475, 2/10/16 (b)(d)	Industrials	7,000	6,931	7,026
Spansion, Inc., L+550, 2/9/15 (b)(d)	Information Technology	6,000	6,008	6,068
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14 (d)	Utilities	6,457	5,125	5,320
Vertafore, Inc., L+400, 7/31/14 (b)(d)	Information Technology	2,000	1,960	1,947
WCP Exposition Services Operating Co., L+600, 8/29/11	Consumer Discretionary	544	246	354
West Corp., L+500, 10/24/13	Telecommunication Services	494	444	501
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	671	643

Total Senior Secured Loans - First Lien			107,895	113,001

Senior Secured Loans - Second Lien - 43.4%
Allen Systems Group, L+800, 2.0% PIK, 10/13/16 (d)	Information Technology	4,036	3,839	3,994
AmWINS Group, Inc., L+550, 6/8/14	Financials	300	189	248
Aspect Software Group, L+700, 7/11/12 (d)	Information Technology	5,500	4,164	5,312
Asurion Corp., L+650, 7/3/15 (d)	Financials	3,000	2,615	2,963
Attachmate Corp., L+675, 10/13/13 (d)	Information Technology	5,000	4,200	4,250
Awesome Acquisition Co., L+ 500, 6/4/14	Consumer Discretionary	2,940	2,231	2,425
Bresnan Communications LLC, L+450, 3/29/14	Telecommunication Services	500	389	494
Datatel, Inc., L+825, 12/10/16	Information Technology	5,000	4,904	5,125
Dresser, Inc., L+575, 5/4/15 (d)	Energy	6,405	5,458	6,149
FR Brand Acquisition Corp., L+640, 2/7/15 (b)(d)	Industrials	5,000	4,073	4,572
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	695	860
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph, L+825, 11/28/14 (d)	Information Technology	3,000	2,881	3,008
Sirius Computer, L+600, 5/30/13	Information Technology	3,000	2,203	2,820
TPF a.k.a. Tenaska Power Fund, L+425, 12/15/14 (b)(d)	Energy	6,170	5,455	5,530
Wm. Bolthouse Farms, Inc., L+750, 8/11/16 (b)(d)	Consumer Staples	7,000	6,977	7,069

Total Senior Secured Loans - Second Lien			54,273	58,839

Senior Secured Bonds - 6.3%
Paetec Communications, 8.9%, 6/30/17 (d)	Telecommunication Services	2,330	2,355	2,400
Reader’s Digest Association, Inc., L+650, 2/15/17 (d)	Consumer Discretionary	6,000	5,824	6,060

Total Senior Secured Bonds			8,179	8,460

Mezzanine Debt/Other - 11.7%
ATI Enterprises, Inc., L+1100, 12/30/16	Consumer Discretionary	8,000	7,896	7,920
Base CLO I Class E, EURIBOR+500, 10/17/18	Financials	€1,500	917	934
N.E.W. Customer Service Cos., Inc., L+750, 3/22/17 (b)(d)	Industrials	$7,000	6,860	6,906

Total Mezzanine Debt/Other			15,673	15,760

TOTAL INVESTMENTS - 145.0%			$186,020	196,060

LIABILITIES IN EXCESS OF OTHER ASSETS - (45.0%)				(60,840)

NET ASSETS - 100.0%				$135,220

(a)	Denominated in U.S. Dollars unless otherwise noted.
(b)	Position or portion of position unsettled as of March 31, 2010.
(c)	Fair value determined by the Company’s Board of Directors (see Note 7).
(d)	Security held within Broad Street Funding LLC (see Note 9).

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2009

(in thousands)

Portfolio Company	Industry	Principal Amount	Cost	Fair (a) Value
Senior Secured Loans - First Lien - 49.1%
1-800 Contacts, Inc., L+395, 3/4/15	Healthcare	$3,079	$2,733	$2,987
AmWINS Group, Inc., L+250, 6/8/13	Financials	975	762	829
Apptis (DE), Inc., L+325, 12/20/12	Information Technology	879	684	835
CamelBak Products, Prime+475, 8/4/11	Consumer Discretionary	1,966	1,817	1,857
Caritor, Inc. (Keane, Inc.), L+225, 6/4/13	Information Technology	1,988	1,571	1,827
Columbian Chemicals, L+600, 3/16/13	Materials	1,214	816	1,068
Contec LLC, L+475, 7/28/14	Telecommunication Services	1,984	1,618	1,711
Corel Corp., L+400, 5/2/12	Information Technology	1,569	1,346	1,386
Data Transmission Network Corp., L+500, 3/10/13	Information Technology	483	433	464
Edwards Limited, L+200, 5/31/14	Industrials	1,950	1,272	1,553
First Data Corp., L+ 275, 9/24/14	Information Technology	2,982	2,348	2,654
Global Tel Link Corp., L+600, 2/14/13	Telecommunication Services	401	362	398
Green Tree Financial, L+575, 12/15/15	Financials	3,000	2,851	2,895
Harland Clarke Holdings Corp., L+250, 6/30/14 (b)	Industrials	2,483	1,818	2,082
InfrastruX Group, Inc., L+500, 0.5% PIK, 11/3/12	Industrials	724	670	656
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,480	1,120	1,391
Kenan Advantage Group, Inc., L+275, 12/16/11	Industrials	990	807	950
King Pharmaceuticals, Inc., L+500, 4/19/12	Healthcare	117	97	100
Mosaic Sales Solutions, L+275, 4/3/13	Consumer Discretionary	889	592	689
National Processing Co., L+500, 9/29/13	Information Technology	1,196	1,136	1,144
NCO Group, L+500, 5/15/13 (b)	Information Technology	2,955	2,601	2,859
Pierre Foods, Inc., L+600, 9/30/14	Consumer Staples	2,850	2,768	2,871
Quantum Corp., L+350, 7/12/14	Information Technology	897	762	833
SafeNet, Inc., L+250, 4/12/14	Information Technology	495	358	467
SemGroup, L+700, 11/30/12	Energy	4,000	3,804	3,940
Sitel a.k.a. Clientlogic Corp., L+550, 1/30/14	Telecommunication Services	2,000	1,498	1,777
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,473	3,431	3,641
Vertellus Specialties, Inc., L+425, 12/10/12	Materials	487	416	472
WCP Exposition Services Operating Co., L+600, 8/29/11	Consumer Discretionary	544	246	320
West Corp., L+500, 10/24/13	Telecommunication Services	495	442	498
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	656	626

Total Senior Secured Loans - First Lien		50,390	41,835	45,780

Senior Secured Loans - Second Lien - 48.8%
Allen Systems Group, L+800, 2.0% PIK, 4/19/14	Information Technology	4,016	3,812	3,906
American Safety Razor, L+625, 1/30/14	Consumer Staples	2,500	1,864	1,744
AmWINS Group, Inc., L+550, 6/8/14	Financials	300	184	247
Aspect Software Group, L+700, 7/11/12	Information Technology	3,500	2,187	3,229
Asurion Corp., L+650, 7/3/15 (b)	Financials	3,000	2,600	2,905
Attachmate Corp., L+675, 10/13/13	Information Technology	3,000	2,433	2,460
Awesome Acquisition Co., L+ 500, 6/4/14	Consumer Discretionary	2,940	2,195	2,322
Bresnan Communications LLC, L+450, 3/29/14	Telecommunication Services	1,000	765	953
Building Materials Corp. of America, L+575, 10/6/14	Materials	2,000	1,654	1,825
Custom Building Products, L+800, 4/20/12	Materials	2,500	2,347	2,397
Datatel, Inc., L+825, 12/10/16	Information Technology	5,000	4,901	5,075
Dresser, Inc., L+575, 5/4/15 (b)	Energy	4,000	3,116	3,723
FR Brand Acquisiton Corp., L+600, 2/7/15	Industrials	2,000	1,306	1,682
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	680	840
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph, L+600, 11/28/14	Information Technology	1,000	868	950
Sirius Computer, L+600, 5/30/13	Information Technology	3,000	2,152	2,550
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunication Services	3,008	2,584	2,968
TPF a.k.a. Tenaska Power Fund, L+425, 12/15/14 (b)	Energy	2,000	1,703	1,725

Total Senior Secured Loans - Second Lien		49,764	41,351	45,521

Mezzanine Debt - 10.0%
ATI Enterprises, Inc., L+1100, 12/30/16 (b)	Consumer Discretionary	5,000	4,901	4,925
Sorenson Holdings, Inc., L+1200 PIK, 8/16/14 (b)	Telecommunication Services	4,616	4,230	4,366

Total Mezzanine Debt		9,616	9,131	9,291

TOTAL INVESTMENTS - 107.9%		$109,770	$92,317	100,592

LIABILITIES IN EXCESS OF OTHER ASSETS - (7.9%)				(7,395)

NET ASSETS - 100.0%				$93,197

(a)	Fair value determined by the Company’s Board of Directors (see Note 7).
(b)	Position or portion of position unsettled as of December 31, 2009.

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

FS Investment Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company operates so as to qualify to be taxed as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”). The Company has one wholly owned subsidiary, Broad Street Funding LLC (“Broad Street”), which was established on February 2, 2010. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly owned financing subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through May 3, 2010, the Company has sold 18,576,972 shares of common stock for gross proceeds of $180,885. The Company has raised gross proceeds to date of $181,885, including seed capital contributed by the principals of the Company’s investment adviser in February 2008. During the three months ended March 31, 2010 and 2009, the Company sold 4,331,680 and 1,074,045 shares for gross proceeds of $44,524 and $8,330 at an average price per share of $10.28 and $7.76, respectively. The gross proceeds received during the three months ended March 31, 2010 include reinvested stockholder distributions of $616. The Company did not receive any reinvested distributions during the corresponding period of 2009. During April and May 2010, the Company sold 4,139,999 shares for gross proceeds of $42,897 at an average price per share of $10.36 as of the date of this filing.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flow are presented net of selling commissions of $4,259 and $437 for the three months ended March 31, 2010 and 2009, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Form 10-K. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December balance sheet and schedule of investments are derived from the 2009 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

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

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Reclassifications: Certain amounts in the 2009 financial statements have been reclassified to conform to the classifications used to prepare the 2010 financial statements. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS 165, Subsequent Events (as codified in the ASC under topic 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the guidance is based on the same principles as those that currently exist in the auditing standards. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance has not had a significant impact on the Company’s consolidated financial statements or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, the Company adopted this guidance for the three months ended March 31, 2010, and such adoption did not have a significant impact on the Company’s consolidated financial statements or disclosures. The Company is currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on its consolidated financial statement disclosures when adopted.

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (“FB Advisor” or the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. During the three months ended March 31, 2010 and 2009, the investment adviser earned $795 and $38 in base management fees, respectively, which are paid on a quarterly basis in arrears. The Company paid $437 of base management fees during the three months ended March 31, 2010, which relate to fees earned during the three months ended December 31, 2009. The Company did not pay the base management fees earned by the investment adviser during the three months ended March 31, 2009 until the second quarter of 2009. The Company accrues for the capital gains incentive fee, which if earned, is paid by the Company annually. During the three months ended March 31, 2010, FB Advisor earned $386 in capital gains incentive fees. No such fees were accrued during the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009. The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31,

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

2010 and 2009, the Company incurred administrative services charges of $175 and $38, respectively, attributable to the investment adviser, and the Company has paid FB Advisor $171 and $23, respectively, for the services incurred under this arrangement.

The Company’s investment adviser has also funded offering costs and other expenses in the amount of $181 and $57 for the three months ended March 31, 2010 and 2009, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and other expenses were charged to expense as incurred by the Company.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, which is one of the Company’s affiliates. During the three months ended March 31, 2010 and 2009, FS2 Capital Partners, LLC retained $692 and $68, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was brought effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by the investment adviser have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $668 and $140 to its investment adviser during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company has paid total reimbursements of $2,086 to its investment adviser since exceeding the minimum offering requirement. The reimbursements are recorded as a reduction of capital.

Members of the investment adviser’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, the Company’s chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor the Company’s investment adviser is making private corporate debt investments for clients other than the Company currently, the Company’s investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of the Company’s investment adviser or its management team.

Beginning on February 26, 2009, the Company’s affiliate and sponsor, Franklin Square Holdings, L.P. (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that its net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for its stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2010, the Company received no reimbursements from Franklin Square Holdings. During the three months ended March 31, 2009, the reimbursements from Franklin Square Holdings totaled $124. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s president and chief executive officer, Michael Forman, and its director, David Adelman.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2010 and 2009.

For the Three Months Ended	Payment Date	Distribution
		Per Share (1)	Amount
Fiscal 2009
March 31, 2009	March 31, 2009	$0.1529	$138

Fiscal 2010
March 31, 2010	March 31, 2010	0.1860	2,443

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 and 2010 as discussed below.

On April 22, 2010, the Company declared two cash distributions of $0.03125 each to stockholders of record on April 13, 2010 and April 28, 2010, respectively, which will be paid on June 30, 2010.

The Company may fund its cash distributions to stockholders from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	0%	$—	0%
Borrowings	—	0%	—	0%
Net Investment Income	1,134	46%	—	0%
Capital Gains Proceeds from the Sale of Assets	1,309	54%	14	10%
Non-Capital Gains Proceeds from the Sale of Assets	—	0%	—	0%
Expense Reimbursement	—	0%	124	90%

Total	$2,443	100%	$138	100%

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. The actual tax characteristics of distributions to shareholders will be reported to shareholders annually on a Form 1099-DIV.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $186,101 and $92,366 as of March 31, 2010 and December 31, 2009, respectively. The aggregate gross unrealized appreciation on a tax basis was $9,970 and $8,226 as of March 31, 2010 and December 31, 2009, respectively. The Company’s net investment income on a tax basis for the three months ended March 31, 2010 and 2009 was $1,134 and $3, respectively. The Company distributed all of its net investment income earned as of March 31,

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

2010 and 2009. The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income for the three months ended March 31, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of the Company’s operations totaling $11 and $11, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., for which the Company accretes the discount for tax purposes but not for book purposes (which only applied during the three months ended March 31, 2010).

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

The weighted average shares used in the per share computations of net increase in net assets resulting from operations and net asset value reflects these stock distributions on a retroactive basis.

Note 6. Investment Portfolio

The following table summarized the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Cost (1)	Fair Value	Percentage of Portfolio	Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$107,895	$113,001	58%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	54,273	58,839	30%	41,351	45,521	45%
Senior Secured Bonds	8,179	8,460	4%	—	—	—
Mezzanine Debt/Other	15,673	15,760	8%	9,131	9,291	9%

	$186,020	$196,060	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

The Company’s investment portfolio may contain loan securities that are in the form of revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2010, the Company had two such investments, one of which is fully funded. The Company has an unfunded commitment of $239 as of March 31, 2010, in connection with the other loan. The Company maintains sufficient cash on hand to fund such unfunded loan commitment should the need arise.

The following table describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	24,326	12.4%	10,739	10.7%
Consumer Staples	16,412	8.4%	4,615	4.6%
Energy	15,636	8.0%	9,388	9.3%
Financials	7,987	4.1%	6,876	6.8%
Healthcare	11,385	5.8%	3,927	3.9%
Industrials	40,255	20.5%	10,943	10.9%
Information Technology	56,734	28.9%	32,030	31.8%
Materials	9,272	4.7%	5,762	5.7%
Telecommunication Services	8,733	4.5%	12,671	12.7%
Utilities	5,320	2.7%	3,641	3.6%

Total	$196,060	100.0%	$100,592	100.0%

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

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

As of March 31, 2010 and December 31, 2009, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2010	December 31, 2009
Level 1—Price quotations in active markets	$8,460	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	187,600	100,592

	$196,060	$100,592

The Company’s investments as of March 31, 2010 and December 31, 2009, consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company values its senior secured bond investments by using their last trading prices. The Company valued one of its second lien investments and two of its mezzanine debt investments by obtaining the bid and ask prices from independent dealers. The Company valued all of its other investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices received from the service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and its experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the three months ended March 31, 2010 and 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended,
	2010	2009
Fair value at beginning of period	$100,592	$—
Accretion of discount	922	73
Net realized gain	1,937	124
Net change in unrealized appreciation	1,484	155
Purchases	113,012	11,157
Paid-in-kind interest	62	—
Sales and redemptions	(30,409)	(1,590)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$187,600	$9,919

The amount of total gains and losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,459	$155

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Share Repurchase Program

To provide its shareholders with limited liquidity, the Company will conduct quarterly tender offers pursuant to its share repurchase program. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. On such date, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104.

Note 9. Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility (the “Facility”) to Broad Street, our wholly owned financing subsidiary. The Company transferred a portfolio of its debt securities with a market value of $99,304 to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through its ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. As of March 31, 2010, $4,400 is outstanding under this Facility. The carrying amount of the amount outstanding under the Facility approximates its fair value. The Company incurred costs of $1,027 in connection with obtaining the Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet.

Pricing under the Facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible loans owned by Broad Street, plus a spread of 2.50% per annum for the relevant period. Interest is payable quarterly in arrears. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012. The Company recorded interest expense of $33 for the three months ended March 31, 2010, of which $31 related to the amortization of deferred financing costs.

Borrowings under the Facility will be subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement, which governs the Facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC (“GDFM”), the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company or GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

In connection with the Facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the Facility exceeding the applicable advance rates, (c) the purchase by Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or the Company, (e) the Company ceases to act as investment manager of Broad Street’s assets, (f) the decline of the Company’s net asset value below $50,000 and (g) fraud or other illicit acts by the Company, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2010 and for the year ended December 31, 2009.

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Per Share Data (1):
Net asset value, beginning of period	$9.10	$7.33
Results of operations (2)
Net investment income	0.08	0.48
Net realized and unrealized appreciation on investments and loss on foreign currency	0.28	2.08

Net increase in net assets resulting from operations	0.36	2.56

Stockholder distributions (3)
Distributions from net investment income	(0.09)	(0.46)
Distributions from net realized gain on investments	(0.10)	(0.21)

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.67)

Capital share transactions
Issuance of common stock (4)	0.06	0.20
Offering costs (2)	(0.01)	(0.09)
Reimbursement to investment advisor (2)	(0.05)	(0.32)
Capital contributions of investment advisor (2)	0.01	0.09

Net increase (decrease) in net assets resulting from capital share transactions	0.01	(0.12)

Net asset value, end of period	$9.28	$9.10

Shares outstanding, end of period	14,573,225	10,241,544

Total return (5)	4.06%	33.37%

Ratio/Supplemental Data:
Net assets, end of period	$135,220	$93,197

Ratio of net investment income to average net assets (6)	0.92%	5.60%

Ratio of operating expenses to average net assets (6)	2.00%	6.53%
Ratio of expenses reimbursed to average net assets (6)	0.00%	-0.62%

Ratio of total operating expenses to average net assets (6)	2.00%	5.91%

Portfolio turnover	28.62%	46.45%

(1)	The share information utilized to determine the per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in our continuous offering.
(5)	The 2010 total return was calculated by taking the net asset value per share as of March 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008.
(6)	Average monthly net assets are used for this calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share information)

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any mezzanine investments that we make generally will have stated terms of up to ten years, but the expected average life of such loans is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans that we invest in are often rated by a nationally recognized statistical ratings organization (NRSRO), and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

Current Market Conditions

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Economic activity continues to be somewhat subdued as unemployment rates remain high. Despite this, capital has steadily flowed into the financial markets since the nadir of the credit crisis, as general risk aversion has subsided. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, credit spreads remain above historical averages, particularly in the loan and high yield bond markets. The improving economic and market conditions which have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility to Broad Street, our wholly owned financing subsidiary. We transferred a portfolio of our debt securities to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through our ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. See “—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Facility.

Portfolio Investment Activity For The Three Months Ended March 31, 2010 and 2009

During the three months ended March 31, 2010, we invested $125,067 in 31 portfolio companies. During the same period we sold our positions totaling $16,707 in nine portfolio companies and received principal repayments of $17,637. During the three months ended March 31, 2009, we invested $11,157 in 21 portfolio companies. During the same period we sold our positions totaling $1,394 in three portfolio companies and received principal repayments of $161. As of March 31, 2010 and December 31, 2009, our investment portfolio consisted of interests in 59 and 50 portfolio companies for a total fair value of $196,060 and $100,592, respectively. The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Cost (1)	Fair Value	Percentage of Portfolio	Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$107,895	$113,001	58%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	54,273	58,839	30%	41,351	45,521	45%
Senior Secured Bonds	8,179	8,460	4%	—	—	—
Mezzanine Debt/Other	15,673	15,760	8%	9,131	9,291	9%

	$186,020	$196,060	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

As of March 31, 2010, the portfolio companies that comprise our portfolio had an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $374.0 million. The investments in our portfolio were purchased at an average price of 89.6% of par value. The weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 10.0% based upon the purchase price of our investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loan securities that are in the form of revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2010, we had two such investments, one of which is fully funded. We have an unfunded commitment of $239 as of March 31, 2010, in connection with the other loan. We maintain sufficient cash on hand to fund such unfunded loan commitment should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	24,326	12.4%	10,739	10.7%
Consumer Staples	16,412	8.4%	4,615	4.6%
Energy	15,636	8.0%	9,388	9.3%
Financials	7,987	4.1%	6,876	6.8%
Healthcare	11,385	5.8%	3,927	3.9%
Industrials	40,255	20.5%	10,943	10.9%
Information Technology	56,734	28.9%	32,030	31.8%
Materials	9,272	4.7%	5,762	5.7%
Telecommunication Services	8,733	4.5%	12,671	12.7%
Utilities	5,320	2.7%	3,641	3.6%

Total	$196,060	100.0%	$100,592	100.0%

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$5,312	3%	$—	—%
2	190,748	97%	98,848	98%
3	—	—%	—	—%
4	—	—%	1,744	2%
5	—	—%	—	—%

	$196,060	100%	$100,592	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain, net unrealized appreciation and depreciation and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized gains and losses on foreign currency is the net change in the fair value of our investments due to the impact of foreign currency fluctuations.

Comparison of the three months ended March 31, 2010 and March 31, 2009

Revenues

We have generated investment income of $3,134 and $158 for the three months ended March 31, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, mezzanine debt and corporate bonds in our portfolio. Such revenues represent $2,143 and $85 of cash interest earned as well as $991 and $73 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2010 and 2009, respectively. We did not earn any PIK interest income during the corresponding period of 2009. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We also plan to generate revenues in the form of dividends on the equity or other securities we may hold. Since commencing operations, we have not owned any equity interests in our portfolio companies and, therefore, did not receive dividend payments or other fees from our portfolio companies.

In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administrative services agreement and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-advisor.

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

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for the purchase and sales of our investments; and

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

Our total operating expenses were $2,019 and $268 for the three months ended March 31, 2010 and 2009, respectively. Our operating expenses include base management fees attributed to FB Advisor of $795 and $38 for the three months ended March 31, 2010 and 2009, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $175 and $38 for the three months ended March 31, 2010 and 2009, respectively. FB Advisor is eligible to receive incentive fees based on performance. We have recorded incentive fee expense of $386 for the three months ended March 31, 2010. We did not accrue incentive fee expenses during the comparable period of 2009 because, given the market conditions at the time, it was not known with sufficient certainty whether the payment of such fees was likely at year-end due to potential adverse changes in unrealized appreciation in our portfolio. We recorded interest expense of $33 for the three months ended March 31, 2010, in connection with our revolving credit facility. Fees incurred with PNC Global Investment Services, which provides various accounting and administrative services to us totaled $155 and $47 for the three months ended March 31, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $179 and $30 for the three months ended March 31, 2010 and 2009, respectively. Our other general and administrative expenses totaled $296 and $115 for the three months ended March 31, 2010 and 2009, respectively and consisted of the following:

	Three Months Ended March 31,
	2010	2009
Expenses associated with our independent audit	$80	$48
Compensation of our chief financial officer and our chief compliance officer	38	34
Legal fees	74	5
Fees paid for insurance	17	15
Fees paid to our independent directors	46	—
Other	41	13

Total	$296	$115

After the first half of 2009, our other general and administrative expenses increased as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, ceased. In addition, our independent directors began receiving fees in connection with their service as independent directors in the second half of 2009. Prior to June 30, 2009, our independent directors had agreed to waive all fees payable in connection with their service as members of our board of directors. During the three months ended March 31, 2010, the fees earned and paid to our independent directors totaled $46.

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the three months ended March 31, 2010 and 2009, the ratio of our operating expenses to our average net assets was 2.0% and 4.2%, respectively. We expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2010, we received no reimbursements from Franklin Square Holdings. During the three months ended March 31, 2009, reimbursements from Franklin Square Holdings totaled $124. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $1,115 ($0.08 per share) and $14 ($0.02 per share) for the three months ended March 31, 2010 and 2009, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $16,707 and $17,637, respectively, during the three months ended March 31, 2010, from which we realized net gains of $1,989. During January 2010, we sold our position in American Safety Razor and realized a loss of $307. We had investment sales and received principal repayments of $1,394 and $161, respectively, during the three months ended March 31, 2009, from which we realized net gains of $124. The principal repayments we received were at par value during the three months ended March 31, 2010 and 2009.

Net Change in Unrealized Appreciation on Investments and Unrealized Loss on Foreign Currency

For the three months ended March 31, 2010, the net change in unrealized appreciation on investments totaled $1,776 and the net change in unrealized loss on foreign currency totaled $11. For the three months ended March 31, 2009, the net change in unrealized appreciation on investments totaled $155. We did not hold any investment denominated in a foreign currency during the three months ended March 31, 2009. The unrealized appreciation on our investments was driven by a general increase in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008. In addition, the increase in our unrealized appreciation between 2010 and 2009 is due primarily to the growth of our portfolio since commencing operations in 2009. Lastly, as of December 31, 2009, we had an unrealized loss of $120 on our position in American Safety Razor, which reversed itself when we sold our position during January 2010.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2010 and 2009, the net increase in net assets resulting from operations was $4,869 and $293, respectively. For the three months ended March 31, 2010 and 2009, the net increase in net assets resulting from operations on a per share basis was $0.37 and $0.33, respectively.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2010, we sold 4,331,680 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $44,524. The gross proceeds received during the three months ended March 31, 2010, include reinvested stockholder distributions of $616. During the three months ended March 31, 2010, we also incurred offering costs of $181 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. FB Advisor funded these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par in our consolidated financial statement and the other expenses were charged to expense as incurred. The sales commissions and dealer manager fees related to the sale of our common stock were $4,259 for the three months ended March 31, 2010. These sales commissions and fees include $692 retained by the dealer manager, FS2 Capital Partners, LLC (“FS2”), which is one of our affiliates. As of May 3, 2010, we have sold 18,576,972 shares of our common stock for gross proceeds of $180,885 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $181,885 to date.

The following table summarizes the sales of common stock on a monthly basis since December 31, 2009:

For the Month Ended	Shares Sold	Average Price per Share	Gross Proceeds
January 31, 2010	1,364,245	$10.10	$13,783
February 28, 2010	1,588,127	10.34	16,421
March 31, 2010	1,379,308	10.38	14,319
April 30, 2010	2,786,257	10.35	28,847
May 31, 2010	1,353,742	10.38	14,051

	8,471,679	10.32	$87,421

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

As of March 31, 2010, we had $3,745 in cash, which we have invested in an interest bearing money market account.

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

To provide our shareholders with limited liquidity, we will conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with our April 1, 2010 closing. On such date, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104.

Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility (the “Facility”) to Broad Street, our wholly owned financing subsidiary. We transferred a portfolio of our debt securities with a market value of $99,304 to Broad Street as a contribution to capital and will retain a residual interest in the loans contributed through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. As of March 31, 2010, $4,400 is outstanding under this Facility.

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

Borrowings under the Facility will be subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement, which governs the Facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC (“GDFM”), the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us or GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

In connection with the Facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the Facility exceeding the applicable advance rates, (c) the purchase by Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or us, (e) we cease to act as investment manager of Broad Street’s assets, (f) the decline of our net asset value below $50,000 and (g) fraud or other illicit acts by us or FB Advisor or GDFM in our or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of its “Investment Company Taxable Income”, as defined by the Code, each year. As long as the dividends are declared by the due date of the tax return, including extensions, dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

We declared our first distribution to public stockholders on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

We make our ordinary monthly distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2010 and 2009.

		Distribution
For the Three Months Ended	Payment Date	Per Share (1)	Amount
Fiscal 2009
March 31, 2009	March 31, 2009	$0.1529	$138

Fiscal 2010
March 31, 2010	March 31, 2010	0.1860	2,443

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 and 2010 as discussed below.

On April 22, 2010, the Company declared two cash distributions of $0.03125 each to stockholders of record on April 13, 2010 and April 28, 2010, respectively, which will be paid on June 30, 2010.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that we have paid on our common stock during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	0%	$—	0%
Borrowings	—	0%	—	0%
Net Investment Income	1,134	46%	—	0%
Capital Gains Proceeds from the Sale of Assets	1,309	54%	14	10%
Non-Capital Gains Proceeds from the Sale of Assets	—	0%	—	0%
Expense Reimbursement	—	0%	124	90%

Total	$2,443	100%	$138	100%

The following table reflects the stock distributions per share that we declared on our common stock to date.

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710

Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The purpose of these special distributions was to maintain a net asset value per share that was below the then-current net offering price, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions. We announced an increase in our offering price per share to $10.40 beginning with the closing that occurred on October 1, 2009, in order to ensure that our net asset value per share did not exceed our offering price.

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all shareholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distribution was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing shareholders. As the stock distributions did not change any shareholder’s proportionate interest in us, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions will be reported to shareholders annually on Form 1099-DIV.

The aggregate cost of our investments for federal income tax purposes totaled $186,101 and $92,366 as of March 31, 2010 and December 31, 2009, respectively. The aggregate gross unrealized appreciation on a tax basis was $9,970 and $8,226 as of March 31, 2010 and December 31, 2009, respectively. Our net investment income on a tax basis for the three months ended March 31, 2010 and 2009 was $1,134 and $3, respectively. We distributed all of our net investment income earned as of March 31, 2010 and 2009. The difference between our GAAP-basis net investment income and our tax-basis net investment income for the three months ended March 31, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of our operations totaling $11 and $11, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., for which we accrete the discount for tax purposes but not for book purposes (which only applied during the three months ended March 31, 2010).

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

Accounting Standards Codification Topic 820, Fair Value Measurement, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. This topic defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This topic also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We have undertaken a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by FB Advisor’s management team, with such valuation potentially taking into account information received from any of our sub-advisers or an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with our valuation committee;

•

our valuation committee reviews the preliminary valuation and FB Advisor’s management team, together with our independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any third-party valuation firm, if applicable.

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

The fair value of our investments at March 31, 2010 was determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of March 31, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. We valued our senior secured bond investments by using their last trading prices. We valued one of our second lien investments and two of our mezzanine debt investments by obtaining the bid and ask prices from a independent dealers. We valued all of our other investments by using an independent third party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service, from dealers on the date of the relevant period end. We periodically benchmark the bid and ask prices received from the service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy.

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

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in portfolio investment values during the reporting period due to the impact of foreign currency fluctuations.

Contractual Obligations

We have entered into a contract with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2010 and 2009, we incurred approximately $795 and $38 in base management fees, $175 and $38 in administrative services expenses and $386 and $0 in incentive fees based on performance payable to FB Advisor under the investment advisory and administrative services agreement, respectively.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, we adopted this guidance for the three months ended March 31, 2010, and such adoption did not have a significant impact on our consolidated financial statements or disclosures. We are currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on our consolidated financial statement disclosures when adopted.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. During the three months ended March 31, 2010 and

2009, FB Advisor earned $795 and $38 in base management fees, respectively, which are paid on a quarterly basis in arrears. We paid $437 of these fees during the three months ended March 31, 2010, which relate to fees earned during the three months ended December 31, 2009. We did not pay the base management fees earned by FB Advisor during the three months ended March 31, 2009 until the second quarter of 2009. We accrue for the capital gains incentive fee, which if earned, is paid annually. During the three months ended March 31, 2010, FB Advisor earned $386 in capital gains incentive fees. No such fees were accrued during the three months ended March 31, 2009 because, given the market conditions at the time, it was not known with sufficient certainty whether the payment of such fees was likely at year-end due to potential adverse changes in unrealized appreciation in our portfolio. During the three months ended March 31, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2010 and 2009, we incurred administrative services charges of $175 and $38, respectively, attributable to FB Advisor, and we have paid FB Advisor $171 and $23, respectively, for the services incurred under this arrangement.

FB Advisor has funded offering costs and other expenses in the amount of $181 and $57 for the three months ended March 31, 2010 and 2009, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the other expenses were charged to expense as incurred.

The dealer manager for our public offering is FS2 Capital Partners, LLC, which is one of our affiliates. During the three months ended March 31, 2010 and 2009, FS2 Capital Partners, LLC retained $692 and $68, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our Registration Statement was brought effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $668 and $140 to FB Advisor during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we have paid total reimbursements of $2,086 to FB Advisor since exceeding the minimum offering requirement. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both us and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, our chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor FB Advisor is making private corporate debt investments for clients other than us currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of our investment adviser or its management team.

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2010, we received no reimbursements from Franklin Square Holdings. During the three months ended March 31, 2009, the reimbursements from Franklin Square Holdings totaled $124. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2010, all but two of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

On March 10, 2010, Deutsche Bank agreed to provide a $140,000,000 revolving credit facility to Broad Street, our wholly owned financing subsidiary. Pursuant to the terms of the facility, Broad Street borrows at a floating rate based on LIBOR. We expect any future credit facilities that we or any subsidiary may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Investments”.

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

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we issued 63,946 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. In addition, on January 31, 2010, we issued 283,068 shares of our common stock in a distribution to all stockholders of record as of January 31, 2010.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus on Form 497 (File No. 333-149374) filed on September 18, 2008.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.6	Form of Escrow Agreement by and between the Company and UMB Bank, N.A.. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Credit Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.8	Asset Contribution Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.9	Investment Management Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2010.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson Chief Financial Officer (Principal Financial and Accounting Officer)