Form 10-Q
period 2010-06-30
FS Investment CORP
filed 2010-08-16
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

The issuer has 24,780,241 shares of Common Stock outstanding as of August 13, 2010.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Investments, at fair value (cost—$342,464 and $92,317, respectively)	$344,552	$100,592
Cash	41,962	9,035
Receivable for investments sold and repaid	20	15
Interest receivable	1,772	402
Deferred financing costs	884	14
Prepaid expenses and other assets	16	10

Total assets	$389,206	$110,068

Liabilities
Payable for investments purchased	$50,588	$15,366
Credit facility payable	140,000	—
Stockholder distributions payable	1,438	616
Management fees payable	1,492	437
Capital gain incentive fee payable	—	173
Administrative services fees payable	82	96
Interest payable	709	—
Other accrued expenses and liabilities	599	183

Total liabilities	194,908	16,871

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 21,760,988 and 10,241,544 shares issued and outstanding, respectively(1)	22	10
Capital in excess of par value	191,476	85,508
Accumulated undistributed net realized gains on investments	1,400	53
Accumulated undistributed loss	(688)	(649)
Net unrealized appreciation on investments and loss on foreign currency	2,088	8,275

Total stockholders’ equity	194,298	93,197

Total liabilities and stockholders’ equity	$389,206	$110,068

Net asset value per common share at period end	$8.93	$9.10

(1)	As discussed in Note 5, the outstanding shares and net asset value per common share reflect stock distributions issued by the Company on a retroactive basis.

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Investment income
Interest income	$6,060	$570	$9,194	$728

Operating expenses
Management fees	1,492	114	2,287	152
Capital gain incentive fees	(386)	—	—	—
Administrative services expenses	175	56	350	94
Stock transfer agent fees	193	44	372	74
Accounting and administrative fees	176	66	331	113
Interest expense	837	—	870	—
Other general and administrative expenses	438	182	734	297

Total expenses	2,925	462	4,944	730
Less: Expense reimbursement from sponsor (Note 4)	—	(52)	—	(176)

Net expenses	2,925	410	4,944	554

Net investment income	3,135	160	4,250	174

Realized and unrealized gain (loss)
Net realized gain on investments	1,100	235	3,089	359
Net change in unrealized appreciation (depreciation) on investments	(7,867)	2,017	(6,091)	2,172
Net change in unrealized loss on foreign currency	(85)	—	(96)	—

Total net realized and unrealized gain (loss) on investments	(6,852)	2,252	(3,098)	2,531

Net increase (decrease) in net assets resulting from operations	$(3,717)	$2,412	$1,152	$2,705

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$(0.19)	$0.98	$0.07	$1.61

Weighted average shares outstanding(1)	19,627,548	2,456,465	16,442,434	1,681,548

(1)	As discussed in Note 5, the weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect stock distributions issued by the Company on a retroactive basis.

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six months ended June 30,
	2010	2009
Operations
Net investment income	$4,250	$174
Net realized gain on investments	3,089	359
Net change in unrealized appreciation (depreciation) on investments	(6,091)	2,172
Net change in unrealized loss on foreign currency	(96)	—

Net increase in net assets resulting from operations	1,152	2,705

Stockholder distributions
Distributions from net investment income	(4,290)	(174)
Distributions from net realized gain on investments	(1,742)	(359)

Net decrease in net assets resulting from stockholder distributions	(6,032)	(533)

Capital share transactions
Issuance of common stock	106,166	24,559
Reinvestment of stockholder distributions	1,527	42
Repurchases of common stock	(104)	—
Offering costs	(461)	(2,006)
Reimbursement of investment advisor (Note 4)	(1,608)	(383)
Capital contributions of investment advisor	461	140

Net increase in net assets resulting from capital share transactions	105,981	22,352

Total increase in net assets	101,101	24,524
Net assets at beginning of period	93,197	999

Net assets at end of period	$194,298	$25,523

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,152	$2,705
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(305,268)	(31,168)
Payment-in-kind interest	(82)	—
Proceeds from sales and repayments of investments	60,319	4,724
Net change in unrealized appreciation (depreciation) on investments	6,091	(2,172)
Net change in unrealized loss on foreign currency	96	—
Net realized gain on investments	(3,089)	(359)
Accretion of discount	(2,027)	(338)
Amortization of deferred financing costs	161	—
Increase in interest receivable	(1,370)	(101)
Increase in prepaid expenses and other assets	(6)	(15)
Increase in payable for investments purchased	35,222	5,673
Increase in receivable for investments sold and repaid	(5)	(28)
Increase in management fees payable	1,055	114
Decrease in capital gain incentive fee payable	(173)	—
Increase in interest payable	709	—
Increase (decrease) in administrative services fees payable	(14)	25
Increase in reimbursement from sponsor	—	(52)
Increase in other accrued expenses and liabilities	66	90

Net cash used in operating activities	(207,163)	(20,902)

Cash flows from financing activities
Issuance of common stock	106,166	24,559
Reinvestment of stockholder distributions	1,527	42
Repurchases of common stock	(104)	—
Offering costs	(461)	(2,006)
Payments to investment advisor for offering and organization costs (Note 4)	(1,608)	(383)
Capital contributions of investment advisor	461	140
Stockholder distributions	(5,210)	(533)
Borrowings under credit facility	140,000	—
Deferred financing costs paid	(681)	—

Net cash provided by financing activities	240,090	21,819

Total increase in cash	32,927	917
Cash at beginning of period	9,035	1,000

Cash at end of period	$41,962	$1,917

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2010

(in thousands)

Portfolio Company	Industry	Principal(a) Amount	Amortized Cost	Fair(b) Value
Senior Secured Loans—First Lien—113.0%
1-800 Contacts, Inc., L+395, 3/4/15(d)	Healthcare	$6,056	$5,721	$6,026
Affinion Group Inc., L+350, 4/8/16(c)	Industrials	4,988	4,939	4,758
American General Finance Corp., L+550, 4/16/15(c)	Financials	5,000	4,928	4,861
AmWINS Group, Inc., L+250, 6/8/13(c)	Financials	949	769	880
Anchor Glass Container Corp., L+400, 3/1/16(c)	Industrials	3,416	3,383	3,390
Ardent Health Services, LLC, L+500, 9/15/15(c)	Healthcare	5,337	5,284	5,198
Aspect Software, Inc., L+450, 5/7/16(c)	Information Technology	1,995	1,975	1,948
Avaya, Inc., L+275, 10/24/14(c)	Information Technology	6,969	6,154	5,980
Canwest Mediaworks, L+700, 7/23/16(c)(d)	Consumer Discretionary	4,318	4,189	4,221
Caritor, Inc. (Keane Inc.), L+225, 6/4/13(c)	Information Technology	1,962	1,605	1,800
CDW Corporation, L+400, 10/10/14(c)(d)	Information Technology	4,987	4,348	4,371
Ceridian Corp., L+300, 11/9/14(c)	Industrials	4,956	4,456	4,432
Cincinnati Bell, L+500, 6/10/17(c)	Telecommunication Services	4,988	4,839	4,853
Citgo Petroleum Corporation, L+700, 6/30/17(c)(d)	Energy	5,000	4,900	4,982
Columbian Chemicals, L+600, 3/16/13	Materials	1,201	859	1,186
Contec LLC, L+475, 7/28/14(c)	Telecommunication Services	1,952	1,628	1,664
Corel Corp., L+400, 5/2/12	Information Technology	1,434	1,271	1,344
Cumulus Media Inc., L+400, 6/11/14(c)	Telecommunication Services	1,672	1,540	1,526
Custom Building Products, L+400, 3/17/15(c)	Materials	6,109	6,052	6,064
Edwards Limited, L+200, 5/31/14(c)(d)	Industrials	1,940	1,329	1,693
First Data Corp., L+275, 9/24/14(c)	Information Technology	7,954	6,784	6,696
Freescale Semiconductor, L+425, 12/1/16(c)	Industrials	5,981	5,709	5,278
Green Tree Financial, L+575, 12/15/15(c)	Financials	2,880	2,748	2,783
Harland Clarke Holdings Corp., L+250, 6/30/14(c)	Industrials	2,471	1,872	2,131
Info Group Inc., L+450, 5/15/16(c)(d)	Consumer Discretionary	4,670	4,578	4,582
InfrastruX Group, Inc., L+500, 0.5% PIK, 11/3/12(c)	Industrials	723	677	721
Intergraph, L+400, 5/29/14(c)	Information Technology	4,667	4,623	4,681
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,459	1,139	1,371
KIK Custom Products, L+225, 5/31/14(c)	Consumer Staples	4,974	4,339	4,137
LyondellBasell Industries, L+400, 4/30/16(c)	Materials	1,360	1,347	1,368
Michael Foods, L+450, 5/1/14(c)(d)	Consumer Staples	2,569	2,517	2,572
Mosaic Sales Solutions, L+275, 4/3/13	Consumer Discretionary	885	627	765
MultiPlan, Inc., L+425, 4/12/13(c)	Healthcare	2,103	2,084	2,095
National Processing Co., L+500, 9/29/13(c)	Information Technology	1,177	1,126	1,146
NCO Group, L+500, 5/15/13(c)	Information Technology	6,394	6,090	6,285
New Development Holding, LLC (Calpine), L+550, 6/10/17(c)	Utilities	4,630	4,538	4,592
OSI Restaurant Partners, L+225, 6/14/14(c)	Consumer Discretionary	2,992	2,615	2,575
Ozburn Hessey, L+550, 7/15/14(c)	Industrials	5,262	5,220	5,257
Pierre Foods, Inc., L+500, 3/1/16(c)	Consumer Staples	4,938	4,914	4,946
Protection One Alarm Monitoring, Inc., L+425, 6/4/16(c)	Consumer Discretionary	2,590	2,551	2,564
Quantum Corp., L+350, 7/12/14(c)	Information Technology	892	772	841
Repcon Strickland, L+475, 4/1/13	Energy	4,843	4,345	4,201
Revlon Consumer Products Corp., L+400, 3/11/15(c)	Consumer Discretionary	4,389	4,316	4,282
Reynolds & Reynolds, L+350, 5/15/17(c)	Information Technology	5,338	5,299	5,280
Reynolds Group Ltd., L+425, 5/5/16(c)	Industrials	4,710	4,702	4,691
SemGroup, L+700, 11/30/12(c)	Energy	6,752	6,671	6,690
Sheridan Group Inc., L+550, 4/16/17(c)	Energy	6,948	6,846	6,696
Sitel a.k.a. Clientlogic Corp., L+550, 1/30/14(c)(d)	Telecommunication Services	3,966	3,665	3,887
Smurfit-Stone Container Enterprises, Inc., L+475, 2/10/16(d)	Industrials	7,000	6,934	6,993
Spansion, Inc., L+550, 2/9/15(c)	Information Technology	5,985	5,993	5,938
Styron, L+575, 6/14/16(c)	Materials	6,087	5,966	6,089
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(c)(d)	Utilities	9,433	7,582	7,005
Telcordia Technologies Inc., L+500, 4/30/16(c)	Telecommunication Services	6,037	6,044	5,934
Trident Exploration Corp., L+950, 6/10/15(d)	Energy	7,000	6,791	6,878
Vertafore, Inc., L+400, 7/31/14(c)	Information Technology	5,110	5,013	5,059
WCP Exposition Services Operating Co., L+600, 8/29/11	Consumer Discretionary	544	246	401
West Corp., L+500, 10/24/13	Telecommunication Services	490	444	490
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	686	546

Total Senior Secured Loans—First Lien			$218,580	$219,622

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2010

(in thousands)

Portfolio Company	Industry	Principal(a) Amount	Amortized Cost	Fair(b) Value
Senior Secured Loans—Second Lien—42.2%
Advantage Sales & Marketing, Inc., L+700, 4/29/17(c)	Industrials	$5,000	$4,950	$4,963
Allen Systems Group, L+800, 2.0% PIK, 4/19/14(c)	Information Technology	4,056	3,866	3,997
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,630	1,688
Asurion Corp., L+650, 7/3/15(c)	Financials	5,000	4,601	4,898
Attachmate Corp., L+675, 10/13/13(c)	Information Technology	5,000	4,252	4,419
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,268	2,499
Central Parking, L+450, 11/22/14(d)	Industrials	250	194	193
Datatel, Inc., L+825, 12/10/16	Information Technology	5,000	4,908	5,063
Dresser, Inc., L+575, 5/4/15(c)	Energy	7,405	6,462	6,870
Edwards Limited, L+575, 11/30/14(c)(d)	Industrials	2,305	2,032	1,879
FR Brand Acquisition Corp., L+629, 2/7/15(c)	Industrials	7,000	5,929	6,298
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	710	855
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph, L+825, 11/28/14(c)	Information Technology	3,000	2,887	3,006
Lincoln Industrial Corp, L+575, 1/9/15(c)	Industrials	2,000	1,828	1,765
McKechnie Aerospace, L+500, 5/11/15(c)	Industrials	3,499	3,232	3,136
National Processing Co., L+875, 9/29/14(d)	Information Technology	5,000	4,594	4,529
Roundy’s Inc., L+800, 4/19/16(c)	Consumer Staples	6,500	6,541	6,541
Sirius Computer, L+600, 5/30/13	Information Technology	3,000	2,256	2,820
TPF a.k.a. Tenaska Power Fund, L+425, 12/15/14(c)	Energy	6,170	5,489	5,514
Wm. Bolthouse Farms, Inc., L+750, 8/11/16(c)	Consumer Staples	7,000	6,978	6,980

Total Senior Secured Loans—Second Lien			79,608	81,933

Senior Secured Bonds—10.6%
ATP Oil & Gas Corporation, 11.9%, 5/1/15(c)	Energy	4,000	3,982	2,888
Nexstar Broadcasting, 9.5%, 4/15/17(c)	Telecommunication Services	5,000	4,969	5,025
Paetec Communications, 8.9%, 6/30/17(c)	Telecommunication Services	6,680	6,841	6,718
Reader’s Digest Association, Inc., L+650, 2/15/17(c)	Consumer Discretionary	6,000	5,830	5,970

Total Senior Secured Bonds			21,622	20,601

Mezzanine Debt/Other—11.5%
Apidos CDO IV Class E, L+360, 10/27/18	Financials	2,000	1,018	845
Aspect Software, Inc., 10.6%, 5/15/17(c)	Information Technology	4,000	4,000	4,010
ATI Enterprises Inc., L+1100, 12/30/16	Consumer Discretionary	8,000	7,900	7,920
Base CLO I Class E, EURIBOR+500, 10/17/18	Financials	€1,500	929	735
Blue Mountain CLO III Class E, L+355, 3/17/21	Financials	$2,000	844	900
Michael Foods, 9.8%, 7/15/18(c)(d)	Consumer Staples	1,100	1,100	1,133
N.E.W. Customer Service Cos., Inc., L+750, 3/22/17(c)(d)	Industrials	7,000	6,862	6,853

Total Mezzanine Debt/Other			22,654	22,396

TOTAL INVESTMENTS—177.3%			$342,464	344,552

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.3%)				(150,254)

NET ASSETS—100.0%				$194,298

(a)	Denominated in U.S. Dollars unless otherwise noted.
(b)	Fair value determined by the Company’s Board of Directors (see Note 7).
(c)	Security held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 9 and 10).
(d)	Position or portion of position unsettled as of June 30, 2010.

See notes to unaudited condensed consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2009

(in thousands)

Portfolio Company	Industry	Principal Amount	Cost	Fair(a) Value
Senior Secured Loans—First Lien—49.1%
1-800 Contacts, Inc., L+395, 3/4/15	Healthcare	$3,079	$2,733	$2,987
AmWINS Group, Inc., L+250, 6/8/13	Financials	975	762	829
Apptis (DE), Inc., L+325, 12/20/12	Information Technology	879	684	835
CamelBak Products, Prime+475, 8/4/11	Consumer Discretionary	1,966	1,817	1,857
Caritor, Inc. (Keane Inc.), L+225, 6/4/13	Information Technology	1,988	1,571	1,827
Columbian Chemicals, L+600, 3/16/13	Materials	1,214	816	1,068
Contec LLC, L+475, 7/28/14	Telecommunication Services	1,984	1,618	1,711
Corel Corp., L+400, 5/2/12	Information Technology	1,569	1,346	1,386
Data Transmission Network Corp., L+500, 3/10/13	Information Technology	483	433	464
Edwards Limited, L+200, 5/31/14	Industrials	1,950	1,272	1,553
First Data Corp., L+ 275, 9/24/14	Information Technology	2,982	2,348	2,654
Global Tel Link Corp., L+600, 2/14/13	Telecommunication Services	401	362	398
Green Tree Financial, L+575, 12/15/15	Financials	3,000	2,851	2,895
Harland Clarke Holdings Corp., L+250, 6/30/14(b)	Industrials	2,483	1,818	2,082
InfrastruX Group, Inc., L+500, 0.5% PIK, 11/3/12	Industrials	724	670	656
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,480	1,120	1,391
Kenan Advantage Group, Inc., L+275, 12/16/11	Industrials	990	807	950
King Pharmaceuticals, Inc., L+500, 4/19/12	Healthcare	117	97	100
Mosaic Sales Solutions, L+275, 4/3/13	Consumer Discretionary	889	592	689
National Processing Co., L+500, 9/29/13	Information Technology	1,196	1,136	1,144
NCO Group, L+500, 5/15/13 (b)	Information Technology	2,955	2,601	2,859
Pierre Foods, Inc., L+600, 9/30/14	Consumer Staples	2,850	2,768	2,871
Quantum Corp., L+350, 7/12/14	Information Technology	897	762	833
SafeNet, Inc., L+250, 4/12/14	Information Technology	495	358	467
SemGroup, L+700, 11/30/12	Energy	4,000	3,804	3,940
Sitel a.k.a. Clientlogic Corp., L+550, 1/30/14	Telecommunication Services	2,000	1,498	1,777
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,473	3,431	3,641
Vertellus Specialties, Inc., L+425, 12/10/12	Materials	487	416	472
WCP Exposition Services Operating Co., L+600, 8/29/11	Consumer Discretionary	544	246	320
West Corp., L+500, 10/24/13	Telecommunication Services	495	442	498
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	656	626

Total Senior Secured Loans—First Lien		50,390	41,835	45,780

Senior Secured Loans—Second Lien—48.8%
Allen Systems Group, L+800, 2.0% PIK, 4/19/14	Information Technology	4,016	3,812	3,906
American Safety Razor, L+625, 1/30/14	Consumer Staples	2,500	1,864	1,744
AmWINS Group, Inc., L+550, 6/8/14	Financials	300	184	247
Aspect Software Group, L+700, 7/11/12	Information Technology	3,500	2,187	3,229
Asurion Corp., L+650, 7/3/15(b)	Financials	3,000	2,600	2,905
Attachmate Corp., L+675, 10/13/13	Information Technology	3,000	2,433	2,460
Awesome Acquisition Co., L+ 500, 6/4/14	Consumer Discretionary	2,940	2,195	2,322
Bresnan Communications LLC, L+450, 3/29/14	Telecommunication Services	1,000	765	953
Building Materials Corp. of America, L+575, 10/6/14	Materials	2,000	1,654	1,825
Custom Building Products, L+800, 4/20/12	Materials	2,500	2,347	2,397
Datatel, Inc., L+825, 12/10/16	Information Technology	5,000	4,901	5,075
Dresser, Inc., L+575, 5/4/15(b)	Energy	4,000	3,116	3,723
FR Brand Acquisiton Corp., L+600, 2/7/15	Industrials	2,000	1,306	1,682
Harrington Holdings, L+600, 7/11/14	Healthcare	1,000	680	840
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph, L+600, 11/28/14	Information Technology	1,000	868	950
Sirius Computer, L+600, 5/30/13	Information Technology	3,000	2,152	2,550
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunication Services	3,008	2,584	2,968
TPF a.k.a. Tenaska Power Fund, L+425, 12/15/14(b)	Energy	2,000	1,703	1,725

Total Senior Secured Loans—Second Lien		49,764	41,351	45,521

Mezzanine Debt—10.0%
ATI Enterprises, Inc., L+1100, 12/30/16(b)	Consumer Discretionary	5,000	4,901	4,925
Sorenson Holdings, Inc., L+1200 PIK, 8/16/14(b)	Telecommunication Services	4,616	4,230	4,366

Total Mezzanine Debt		9,616	9,131	9,291

TOTAL INVESTMENTS—107.9%		$109,770	$92,317	100,592

LIABILITIES IN EXCESS OF OTHER ASSETS—(7.9%)				(7,395)

NET ASSETS—100.0%				$93,197

(a)	Fair value determined by the Company’s Board of Directors (see Note 7).
(b)	Position or portion of position unsettled as of December 31, 2009.

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

Since commencing its initial public offering and through August 13, 2010, the Company has sold 24,764,034 shares of common stock for gross proceeds of $244,918. The Company has raised gross proceeds to date of $245,918, including seed capital contributed by the principals of the Company’s investment adviser in February 2008. During the six months ended June 30, 2010 and 2009, the Company sold 11,530,586 and 3,000,806 shares for gross proceeds of $119,107 and $24,601 at an average price per share of $10.33 and $8.20, respectively. The gross proceeds received during the six months ended June 30, 2010 and 2009 include reinvested stockholder distributions of $1,527 and $42, respectively. During July and August 2010, the Company sold 3,128,157 shares for gross proceeds of $32,347 at an average price per share of $10.34 as of the date of this filing.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flow are presented net of selling commissions of $11,414 and $1,883 for the six months ended June 30, 2010 and 2009, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December balance sheet and schedule of investments are derived from the 2009 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

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

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the 2009 financial statements have been reclassified to conform to the classifications used to prepare the 2010 financial statements. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, the Company adopted this guidance during 2010, and such adoption did not have a significant impact on the Company’s consolidated financial statements or disclosures. The Company is currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on its consolidated financial statement disclosures when adopted.

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC (“FB Advisor” or the “investment adviser”). Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. During the three months ended June 30, 2010 and 2009, the investment adviser earned $1,492 and $114 in base management fees, respectively. During the six months ended June 30, 2010 and 2009, the investment adviser earned $2,287 and $152 in base management fees, respectively. Management fees are paid on a quarterly basis in arrears. The Company paid $1,232 and $38 of base management fees during the six months ended June 30, 2010 and 2009, respectively.

The Company accrues for the capital gains incentive fee, which if earned, is paid by the Company annually. During the three months ended June 30, 2010, the Company reversed $386 in capital gain incentive fees accrued by the Company during the three months ended March 31, 2010, as a result of the unrealized losses incurred in the Company’s portfolio during the three months ended June 30, 2010. No such fees were accrued during the three or six months ended June 30, 2009. During the six months ended June 30, 2010, the Company paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended June 30, 2010 and 2009, the Company incurred administrative services charges of $175 and $56, respectively, attributable to

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

the investment adviser. During the six months ended June 30, 2010 and 2009, the Company incurred administrative services charges of $350 and $94, respectively, attributable to the investment adviser. The Company has paid FB Advisor $364 and $69, respectively, for the services incurred under this arrangement during the six months ended June 30, 2010 and 2009.

The Company’s investment adviser has also funded offering costs and other expenses in the amount of $461 and $140 for the six months ended June 30, 2010 and 2009, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and other expenses were charged to expense as incurred by the Company.

The dealer manager for the Company’s public offering is FS 2 Capital Partners, LLC, which is one of the Company’s affiliates. During the six months ended June 30, 2010 and 2009, FS2 Capital Partners, LLC retained $1,912 and $284, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was declared effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by the investment adviser have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $1,608 and $383 to its investment adviser during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company has paid total reimbursements of $3,026 to its investment adviser since exceeding the minimum offering requirement. The reimbursements are recorded as a reduction of capital.

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

Beginning on February 26, 2009, the Company’s affiliate and sponsor, Franklin Square Holdings, L.P. (“Franklin Square Holdings”), agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that its net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for its stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2010, the Company received no reimbursements from Franklin Square Holdings. During the three and six months ended June 30, 2009, the reimbursements from Franklin Square Holdings totaled $52 and $176, respectively. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s president and chief executive officer, Michael Forman, and its director, David Adelman.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2010 and 2009.

		Distribution
For the Three Months Ended	Payment Date	Per Share(1)	Amount
Fiscal 2009
March 31, 2009	March 31, 2009	$0.1529	$138
June 30, 2009	June 30, 2010	0.1601	395

Fiscal 2010
March 31, 2010	March 31, 2010	0.1860	2,443
June 30, 2010	June 30, 2010	0.1875	3,589

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 and 2010 as discussed below.

On July 22, 2010, the Company declared two semi-monthly cash distributions of $0.03125 each to stockholders of record on July 13, 2010 and July 29, 2010, respectively, which will be paid on September 30, 2010.

The Company may fund its cash distributions to stockholders from any source of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net Investment Income	4,290	71%	—	—
Capital Gains Proceeds from the Sale of Assets	1,742	29%	357	67%
Non-Capital Gains Proceeds from the Sale of Assets	—	—	—	—
Expense Reimbursement	—	—	176	33%

Total	$6,032	100%	$533	100%

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. The actual tax characteristics of distributions to shareholders will be reported to shareholders annually on a Form 1099-DIV.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $342,575 and $92,366 as of June 30, 2010 and December 31, 2009, respectively. The aggregate gross unrealized appreciation on a tax basis was $1,977 and $8,226 as of June 30, 2010 and December 31, 2009, respectively. The Company’s net investment income on a tax basis for the three months ended June 30, 2010 and 2009 was $3,155 and $152, respectively. The Company’s net investment income on a tax basis for the six months ended June 30, 2010 and 2009 was $4,290 and $155, respectively. The Company distributed all of its net investment income earned as of June 30, 2010 and 2009.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income for the three months ended June 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of the Company’s operations totaling $11 and $11, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., for which the Company accretes the discount for tax purposes but not for book purposes, totaling $31 and $3, respectively.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income for the six months ended June 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs totaling $22 and $22, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., totaling $62 and $3, respectively.

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

The weighted average shares used in the per share computations of net increase (decrease) in net assets resulting from operations and net asset value reflect these stock distributions on a retroactive basis.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)			December 31, 2009
			Percentage			Percentage
	Cost(1)	Fair Value	of Portfolio	Cost(1)	Fair Value	of Portfolio
Senior Secured Loans—First Lien	$218,580	$219,622	64%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	79,608	81,933	24%	41,351	45,521	45%
Senior Secured Bonds	21,622	20,601	6%	—	—	—
Mezzanine Debt/Other	22,654	22,396	6%	9,131	9,291	9%

	$342,464	$344,552	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loan securities that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2010, the Company had two such investments, both of which are fully funded.

The following table describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	(Unaudited)		December 31, 2009
		Percentage		Percentage
Industry Classification	Fair Value	of Portfolio	Fair Value	of Portfolio
Consumer Discretionary	$36,325	10.5%	$10,739	10.7%
Consumer Staples	26,308	7.6%	4,615	4.6%
Energy	44,718	13.0%	9,388	9.3%
Financials	17,591	5.1%	6,876	6.8%
Healthcare	14,174	4.1%	3,927	3.9%
Industrials	68,451	19.9%	10,943	10.9%
Information Technology	80,585	23.4%	32,030	31.8%
Materials	14,707	4.3%	5,762	5.7%
Telecommunication Services	30,096	8.7%	12,671	12.7%
Utilities	11,597	3.4%	3,641	3.6%

Total	$344,552	100.0%	$100,592	100.0%

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

As of June 30, 2010 and December 31, 2009, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2010 (Unaudited)	December 31, 2009
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	344,552	100,592

	$344,552	$100,592

The Company’s investments as of June 30, 2010 and December 31, 2009, consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued its collateralized loan and debt obligations and its mezzanine debt investments by obtaining the bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third party pricing service which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices received from the service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and its experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2010 and 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30,
	2010	2009
Fair value at beginning of period	$100,592	$—
Accretion of discount	2,027	73
Net realized gain	3,089	124
Net change in unrealized appreciation (depreciation)	(6,187)	155
Purchases	305,268	11,157
Paid-in-kind interest	82	—
Sales and redemptions	(60,319)	(1,590)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$344,552	$9,919

The amount of total gains and losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,800)	$155

Note 8. Share Repurchase Program

To provide its shareholders with limited liquidity, the Company conducts quarterly tender offers pursuant to its share repurchase program. The Company conducted its scheduled tender offers in March and June 2010, and the respective repurchases occurred in connection with the Company’s April 1, 2010 and July 1, 2010 closings. On April 1, 2010, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104. On July 1, 2010, 108,904 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $1,019.

Note 9. Revolving Credit Facility

On March 10, 2010, Deutsche Bank AG, New York Branch (“Deutsche Bank”) agreed to provide a $140,000 revolving credit facility (the “Facility”) to Broad Street, our wholly owned financing subsidiary. The Company transferred a portfolio of its debt securities with an estimated market value of $99,304 to Broad Street as a contribution to capital and retains a residual interest in the loans contributed through its ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

On July 13, 2010, in exchange for an amendment fee paid to Deutsche Bank, Broad Street and Deutsche Bank entered into an amendment to the Facility (the “First Facility Amendment”) to increase the maximum borrowing from $140,000 to $240,000 and to lower the overall borrowing cost thereunder from LIBOR + 2.50%

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 9. Revolving Credit Facility (continued)

to LIBOR + 2.23% per annum. No other material terms of the Facility changed in connection with the First Facility Amendment. In addition, in connection with the closing of the First Facility Amendment, the Company contributed additional loans with an estimated market value of $11,817 to Broad Street as collateral for the amended Facility.

As of June 30, 2010, $140,000 was outstanding under this Facility. The carrying amount of the amount outstanding under the Facility approximates its fair value. As of June 30, 2010, the Company incurred costs of $1,045 in connection with obtaining the Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet.

During the six months ended June 30, 2010, the pricing under the Facility was based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible loans owned by Broad Street, plus a spread of 2.50% per annum for the relevant period. The interest rate under the Facility was 3.00% on June 30, 2010. Interest is payable quarterly in arrears beginning August 20, 2010. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012. The Company recorded interest expense of $837 and $870 for the three and six months ended June 30, 2010, of which $130 and $161 related to the amortization of deferred financing costs, respectively.

Borrowings under the Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the Facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC (“GDFM”), the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company or GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

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

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 10. Broad Street Funding LLC

The financial statements of Broad Street are maintained separate from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the Facility and as such are not available to pay the debts of the Company. The following is the unaudited balance sheet of Broad Street as of June 30, 2010:

Assets
Investments, at fair value (cost—$282,151)	$282,284
Cash	2,972
Receivable for investments sold and repaid	18
Interest receivable	1,424
Deferred financing costs	884

Total assets	$287,582

Liabilities
Payable for investments purchased	$26,285
Credit facility payable	140,000
Due to FS Investment Corporation	673
Interest payable	709
Other accrued expenses	350

Total liabilities	168,017

Member’s equity	119,565

Total liabilities and member’s equity	$287,582

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2010 and for the year ended December 31, 2009.

	Six Months Ended June 30, 2010 (Unaudited)	Year Ended December 31, 2009
Per Share Data(1):
Net asset value, beginning of period	$9.10	$7.33
Results of operations(2)
Net investment income	0.26	0.48
Net realized and unrealized appreciation (depreciation) on investments and unrealized loss on foreign currency	(0.19)	2.08

Net increase in net assets resulting from operations	0.07	2.56

Stockholder distributions(3)
Distributions from net investment income	(0.27)	(0.46)
Distributions from net realized gain on investments	(0.11)	(0.21)

Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.67)

Capital share transactions
Issuance of common stock(4)	0.24	0.20
Offering costs(2)	(0.03)	(0.09)
Reimbursement to investment advisor(2)	(0.10)	(0.32)
Capital contributions of investment advisor(2)	0.03	0.09

Net increase (decrease) in net assets resulting from capital share transactions	0.14	(0.12)

Net asset value, end of period	$8.93	$9.10

Shares outstanding, end of period	21,760,988	10,241,544

Total return(5)	2.31%	33.37%

Ratio/Supplemental Data:
Net assets, end of period	$194,298	$93,197

Ratio of net investment income to average net assets(6)	2.87%	5.60%

Ratio of operating expenses to average net assets(6)	3.34%	6.53%
Ratio of expenses reimbursed to average net assets(6)	0.00%	(0.62%)

Ratio of total operating expenses to average net assets(6)	3.34%	5.91%

Portfolio turnover	33.94%	46.45%

(1)	The share information utilized to determine the per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.

FS Investment Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 11. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in our continuous offering.
(5)	The 2010 total return was calculated by taking the net asset value per share as of June 30, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008.
(6)	Average monthly net assets are used for this calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share information)

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

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Our portfolio is comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, long-term subordinated loans, referred to as mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio.

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

Economic activity continues to be somewhat subdued as unemployment rates remain high. Despite this, capital has steadily flowed into the financial markets since the nadir of the credit crisis, as general risk aversion has subsided. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly throughout most of 2009 and 2010. However, credit spreads remain above historical averages, particularly in the loan and high yield bond markets. The improving economic and market conditions, which have driven these declines in credit spreads, may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

In the second quarter of 2010, we witnessed just such a reversal as renewed market volatility led to a sharp sell-off in both equities and credit. Broad-based selling of risk assets was driven by wavering investor confidence in virtually all major global institutions – sovereign, financial and corporate. Specific issues, such as a heightened awareness of unsustainable sovereign debt levels, particularly in Southern Europe, the Gulf of Mexico oil spill, and weaker than expected job creation, all weighed on the equity and credit markets. The reversal in credit spreads appeared to be temporary, however, as credit markets improved in July and early August, retracing much of their losses from the second quarter.

Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility to Broad Street, our wholly owned financing subsidiary. On July 13, 2010, Broad Street and Deutsche Bank entered into an amendment to the Facility to increase the maximum borrowing from $140,000 to $240,000 and to lower the overall borrowing costs thereunder from LIBOR + 2.50% to LIBOR + 2.23% per annum. No other material terms of the Facility changed in connection with the amendment. We have transferred certain of our debt securities to Broad Street as a contribution to capital and retain a residual interest in the loans contributed through our ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. See “—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Facility.

Portfolio Investment Activity For The Six Months Ended June 30, 2010 and 2009

During the six months ended June 30, 2010, we invested $305,268 in 71 portfolio companies. During the same period we sold our positions totaling $28,830 in 14 portfolio companies and received principal repayments of $31,489. During the six months ended June 30, 2009, we invested $31,168 in 38 portfolio companies. During the same period we sold our positions totaling $4,235 in eight portfolio companies and received principal repayments of $489. As of June 30, 2010 and December 31, 2009, our investment portfolio consisted of interests in 84 and 50 portfolio companies for a total fair value of $344,552 and $100,592, respectively. The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	(Unaudited)			December 31, 2009
			Percentage			Percentage
	Cost (1)	Fair Value	of Portfolio	Cost (1)	Fair Value	of Portfolio
Senior Secured Loans—First Lien	$218,580	$219,622	64%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	79,608	81,933	24%	41,351	45,521	45%
Senior Secured Bonds	21,622	20,601	6%	—	—	—
Mezzanine Debt/Other	22,654	22,396	6%	9,131	9,291	9%

	$342,464	$344,552	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

As of June 30, 2010, the portfolio companies that comprise our portfolio had an average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $285.2 million. The investments in our portfolio were purchased at an average price of 92.5% of par value. The weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 9.2% based upon the purchase price of our investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loan securities that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2010, we had two such investments, both of which are fully funded.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	(Unaudited)		December 31, 2009
		Percentage		Percentage
Industry Classification	Fair Value	of Portfolio	Fair Value	of Portfolio
Consumer Discretionary	$36,325	10.5%	$10,739	10.7%
Consumer Staples	26,308	7.6%	4,615	4.6%
Energy	44,718	13.0%	9,388	9.3%
Financials	17,591	5.1%	6,876	6.8%
Healthcare	14,174	4.1%	3,927	3.9%
Industrials	68,451	19.9%	10,943	10.9%
Information Technology	80,585	23.4%	32,030	31.8%
Materials	14,707	4.3%	5,762	5.7%
Telecommunication Services	30,096	8.7%	12,671	12.7%
Utilities	11,597	3.4%	3,641	3.6%

Total	$344,552	100.0%	$100,592	100.0%

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	(Unaudited)		December 31, 2009
	Investments at	Percentage	Investments at	Percentage
Investment Rating	Fair Value	of Portfolio	Fair Value	of Portfolio
1	$2,816	1%	$—	—
2	338,848	98%	98,848	98%
3	2,888	1%	—	—
4	—	—	1,744	2%
5	—	—	—	—

	$344,552	100%	$100,592	100%

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

Comparison of the three months ended June 30, 2010 and June 30, 2009

Revenues

We generated investment income of $6,060 and $570 for the three months ended June 30, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, mezzanine debt, collateralized loan and debt obligations and corporate bonds in our portfolio. Such revenues represent $4,939 and $305 of cash interest earned as well as $1,121 and $265 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2010 and 2009, respectively. We did not earn any PIK interest income during the corresponding period of 2009. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

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

Our total operating expenses were $2,925 and $462 for the three months ended June 30, 2010 and 2009, respectively. Our operating expenses include base management fees attributed to FB Advisor of $1,492 and $114 for the three months ended June 30, 2010 and 2009, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $175 and $56 for the three months ended June 30, 2010 and 2009, respectively. FB Advisor is eligible to receive incentive fees based on performance. We have reversed $386 in incentive fees accrued during the three months ended March 31, 2010, as a result of the unrealized losses incurred in our portfolio during the three months ended June 30, 2010. We did not accrue incentive fee expenses during the comparable period of 2009 because, given the market conditions at the time, it was not known with sufficient certainty whether the payment of such fees was likely at year-end due to potential adverse changes in unrealized appreciation in our portfolio. We recorded interest expense of $837 for the three months ended June 30, 2010, in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us totaled $176 and $66 for the three months ended June 30, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $193 and $44 for the three months ended June 30, 2010 and 2009, respectively.

Our other general and administrative expenses totaled $438 and $182 for the three months ended June 30, 2010 and 2009, respectively, and consisted of the following:

	Three months ended June 30,
	2010	2009
Expenses associated with our independent audit	$75	$19
Compensation of our chief financial officer and our chief compliance officer	39	43
Legal fees	115	60
Printing fees	107	29
Fees paid to our independent directors	45	—
Other	57	31

Total	$438	$182

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

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the three months ended June 30, 2010 and 2009, the ratio of our operating expenses to our average net assets was 1.7% and 2.4%, respectively. We expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended June 30, 2010, we received no reimbursements from Franklin Square Holdings. During the three months ended June 30, 2009, reimbursements from Franklin Square Holdings totaled $52. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $3,135 ($0.16 per share) and $160 ($0.07 per share) for the three months ended June 30, 2010 and 2009, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $12,123 and $13,852, respectively, during the three months ended June 30, 2010, from which we realized net gains of $1,100. During June 2010, we sold a position in ATP Oil & Gas Corporation and realized a loss of $838. We sold investments and received principal repayments of $2,841 and $328, respectively, during the three months ended June 30, 2009, from which we realized net gains of $235. The principal repayments we received were at par value during the three months ended June 30, 2010 and 2009.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Loss on Foreign Currency

For the three months ended June 30, 2010, the net change in unrealized depreciation on investments totaled $7,867 and the net change in unrealized loss on foreign currency totaled $85. For the three months ended June 30, 2009, the net change in unrealized appreciation on investments totaled $2,017. We did not hold any investment denominated in a foreign currency during the three months ended June 30, 2009. The unrealized depreciation on our investments during the three months ended June 30, 2010 was primarily driven by a general increase in risk premiums for credit assets as a result of developments in the European sovereign debt markets and an increased level of uncertainty surrounding the global economic recovery. The increase in unrealized appreciation for the three months ended June 30, 2009 was due primarily to general increases in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2010, the net decrease in net assets resulting from operations was $3,717 ($0.19 per share) compared to a net increase in net assets resulting from operations of $2,412 ($0.98 per share) during the corresponding period in 2009.

Comparison of the six months ended June 30, 2010 and June 30, 2009

Revenues

We generated investment income of $9,194 and $728 for the six months ended June 30, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, mezzanine debt, collateralized loan and debt obligations and corporate bonds in our portfolio. Such revenues represent $7,082 and $390 of cash interest earned as well as $2,112 and $338 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2010 and 2009, respectively. We did not earn any PIK interest income during the corresponding period of 2009. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $4,944 and $730 for the six months ended June 30, 2010 and 2009, respectively. Our operating expenses include base management fees attributed to FB Advisor of $2,287 and $152 for the six months ended June 30, 2010 and 2009, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $350 and $94 for the six months ended June 30, 2010 and 2009, respectively. FB Advisor is eligible to receive incentive fees based on performance. No such incentive fees were accrued for the six months ended June 30, 2010 and 2009 since it was not known with sufficient certainty whether the payment of such fees was likely at year-end. We recorded interest expense of $870 for the six months ended June 30, 2010, in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us totaled $331 and $113 for the six months ended June 30, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $372 and $74 for the six months ended June 30, 2010 and 2009, respectively.

Our other general and administrative expenses totaled $734 and $297 for the six months ended June 30, 2010 and 2009, respectively, and consisted of the following:

	Six months ended June 30,
	2010	2009
Expenses associated with our independent audit	$155	$67
Compensation of our chief financial officer and our chief compliance officer	77	77
Legal fees	189	65
Printing fees	109	35
Fees paid to our independent directors	91	—
Other	113	53

Total	$734	$297

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

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the six months ended June 30, 2010 and 2009, the ratio of our operating expenses to our average net assets was 3.3% and 5.7%, respectively. We expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the six months ended June 30, 2010, we received no reimbursements from Franklin Square Holdings. During the six months ended June 30, 2009, reimbursements from Franklin Square Holdings totaled $176. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $4,250 ($0.26 per share) and $174 ($0.10 per share) for the six months ended June 30, 2010 and 2009, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $28,830 and $31,489, respectively, during the six months ended June 30, 2010, from which we realized net gains of $3,089. During January 2010, we sold our position in American Safety Razor and realized a loss of $307. During June 2010, we sold a position in ATP Oil & Gas Corporation and realized a loss of $838. We sold investments and received principal repayments of $4,235 and $489, respectively, during the six months ended June 30, 2009, from which we realized net gains of $359. The principal repayments we received were at par value during the six months ended June 30, 2010 and 2009.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Loss on Foreign Currency

For the six months ended June 30, 2010, the net change in unrealized depreciation on investments totaled $6,091 and the net change in unrealized loss on foreign currency totaled $96. For the six months ended June 30, 2009, the net change in unrealized appreciation on investments totaled $2,172. We did not hold any investment denominated in a foreign currency during the six months ended June 30, 2009. The unrealized depreciation on our investments during the six months ended June 30, 2010 was primarily driven by a general increase in risk premiums for credit assets during the 2nd quarter as a result of developments in the European sovereign debt markets and an increased level of uncertainty surrounding the global economic recovery. The increase in unrealized appreciation for the six months ended June 30, 2009 was due primarily to general increases in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2010, the net increase in net assets resulting from operations was $1,152 ($0.07 per share) compared to a net increase in net assets resulting from operations of $2,705 ($1.61 per share) during the corresponding period in 2009.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2010, we sold 11,530,586 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $119,107. The gross proceeds received during the six months ended June 30, 2010, include reinvested stockholder distributions of $1,527. During the six months ended June 30, 2010, we also incurred offering costs of $461 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. FB Advisor funded these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par in our consolidated financial statement and the other expenses were charged to expense as incurred. The sales commissions and dealer manager fees related to the sale of our common stock were $11,414 for the six months ended June 30, 2010. These sales commissions and fees include $1,912 retained by the dealer manager, FS2 Capital Partners, LLC, which is one of our affiliates. As of August 13, 2010, we have sold 24,764,034 shares of our common stock for gross proceeds of $244,918 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $245,918 to date.

The following table summarizes the sales of common stock on a monthly basis since December 31, 2009:

	Shares	Average Price	Gross
For the Month Ended	Sold	per Share	Proceeds
January 31, 2010	1,364,245	$10.10	$13,783
February 28, 2010	1,588,127	10.34	16,422
March 31, 2010	1,379,308	10.38	14,319
April 30, 2010	2,786,257	10.35	28,847
May 31 ,2010	2,420,274	10.36	25,066
June 30, 2010	1,992,375	10.37	20,670
July 31, 2010	2,040,140	10.32	21,062
August 31, 2010 (through August 13, 2010)	1,088,017	10.37	11,285

	14,658,743	10.33	$151,454

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

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

As of June 30, 2010, we had $41,962 in cash, which we have invested in interest bearing money market accounts.

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

To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. We conducted our scheduled tender offers in March and June 2010, and the respective repurchases occurred in connection with our April 1, 2010 and July 1, 2010 closings. On April 1, 2010, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104. On July 1, 2010, 108,904 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $1,019.

Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility (the “Facility”) to Broad Street, our wholly owned financing subsidiary. We transferred a portfolio of our debt securities with an estimated market value of $99,304 to Broad Street as a contribution to capital and retain a residual interest in the loans contributed through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. As of June 30, 2010, $140,000 was outstanding under this Facility.

On July 13, 2010, in exchange for an amendment fee paid to Deutsche Bank, Broad Street and Deutsche Bank entered into an amendment to the Facility (the “First Facility Amendment”) to increase the maximum borrowing from $140,000 to $240,000 and to lower the overall borrowing cost thereunder from LIBOR + 2.50% to LIBOR + 2.23% per annum. No other material terms of the Facility changed in connection with the First Facility Amendment. In addition, in connection with the closing of the First Facility Amendment, we contributed additional loans with an estimated market value of $11,817 to Broad Street as collateral for the amended Facility.

During the six months ended June 30, 2010, pricing under the Facility was based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible loans owned by Broad Street, plus a spread of 2.50% per annum for the relevant period. Interest is payable quarterly in arrears commencing August 20, 2010. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

Borrowings under the Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the Facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC (“GDFM”), the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us or GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

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

We declared our first distribution to public stockholders on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on a monthly or quarterly basis. While we have historically paid distributions on a quarterly basis and intend to continue to do so for distributions declared in the third quarter of 2010, commencing in the fourth quarter of 2010, subject to the board of directors’ discretion and applicable legal restrictions, we intend to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2010 and 2009.

		Distribution
For the Three Months Ended	Payment Date	Per Share(1)	Amount
Fiscal 2009
March 31, 2009	March 31, 2009	$0.1529	$138
June 30, 2009	June 30, 2010	0.1601	395

Fiscal 2010
March 31, 2010	March 31, 2010	0.1860	2,443
June 30, 2010	June 30, 2010	0.1875	3,589

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 and 2010 as discussed below.

On July 22, 2010, we declared two semi-monthly cash distributions of $0.03125 each to stockholders of record on July 13, 2010 and July 29, 2010, respectively, which will be paid on September 30, 2010.

We may fund our cash distributions to stockholders from any source of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that we have paid on our common stock during the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net Investment Income	4,290	71%	—	—
Capital Gains Proceeds from the Sale of Assets	1,742	29%	357	67%
Non-Capital Gains Proceeds from the Sale of Assets	—	—	—	—
Expense Reimbursement	—	—	176	33%

Total	$6,032	100%	$533	100%

The following table reflects the stock distributions per share that we declared on our common stock to date.

Date Declared	Record Date	Payment Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710

Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

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

The aggregate cost of our investments for federal income tax purposes totaled $342,575 and $92,366 as of June 30, 2010 and December 31, 2009, respectively. The aggregate gross unrealized appreciation on a tax basis was $1,977 and $8,226 as of June 30, 2010 and December 31, 2009, respectively. Our net investment income on a tax basis for the three months ended June 30, 2010 and 2009 was $3,155 and $152, respectively. Our net investment income on a tax basis for the six months ended June 30, 2010 and 2009 was $4,290 and $155, respectively. We distributed all of our net investment income earned as of June 30, 2010 and 2009.

The difference between our GAAP-basis net investment income and our tax-basis net investment income for the three months ended June 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of our operations totaling $11 and $11, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., for which we accrete the discount for tax purposes but not for book purposes, totaling $31 and $3, respectively.

The difference between our GAAP-basis net investment income and our tax-basis net investment income for the six months ended June 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs totaling $22 and $22, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., totaling $62 and $3, respectively.

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

The fair value of our investments at June 30, 2010 was determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of June 30, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. We valued our collateralized loan and debt obligations and our mezzanine debt investments by obtaining the bid and ask prices from independent dealers. We valued all of our other investments, including our senior secured bond investments, by using an independent third party pricing service which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. We periodically benchmark the bid and ask prices received from the service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy.

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

Contractual Obligations

We have entered into a contract with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2010 and 2009, we incurred approximately $1,492 and $114, respectively, in base management fees and $175 and $56, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2010 and 2009, we incurred approximately $2,287 and $152, respectively, in base management fees and $350 and $94, respectively, in administrative services expenses under the investment advisory and administrative services agreement. Additionally, FB Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2010, we reversed $386 in incentive fees accrued during the three months ended March 31, 2010 as a result of the unrealized losses incurred in our portfolio during the three months ended June 30, 2010. We did not accrue incentive fee expenses during the comparable period of 2009 because, given the market conditions at the time, it was not known with sufficient certainty whether the payment of such fees was likely at year-end due to potential adverse changes in unrealized appreciation in our portfolio.

As of June 30, 2010, $140,000 is outstanding under the revolving credit facility between Broad Street and Deutsche Bank. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, we adopted this guidance during 2010, and such adoption did not have a significant impact on our consolidated financial statements or disclosures. We are currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on our consolidated financial statement disclosures when adopted.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. During the three months ended June 30, 2010 and 2009, FB Advisor earned $1,492 and $114 in base management fees, respectively. During the six months ended June 30, 2010 and 2009, FB Advisor earned $2,287 and $152 in base management fees, respectively. Management fees are paid on a quarterly basis in arrears. We paid $1,232 and $38 of these fees during the six months ended June 30, 2010 and 2009, respectively.

We accrue for the capital gains incentive fee, which if earned, is paid annually. During the three months ended June 30, 2010 we reversed $386 in incentive fees accrued during the three months ended March 31, 2010, as a result of the unrealized losses incurred in our portfolio during the three months ended June 30, 2010. We did not accrue incentive fee expenses during the comparable period of 2009 because, given the market conditions at the time, it was not known with sufficient certainty whether the payment of such fees was likely at year-end due to potential adverse changes in unrealized appreciation in our portfolio. During the six months ended June 30, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended June 30, 2010 and 2009, we incurred administrative services charges of $175 and $56, respectively, attributable to FB Advisor. During the six months ended June 30, 2010 and 2009, we incurred administrative services charges of $350 and $94, respectively, attributable to FB Advisor. We have paid FB Advisor $364 and $69, respectively, for the services incurred under this arrangement during the six months ended June 30, 2010 and 2009.

FB Advisor has funded offering costs and other expenses in the amount of $461 and $140 for the six months ended June 30, 2010 and 2009, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the other expenses were charged to expense as incurred.

The dealer manager for our public offering is FS2 Capital Partners, LLC, which is one of our affiliates. During the six months ended June 30, 2010 and 2009, FS2 Capital Partners, LLC retained $1,912 and $284, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our Registration Statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2.5 million (the “minimum offering requirement”), FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $1,608 and $383 to FB Advisor during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we have paid total reimbursements of $3,026 to FB Advisor since exceeding the minimum offering requirement. The reimbursements are recorded as a reduction of capital.

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

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2010, we received no reimbursements from Franklin Square Holdings. During the three and six months ended June 30, 2009, the reimbursements from Franklin Square Holdings totaled $52 and $176, respectively. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our president and chief executive officer, Michael Forman, and our director, David Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2010, all but 6 of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

On March 10, 2010, Deutsche Bank agreed to provide a $140,000,000 revolving credit facility to Broad Street, our wholly owned financing subsidiary. On July 13, 2010, in exchange for an amendment fee paid to Deutsche Bank, Broad Street and Deutsche Bank entered into an amendment to the facility to increase the maximum borrowing from $140,000,000 to $240,000,000. Pursuant to the terms of the facility, Broad Street borrows at a floating rate based on LIBOR. We expect any future credit facilities that we or any subsidiary may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

PART II—OTHER INFORMATION

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

Other than as discussed below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we issued 92,187 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus on Form 497 (File No. 333-149374) filed on September 18, 2008.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.6	Form of Escrow Agreement by and between the Company and UMB Bank, N.A.. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Credit Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.8	Asset Contribution Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.9	Investment Management Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.11	First Amendment to Credit Agreement and to Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of July 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.12	First Amendment to Asset Contribution Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated as of July 13, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2010.

FS INVESTMENT CORPORATION

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHARLES M. JACOBSON
Charles M. Jacobson Chief Financial Officer (Principal Financial and Accounting Officer)