Form 10-Q
period 2010-09-30
FS Investment CORP
filed 2010-11-15
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 33,682,455 shares of Common Stock outstanding as of November 12, 2010.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Investments, at fair value (amortized cost—$470,796 and $92,317, respectively)	$480,879	$100,592
Cash	35,957	9,035
Receivable for investments sold and repaid	15,276	15
Interest receivable	3,460	402
Deferred financing costs	1,002	14
Prepaid expenses and other assets	11	10

Total assets	$536,585	$110,068

Liabilities
Payable for investments purchased	$68,745	$15,366
Credit facility payable	197,267	—
Stockholder distributions payable	4,764	616
Management fees payable	2,316	437
Capital gains incentive fee payable	373	173
Administrative services fees payable	235	96
Interest payable	682	—
Other accrued expenses and liabilities	322	183

Total liabilities	274,704	16,871

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 28,238,984 and 10,241,544 shares issued and outstanding, respectively(1)	28	10
Capital in excess of par value	251,969	85,508
Accumulated undistributed net realized gains on investments	513	53
Accumulated undistributed loss	(712)	(649)
Net unrealized appreciation on investments and loss on foreign currency	10,083	8,275

Total stockholders’ equity	261,881	93,197

Total liabilities and stockholders’ equity	$536,585	$110,068

Net asset value per common share at period end	$9.27	$9.10

(1)	As discussed in Note 5, the outstanding shares and net asset value per common share reflect stock distributions issued by the Company on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income
Interest income	$8,678	$1,353	$17,872	$2,081

Operating expenses
Management fees	2,318	240	4,605	392
Capital gains incentive fees	373	136	373	136
Administrative services expenses	285	78	635	172
Stock transfer agent fees	226	78	598	152
Accounting and administrative fees	105	105	436	218
Interest expense	1,343	—	2,213	—
Other general and administrative expenses	469	148	1,203	445

Total expenses	5,119	785	10,063	1,515
Less: Expense reimbursement from sponsor (Note 4)	—	(64)	—	(240)

Net expenses	5,119	721	10,063	1,275

Net investment income	3,559	632	7,809	806

Realized and unrealized gain
Net realized gain on investments	294	319	3,383	678
Net change in unrealized appreciation on investments	7,902	4,331	1,811	6,503
Net change in unrealized gain (loss) on foreign currency	93	—	(3)	—

Total net realized and unrealized gain on investments	8,289	4,650	5,191	7,181

Net increase in net assets resulting from operations	$11,848	$5,282	$13,000	$7,987

Per share information—basic and diluted
Net increase in net assets resulting from operations	$0.47	$0.99	$0.67	$2.74

Weighted average shares outstanding(1)	25,426,504	5,337,073	19,287,292	2,913,447

(1)	As discussed in Note 5, the weighted average shares used in the per share computation of the net increase in net assets resulting from operations reflect stock distributions issued by the Company on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operations
Net investment income	$7,809	$806
Net realized gain on investments	3,383	678
Net change in unrealized appreciation on investments	1,811	6,503
Net change in unrealized loss on foreign currency	(3)	—

Net increase in net assets resulting from operations	13,000	7,987

Stockholder distributions
Distributions from net investment income	(7,872)	(806)
Distributions from net realized gain on investments	(2,923)	(678)

Net decrease in net assets resulting from stockholder distributions	(10,795)	(1,484)

Capital share transactions
Issuance of common stock	166,456	52,725
Reinvestment of stockholder distributions	2,967	166
Repurchases of common stock	(1,123)	—
Offering costs	(629)	(310)
Reimbursement of investment advisor (Note 4)	(1,678)	(883)
Capital contributions of investment advisor	486	328

Net increase in net assets resulting from capital share transactions	166,479	52,026

Total increase in net assets	168,684	58,529
Net assets at beginning of period	93,197	999

Net assets at end of period	$261,881	$59,528

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,000	$7,987
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(501,690)	(53,644)
Payment-in-kind interest	(103)	—
Proceeds from sales and repayments of investments	130,063	7,192
Net change in unrealized appreciation on investments	(1,811)	(6,503)
Net change in unrealized loss on foreign currency	3	—
Net realized gain on investments	(3,383)	(678)
Accretion of discount	(3,366)	(928)
Amortization of deferred financing costs	331	—
Increase in interest receivable	(3,058)	(291)
Increase in prepaid expenses and other assets	(1)	(24)
Increase in payable for investments purchased	53,379	3,817
Increase in receivable for investments sold and repaid	(15,261)	(163)
Increase in management fees payable	1,879	241
Increase in capital gains incentive fee payable	200	136
Increase in interest payable	682	—
Increase in administrative services fees payable	139	58
Increase in reimbursement from sponsor	—	(64)
Increase in other accrued expenses and liabilities	139	112

Net cash used in operating activities	(328,858)	(42,752)

Cash flows from financing activities
Issuance of common stock	166,456	52,725
Reinvestment of stockholder distributions	2,967	166
Repurchases of common stock	(1,123)	—
Offering costs	(629)	(310)
Payments to investment advisor for offering and organization costs (Note 4)	(1,678)	(883)
Capital contributions of investment advisor	486	328
Stockholder distributions	(6,647)	(532)
Borrowings under credit facility	197,267	—
Deferred financing costs paid	(1,319)	—

Net cash provided by financing activities	355,780	51,494

Total increase in cash	26,922	8,742
Cash at beginning of period	9,035	1,000

Cash at end of period	$35,957	$9,742

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—116.8%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$6,041	$5,723	$6,010
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/29/16(d)(e)	Consumer Staples	4,924	4,826	4,874
Airvana Network Solutions Inc., L+900, 2.0% LIBOR Floor, 8/27/14(e)	Telecommunication Services	2,717	2,703	2,696
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)(e)	Industrials	7,382	7,272	7,414
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	949	783	882
Anchor Glass Container Corp., L+400, 2.0% LIBOR Floor, 3/1/16(d)	Industrials	3,416	3,385	3,422
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	6,321	6,253	6,226
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,990	1,971	1,989
Avaya Inc., L+275, 10/24/14(d)	Information Technology	6,951	6,183	6,184
Calumet Lubricants Co., LP, L+400, 1/3/15(d)	Energy	2,825	2,625	2,645
Canwest LP, L+700, 2.0% LIBOR Floor, 7/23/16(d)	Consumer Discretionary	6,606	6,504	6,630
Caritor, Inc. (Keane Inc.), L+225, 6/4/13(d)	Information Technology	1,962	1,632	1,782
CDW Corp., L+400, 10/10/14(d)	Information Technology	7,967	7,049	7,365
Cedar Fair, LP, L+400, 1.5% LIBOR Floor, 12/15/16(d)	Consumer Discretionary	2,993	2,963	3,021
Ceridian Corp., L+300, 11/9/14(d)	Industrials	5,956	5,386	5,366
Cincinnati Bell Inc., L+500, 1.5% LIBOR Floor, 6/10/17(d)	Telecommunication Services	6,970	6,801	7,031
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)	Energy	6,983	6,892	7,131
Clopay Ames True Temper Holding Corp., L+600, 1.8% LIBOR Floor, 9/30/16(d)(e)	Consumer Discretionary	4,167	4,083	4,190
Columbian Chemicals Co., L+600, 3/16/13	Materials	1,198	883	1,186
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14(d)	Telecommunication Services	1,947	1,642	1,640
Corel Corp., L+400, 5/2/12	Information Technology	1,434	1,292	1,342
Cumulus Media Inc., L+375, 6/11/14(d)(e)	Telecommunication Services	3,642	3,345	3,300
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	3,000	2,975	2,985
Edwards Ltd., L+200, 5/31/14(d)	Industrials	1,935	1,357	1,762
Fairmount Minerals, Ltd., L+450, 1.8% LIBOR Floor, 8/5/16(d)	Industrials	4,800	4,729	4,835
First Data Corp., L+275, 9/24/14(d)	Information Technology	7,621	6,561	6,721
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	4,500	4,410	4,523
Freescale Semiconductor, Inc., L+425, 12/1/16(d)	Industrials	5,962	5,701	5,457
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15(d)(e)	Financials	4,466	4,295	4,427
Harland Clarke Holdings Corp., L+250, 6/30/14(d)	Industrials	6,454	5,325	5,674
Infogroup, Inc., L+450, 1.8% LIBOR Floor, 7/1/16(d)	Consumer Discretionary	4,658	4,571	4,674
Interactive Data Corp., L+500, 1.8% LIBOR Floor, 1/29/17(d)(e)	Financials	6,733	6,665	6,821
Intergraph Corp., L+400, 2.0% LIBOR Floor, 5/29/14(d)	Information Technology	4,500	4,461	4,507
Intralinks, Inc., L+450, 1.5% LIBOR Floor, 6/15/14	Information Technology	1,455	1,154	1,422
KIK Custom Products Inc., L+225, 2.0% LIBOR Floor, 5/31/14(d)	Consumer Staples	4,962	4,366	4,198
Knology, Inc., L+400, 1.5% LIBOR Floor, 10/15/16(d)(e)	Consumer Discretionary	1,950	1,931	1,955
LyondellBasell Industries NV, L+400, 1.5% LIBOR Floor, 4/30/16(d)	Materials	1,357	1,344	1,370
Michael Foods Group, Inc., L+450, 1.8% LIBOR Floor, 6/29/16(d)	Consumer Staples	2,562	2,513	2,587
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	884	647	778
Nalco Co., L+300, 1.5% LIBOR Floor, 11/1/17(d)(e)	Industrials	1,827	1,818	1,840
National Processing Co. Group, Inc., L+500, 2.5% LIBOR Floor, 9/29/13(d)	Information Technology	1,177	1,129	1,168
NBTY, Inc, L+450, 1.8% LIBOR Floor, 10/1/17(d)(e)	Consumer Staples	2,212	2,190	2,236
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	6,313	6,036	5,985
New Development Holdings, LLC (Calpine), L+550, 1.5% LIBOR Floor, 7/3/17(d)	Utilities	5,616	5,540	5,711
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,975	5,217	5,496
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,246	6,212	6,332
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	4,579	4,549	4,590
RepconStrickland, Inc., L+525, 3.3% LIBOR Floor, 2/19/13	Energy	4,686	4,247	4,054
Revlon Consumer Products Corp., L+400, 2.0% LIBOR Floor, 3/11/15(d)	Consumer Discretionary	6,373	6,273	6,358
Reynolds & Reynolds Co., L+350, 1.8% LIBOR Floor, 4/21/17(d)	Information Technology	5,154	5,117	5,167
Reynolds Group Holdings Inc., L+441, 1.8% LIBOR Floor, 5/5/16(d)(e)	Industrials	6,979	6,949	7,022
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	3,467	3,429	3,452
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)	Information Technology	7,400	7,241	7,444
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12(d)	Energy	6,752	6,679	6,807
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	7,948	7,819	7,888
Sitel, LLC, L+550, 1/30/14(d)	Telecommunication Services	3,966	3,683	3,624
Smurfit-Stone Container Enterprises, Inc., L+475, 2.0% LIBOR Floor, 2/10/16	Industrials	6,983	6,920	7,032
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)	Information Technology	6,967	6,976	7,026
Styron Sarl, L+575, 1.8% LIBOR Floor, 6/14/16(d)	Materials	6,998	6,897	7,110
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	7,022	7,031	7,081
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	9,408	7,659	7,330
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(e)	Telecommunication Services	1,333	1,333	1,340
Toys“R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	3,750	3,695	3,760
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14	Energy	6,983	6,785	7,009
Univar Inc., L+300, 10/11/14(d)	Materials	2,658	2,642	2,641
Universal Health Services, Inc., L+400, 1.5% LIBOR Floor, 7/28/16(e)	Healthcare	5,000	4,927	5,035
Vertafore, Inc., L+500, 1.8% LIBOR Floor, 7/29/16(d)	Information Technology	6,927	6,841	6,956
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	539	244	449
West Corp., L+500, 3.5% LIBOR Floor, 10/24/13	Telecommunication Services	490	447	491
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	700	487

Total Senior Secured Loans—First Lien			300,426	305,943

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—40.4%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(e)	Consumer Staples	$5,000	$4,860	$4,891
Advantage Sales & Marketing Inc., L+700, 1.5% LIBOR Floor, 5/5/17(d)	Industrials	7,000	6,950	7,000
Allen Systems Group, Inc., L+800, 3.0% LIBOR Floor, 2.0% PIK, 4/19/14(d)	Information Technology	4,076	3,896	4,066
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16	Healthcare	10,000	9,703	9,800
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,651	1,708
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,305	4,367
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,305	2,543
Carestream Health, Inc., L+525, 10/30/13(d)	Healthcare	3,000	2,835	2,831
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	250	197	191
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,911	5,017
Dresser, Inc., L+575, 5/4/15(d)	Energy	8,405	7,457	8,151
Edwards Ltd., L+575, 11/30/14(d)	Industrials	2,305	2,047	2,060
FR Brand Acquisition Corp., L+629, 2/7/15(d)	Industrials	7,000	5,980	6,139
Harrington Holdings, Inc., L+600, 7/11/14	Healthcare	1,000	725	995
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph Corp., L+825, 2.0% LIBOR Floor, 11/28/14(d)	Information Technology	3,000	2,893	3,006
Kronos Inc., L+575, 6/11/15(d)	Industrials	1,000	950	945
Lincoln Industrial Corp., L+575, 1/9/15(d)	Industrials	2,000	1,837	1,833
McKechnie Aerospace Holdings, Inc., L+500, 5/11/15(d)	Industrials	3,499	3,246	3,469
National Processing Co. Group, Inc., L+875, 2.0% LIBOR Floor, 9/29/14	Information Technology	5,000	4,617	4,567
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	6,500	6,539	6,628
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	500
Sirius Computer Solutions, Inc., L+600, 5/30/13	Information Technology	5,000	4,277	4,700
TPF Generation Holdings (Tenaska Power Fund), LLC, L+425, 12/15/14(d)	Energy	7,170	6,438	6,547
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	7,000	6,979	7,032
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(e)	Materials	3,000	2,858	2,855

Total Senior Secured Loans—Second Lien			102,956	105,861

Senior Secured Bonds—7.9%
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,231	4,451
Logan’s Roadhouse, Inc., 10.8%, 10/15/17(e)	Consumer Discretionary	4,000	4,000	4,109
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,970	5,213
Paetec Holding Corp., 8.9%, 6/30/17(d)	Telecommunication Services	6,680	6,835	6,981

Total Senior Secured Bonds			20,036	20,754

Mezzanine Debt/Other—18.5%
Apidos CDO IV Class E, L+360, 10/27/18	Financials	2,000	1,034	1,040
Ares 2007 CLO 11A Class E, L+600, 10/11/21(e)	Financials	4,775	3,008	2,949
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,140
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,905	7,680
Base CLO I Class E, EURIBOR+500, 10/17/19	Financials	€1,500	946	1,085
Blue Mountain CLO III Class E, L+355, 3/17/21	Financials	$2,000	856	958
Cedar Fair, LP, 9.1%, 8/1/18(d)	Consumer Discretionary	2,000	1,973	2,105
Hughes Network Systems, LLC, 9.5%, 4/15/14	Telecommunication Services	2,000	2,077	2,070
Lightpoint CLO 2006 V Class D, L+365, 8/5/19	Financials	6,500	2,963	3,185
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(e)	Financials	4,000	2,160	2,160
Mediacom Broadband LLC, 8.5%, 10/15/15	Consumer Discretionary	2,000	2,030	2,078
Michael Foods Group, Inc., 9.8%, 7/15/18(d)	Consumer Staples	1,100	1,100	1,173
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,865	6,909
NBTY Inc., 9.0%, 10/1/18(e)	Consumer Staples	4,700	4,700	4,935
Stallion Oilfield Services Ltd., 10.5%, 2/15/15	Energy	4,000	4,073	4,100
Windstream Corp., 8.1%, 9/1/18(d)	Telecommunication Services	1,700	1,688	1,754

Total Mezzanine Debt/Other			47,378	48,321

TOTAL INVESTMENTS—183.6%			$470,796	480,879

LIABILITIES IN EXCESS OF OTHER ASSETS—(83.6%)				(218,998)

NET ASSETS—100.0%				$261,881

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s Board of Directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 9 and 10).

(e)	Position or portion thereof unsettled as of September 30, 2010.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2009

(in thousands)

Portfolio Company(a)	Industry	Principal Amount	Amortized Cost	Fair Value(b)
Senior Secured Loans—First Lien—49.1%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$3,079	$2,733	$2,987
AmWINS Group, Inc., L+250, 6/8/13	Financials	975	762	829
Apptis (DE), Inc., L+325, 12/20/12	Information Technology	879	684	835
CamelBak Products, Prime+475, 8/4/11	Consumer Discretionary	1,966	1,817	1,857
Caritor, Inc. (Keane Inc.), L+225, 6/4/13	Information Technology	1,988	1,571	1,827
Columbian Chemicals Co., L+600, 3/16/13	Materials	1,214	816	1,068
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14	Telecommunication Services	1,984	1,618	1,711
Corel Corp., L+400, 5/2/12	Information Technology	1,569	1,346	1,386
Data Transmission Network Corp., L+500, 3/10/13	Information Technology	483	433	464
Edwards Ltd., L+200, 5/31/14	Industrials	1,950	1,272	1,553
First Data Corp., L+ 275, 9/24/14	Information Technology	2,982	2,348	2,654
Global Tel Link Corp., L+600, 3.0% LIBOR Floor, 2/14/13	Telecommunication Services	401	362	398
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15	Financials	3,000	2,851	2,895
Harland Clarke Holdings Corp., L+250, 6/30/14(c)	Industrials	2,483	1,818	2,082
InfrastruX Group, Inc., L+500, 2.5% LIBOR Floor, 0.5% PIK, 11/3/12	Industrials	724	670	656
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,480	1,120	1,391
Kenan Advantage Group, Inc., L+275, 12/16/11	Industrials	990	807	950
King Pharmaceuticals, Inc., L+500, 4/19/12	Healthcare	117	97	100
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	889	592	689
National Processing Co. Group, Inc., L+500, 2.5% LIBOR Floor, 10/31/13	Information Technology	1,196	1,136	1,144
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(c)	Information Technology	2,955	2,601	2,859
Pierre Foods, Inc., L+600, 2.5% LIBOR Floor, 9/30/14	Consumer Staples	2,850	2,768	2,871
Quantum Corp., L+350, 7/12/14	Information Technology	897	762	833
SafeNet, Inc., L+250, 4/12/14	Information Technology	495	358	467
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12	Energy	4,000	3,804	3,940
Sitel, LLC, L+550, 1/30/14	Telecommunication Services	2,000	1,498	1,777
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,473	3,431	3,641
Vertellus Specialties, Inc., L+425, 12/10/12	Materials	487	416	472
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	544	246	320
West Corp., L+500, 3.5% LIBOR Floor, 10/24/13	Telecommunication Services	495	442	498
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	656	626

Total Senior Secured Loans—First Lien		50,390	41,835	45,780

Senior Secured Loans—Second Lien—48.8%
Allen Systems Group, Inc., L+800, 3.0% LIBOR Floor, 2.0% PIK, 4/19/14	Information Technology	4,016	3,812	3,906
American Safety Razor, L+625, 1/30/14	Consumer Staples	2,500	1,864	1,744
AmWINS Group, Inc., L+550, 6/8/14	Financials	300	184	247
Aspect Software, Inc., L+700, 7/11/12	Information Technology	3,500	2,187	3,229
Asurion Corp., L+650, 7/3/15(c)	Financials	3,000	2,600	2,905
Attachmate Corp., L+675, 10/13/13	Information Technology	3,000	2,433	2,460
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,195	2,322
Bresnan Communications LLC, L+450, 3/29/14	Telecommunication Services	1,000	765	953
Building Materials Corp. of America, L+575, 10/6/14	Materials	2,000	1,654	1,825
Custom Building Products, L+800, 2.8% LIBOR Floor, 4/20/12	Materials	2,500	2,347	2,397
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,901	5,075
Dresser, Inc., L+575, 5/4/15(c)	Energy	4,000	3,116	3,723
FR Brand Acquisiton Corp., L+600, 2/7/15	Industrials	2,000	1,306	1,682
Harrington Holdings, Inc., L+600, 7/11/14	Healthcare	1,000	680	840
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph Corp., L+600, 11/28/14	Information Technology	1,000	868	950
Sirius Computer Solutions, Inc., L+600, 5/30/13	Information Technology	3,000	2,152	2,550
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunication Services	3,008	2,584	2,968
TPF Generation Holdings (Tenaska Power Fund), L+425, 12/15/14(c)	Energy	2,000	1,703	1,725

Total Senior Secured Loans—Second Lien		49,764	41,351	45,521

Mezzanine Debt—10.0%
ATI Enterprises, Inc., L+1100, 2.3% LIBOR Floor, 12/30/16(c)	Consumer Discretionary	5,000	4,901	4,925
Sorenson Holdings, Inc., L+1200 PIK, 8/16/14(c)	Telecommunication Services	4,616	4,230	4,366

Total Mezzanine Debt		9,616	9,131	9,291

TOTAL INVESTMENTS—107.9%		$109,770	$92,317	100,592

LIABILITIES IN EXCESS OF OTHER ASSETS—(7.9%)				(7,395)

NET ASSETS—100.0%				$93,197

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Fair value determined by the Company’s Board of Directors (see Note 7).

(c)	Position or portion thereof unsettled as of December 31, 2009.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company operates so as to qualify to be taxed as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has one wholly-owned subsidiary, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through November 12, 2010, the Company has sold 33,775,153 shares of common stock for gross proceeds of $338,185. As of November 12, 2010, the Company had raised gross proceeds of $339,185, including seed capital contributed by the principals of the Company’s investment adviser in February 2008. During the nine months ended September 30, 2010 and 2009, the Company sold 18,117,485 and 6,544,977 shares for gross proceeds of $187,252 and $57,730 at an average price per share of $10.34 and $8.82, respectively. The gross proceeds received during the nine months ended September 30, 2010 and 2009 include reinvested stockholder distributions of $2,967 and $166, respectively. During October and November 2010, the Company sold 5,552,375 shares for gross proceeds of $57,469 at an average price per share of $10.35 as of the date of this filing.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions of $17,829 and $4,839 for the nine months ended September 30, 2010 and 2009, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December balance sheet and schedule of investments are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or SEC.

Use of Estimates: The preparation of the financial statements included in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (continued)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

Reclassifications: Certain amounts in the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have been reclassified to conform to the classifications used to prepare the unaudited financial statements included in this Quarterly Report on Form 10-Q. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, the Company adopted this guidance during 2010, and such adoption did not have a significant impact on the Company’s consolidated financial statements or disclosures. The Company is currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on its consolidated financial statement disclosures when adopted. See Note 7 below for a discussion of the three-level fair value hierarchy employed by the Company under existing accounting guidance.

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC, or FB Advisor or the investment adviser. Pursuant to the investment advisory and administrative services agreement, the investment adviser is paid a base management fee and certain incentive fees, if applicable. During the three months ended September 30, 2010 and 2009, the investment adviser earned $2,318 and $240 in base management fees, respectively. During the nine months ended September 30, 2010 and 2009, the investment adviser earned $4,605 and $392 in base management fees, respectively. Management fees are paid on a quarterly basis in arrears. The Company paid $2,726 and $151 of base management fees during the nine months ended September 30, 2010 and 2009, respectively.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. During each of the three and nine months ended September 30, 2010, the Company accrued $373 in capital gains incentive fees. During each of the three and nine months ended September 30, 2009, the Company accrued $136 in capital gains incentive fees. During the nine months ended September 30, 2010, the Company paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended September 30, 2010 and 2009, the Company incurred administrative services charges of $285 and $78, respectively, attributable to the investment adviser. During the nine months ended September 30, 2010 and 2009, the Company incurred administrative services charges of $635 and $172, respectively, attributable to the investment adviser. The Company paid FB Advisor $496 and $114, respectively, for the services incurred under this arrangement during the nine months ended September 30, 2010 and 2009.

FB Advisor has also funded offering costs and other expenses in the amount of $486 and $328 for the nine months ended September 30, 2010 and 2009, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and other expenses were charged to expense as incurred by the Company.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the nine months ended September 30, 2010 and 2009, FS2 retained $3,063 and $762, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million, or the minimum offering requirement, the investment adviser became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by the investment adviser have been recovered. On January 2, 2009, the Company exceeded its minimum offering requirement. The Company paid total reimbursements of $1,678 and $883 to the investment adviser during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company has paid total reimbursements of $3,096 to the investment adviser since exceeding the minimum offering requirement. The reimbursements are recorded as a reduction of capital.

Members of the investment adviser’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P, or FB Capital Partners. FB Capital Partners, which is owned by Michael Forman, the Company’s chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners nor the Company’s investment adviser is making private corporate debt investments for clients other than the Company currently, the Company’s investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of the Company’s investment adviser or its management team.

Beginning on February 26, 2009, the Company’s affiliate and sponsor, Franklin Square Holdings, L.P., or Franklin Square Holdings, agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that its net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

portion of the Company’s distributions will represent a return of capital for its stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2010, the Company received no reimbursements from Franklin Square Holdings. During the three and nine months ended September 30, 2009, the reimbursements from Franklin Square Holdings totaled $64 and $240, respectively. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s chief executive officer, Michael Forman, and its director, David Adelman.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the nine months ended September 30, 2010 and 2009:

For the Three Months Ended	Payment Date	Distribution
		Per Share(1)	Amount
Fiscal 2009
March 31, 2009	March 31, 2009	$0.1529	$138
June 30, 2009	June 30, 2009	0.1601	396
September 30, 2009	September 30, 2009	0.1767	950

Fiscal 2010
March 31, 2010	March 31, 2010	0.1860	2,443
June 30, 2010	June 30, 2010	0.1875	3,589
September 30, 2010	September 30, 2010	0.1875	4,764

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 and 2010 as discussed below.

On September 13, 2010, the Company’s board of directors declared a special one-time cash distribution in the aggregate amount of $300 ($0.00954 per share), which was paid on October 29, 2010 to stockholders of record on October 29, 2010. On October 13, 2010, the Company’s board of directors declared two semi-monthly cash distributions of $0.03185 per share each to stockholders of record on October 14, 2010 and October 28, 2010, respectively, which were paid on October 29, 2010, and a special one-time cash distribution of $0.04 per share that was paid on October 22, 2010 to stockholders of record on October 14, 2010. On November 9, 2010, the Company’s board of directors declared two semi-monthly cash distributions of $0.032156 per share each to stockholders of record on November 14, 2010 and November 29, 2010, respectively, which will be paid on November 30, 2010, and a special one-time cash distribution of $0.07 per share, which will be paid on November 30, 2010 to stockholders of record on November 14, 2010.

On October 13, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. Based on the then-current public offering price of $10.40 per share, this increase resulted in an

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

increase in the annual distribution yield on the Company’s common stock from 7.2% to 7.35% per annum. Stockholders of record as of October 14, 2010 and October 28, 2010 were first eligible to receive the increased semi-monthly distributions, which were paid on October 29, 2010.

On October 29, 2010, the Company’s board of directors determined to increase the Company’s public offering price from $10.40 to $10.50 per share and to increase the amount of the semi-monthly distributions payable to stockholders from $0.03185 per share to $0.032156 per share in order to maintain its annual distribution yield at 7.35% (based on the $10.50 per share public offering price). The increase in the public offering price to $10.50 per share was effective as of the Company’s November 1, 2010 semi-monthly closing and first applied to subscriptions received from October 16, 2010 through October 29, 2010. The increase in the amount of the semi-monthly distributions to $0.032156 per share commenced with the semi-monthly distributions declared in November 2010 for stockholders of record as of November 14, 2010 and November 29, 2010, which will be paid on November 30, 2010. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company may fund its cash distributions to stockholders from any source of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net Investment Income	7,872	73%	566	38%
Capital Gains Proceeds from the Sale of Assets	2,923	27%	678	46%
Non-Capital Gains Proceeds from the Sale of Assets	—	—	—	—
Expense Reimbursement	—	—	240	16%

Total	$10,795	100%	$1,484	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

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

The weighted average shares used in the per share computations of net increase in net assets resulting from operations and net asset value reflect these stock distributions on a retroactive basis.

The purpose of these special distributions was to maintain a net asset value per share that was below the then-current net offering price, as required by the 1940 Act, subject to certain limited exceptions. The Company’s board of directors determined that its portfolio performance sufficiently warranted taking these actions.

The stock distributions increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock distributions were issued to all shareholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, the Company’s board of directors determined that these issuances would not be dilutive to existing shareholders. As the stock distributions did not change any shareholder’s proportionate interest in the Company, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $470,941 and $92,366 as of September 30, 2010 and December 31, 2009, respectively. The aggregate gross unrealized appreciation on a tax basis was $9,938 and $8,226 as of September 30, 2010 and December 31, 2009, respectively. The Company’s net investment income on a tax basis for the three months ended September 30, 2010 and 2009 was $3,579 and $645, respectively. The Company’s net investment income on a tax basis for the nine months ended September 30, 2010 and 2009 was $7,869 and $800, respectively. The Company distributed all of its net investment income earned as of September 30, 2010 and 2009.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income for the three months ended September 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of the Company’s

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

operations totaling $11 and $11, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., for which the Company accretes the discount for tax purposes but not for book purposes, totaling $31 and $24, respectively.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income for the nine months ended September 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs totaling $33 and $33, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., totaling $93 and $27, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)			December 31, 2009
	Cost(1)	Fair Value	Percentage of Portfolio	Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$300,426	$305,943	64%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	102,956	105,861	22%	41,351	45,521	45%
Senior Secured Bonds	20,036	20,754	4%	—	—	—
Mezzanine Debt/Other	47,378	48,321	10%	9,131	9,291	9%

	$470,796	$480,879	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of the portfolio company’s voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of the portfolio company’s voting securities.

The Company’s investment portfolio may contain loan securities that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2010, the Company had three such investments, all of which have been fully funded.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 6. Investment Portfolio (continued)

The following table describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)		December 31, 2009
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$64,355	13.4%	$10,739	10.7%
Consumer Staples	38,554	8.0%	4,615	4.6%
Energy	58,855	12.2%	9,388	9.3%
Financials	25,215	5.2%	6,876	6.8%
Healthcare	30,897	6.4%	3,927	3.9%
Industrials	89,222	18.6%	10,943	10.9%
Information Technology	99,372	20.7%	32,030	31.8%
Materials	18,147	3.8%	5,762	5.7%
Telecommunication Services	43,221	9.0%	12,671	12.7%
Utilities	13,041	2.7%	3,641	3.6%

Total	$480,879	100.0%	$100,592	100.0%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2010 and December 31, 2009, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2010	December 31, 2009
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	480,879	100,592

	$480,879	$100,592

The Company’s investments as of September 30, 2010, consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. As of September 30, 2010, the Company valued its collateralized loan and debt obligations and its mezzanine debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third party pricing service which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company’s investments as of December 31, 2009 consisted entirely of debt securities that are traded on a private over-the-counter market for institutional investors. As of December 31, 2009, the Company valued one of its second lien debt investments and one of its mezzanine debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments by using an independent third party pricing service which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices received from the service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and its experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2010 and 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2010
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Mezzanine Debt	Total
Fair value at beginning of period	$45,780	$45,521	$—	$9,291	$100,592
Accretion of discount	2,020	1,252	1	93	3,366
Net realized gain (loss)	1,729	2,226	(1,106)	534	3,383
Net change in unrealized appreciation (depreciation)	1,575	(1,265)	718	780	1,808
Purchases	324,637	82,839	46,792	47,422	501,690
Paid-in-kind interest	—	61	—	42	103
Sales and redemptions	(69,798)	(24,773)	(25,651)	(9,841)	(130,063)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$305,943	$105,861	$20,754	$48,321	$480,879

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,245	$755	$609	$889	$4,498

	For the Nine Months Ended September 30, 2009
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Mezzanine Debt	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount	535	380	1	—	916
Net realized gain	449	—	—	—	449
Net change in unrealized appreciation	3,212	3,269	22	—	6,503
Purchases	30,420	18,981	2,892	—	52,293
Sales and redemptions	(5,602)	—	—	—	(5,602)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$29,014	$22,630	$2,915	$—	$54,559

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,212	$3,269	$22	$—	$6,503

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Share Repurchase Program

To provide its shareholders with limited liquidity, the Company conducts quarterly tender offers pursuant to its share repurchase program. The following table reflects certain information regarding the quarterly tender offers that the Company has conducted during 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2010	April 1, 2010	11,142	$9.36	$104
June 30, 2010	July 1, 2010	108,904	9.36	1,019
September 30, 2010	October 1, 2010	108,904	9.36	1,019

Note 9. Revolving Credit Facility

On March 10, 2010, Deutsche Bank AG, New York Branch, or Deutsche Bank, agreed to provide a $140,000 revolving credit facility, or the facility, to Broad Street, our wholly-owned financing subsidiary. The Company transferred a portfolio of its debt securities with an estimated market value of $99,304 to Broad Street as a contribution to capital and retains a residual interest in the loans contributed through its ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

On July 13, 2010, in exchange for an amendment fee paid to Deutsche Bank, Broad Street and Deutsche Bank entered into an amendment to the facility, or the first facility amendment, to increase the maximum borrowing amount from $140,000 to $240,000 and to lower the overall borrowing cost thereunder from LIBOR + 2.50% to LIBOR + 2.23% per annum. No other material terms of the facility changed in connection with the first facility amendment. In addition, in connection with the closing of the first facility amendment, the Company contributed additional loans with an estimated market value of $11,817 to Broad Street as collateral for the amended facility.

On November 10, 2010, Broad Street and Deutsche Bank entered into a second amendment to the facility, or the second facility amendment, to increase the maximum borrowing amount under the facility by $100,000 (referred to herein as the Tranche B Commitment), from $240,000 (referred to herein as the Tranche A Commitment) to $340,000. Borrowings under the Tranche B Commitment will bear interest at the rate of LIBOR + 1.50% and will mature and be due and payable upon sixty days notice from Deutsche Bank. Subject to certain conditions set forth in the second facility amendment, all or a portion of the Tranche B Commitment may be converted by Deutsche Bank into a Tranche C Commitment, subject to the payment by Broad Street of a conversion fee. All converted borrowings characterized as a Tranche C Commitment will bear interest at the rate of LIBOR + 1.85% and will mature and be due and payable on March 10, 2012. All borrowings under the Tranche A Commitment bear interest at the rate of LIBOR + 2.23% and will mature and be due and payable on March 10, 2012. No other material terms of the facility changed in connection with the second facility amendment.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 9. Revolving Credit Facility (continued)

As of September 30, 2010, $197,267 was outstanding under the facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,332 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet. As of September 30, 2010, $1,002 of such deferred financing costs have yet to be amortized.

The effective interest rate under the facility was 2.51% on September 30, 2010. Interest is payable quarterly in arrears, commencing August 20, 2010. The Company recorded interest expense of $1,343 and $2,213 for the three and nine months ended September 30, 2010, of which $170 and $331 related to the amortization of deferred financing costs, respectively.

Borrowings under the facility are subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company or GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 10. Broad Street Funding LLC

The financial statements of Broad Street are maintained separate from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the facility and as such are not available to pay the debts of the Company. The following is the unaudited balance sheet of Broad Street as of September 30, 2010:

Assets
Investments, at fair value (amortized cost—$347,918)	$354,730
Cash	12,459
Receivable for investments sold and repaid	5,735
Interest receivable	2,507
Deferred financing costs	1,002

Total assets	$376,433

Liabilities
Payable for investments purchased	$28,366
Credit facility payable	197,267
Due to FS Investment Corporation	874
Interest payable	682
Other accrued expenses	22

Total liabilities	227,211

Member’s equity	149,222

Total liabilities and member’s equity	$376,433

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

	Nine Months Ended September 30, 2010 (Unaudited)	Year Ended December 31, 2009
Per Share Data(1):
Net asset value, beginning of period	$9.10	$7.33

Results of operations(2)
Net investment income	0.40	0.48
Net realized and unrealized appreciation on investments and unrealized loss on foreign currency	0.27	2.08

Net increase in net assets resulting from operations	0.67	2.56

Stockholder distributions(3)
Distributions from net investment income	(0.27)	(0.46)
Distributions from net realized gain on investments	(0.10)	(0.21)

Net decrease in net assets resulting from stockholder distributions	(0.37)	(0.67)

Capital share transactions
Issuance of common stock(4)	0.02	0.20
Repurchases of common stock	(0.06)	—
Offering costs(2)	(0.03)	(0.09)
Reimbursement to investment advisor(2)	(0.09)	(0.32)
Capital contributions of investment advisor(2)	0.03	0.09

Net increase (decrease) in net assets resulting from capital share transactions	(0.13)	(0.12)

Net asset value, end of period	$9.27	$9.10

Shares outstanding, end of period	28,238,984	10,241,544

Total return(5)	5.93%	33.37%

Ratio/Supplemental Data:
Net assets, end of period	$261,881	$93,197

Ratio of net investment income to average net assets(6)	4.43%	5.60%

Ratio of operating expenses to average net assets(6)	5.71%	6.53%
Ratio of expenses reimbursed to average net assets(6)	0.00%	(0.62%)

Ratio of total operating expenses to average net assets(6)	5.71%	5.91%

Portfolio turnover	45.77%	46.45%

(1)	The share information utilized to determine the per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in our continuous offering.

(5)	The total return for the nine months ended September 30, 2010 was calculated by taking the net asset value per share as of September 30, 2010, adding the cash distributions per share which were declared during the nine months ended September 30, 2010 and dividing the total by the net asset value per share on December 31, 2009. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008.

(6)	Average monthly net assets are used for this calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share information).

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes as a RIC under the Code.

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

Economic activity continues to be somewhat subdued as unemployment rates remain high. Despite this, capital has steadily flowed into the financial markets since the nadir of the credit crisis, as general risk aversion has subsided. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly throughout most of 2009 and 2010. However, credit spreads remain above historical averages, particularly in the loan market. The improving economic and market conditions which have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

In the second quarter of 2010, we witnessed just such a reversal as renewed market volatility led to a sharp sell-off in both equities and credit. Broad-based selling of risk assets was driven by wavering investor confidence in virtually all major global institutions—sovereign, financial and corporate. Specific issues, such as a heightened awareness of unsustainable sovereign debt levels, particularly in Southern Europe, the Gulf of Mexico oil spill, and weaker than expected job creation, all weighed on the equity and credit markets. The reversal in credit spreads appeared to be temporary, however, as credit markets improved in the third quarter, retracing much of their losses from the second quarter.

Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility to Broad Street, our wholly-owned financing subsidiary. On July 13, 2010, Broad Street and Deutsche Bank entered into an amendment to the facility to increase the maximum borrowing amount from $140,000 to $240,000 and to lower the overall borrowing costs thereunder from LIBOR + 2.50% to LIBOR + 2.23% per annum. No other material terms of the facility changed in connection with this amendment.

On November 10, 2010, Broad Street and Deutsche Bank entered into a second amendment to the facility, or the second facility amendment, to increase the maximum borrowing amount under the facility by $100,000 (referred to herein as the Tranche B Commitment), from $240,000 (referred to herein as the Tranche A Commitment) to $340,000. Borrowings under the Tranche B Commitment will bear interest at the rate of LIBOR + 1.50% and will mature and be due and payable upon sixty days notice from Deutsche Bank. Subject to certain conditions set forth in the second facility amendment, all or a portion of the Tranche B Commitment may be converted by Deutsche Bank into a Tranche C Commitment, subject to the payment by Broad Street of a conversion fee. All converted borrowings characterized as a Tranche C Commitment will bear interest at the rate of LIBOR + 1.85% and will mature and be due and payable on March 10, 2012. All borrowings under the Tranche A Commitment bear interest at the rate of LIBOR + 2.23% and will mature and be due and payable on March 10, 2012. No other material terms of the facility changed in connection with the second facility amendment.

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

Portfolio Investment Activity For The Nine Months Ended September 30, 2010 and 2009

During the nine months ended September 30, 2010, we invested $501,690 in 100 portfolio companies. During the same period we sold our positions totaling $81,958 in 27 portfolio companies and received principal repayments of $48,105. During the nine months ended September 30, 2009, we invested $53,644 in 46 portfolio companies. During the same period, we sold our positions totaling $5,816 in nine portfolio companies and received principal repayments of $1,376. As of September 30, 2010 and December 31, 2009, our investment portfolio consisted of interests in 106 and 50 portfolio companies, respectively, for a total fair value of $480,879 and $100,592, respectively. The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)			December 31, 2009
	Cost(1)	Fair Value	Percentage of Portfolio	Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$300,426	$305,943	64%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	102,956	105,861	22%	41,351	45,521	45%
Senior Secured Bonds	20,036	20,754	4%	—	—	—
Mezzanine Debt/Other	47,378	48,321	10%	9,131	9,291	9%

	$470,796	$480,879	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

As of September 30, 2010, the portfolio companies that comprise our portfolio had average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $314.6 million. As of September 30, 2010, the investments in our portfolio were purchased at an average price of 92.6% of par value, the weighted average credit rating of our portfolio was B2 based upon the Moody’s scale, and our estimated gross annual portfolio yield was 9.0% based upon the purchase price of our investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loan securities that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2010, we had three such investments, all of which have been fully funded.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)		December 31, 2009
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$64,355	13.4%	$10,739	10.7%
Consumer Staples	38,554	8.0%	4,615	4.6%
Energy	58,855	12.2%	9,388	9.3%
Financials	25,215	5.2%	6,876	6.8%
Healthcare	30,897	6.4%	3,927	3.9%
Industrials	89,222	18.6%	10,943	10.9%
Information Technology	99,372	20.7%	32,030	31.8%
Materials	18,147	3.8%	5,762	5.7%
Telecommunication Services	43,221	9.0%	12,671	12.7%
Utilities	13,041	2.7%	3,641	3.6%

Total	$480,879	100.0%	$100,592	100.0%

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)		December 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$27,646	6%	$—	—
2	449,179	93%	98,848	98%
3	4,054	1%	—	—
4	—	—	1,744	2%
5	—	—	—	—

	$480,879	100%	$100,592	100%

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

Comparison of the three months ended September 30, 2010 and September 30, 2009

Revenues

We generated investment income of $8,678 and $1,353 for the three months ended September 30, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, mezzanine debt, collateralized loan and debt obligations and corporate bonds in our portfolio. Such revenues represent $7,318 and $763 of cash interest earned as well as $1,360 and $590 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2010 and 2009, respectively. We did not earn any PIK interest income during the corresponding period of 2009. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We may also generate revenues in the form of dividends on the equity or other securities we may hold. Since commencing operations, we have not owned any equity interests in our portfolio companies and, therefore, did not receive dividend payments or other fees from our portfolio companies.

In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administrative services agreement and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

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

•

all other expenses incurred by FB Advisor, our sub-adviser or us in connection with administering our business, including expenses incurred by FB Advisor or our sub-adviser in performing administrative services for us, and the reimbursement of the compensation of our chief financial officer and chief compliance officer paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Our total operating expenses were $5,119 and $785 for the three months ended September 30, 2010 and 2009, respectively. Our operating expenses include base management fees attributed to FB Advisor of $2,318 and $240 for the three months ended September 30, 2010 and 2009, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $285 and $78 for the three months ended September 30, 2010 and 2009, respectively. FB Advisor is eligible to receive incentive fees based on performance. We accrued incentive fee expenses during the three months ended September 30, 2010 and 2009 of $373 and $136, respectively. We recorded interest expense of $1,343 for the three months ended September 30, 2010 in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $105 and $105 for the three months ended September 30, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $226 and $78 for the three months ended September 30, 2010 and 2009, respectively.

Our other general and administrative expenses totaled $469 and $148 for the three months ended September 30, 2010 and 2009, respectively, and consisted of the following:

	Three Months Ended September 30,
	2010	2009
Expenses associated with our independent audit and related fees	$75	$16
Compensation of our chief financial officer and our chief compliance officer	40	38
Legal fees	62	34
Printing fees	110	21
Fees paid to our independent directors	50	26
Other	132	13

Total	$469	$148

After the first half of 2009, our other general and administrative expenses increased as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, ceased. In addition, our independent directors began receiving fees in connection with their service as independent directors in the second half of 2009. Prior to the third quarter of 2009, our independent directors had agreed to waive all fees payable in connection with their service as members of our board of directors.

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the three months ended September 30, 2010 and 2009, the ratio of our operating expenses to our average net assets was 2.21% and 1.72%, respectively. We generally expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended September 30, 2010, we received no reimbursements from Franklin Square Holdings.

During the three months ended September 30, 2009, reimbursements from Franklin Square Holdings totaled $64. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $3,559 ($0.14 per share) and $632 ($0.12 per share) for the three months ended September 30, 2010 and 2009, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $53,128 and $16,616, respectively, during the three months ended September 30, 2010, from which we realized net gains of $294. During September 2010, we sold our remaining position in ATP Oil & Gas Corporation and realized a loss of $559. We sold investments and received principal repayments of $1,581 and $887, respectively, during the three months ended September 30, 2009, from which we realized net gains of $319. The principal repayments we received were at par value during the three months ended September 30, 2010 and 2009.

Net Change in Unrealized Appreciation on Investments and Unrealized Loss on Foreign Currency

For the three months ended September 30, 2010, the net change in unrealized appreciation on investments totaled $7,902 and the net change in unrealized loss on foreign currency totaled $93. For the three months ended September 30, 2009, the net change in unrealized appreciation on investments totaled $4,331. We did not hold any investment denominated in a foreign currency during the three months ended September 30, 2009. The unrealized appreciation on our investments during the three months ended September 30, 2010 was primarily driven by general improvement in the credit markets. The increase in unrealized appreciation for the three months ended September 30, 2009 was due primarily to general increases in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2010, the net increase in net assets resulting from operations was $11,848 ($0.47 per share) compared to a net increase in net assets resulting from operations of $5,282 ($0.99 per share) during the corresponding period in 2009.

Comparison of the nine months ended September 30, 2010 and September 30, 2009

Revenues

We generated investment income of $17,872 and $2,081 for the nine months ended September 30, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, mezzanine debt, collateralized loan and debt obligations and corporate bonds in our portfolio. Such revenues represent $14,403 and $1,153 of cash interest earned as well as $3,469 and $928 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2010 and 2009, respectively. We did not earn any PIK interest income during the corresponding period of 2009. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $10,063 and $1,515 for the nine months ended September 30, 2010 and 2009, respectively. Our operating expenses include base management fees attributed to FB Advisor of $4,605 and $392 for the nine months ended September 30, 2010 and 2009, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $635 and $172 for the nine months ended September 30, 2010 and 2009, respectively. FB Advisor is eligible to receive incentive fees based on performance. We accrued incentive fee expenses during the nine months ended September 30, 2010 and 2009 of $373 and $136, respectively. We recorded interest expense of $2,213 for the nine months ended September 30, 2010 in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $436 and $218 for the nine months ended September 30, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $598 and $152 for the nine months ended September 30, 2010 and 2009, respectively.

Our other general and administrative expenses totaled $1,203 and $445 for the nine months ended September 30, 2010 and 2009, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2010	2009
Expenses associated with our independent audit and related fees	$230	$83
Compensation of our chief financial officer and our chief compliance officer	117	115
Legal fees	251	99
Printing fees	219	56
Fees paid to our independent directors	141	26
Other	245	66

Total	$1,203	$445

After the first half of 2009, our other general and administrative expenses increased as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, ceased. In addition, our independent directors began receiving fees in connection with their service as independent directors in the second half of 2009. Prior to the third quarter of 2009, our independent directors had agreed to waive all fees payable in connection with their service as members of our board of directors.

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the nine months ended September 30, 2010 and 2009, the ratio of our operating expenses to our average net assets was 5.71% and 6.34%, respectively. We generally expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the nine months ended September 30, 2010, we received no reimbursements from Franklin Square Holdings. During the nine months ended September 30, 2009, reimbursements from Franklin Square Holdings totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $7,809 ($0.40 per share) and $806 ($0.28 per share) for the nine months ended September 30, 2010 and 2009, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $81,958 and $48,105, respectively, during the nine months ended September 30, 2010, from which we realized net gains of $3,383. During January 2010, we sold our position in American Safety Razor and realized a loss of $307. During June 2010 and September 2010, we sold our positions in ATP Oil & Gas Corporation and realized losses of $838 and $559, respectively. We sold investments and received principal repayments of $5,816 and $1,376, respectively, during the nine months ended September 30, 2009, from which we realized net gains of $678. The principal repayments we received were at par value during the nine months ended September 30, 2010 and 2009.

Net Change in Unrealized Appreciation on Investments and Unrealized Loss on Foreign Currency

For the nine months ended September 30, 2010, the net change in unrealized appreciation on investments totaled $1,811 and the net change in unrealized loss on foreign currency totaled $3. For the nine months ended September 30, 2009, the net change in unrealized appreciation on investments totaled $6,503. We did not hold any investment denominated in a foreign currency during the nine months ended September 30, 2009. The unrealized appreciation on our investments during the nine months ended September 30, 2010 was primarily driven by general improvement in the credit markets. The increase in unrealized appreciation for the nine months ended September 30, 2009 was due primarily to general increases in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2010, the net increase in net assets resulting from operations was $13,000 ($0.67 per share) compared to a net increase in net assets resulting from operations of $7,987 ($2.74 per share) during the corresponding period in 2009.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2010, we sold 18,117,485 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $187,252. The gross proceeds received during the nine months ended September 30, 2010 include reinvested stockholder distributions of $2,967. During the nine months ended September 30, 2010, we also incurred offering costs of $629 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. FB Advisor funded $486 of these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par in our consolidated financial statement and the other expenses were charged to expense as incurred. The sales commissions and dealer manager fees related to the sale of our common stock were $17,829 for the nine months ended September 30, 2010. These sales commissions and fees include $3,063 retained by the dealer manager, FS2, which is one of our affiliates.

On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. Based on the then-current public offering price of $10.40 per share, this increase resulted in an increase in the annual distribution yield on our common stock from 7.2% to 7.35% per annum. Stockholders of record as of October 14, 2010 and October 28, 2010 were first eligible to receive the increased semi-monthly distributions, which were paid on October 29, 2010.

On October 29, 2010, our board of directors determined to increase our public offering price from $10.40 to $10.50 per share and to increase the amount of the semi-monthly distributions payable to stockholders from $0.03185 per share to $0.032156 per share in order to maintain our annual distribution yield at 7.35% (based on the $10.50 per share public offering price). The increase in the public offering price to $10.50 per share was effective as of our November 1, 2010 semi-monthly closing and first applied to subscriptions received from October 16, 2010 through October 29, 2010. The increase in the amount of our semi-monthly distributions to $0.032156 per share commenced with our semi-monthly distributions declared in November 2010 for stockholders of record as of November 14, 2010 and November 29, 2010, which will be paid on November 30, 2010. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

As of November 12, 2010, we have sold 33,775,153 shares of our common stock for gross proceeds of $338,185 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $339,185 to date. The following table summarizes the sales of common stock on a monthly basis since December 31, 2009:

For the Month Ended	Shares Sold	Average Price per Share	Gross Proceeds
January 31, 2010	1,364,245	$10.10	$13,783
February 28, 2010	1,588,127	10.34	16,422
March 31, 2010	1,379,308	10.38	14,319
April 30, 2010	2,786,257	10.35	28,847
May 31 ,2010	2,420,274	10.36	25,066
June 30, 2010	1,992,375	10.37	20,670
July 31, 2010	2,040,185	10.32	21,062
August 31, 2010	2,179,408	10.33	22,518
September 30, 2010	2,367,306	10.38	24,565
October 31, 2010	3,263,530	10.32	33,695
November 30, 2010 (through November 12, 2010)	2,288,845	10.39	23,774

	23,669,860	$10.34	$244,721

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

As of September 30, 2010, we had $35,957 in cash, which we have invested in interest bearing money market accounts.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. Any borrowings we make are required to be in compliance with the provisions of the 1940 Act. We do not currently anticipate issuing any preferred stock. See “—Revolving Credit Facility” for a discussion of our outstanding indebtedness.

To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we conducted during 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2010	April 1, 2010	11,142	$9.36	$104
June 30, 2010	July 1, 2010	108,904	9.36	1,019
September 30, 2010	October 1, 2010	108,904	9.36	1,019

Revolving Credit Facility

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility to Broad Street, our wholly-owned financing subsidiary. We transferred a portfolio of our debt securities with an estimated market value of $99,304 to Broad Street as a contribution to capital and retain a residual interest in the loans contributed through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

On July 13, 2010, in exchange for an amendment fee paid to Deutsche Bank, Broad Street and Deutsche Bank entered into an amendment to the facility, or the first facility amendment, to increase the maximum borrowing amount from $140,000 to $240,000 and to lower the overall borrowing cost thereunder from LIBOR + 2.50% to LIBOR + 2.23% per annum. No other material terms of the facility changed in connection with the first facility amendment. In addition, in connection with the closing of the first facility amendment, we contributed additional loans with an estimated market value of $11,817 to Broad Street as collateral for the amended facility.

On November 10, 2010, Broad Street and Deutsche Bank entered into a second amendment to the facility, or the second facility amendment, to increase the maximum borrowing amount under the facility by $100,000 (referred to herein as the Tranche B Commitment), from $240,000 (referred to herein as the Tranche A Commitment) to $340,000. Borrowings under the Tranche B Commitment will bear interest at the rate of LIBOR + 1.50% and will mature and be due and payable upon sixty days notice from Deutsche Bank. Subject to certain conditions set forth in the second facility amendment, all or a portion of the Tranche B Commitment may be converted by Deutsche Bank into a Tranche C Commitment, subject to the payment by Broad Street of a conversion fee. All converted borrowings characterized as a Tranche C Commitment will bear interest at the rate of LIBOR + 1.85% and will mature and be due and payable on March 10, 2012. All borrowings under the Tranche A Commitment bear interest at the rate of LIBOR + 2.23% and will mature and be due and payable on March 10, 2012. No other material terms of the facility changed in connection with the second facility amendment.

As of September 30, 2010, $197,267 was outstanding under the facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $1,332 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheet. As of September 30, 2010, $1,002 of such deferred financing costs have yet to be amortized.

The effective interest rate under the facility was 2.51% on September 30, 2010. Interest is payable quarterly in arrears, commencing August 20, 2010. We recorded interest expense of $1,343 and $2,213 for the three and nine months ended September 30, 2010, of which $170 and $331 related to the amortization of deferred financing costs, respectively.

Borrowings under the facility are subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM, the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us or GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

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

We declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we have historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2010 and 2009:

	Payment Date	Distribution
For the Three Months Ended		Per Share(1)	Amount
Fiscal 2009
March 31, 2009	March 31, 2009	$0.1529	$138
June 30, 2009	June 30, 2009	0.1601	396
September 30, 2009	September 30, 2009	0.1767	950

Fiscal 2010
March 31, 2010	March 31, 2010	0.1860	2,443
June 30, 2010	June 30, 2010	0.1875	3,589
September 30, 2010	September 30, 2010	0.1875	4,764

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions issued throughout 2009 and 2010 as discussed below.

On September 13, 2010, our board of directors declared a special one-time cash distribution in the aggregate amount of $300 ($0.00954 per share), which was paid on October 29, 2010 to stockholders of record on October 29, 2010. On October 13, 2010, our board of directors declared two semi-monthly cash distributions of $0.03185 per share each to stockholders of record on October 14, 2010 and October 28, 2010, respectively, which were paid on October 29, 2010, and a special one-time cash distribution of $0.04 per share that was paid on October 22, 2010 to stockholders of record on October 14, 2010. On November 9, 2010, our board of directors declared two semi-monthly cash distributions of $0.032156 per share each to stockholders of record on November 14, 2010 and November 29, 2010, respectively, which will be paid on November 30, 2010, and a special one-time cash distribution of $0.07 per share, which will be paid on November 30, 2010 to stockholders of record on November 14, 2010.

On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. Based on the then-current public offering price of $10.40 per share, this increase resulted in an increase in the annual distribution yield on our common stock from 7.2% to 7.35% per annum. Stockholders of record as of October 14, 2010 and October 28, 2010 were first eligible to receive the increased semi-monthly distributions, which were paid on October 29, 2010.

On October 29, 2010, our board of directors determined to increase our public offering price from $10.40 to $10.50 per share and to increase the amount of the semi-monthly distributions payable to stockholders from $0.03185 per share to $0.032156 per share in order to maintain our annual distribution yield at 7.35% (based on the $10.50 per share public offering price). The increase in our public offering price to $10.50 per share was effective as of our November 1, 2010 semi-monthly closing and first applied to subscriptions received from October 16, 2010 through October 29, 2010. The increase in the amount of our semi-monthly distributions to $0.032156 per share commenced with our semi-monthly distributions declared in November 2010 for stockholders of record as of November 14, 2010 and November 29, 2010, which will be paid on November 30, 2010. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We may fund our cash distributions to stockholders from any source of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects the sources of the cash distributions that we have paid on our common stock during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering Proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net Investment Income	7,872	73%	566	38%
Capital Gains Proceeds from the Sale of Assets	2,923	27%	678	46%
Non-Capital Gains Proceeds from the Sale of Assets	—	—	—	—
Expense Reimbursement	—	—	240	16%

Total	$10,795	100%	$1,484	100%

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to shareholders will be reported to shareholders annually on a Form 1099-DIV.

The following table reflects the stock distributions per share that we declared on our common stock to date:

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

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all shareholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing shareholders. As the stock distributions did not change any shareholder’s proportionate interest in us, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

The aggregate cost of our investments for federal income tax purposes totaled $470,941 and $92,366 as of September 30, 2010 and December 31, 2009, respectively. The aggregate gross unrealized appreciation on a tax basis was $9,938 and $8,226 as of September 30, 2010 and December 31, 2009, respectively. Our net investment income on a tax basis for the three months ended September 30, 2010 and 2009 was $3,579 and $645, respectively. Our net investment income on a tax basis for the nine months ended September 30, 2010 and 2009 was $7,869 and $800, respectively. We distributed all of our net investment income earned as of September 30, 2010 and 2009.

The difference between our GAAP-basis net investment income and our tax-basis net investment income for the three months ended September 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs incurred prior to the commencement of our operations totaling $11 and $11, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., for which we accrete the discount for tax purposes but not for book purposes, totaling $31 and $24, respectively.

The difference between our GAAP-basis net investment income and our tax-basis net investment income for the nine months ended September 30, 2010 and 2009 is due to the following: (i) tax-basis amortization expense of organization and start-up costs totaling $33 and $33, respectively; and (ii) interest income earned on a tax-basis on our investment in WCP Exposition Services Operating Co., totaling $93 and $27, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With regard to investments for which market quotations are not readily available, we have undertaken a multi-step valuation process each quarter, as described below:

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. In our analysis of fair value, we may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

The fair value of our investments at September 30, 2010 was determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of September 30, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. We valued our collateralized loan and debt obligations and our mezzanine debt investments by obtaining bid and ask prices from independent dealers. We valued all of our other investments, including our senior secured bond investments, by using an independent third party pricing service which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. We periodically benchmark the bid and ask prices received from the service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third party pricing service. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Contractual Obligations

We have entered into a contract with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2010 and 2009, we incurred approximately $2,318 and $240, respectively, in base management fees and $285 and $78, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2010 and 2009, we incurred approximately $4,605 and $392, respectively, in base management fees and $635 and $172, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During each of the three and nine months ended September 30, 2010, we accrued $373 in capital gains incentive fees. We accrued $136 in capital gains incentive fees for each of the three and nine months ended September 30, 2009.

As of September 30, 2010, $197,267 is outstanding under the revolving credit facility between Broad Street and Deutsche Bank. All of such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the revolving credit facility between Broad Street and Deutsche Bank at September 30, 2010 is as follows:

	Payments Due By Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$197,267	$0	$197,267	$0	$0

(1)	At September 30, 2010, $42,733 remained unused under the revolving credit facility.

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

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee and certain incentive fees, if applicable. During the three months ended September 30, 2010 and 2009, FB Advisor earned $2,318 and $240 in base management fees, respectively. During the nine months ended September 30, 2010 and 2009, FB Advisor earned $4,605 and $392 in base management fees, respectively. Management fees are paid on a quarterly basis in arrears. We paid $2,726 and $151 of these fees during the nine months ended September 30, 2010 and 2009, respectively.

We accrue for the capital gains incentive fee, which if earned, is paid annually. During each of the three and nine months ended September 30, 2010, we accrued $373 in capital gains incentive fees. During each of the three and nine months ended September 30, 2009, we accrued $136 in capital gains incentive fees. During the nine months ended September 30, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended September 30, 2010 and 2009, we incurred administrative services charges of $285 and $78, respectively, attributable to FB Advisor. During the nine months ended September 30, 2010 and 2009, we incurred administrative services charges of $635 and $172, respectively, attributable to FB Advisor. We have paid FB Advisor $496 and $114, respectively, for the services incurred under this arrangement during the nine months ended September 30, 2010 and 2009.

FB Advisor has funded offering costs and other expenses in the amount of $486 and $328 for the nine months ended September 30, 2010 and 2009, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on our financial statements and the other expenses were charged to expense as incurred.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the nine months ended September 30, 2010 and 2009, FS2 retained $3,063 and $762, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2.5 million, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $1,678 and $883 to FB Advisor during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we have paid total reimbursements of $3,096 to FB Advisor since exceeding the minimum offering requirement. The reimbursements are recorded as a reduction of capital.

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

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings agreed to reimburse us for expenses in an amount that is sufficient to ensure that our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2010, we received no reimbursements from Franklin Square Holdings. During the three and nine months ended September 30, 2009, the reimbursements from Franklin Square Holdings totaled $64 and $240, respectively. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chief executive officer, Michael Forman, and our director, David Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2010, all but thirteen of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

On March 10, 2010, Deutsche Bank agreed to provide a $140,000 revolving credit facility to Broad Street, our wholly-owned financing subsidiary. On July 13, 2010, in exchange for an amendment fee paid to Deutsche Bank, Broad Street and Deutsche Bank entered into an amendment to the facility to increase the maximum borrowing amount from $140,000 to $240,000. On November 10, 2010, Broad Street and Deutsche Bank entered into a second amendment to the facility to increase the maximum borrowing amount from $240,000 to $340,000. Pursuant to the terms of the facility, Broad Street borrows at a floating rate based on LIBOR. We expect any future credit facilities that we or any subsidiary may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, we issued 145,746 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Resignation of Herbert Lotman

Effective November 9, 2010, Herbert Lotman resigned from our board of directors. In light of the significant time commitment required of members of our board of directors, Mr. Lotman resigned so that he could devote more time to his existing commitments.

Revolving Credit Facility Amendment

On November 10, 2010, Broad Street and Deutsche Bank entered into a second amendment to the revolving credit facility, or the second facility amendment, to, among other things, increase the maximum borrowing amount under the facility from $240,000,000 to $340,000,000. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Revolving Credit Facility” for a description of the facility, including the material terms of the second facility amendment. The summary descriptions of the second facility amendment contained in this Quarterly Report on Form 10-Q are qualified in their entirety by the full text of the second facility amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.14 and is incorporated herein by reference.

Director Compensation

On November 9, 2010, our board of directors determined to increase the annual cash retainer payable to directors who do not also serve as an executive officer of the Company or FB Advisor from $25,000 to $40,000, effective as of January 1, 2011.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus on Form 497 (File No. 333-149374) filed on May 17, 2010.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Form of Investment Sub-Advisory Agreement by and between FB Income Advisor, LLC and GSO Debt Funds Management, LLC. (Incorporated by reference to Exhibit(g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and Between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.6	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.7	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.8	Credit Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.9	Asset Contribution Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	Investment Management Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.11	Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated March 10, 2010. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	First Amendment to Credit Agreement and to Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of July 13, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.13	First Amendment to Asset Contribution Agreement by and between FS Investment Corporation and Broad Street Funding LLC, dated as of July 13, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.14*	Second Amendment to Credit Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of November 10, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2010.

FS INVESTMENT CORPORATION

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ CHARLES M. JACOBSON
Charles M. Jacobson Chief Financial Officer (Principal Financial and Accounting Officer)