Form 10-K
period 2010-12-31
FS Investment CORP
filed 2011-03-24
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-53424

FS Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

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

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at $10.75 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

There were 56,165,179 shares of the Registrant’s common stock outstanding as of March 15, 2011.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2010

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation, and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business

FS Investment Corporation (“FSIC” or the “Company,” which may also be referred to as “we,” “us” or “our”) was organized in December 2007 to invest in debt securities of private U.S. companies and commenced operations in January 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to asset allocation and other guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform affiliate of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $31.0 billion in assets under management as of December 31, 2010.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:

•

utilizing the experience and expertise of FB Advisor and GDFM, along with the broader resources of GSO which includes its access to the relationships and human capital of its parent, The Blackstone Group L.P., in sourcing, evaluating and structuring transactions;

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

Our portfolio is comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans, or mezzanine loans, of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any mezzanine investments that we make generally have stated terms of up to ten years, but the expected average life of such loans is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans that we invest in are often rated by a nationally recognized statistical ratings organization (NRSRO), and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

During the year ended December 31, 2010, we made investments in portfolio companies totaling $849,242. During the same period, we sold positions totaling $122,581 and received principal repayments of $117,473. As of December 31, 2010, our investment portfolio, with a total fair value of $733,580, consisted of interests in 144 portfolio companies (66% in first lien senior secured loans, 19% in second lien senior secured loans, 4% in senior secured bonds and 11% in mezzanine debt/other) with an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $294.5 million. As of December 31, 2010, the investments in our portfolio were purchased at an average price of 94.9% of par value, the weighted average credit rating of our portfolio was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 8.5% based upon the purchase price of our investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with certain entities affiliated with GDFM in transactions originated by GSO or its affiliates unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC. We are currently seeking an exemptive order. However, there can be no assurance that we will obtain such relief. Even if we receive exemptive relief, GSO and its affiliates are not obligated to offer GDFM or us the right to participate in any transactions originated by them.

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

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds—instead of managing to quarterly market expectations—and to pursue our investment objectives without subjecting our investors to the daily share price volatility associated with the public markets. To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2010, we repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 3, 2011, we repurchased 99,633 shares at $9.59 per share for aggregate consideration totaling $955.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will not repurchase shares in any calendar year in an amount exceeding 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

Although we do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future, we intend to seek to complete a liquidity event within five to seven years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors. We will view our offering stage as complete as of the termination date of our most recent public equity offering, if we have not conducted a public equity offering in any continuous two-year period. Therefore, stockholders may not be able to sell their shares promptly or at a desired price.

Status of Our Ongoing Public Offering

Since commencing our initial public offering and through March 15, 2011, we have sold 56,357,510 shares (as adjusted for stock distributions) of our common stock for gross proceeds of approximately $576.4 million. As of March 15, 2011, we had raised total gross proceeds of approximately $577.4 million, including approximately $1 million contributed by principals of our investment adviser in February 2008.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2008, 2009 and 2010:

	Distribution
For the Year Ended	Per Share(1)(2)(3)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010	0.8728	21,389

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.
(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.
(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

On January 13, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on January 31, 2011 to stockholders of record on January 14, 2011 and January 28, 2011, respectively. On February 14, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on February 28, 2011 to stockholders of record on February 14, 2011 and February 25, 2011, respectively. On March 14, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which will be paid on March 31, 2011 to stockholders of record on March 14, 2011 and March 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the stock distributions per share that we have declared and paid on our common stock to date:

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

About FB Advisor

FB Advisor is registered as an investment adviser with the SEC under the Advisers Act. Our chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that invests in private equity, senior and mezzanine debt, and real estate, and has served as managing general partner since its inception. In 2007, he co-founded Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor and distributor of alternative investment products designed for the individual investor. In managing its funds, Franklin Square Holdings seeks to partner with what it believes to be best-in-class institutional asset managers.

Mr. Forman and the other members of FB Advisor’s senior management team, including David J. Adelman, the vice chairman of our board of directors and the co-founder of Franklin Square Holdings, have extensive experience in private lending, private equity and real estate investing, and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. FB Advisor is presently staffed with twelve employees and may retain additional investment personnel as our activities expand.

All investment decisions require the unanimous approval of FB Advisor’s investment committee, which is led by Mr. Forman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to FB Advisor and the compensation FB Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to asset allocation and other guidelines set by FB Advisor. GDFM is a Delaware limited liability company with principal offices located at 280 Park Avenue, New York, New York 10017.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform affiliate of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager. As of December 31, 2010, GSO and its affiliates managed approximately $31.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of $128.1 billion as of December 31, 2010. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

Under the investment sub-advisory agreement, GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to asset allocation and other guidelines set by FB Advisor. In addition, to the extent requested by FB Advisor, GDFM assists with the monitoring of our portfolio and may make managerial assistance available to certain of our portfolio companies. It is anticipated that FB Advisor will benefit from the scale arising from GDFM’s existing infrastructure, access to investment opportunities from GSO’s existing institutional relationships, access to proprietary investments from GSO’s existing dedicated origination and sourcing team and risk management from GDFM’s existing policies and expertise. GDFM has an established infrastructure and investment processes for managing leveraged credit portfolios, including senior secured loans, second lien secured loans, mezzanine debt, high yield bonds, structured finance instruments and credit derivatives. GDFM may rely upon the wider resources and operations of GSO, including additional originated deal flow, market risk management, finance, compliance, legal, internal audit and fund administration as needed.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in senior secured and second lien secured loans as well as investments in debt securities of small and middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

Since the beginning of 2009, there have been signs that global credit and other financial market conditions have improved markedly as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement. While financial conditions have improved, economic activity continues to be somewhat subdued as unemployment rates remain high. Corporate interest rate risk premiums, otherwise known as credit spreads, remain above historical averages, particularly in the loan market. Given current market conditions, it is our view that, at this time, there are and will continue to be significant investment opportunities in senior secured and second lien secured loans as well as investments in debt securities of small and middle market companies.

The chart below illustrates the sharp decline and subsequent partial recovery in the average prices of senior secured loans, including first and second lien loans, tracked by the Credit Suisse Leveraged Loan Index.

Source: Bloomberg

We feel that opportunities in senior secured loans and second lien secured loans are significant not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and stockholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default if necessary, and generally carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration. In addition, most senior secured debt issues carry variable interest rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable interest rate structures decrease the income we would receive from our debt securities.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service

Further, as a result of the dislocation in the credit markets and the reduction in competition for loans, lenders have recalibrated their concepts of risk and are now in a position to demand improved pricing, reduced issuer leverage and more stringent covenant structures before committing to new debt issues. As an example, the chart below depicts the reduced leverage permitted of issuers in the current marketplace. In contrast to the recent peak of the credit cycle, which was characterized by loose lending practices, we believe that the current environment for newly-issued loans presents an opportunity for investors to receive stronger risk-adjusted returns.

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

Limited Investment Competition

Despite the size of the market, we believe that financial difficulties and a widespread consolidation in the financial services industry have substantially reduced the number of investment firms and financial institutions lending to small and middle market companies. For example, the Federal Deposit Insurance Corporation reports that the number of federally insured financial institutions declined from approximately 15,200 in 1990 to approximately 7,800 in 2010.

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

Characteristics of and Risks Relating to Investments in Private Companies

We invest primarily in the debt of privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves may often be illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When identifying prospective portfolio companies, we focus primarily on the following attributes, which we believe help us generate attractive total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution you that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven management teams. We focus on investments in which the target company has an experienced management team with an established track record of success. We typically require the portfolio companies to have in place proper incentives to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

•

Diversification. We seek to diversify our portfolio broadly among issuers and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of our portfolio. We cannot assure you that we will be successful in this regard.

•

Viable exit strategy. Many of our current investments are tradable in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be tradable on this secondary market for the foreseeable future, depending upon market conditions. For any investments that are not traded within a secondary market, we focus primarily on investing in companies whose business models and growth prospects offer other attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interests we hold, through an initial public offering of common stock, merger, sale or recapitalization.

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

GDFM transaction sourcing capability

FB Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “Item 1. Business—Regulation,” also through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant amount of investment opportunities for us. GDFM also has a significant trading platform allowing us access to the secondary loan market for investment opportunities.

Disciplined, income-oriented investment philosophy

FB Advisor and GDFM employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to maximize current yield and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. FB Advisor’s approach seeks to produce strong returns concurrent with reduced risk by:

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

Expertise across all levels of the corporate capital structure

FB Advisor and GDFM believe that their broad expertise and experience at all levels of a company’s capital structure affords us numerous approaches to managing risk while preserving the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions

Operating and Regulatory Structure

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

FB Advisor provides us with general ledger accounting, fund accounting, and investor and other administrative services. FB Advisor has contracted with BNY Mellon Asset Servicing (formerly, PNC Global Investment Servicing) to provide various accounting and administrative services. FB Advisor has also contracted with Pine Hill Group, LLC, to provide us with a chief financial officer, Charles Jacobson, the Managing Director of that firm, and has contracted with Vigilant Compliance Services, LLC, to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

On March 14, 2011, our board of directors appointed William Goebel to serve as our full-time chief financial officer, effective upon the resignation from such position by Mr. Jacobson. In connection with Mr. Goebel’s appointment, Mr. Jacobson tendered his resignation, which will take effect immediately after the filing of this annual report on Form 10-K. Mr. Goebel is employed by Franklin Square Holdings, an affiliate of FB Advisor. Mr. Jacobson’s resignation and Mr. Goebel’s appointment were effected in accordance with our board of directors’ determination that the services of a full-time chief financial officer were in our best interests.

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

Investment Types

We focus primarily on investments in debt securities, including senior secured loans, second lien secured loans and, to a lesser extent, mezzanine loans. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, mezzanine debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed or a floating current yield of 4.0% to 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

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

We seek to limit the downside potential of our investment portfolio by:

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

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform, which allows for access to the syndicated loan market, a key source of investment opportunities for us. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints, through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FB advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FB Advisor, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of loans available on the secondary market, a comprehensive credit analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a primary loan transaction, FB Advisor and GDFM conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

When possible, our advisory team seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

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

Approval. After completing its internal transaction process, GDFM makes formal recommendations for review and approval by FB Advisor. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM makes its staff available to answer inquiries by FB Advisor in connection with its recommendations. The consummation of a transaction requires unanimous approval of the members of FB Advisor’s investment committee.

Monitoring

Portfolio Monitoring. FB Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FB Advisor and GDFM work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other lenders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors.

Typically, FB Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FB Advisor and GDFM use these data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research, and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

FB Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our board of directors or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$38,899	5%	$—	—
2	682,861	93%	98,848	98%
3	11,384	2%	—	—
4	436	0%	1,744	2%
5	—	—	—	—

	$733,580	100%	$100,592	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment, and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of investments in good faith utilizing the input of our valuation committee, FB Advisor, and the input of any other professionals or materials that our board of directors deems worthy and relevant, including GDFM and independent third-party valuations, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments.”

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

Exit

Many of our current investments are tradable in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be tradable on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not tradable within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interests we hold, through an initial public offering of common stock, merger, a sale or a recapitalization.

Financing Arrangements

On January 28, 2011, Broad Street Funding LLC, or Broad Street, our wholly-owned financing subsidiary, and Deutsche Bank AG, New York Branch, or Deutsche Bank, entered into an amended and restated multi-lender, syndicated revolving credit facility, or the credit facility, which amended and restated the revolving credit facility Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto, or the original credit facility. Deutsche Bank is a lender and serves as administrative agent under the credit facility.

The credit facility provides for borrowings in an aggregate amount up to $340,000. Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $100,000 (referred to herein as the Tranche C Commitment). The credit facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments bear interest at the rate of LIBOR + 2.23% per annum and will mature and be due and payable on March 10, 2012. All Tranche C Commitments bear interest at the rate of LIBOR + 1.85% per annum and will mature and be due and payable on March 10, 2012. In connection with the amendment and restatement of the original credit facility, a $100,000 Tranche B Commitment that was provided under the original credit facility by Deutsche Bank to Broad Street on an uncommitted basis was converted into a $100,000 Tranche C Commitment provided by a new lender on a committed basis.

In connection with entering into the original credit facility, and from time to time thereafter, we have transferred debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

As of December 31, 2010, $297,201 was outstanding under the credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the credit facility.

On March 18, 2011, Arch Street Funding LLC, or Arch Street, our newly-formed, wholly-owned financing subsidiary, entered into a total return swap, or TRS, for senior secured floating rate loans with Citibank, N.A., or Citibank.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum market value of $200,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS.

A TRS is a commonly used form of financing arrangement that provides economic exposure similar to the exposure under Broad Street’s credit facility. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

Generally, pursuant to a TRS, one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities subject to the TRS.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

Pursuant to the terms of an investment management agreement that we have entered into with Arch Street, we act as the manager of the rights and obligations of Arch Street under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. The terms of the TRS are governed by a set of agreements between Arch Street and Citibank, which collectively establish the TRS, and are collectively referred to herein as the TRS Agreement.

Pursuant to the terms of the TRS Agreement, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arch Street will receive from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street will pay to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. Arch Street may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to the registration statement of which our prospectus is a part. You may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we have voluntarily elected to comply with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a Regulated Investment Company

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Employees

We do not currently have any employees. The compensation of our chief compliance officer, Salvatore Faia, is paid in the form of fees to his firm, Vigilant Compliance Services. The compensation of our chief financial officer, Charles Jacobson, is paid in the form of fees to his firm, Pine Hill Group, LLC. On March 14, 2011, our board of directors appointed William Goebel to serve as our full-time chief financial officer, effective upon the resignation from such position by Mr. Jacobson. In connection with Mr. Goebel’s appointment, Mr. Jacobson tendered his resignation, which will take effect immediately after the filing of this annual report on Form 10-K. Mr. Goebel is employed by Franklin Square Holdings, an affiliate of FB Advisor, and the portion of his compensation relating to the provision of his services to us as chief financial officer will be reimbursed by us pursuant to the investment advisory and administrative services agreement with FB Advisor.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a relatively new company and have limited operating history.

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

Economic activity continues to be somewhat subdued as unemployment rates remain high. Despite this, capital has steadily flowed into the financial markets since the nadir of the credit crisis, as general risk aversion has subsided. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, declined significantly throughout most of 2009 and 2010. However, credit spreads remain above historical averages, particularly in the loan market. The improving economic and market conditions which have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. The pervasive forced selling and the resultant price declines led to the elimination or significant impairment of many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

While prices appreciated measurably during 2009 and 2010, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FB Advisor’s and GDFM’s ability to manage and support our investment process. If either FB Advisor or GDFM were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FB Advisor and GDFM. FB Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FB Advisor and its senior management team. The departure of any members of FB Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM may impact its ability to render services to us under the terms of its sub-advisory agreement with FB Advisor.

Our ability to achieve our investment objectives depends on FB Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FB Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FB Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FB Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations. In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FB Advisor has entered into with GDFM have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FB Advisor, upon 120 days notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of our credit facility. See “—Risks Related to Debt Financing.”

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

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation, or CLO, funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in small- to mid-sized private, U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

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

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

The amount of any distributions we may make is uncertain. Our distribution proceeds have exceeded and in the future may exceed our net investment income, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you for tax purposes, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flow from operations, net investment income or earnings are not sufficient to fund declared distributions.

We intend to declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We may fund distributions from the uninvested proceeds of this offering and borrowings. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our net investment income or cash flows from operations.

While Franklin Square Holdings has, in the past, limited our expenses to ensure that such expenses were reasonable in relation to our income, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company may limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth herein and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules and regulations, we may be adversely affected.

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

FB Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FB Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FB Advisor to earn increased asset management fees. In addition, the decision to utilize leverage has increased our assets and, as a result, has increased the amount of management fees payable to FB Advisor.

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

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “—Federal Income Tax Risks—We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

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

The incentive fee payable by us to FB Advisor may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FB Advisor is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage FB Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GDFM will receive a portion of the advisory fees paid to FB Advisor, GDFM may have an incentive to recommend investments that are riskier or more speculative.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FB Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

We invest primarily in senior secured term loans, second lien secured loans and, to a lesser extent, mezzanine debt and selected equity investments issued by private U.S. companies, including small and middle market companies.

Senior Secured Loans and Second Lien Secured Loans. When we invest in senior secured term loans and second lien secured loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

We invest primarily in first lien, second lien and, to a lesser extent, mezzanine debt issued by private U.S. companies, including small and middle market private U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including risks similar to those associated with the use of leverage.

Our wholly-owned financing subsidiary, Arch Street, has entered into a TRS with Citibank. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a more detailed discussion of the terms of the TRS between Arch Street and Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities subject to the TRS.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Arch Street is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Arch Street under the TRS.

In addition to customary events of default and termination events, the agreements governing the TRS with Citibank contain the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the agreements; (c) a default by Arch Street or us with respect to indebtedness in an amount equal to or greater than the lesser of $10,000 and 2% of our net asset value at such time; (d) a merger of Arch Street or us meeting certain criteria; (e) us or Arch Street amending our respective constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) our ceasing to be the investment manager of Arch Street or having authority to enter into transactions under the TRS on behalf of Arch Street, and not being replaced by an entity reasonably acceptable to Citibank.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Upon any termination of the TRS, Arch Street will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that Arch Street will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if Arch Street controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Relating to Debt Financing” below.

Second priority liens on collateral securing loans that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

A covenant breach by our portfolio companies may harm our operating results.

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

Our investments are primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Our wholly-owned financing subsidiary, Broad Street, has entered into a revolving credit facility with Deutsche Bank. The agreements governing this facility contain default provisions such as (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of us or Broad Street; (e) our ceasing to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us or FB Advisor or GDFM in our or their investment advisory capacities. An event of default under the facility would result, among other things, in the termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC.

The agreements governing the facility also require Broad Street to comply with certain operational covenants. These covenants require Broad Street to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the facility. The occurrence of certain “Super-Collateralization Events” results in an increase of the minimum aggregate value of eligible assets that Broad Street is required to maintain. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting in certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us or GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities. A decline in the value of assets owned by Broad Street or the occurrence of a Super-

Collateralization Event under the facility could result in us being required to contribute additional assets to Broad Street, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our stockholders.

The failure to meet collateral requirements under the facility or the occurrence of any other event of default which results in the termination of the facility may force Broad Street or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the facility, Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the facility and could sell such assets in order to satisfy amounts due under the facility.

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

At December 31, 2010, we had approximately $297.2 million of indebtedness outstanding under Broad Street’s revolving credit facility with Deutsche Bank.

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

Risks Relating to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value per share.

The purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, in the event of an increase in our net asset value per share, your purchase price may be higher than the prior semi-monthly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior semi-monthly closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, you could pay a premium of more than 5% for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%.

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

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital upon selling shares.

Our shares are illiquid assets for which there is not a secondary market, and it is not expected that any will develop in the future. We intend to seek to complete a liquidity event for our stockholders within five to seven years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

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

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

We intend to seek to complete a liquidity event for our stockholders within five to seven years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objectives.

The dealer manager for our public offering is FS2 Capital Partners, LLC, or our dealer manager. Our dealer manager has limited experience selling shares on behalf of a BDC. There is no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

Because the dealer manager is one of our affiliates, you will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty you face as a stockholder.

The dealer manager, FS2 Capital Partners, LLC, is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, you do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

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

We intend to conduct tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The first such tender offer commenced in March 2010 and the repurchase occurred in connection with our April 1, 2010 closing. The share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $5 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the Maryland General Corporation Law to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock. The Business Combination Act (if our board should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a Regulated Investment Company.”

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

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding per share amounts, are presented in thousands.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are currently selling our shares on a continuous basis at a price of $10.75 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours of the time that we price our shares.

A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 15, 2011:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	56,165,178.776

As of March 15, 2011, we had 15,722 record holders of our common stock.

Distributions

We declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, subject to the board of directors’ discretion and applicable legal restrictions, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year a statement on Form 1099-DIV, identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the years ended December 31, 2010 or 2009 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock.

To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Promptly following the payment of distributions to all stockholders of record, we will send information to stockholders residing in Maryland regarding the source of such distributions.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2008, 2009 and 2010:

	Distribution
For the Year Ended	Per Share(1)(2)(3)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010	0.8728	21,389

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.
(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.
(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

On January 13, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on January 31, 2011 to stockholders of record on January 14, 2011 and January 28, 2011, respectively. On February 14, 2011, our board of directors declared two regular semi-

monthly cash distributions of $0.032156 per share each, which were paid on February 28, 2011 to stockholders of record on February 14, 2011 and February 25, 2011, respectively. On March 14, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which will be paid on March 31, 2011 to stockholders of record on March 14, 2011 and March 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	13,545	63%	1,917	61%	25	100%
Capital gains proceeds from the sale of assets	7,844	37%	977	31%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	240	8%	—	—

Total	$21,389	100%	$3,134	100%	$25	100%

(1)	During the years ended December 31, 2010 and 2009, 84% and 57%, respectively, of our gross investment income was attributable to cash interest earned and 16% and 43%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $715,695 and $92,366 as of December 31, 2010 and 2009, respectively. The aggregate net unrealized appreciation on a tax basis was $17,885 and $8,226 as of December 31, 2010 and 2009, respectively. Our net investment income on a tax basis for the years ended December 31, 2010 and 2009 was $13,545 and $2,157, respectively. We distributed all of our net investment income earned as of December 31, 2010 and 2009.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on a non-performing loan, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
GAAP basis net investment income	$9,392	$2,151
Amortization of organizational costs	(43)	(43)
Tax accretion of discount on investment	133	49
Reversal of incentive fee accrual on unrealized gains	4,063	—

Tax basis net investment income	$13,545	$2,157

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

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all stockholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing stockholders. As the stock distributions did not change any stockholder’s proportionate interest in us, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2010 and 2009, the components of accumulated earnings on a tax basis were as follows:

	As of December 31,
	2010	2009
Distributable ordinary income	$1,290	$53
Incentive fee accrual on unrealized gains	(4,063)	—
Unamortized organizational costs	(558)	(600)
Unrealized appreciation on investments(1)	17,885	8,226

	$14,554	$7,679

(1)	As of December 31, 2010 and 2009, the gross unrealized appreciation on our investments was $20,136 and $8,390, respectively. As of December 31, 2010 and 2009, the gross unrealized depreciation on our investments was $2,251 and $164, respectively.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2010, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007 is derived from our financial statements which have been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

				Period from December 21, 2007 (Inception) to December 31, 2007
	Year Ended December 31,
	2010	2009	2008
Statement of operations data:
Investment income	$30,670	$4,420	$25	$—
Operating expenses
Total expenses	21,278	2,509	605	37
Less: Expense reimbursement from sponsor	—	(240)	—	—

Net expenses	21,278	2,269	605	37

Net investment income (loss)	9,392	2,151	(580)	(37)
Realized and unrealized gain	18,872	9,305	—	—

Net increase (decrease) in net assets resulting from operations	$28,264	$11,456	$(580)	$(37)

Per share data:
Net investment income (loss)—basic and diluted	$0.40	$0.48	$(4.72)

Net increase (decrease) in net assets resulting from operations—basic and diluted	$1.21	$2.57	$(4.72)

Distributions declared	$0.87	$0.67	$0.18

Balance sheet data:
Total assets	$782,005	$110,068	$1,000

Credit facility payable	$297,201	$—	$—

Total net assets	$389,232	$93,197	$999

Other data:
Total return(1)	13.08%	33.33%	2.40%
Number of portfolio company investments at period end	144	50	—
Total portfolio investments for the period	$849,242	$106,098	$—
Investment sales and prepayments for the period	$240,054	$16,717	$—

(1)	The 2008 total return is based on an initial investment at $7.32 per share, which represents the initial offering price per share, net of commissions and discounts, after taking into account the stock distributions to stockholders described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions”. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The total return does not consider the effect of the sales load from the sale of the Company’s common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.

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

Portfolio Investment Activity For The Years Ended December 31, 2010 and 2009

During the year ended December 31, 2010, we made investments in portfolio companies totaling $849,242. During the same period, we sold positions totaling $122,581 and received principal repayments of $117,473. As of December 31, 2010, our investment portfolio, with a total fair value of $733,580, consisted of interests in 144 portfolio companies (66% in first lien senior secured loans, 19% in second lien senior secured loans, 4% in senior secured bonds and 11% in mezzanine debt/other) with an average annual EBITDA of approximately $294.5 million. As of December 31, 2010, the investments in our portfolio were purchased at an average price of 94.9% of par value, the weighted average credit rating of our portfolio was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 8.5% based upon the purchase price of our investments.

During the year ended December 31, 2009, we made investments in portfolio companies totaling $106,098. During the same period, we sold positions totaling $11,779 and received principal repayments of $4,938. As of December 31, 2009, our investment portfolio, with a total fair value of $100,592, consisted of interests in 50 portfolio companies (46% in first lien senior secured loans, 45% in second lien senior secured loans and 9% in mezzanine debt) with an average annual EBITDA of approximately $269.4 million. As of December 31, 2009, the investments in our portfolio were purchased at an average price of 82.5% of par value, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield was 13.2% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010			2009
	Cost (1)	Fair Value	Percentage of Portfolio	Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$473,881	$484,105	66%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	131,960	135,962	19%	41,351	45,521	45%
Senior Secured Bonds	30,265	31,659	4%	—	—	0%
Mezzanine Debt/Other	79,408	81,854	11%	9,131	9,291	9%

	$715,514	$733,580	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2010, we had three such investments, all of which have been fully funded.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$129,749	17.6%	$10,739	10.7%
Consumer Staples	56,184	7.7%	4,615	4.6%
Energy	69,048	9.4%	9,388	9.3%
Financials	59,431	8.1%	6,876	6.8%
Healthcare	63,460	8.7%	3,927	3.9%
Industrials	96,762	13.2%	10,943	10.9%
Information Technology	117,499	16.0%	32,030	31.8%
Materials	46,832	6.4%	5,762	5.7%
Telecommunication Services	81,675	11.1%	12,671	12.7%
Utilities	12,940	1.8%	3,641	3.6%

Total	$733,580	100.0%	$100,592	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$38,899	5%	$—	—
2	682,861	93%	98,848	98%
3	11,384	2%	—	—
4	436	0%	1,744	2%
5	—	—	—	—

	$733,580	100%	$100,592	100%

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

Comparison of the years ended December 31, 2010 and December 31, 2009

Revenues

We generated investment income of $30,670 and $4,420 for the years ended December 31, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, mezzanine debt, collateralized loan and debt obligations and corporate bonds in our portfolio. Such revenues represent $25,742 and $2,513 of cash interest earned as well as $4,928 and $1,907 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2010 and 2009, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

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

In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the years ended December 31, 2010 or 2009.

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

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for the purchase and sale of our investments; and

•

all other expenses incurred by FB Advisor, our sub-adviser or us in connection with administering our business, including expenses incurred by FB Advisor or our sub-adviser in performing administrative services for us, and the reimbursement of the compensation of our chief compliance officer and other administrative personnel paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Our total operating expenses were $21,278 and $2,509 for the years ended December 31, 2010 and 2009, respectively. Our operating expenses include base management fees attributed to FB Advisor of $7,900 and $829 for the years ended December 31, 2010 and 2009, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $924 and $261 for the years ended December 31, 2010 and 2009, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We accrued incentive fee expenses during the years ended December 31, 2010 and 2009 of $5,459 and $173, respectively. The incentive fee expense for the year ended December 31, 2010 includes $4,063 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $3,881 for the year ended December 31, 2010 in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $568 and $326 for the years ended December 31, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $890 and $265 for the years ended December 31, 2010 and 2009, respectively.

Our other general and administrative expenses totaled $1,656 and $655 for the years ended December 31, 2010 and 2009, respectively, and consisted of the following:

	Year Ended December 31,
	2010	2009
Expenses associated with our independent audit and related fees	$385	$114
Compensation of our chief financial officer and our chief compliance officer	168	153
Legal fees	316	151
Printing fees	260	42
Fees paid to our independent directors	189	81
Other	338	114

Total	$1,656	$655

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

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the years ended December 31, 2010 and 2009, the ratio of our operating expenses to our average net assets was 9.89% and 6.53%, respectively. We generally expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The higher ratio of operating expenses to average net assets during the year ended December 31, 2010 compared to the year ended December 31, 2009 can primarily be attributed to (i) a change in our methodology during 2010 for accruing for incentive fees to include unrealized gains in the calculation of our capital gains incentive fee expense, even though no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized (see “—Critical Accounting Policies—Capital Gains Incentive Fee”), and (ii) interest expense related to the revolving credit facility between Broad Street and Deutsche Bank which was established during the first quarter of 2010. Without such expenses, our ratio of operating expenses to average net assets would have been approximately 6.20% during the year ended December 31, 2010.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the year ended December 31, 2010, we received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, reimbursements from Franklin Square Holdings totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chief executive officer, Michael Forman, and our director, David Adelman.

Net Investment Income

Our net investment income totaled $9,392 ($0.40 per share) and $2,151 ($0.48 per share) for the years ended December 31, 2010 and 2009, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $122,581 and $117,473, respectively, during the year ended December 31, 2010, from which we realized net gains of $9,081. We sold investments and received principal repayments of $11,779 and $4,938, respectively, during the year ended December 31, 2009, from which we realized net gains of $1,030.

Net Change in Unrealized Appreciation on Investments and Unrealized Loss on Foreign Currency

For the year ended December 31, 2010, the net change in unrealized appreciation on investments totaled $9,809 and the net change in unrealized loss on foreign currency totaled $18. For the year ended December 31, 2009, the net change in unrealized appreciation on investments totaled $8,275. We did not hold any investment denominated in a foreign currency during the year ended December 31, 2009. The unrealized appreciation on our investments during the year ended December 31, 2010 was primarily driven by general improvement in the credit markets. The increase in unrealized appreciation for the year ended December 31, 2009 was due primarily to general increases in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2010, the net increase in net assets resulting from operations was $28,264 ($1.21 per share) compared to a net increase in net assets resulting from operations of $11,456 ($2.57 per share) during the corresponding period in 2009.

Comparison of the years ended December 31, 2009 and December 31, 2008

We commenced operations on January 2, 2009, when we raised in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. As a result, no comparisons with the year ended December 31, 2008 have been provided.

For the year ended December 31, 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007, we incurred organization costs of $605 and $37, respectively, included in other general and administrative expenses, which represented our only operating activities at that time. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. These costs were paid on our behalf by an affiliate and were treated as capital contributions. No such costs were incurred during the years ended December 31, 2010 and 2009.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2010, we sold 31,320,067 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $324,420. The gross proceeds received during the year ended December 31, 2010 include reinvested stockholder distributions of $8,252. During the year ended December 31, 2010, we also incurred offering costs of $1,671 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $1,125 of these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par in our consolidated financial statement and the other expenses were charged to expense as incurred. The sales commissions and dealer manager fees related to the sale of our common stock were $30,252 for the year ended December 31, 2010. These sales commissions and fees include $5,435 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is one of our affiliates.

During the year ended December 31, 2009, we sold 10,105,293 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $93,464 and incurred related offering costs of $387 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs. The sales commissions and dealer manager fees related to the sale of our common stock were $8,187 for the year ended December 31, 2009. These sales commissions and fees include $1,295 retained by FS2.

As of March 15, 2011, we have sold 56,357,510 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $576,396 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $577,396 to date.

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

As of December 31, 2010, we had $38,790 in cash, which we have invested in interest bearing accounts.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2010, we repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 3, 2011, we repurchased 99,633 shares at $9.59 per share for aggregate consideration totaling $955.

Revolving Credit Facility

On January 28, 2011, Broad Street and Deutsche Bank entered into an amended and restated multi-lender, syndicated revolving credit facility, or the credit facility, which amended and restated the revolving credit facility Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto, or the original credit facility. Deutsche Bank is a lender and serves as administrative agent under the credit facility.

The credit facility provides for borrowings in an aggregate amount up to $340,000. Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $100,000 (referred to herein as the Tranche C Commitment). The credit facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments bear interest at the rate of LIBOR + 2.23% per annum and will mature and be due and payable on March 10, 2012. All Tranche C Commitments bear interest at the rate of LIBOR + 1.85% per annum and will mature and be due and payable on March 10, 2012. In connection with the amendment and restatement of the original credit facility, a $100,000 Tranche B Commitment that was provided under the original credit facility by Deutsche Bank to Broad Street on an uncommitted basis was converted into a $100,000 Tranche C Commitment provided by a new lender on a committed basis.

In connection with entering into the original credit facility, and from time to time thereafter, we have transferred debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

As of December 31, 2010, $297,201 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,341 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility. As of December 31, 2010, $835 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.38% on December 31, 2010. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $3,881 for the year ended December 31, 2010, of which $506 related to the amortization of deferred financing costs. We paid $2,492 in interest expense for the year ended December 31, 2010.

Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM, the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us or GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the credit facility exceeding the applicable advance rates, (c) the purchase by Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or us, (e) we cease to act as investment manager of Broad Street’s assets, (f) the decline of our net asset value below $50,000 and (g) fraud or other illicit acts by us or FB Advisor or GDFM in our or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate. Broad Street was in compliance with the terms of the credit facility as of December 31, 2010.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must distribute at least 90% of our “Investment Company Taxable Income,” as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

We declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2010 or 2009 represented a return of capital for tax purposes.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions and/or long-term capital gains distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2008, 2009 and 2010:

	Distribution
For the Year Ended	Per Share(1)(2)(3)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010	0.8728	21,389

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.
(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

On January 13, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on January 31, 2011 to stockholders of record on January 14, 2011 and January 28, 2011, respectively. On February 14, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on February 28, 2011 to stockholders of record on February 14, 2011 and February 25, 2011, respectively. On March 14, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which will be paid on March 31, 2011 to stockholders of record on March 14, 2011 and March 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	13,545	63%	1,917	61%	25	100%
Capital gains proceeds from the sale of assets	7,844	37%	977	31%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	240	8%	—	—

Total	$21,389	100%	$3,134	100%	$25	100%

(1)	During the years ended December 31, 2010 and 2009, 84% and 57%, respectively, of our gross investment income was attributable to cash interest earned and 16% and 43%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $715,695 and $92,366 as of December 31, 2010 and 2009, respectively. The aggregate net unrealized appreciation on a tax basis was $17,885 and $8,226 as of December 31, 2010 and 2009, respectively. Our net investment income on a tax basis for the years ended December 31, 2010 and 2009 was $13,545 and $2,157, respectively. We distributed all of our net investment income earned as of December 31, 2010 and 2009.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on a non-performing loan, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us. See “—Critical Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
GAAP basis net investment income	$9,392	$2,151
Amortization of organizational costs	(43)	(43)
Tax accretion of discount on investment	133	49
Reversal of incentive fee accrual on unrealized gains	4,063	—

Tax basis net investment income	$13,545	$2,157

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

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

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all stockholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distribution was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing stockholders. As the stock distributions did not change any stockholder’s proportionate interest in us, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions will be reported to stockholders annually on Form 1099-DIV.

As of December 31, 2010 and 2009, the components of accumulated earnings on a tax basis were as follows:

	As of December 31,
	2010	2009
Distributable ordinary income	$1,290	$53
Incentive fee accrual on unrealized gains	(4,063)	—
Unamortized organizational costs	(558)	(600)
Unrealized appreciation on investments(1)	17,885	8,226

	$14,554	$7,679

(1)	As of December 31, 2010 and 2009, the gross unrealized appreciation on our investments was $20,136 and $8,390, respectively. As of December 31, 2010 and 2009, the gross unrealized depreciation on our investments was $2,251 and $164, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we have undertaken a multi-step valuation process each quarter, as described below:

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of December 31, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. We valued our collateralized loan and debt obligations and our mezzanine debt investments by obtaining bid and ask prices from independent dealers. We valued all of our other investments, including our senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Our investments as of December 31, 2009 consisted entirely of debt securities that are traded on a private over-the-counter market for institutional investors. We valued one of our second lien investments and one of our mezzanine debt investments by obtaining bid and ask prices from independent dealers. We valued all of our other investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. We periodically benchmark the bid and ask prices received from the service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in portfolio investment values during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FB Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio during operations prior to our liquidation will be determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we have changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which only $1,396 was based on realized gains and is payable to FB Advisor.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2010 and 2009, we incurred $7,900 and $829, respectively, in base management fees and $924 and $261, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the years ended December 31, 2010 and 2009, we accrued $1,396 and $173, respectively, in capital gains incentive fees payable to FB Advisor under the investment advisory and administrative services agreement. We have also recorded $4,063 in incentive fees based on the unrealized gains in our investment portfolio as of December 31, 2010; however, such fees are not due and payable to FB Advisor unless and until such time as the gains become realized.

As of December 31, 2010, $297,201 was outstanding under the revolving credit facility between Broad Street and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the revolving credit facility between Broad Street and Deutsche Bank at December 31, 2010 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$297,201	$—	$297,201	$—	$—

(1)	At December 31, 2010, $42,799 remained unused under the revolving credit facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, we adopted this guidance during 2010, and such adoption did not have a significant impact on our consolidated financial statements or disclosures. We are currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on our consolidated financial statement disclosures when adopted.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 8% hurdle, and 20% of net realized gains, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. During the years ended December 31, 2010 and 2009, FB Advisor earned $7,900 and $829, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $5,039 and $392 of these fees during the years ended December 31, 2010 and 2009, respectively.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of our investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which only $1,396 was based on realized gains and is payable to FB Advisor. During the year ended December 31, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the years ended December 31, 2010 and 2009, we incurred administrative services charges of $924 and $261, respectively, attributable to FB Advisor. Of these charges, $908 and $257, respectively, related to the allocation of costs of administrative personnel for services provided to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We have paid FB Advisor $710 and $165, respectively, for the services incurred under this arrangement during the years ended December 31, 2010 and 2009.

Franklin Square Holdings funded offering costs and other expenses in the amount of $1,125, $404 and $1,914 for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the other expenses were charged to expense as incurred. We incurred organization costs of $605 during the year ended December 31, 2008. No such costs were incurred during the years ended December 31, 2010 and 2009.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the years ended December 31, 2010 and 2009, FS2 retained $5,435 and $1,295, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2.5 million, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $1,678 and $1,418, respectively, to FB Advisor and its affiliates during the years ended December 31, 2010 and 2009. As of December 31, 2010, $641 is payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both us and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, our chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners, L.P. nor FB Advisor is making private corporate debt investments for clients other than us currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the year ended December 31, 2010, we received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, the reimbursements from Franklin Square Holdings totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chief executive officer, Michael Forman, and our director, David Adelman.

Recent Developments

For the period from January 1, 2011 to March 15, 2011, we have sold 14,932,150 shares of our common stock for gross proceeds of $158,512 at an average price per share of $10.62.

On March 18, 2011, Arch Street, our newly-formed, wholly-owned financing subsidiary, entered into a total return swap, or TRS, for senior secured floating rate loans with Citibank.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum market value of $200,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS.

A TRS is a commonly used form of financing arrangement that provides economic exposure similar to the exposure under Broad Street’s credit facility. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

Generally, pursuant to a TRS, one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities subject to the TRS.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

Pursuant to the terms of an investment management agreement that we have entered into with Arch Street, we act as the manager of the rights and obligations of Arch Street under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. The terms of the TRS are governed by a set of agreements between Arch Street and Citibank, which collectively establish the TRS, and are collectively referred to herein as the TRS Agreement.

Pursuant to the terms of the TRS Agreement, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arch Street will receive from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street will pay to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. Arch Street may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2010, all but sixteen of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the $340,000 revolving credit facility which Broad Street maintains with Deutsche Bank, Broad Street borrows at a floating rate based on LIBOR. Pursuant to the terms of the TRS between Arch Street and Citibank, Arch Street pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $200,000. We expect any future credit facilities or total return swap agreements that we or any subsidiary may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FS Investment Corporation, including the consolidated schedules of investments as of December 31, 2010 and 2009, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 24, 2011 expressed an unqualified opinion.

/s/    McGladrey & Pullen, LLP

Blue Bell, Pennsylvania

March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of FS Investment Corporation, including the consolidated schedules of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010 by correspondence with the custodians, or by other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FS Investment Corporation as of December 31, 2010 and 2009 and the results of its consolidated operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2011 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

/s/    McGladrey & Pullen, LLP

Blue Bell, Pennsylvania

March 24, 2011

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Investments, at fair value (amortized cost—$715,514 and $92,317, respectively)	$733,580	$100,592
Cash	38,790	9,035
Receivable for investments sold and repaid	5,162	15
Interest receivable	3,632	402
Deferred financing costs	835	14
Prepaid expenses and other assets	6	10

Total assets	$782,005	$110,068

Liabilities
Payable for investments purchased	$81,800	$15,366
Credit facility payable	297,201	—
Stockholder distributions payable	2,556	616
Management fees payable	3,298	437
Capital gains incentive fee payable(1)	5,459	173
Administrative services fees payable	310	96
Reimbursements payable	641	—
Interest payable	883	—
Other accrued expenses and liabilities	625	183

Total liabilities	392,773	16,871

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 41,332,661 and 10,241,544 shares issued and outstanding, respectively(2)	41	10
Capital in excess of par value	374,637	85,508
Accumulated undistributed net realized gains on investments	1,290	53
Accumulated distributions in excess of net investment income(3)	(4,802)	(649)
Net unrealized appreciation on investments and loss on foreign currency	18,066	8,275

Total stockholders’ equity	389,232	93,197

Total liabilities and stockholders’ equity	$782,005	$110,068

Net asset value per common share at period end	$9.42	$9.10

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The outstanding shares and net asset value per common share reflect these stock distributions on a retroactive basis.
(3)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Investment income
Interest income	$30,670	$4,420	$25
Operating expenses
Management fees	7,900	829	—
Capital gains incentive fees(1)	5,459	173	—
Administrative services expenses	924	261	—
Stock transfer agent fees	890	265	—
Accounting and administrative fees	568	326	—
Interest expense	3,881	—	—
Other general and administrative expenses	1,656	655	605

Total expenses	21,278	2,509	605
Less: Expense reimbursement from sponsor (Note 4)	—	(240)	—

Net expenses	21,278	2,269	605

Net investment income (loss)	9,392	2,151	(580)

Realized and unrealized gain
Net realized gain on investments	9,081	1,030	—
Net change in unrealized appreciation on investments	9,809	8,275	—
Net change in unrealized loss on foreign currency	(18)	—	—

Total net realized and unrealized gain on investments	18,872	9,305	—

Net increase (decrease) in net assets resulting from operations	$28,264	$11,456	$(580)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$1.21	$2.57	$(4.72)

Weighted average shares outstanding(2)	23,283,593	4,465,071	122,850

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect these stock distributions on a retroactive basis.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operations
Net investment income	$9,392	$2,151	$(580)
Net realized gain on investments	9,081	1,030	—
Net change in unrealized appreciation on investments	9,809	8,275	—
Net change in unrealized loss on foreign currency	(18)	—	—

Net increase (decrease) in net assets resulting from operations	28,264	11,456	(580)

Stockholder distributions(1)
Distributions from net investment income	(13,545)	(2,157)	(25)
Distributions from net realized gain on investments	(7,844)	(977)	—

Net decrease in net assets resulting from stockholder distributions	(21,389)	(3,134)	(25)

Capital share transactions
Issuance of common stock	285,916	84,787	1,000
Reinvestment of stockholder distributions	8,252	490	—
Repurchases of common stock	(2,143)	—	—
Offering costs	(1,671)	(387)	(1,310)
Reimbursement of investment adviser (Note 4)	(2,319)	(1,418)	—
Capital contributions of investment adviser	1,125	404	1,914

Net increase in net assets resulting from capital share transactions	289,160	83,876	1,604

Total increase in net assets	296,035	92,198	999
Net assets at beginning of year	93,197	999	—

Net assets at end of year	$389,232	$93,197	$999

(1)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net increase in net assets resulting from operations	$28,264	$11,456	$(580)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(849,242)	(106,098)	—
Payment-in-kind interest	(103)	(133)	—
Proceeds from sales and repayments of investments	240,054	16,717	—
Net change in unrealized appreciation on investments	(9,809)	(8,275)	—
Net change in unrealized loss on foreign currency	18	—	—
Net realized gain on investments	(9,081)	(1,030)	—
Accretion of discount	(4,825)	(1,774)	—
Amortization of deferred financing costs	506	—	—
Increase in interest receivable	(3,230)	(402)	—
(Increase) Decrease in prepaid expenses and other assets	4	(24)	—
Increase in payable for investments purchased	66,434	15,366	—
Increase in receivable for investments sold and repaid	(5,147)	(15)	—
Increase in management fees payable	2,861	437	—
Increase in capital gains incentive fee payable	5,286	173	—
Increase in interest payable	883	—	—
Increase in administrative services fees payable	214	96	—
Increase in other accrued expenses and liabilities	442	183	1

Net cash used in operating activities	(536,471)	(73,323)	(579)

Cash flows from financing activities
Issuance of common stock	285,916	84,787	1,000
Reinvestment of stockholder distributions	8,252	490	—
Repurchases of common stock	(2,143)	—	—
Offering costs	(1,671)	(387)	(1,310)
Payments to investment adviser for offering and organization costs (Note 4)	(1,678)	(1,418)	—
Capital contributions of investment adviser	1,125	404	1,914
Stockholder distributions	(19,449)	(2,518)	(25)
Borrowings under credit facility	297,201	—	—
Deferred financing costs paid	(1,327)	—	—

Net cash provided by financing activities	566,226	81,358	1,579

Total increase in cash	29,755	8,035	1,000
Cash at beginning of year	9,035	1,000	—

Cash at end of year	$38,790	$9,035	$1,000

Non-cash financing activities
Payable to investment adviser for offering and organization costs (Note 4)	$641	$—	$—

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—124.4%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$5,508	$5,233	$5,494
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/29/16(d)	Consumer Staples	4,924	4,829	4,934
Airvana Network Solutions Inc., L+900, 2.0% LIBOR Floor, 8/27/14	Telecommunication Services	2,367	2,356	2,378
Alaska Communications Systems Holdings, Inc., L+400, 1.5% LIBOR Floor, 10/21/16(f)	Telecommunication Services	3,683	3,647	3,701
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14(d)(e)	Financials	2,000	2,020	2,015
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	7,363	7,260	7,455
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	6,923	6,869	6,942
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	949	797	902
Anchor Glass Container Corp., L+400, 2.0% LIBOR Floor, 3/1/16(d)	Industrials	3,416	3,386	3,430
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	7,302	7,229	7,321
Armstrong World Industries, Inc., L+350, 1.5% LIBOR Floor, 5/23/17(d)(f)	Industrials	1,687	1,678	1,702
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,985	1,967	2,000
Atlantic Broadband Finance, LLC, L+350, 1.5% LIBOR Floor, 11/29/15(d)	Telecommunication Services	1,338	1,331	1,350
Avaya Inc., L+350, 0.8% LIBOR Floor, 10/24/14(d)	Information Technology	9,925	9,170	9,598
BBHI Acquisition LLC, L+300, 1.5% LIBOR Floor, 12/14/17(d)	Telecommunication Services	2,064	2,043	2,078
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16(e)	Information Technology	1,789	1,771	1,804
Burger King Corp., L+450, 1.8% LIBOR Floor, 10/19/16(d)	Consumer Staples	6,529	6,547	6,638
Calumet Lubricants Co., LP, L+400, 1/3/15(d)(f)	Energy	2,819	2,630	2,727
Canwest LP, L+700, 2.0% LIBOR Floor, 7/23/16(d)(e)(f)	Consumer Discretionary	7,828	7,754	7,960
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,578	1,562	1,593
CDW Corp., L+500, 7/10/17(d)	Information Technology	5,584	4,978	5,551
Cedar Fair, LP, L+400, 1.5% LIBOR Floor, 12/15/16(d)(f)	Consumer Discretionary	2,954	2,927	2,989
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(f)	Consumer Discretionary	6,667	6,600	6,728
Ceridian Corp., L+300, 11/9/14(d)	Industrials	7,456	6,780	7,115
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(f)	Energy	6,965	6,878	7,289
Clopay Ames True Temper Holding Corp., L+600, 1.8% LIBOR Floor, 9/30/16(d)(e)(f)	Consumer Discretionary	7,941	7,903	8,021
CMP Susquehanna Corp., L+200, 5/5/13(d)(e)	Telecommunication Services	6,980	6,267	6,319
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14(d)	Telecommunication Services	1,942	1,656	1,767
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,314	2,303	2,342
Corel Corp., L+400, 5/2/12(f)	Information Technology	1,434	1,313	1,369
Cumulus Media Inc., L+375, 6/11/14(d)	Telecommunication Services	4,060	3,748	3,787
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,830	2,806	2,851
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16	Industrials	9,231	9,092	9,144
DEI Sales, Inc., L+550, 2.0% LIBOR Floor, 9/22/13	Consumer Discretionary	2,348	2,201	2,160
DineEquity, Inc., L+450, 1.5% LIBOR Floor, 10/7/17(d)(f)	Consumer Staples	2,436	2,412	2,476
Dunkin’ Brands, Inc., L+425, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Staples	2,500	2,488	2,534
Fairmount Minerals, Ltd., L+450, 1.8% LIBOR Floor, 8/5/16(d)	Materials	6,759	6,701	6,885
Fifth Third Processing Solutions LLC, L+400, 1.5% LIBOR Floor, 11/3/16(d)	Financials	3,731	3,695	3,769
First Data Corp., L+275, 9/24/14(d)	Information Technology	7,621	6,622	7,063
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Energy	4,500	4,413	4,596
Freescale Semiconductor, Inc., L+425, 12/1/16(d)	Industrials	7,437	7,076	7,224
General Chemical Corp., L+500, 1.8% LIBOR Floor, 10/6/15(d)(e)	Materials	7,527	7,557	7,637
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16(d)	Consumer Discretionary	2,441	2,418	2,466
Global Tel Link Corp., L+550, 1.8% LIBOR Floor, 11/10/16(d)	Telecommunication Services	8,304	8,151	8,206
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,814	1,796	1,826
Green Mountain Coffee Roasters, Inc., L+400, 1.5% LIBOR Floor, 12/16/16(d)(f)	Consumer Staples	1,754	1,737	1,757
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15(d)	Financials	4,466	4,303	4,459
Grifols, SA , L+425, 1.8% LIBOR Floor, 6/4/16(d)(e)(f)	Healthcare	4,336	4,295	4,392
Hanger Orthopedic Group, Inc., L+375, 1.5% LIBOR Floor, 12/1/16(d)(f)	Healthcare	1,944	1,935	1,962
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,929	9,830	9,931
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16(d)	Financials	11,642	11,526	11,671
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)	Industrials	2,448	2,121	2,223
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16(e)	Healthcare	3,636	3,564	3,618
Infogroup, Inc., L+450, 1.8% LIBOR Floor, 7/1/16(d)	Consumer Discretionary	4,647	4,563	4,695
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(d)(e)(f)	Telecommunication Services	5,638	5,609	5,702
Interactive Data Corp., L+500, 1.8% LIBOR Floor, 1/29/17(d)(e)(f)	Financials	6,716	6,651	6,813
Intralinks, Inc.,L+425, 1.5% LIBOR Floor, 6/15/14	Information Technology	1,451	1,169	1,437
KIK Custom Products Inc., L+225, 5/31/14(d)(f)	Consumer Staples	4,949	4,394	4,248
Knology, Inc., L+400, 1.5% LIBOR Floor, 10/15/16(d)(f)	Consumer Discretionary	1,950	1,931	1,964
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(f)	Information Technology	5,993	5,879	6,008
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17(e)	Information Technology	5,000	4,925	4,950
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(d)(f)	Healthcare	1,667	1,650	1,677
Michael Foods Group, Inc., L+450, 1.8% LIBOR Floor, 6/29/16(d)	Consumer Staples	2,536	2,490	2,575

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	$882	$666	$789
NBTY, Inc., L+450, 1.8% LIBOR Floor, 10/1/17(d)	Consumer Staples	2,212	2,191	2,248
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	3,303	3,283	3,270
New Development Holdings, LLC (Calpine), L+550, 1.5% LIBOR Floor, 7/3/17(d)(f)	Utilities	5,558	5,486	5,662
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,638	4,968	5,397
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,230	6,198	6,316
Petco Animal Supplies, Inc., L+450, 1.5% LIBOR Floor, 11/24/17(d)	Consumer Discretionary	2,930	2,901	2,958
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	4,402	4,375	4,424
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17(e)	Financials	1,538	1,523	1,551
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(e)	Consumer Discretionary	2,083	2,063	2,099
RepconStrickland, Inc., L+525, 3.3% LIBOR Floor, 2/19/13	Energy	3,925	3,595	3,572
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)(f)	Consumer Discretionary	5,000	4,900	4,925
Revlon Consumer Products Corp., L+400, 2.0% LIBOR Floor, 3/11/15(d)(f)	Consumer Discretionary	6,357	6,263	6,393
Reynolds & Reynolds Co., L+350, 1.8% LIBOR Floor, 4/21/17(d)	Information Technology	4,969	4,936	5,011
Reynolds Group Holdings Inc., L+446, 1.8% LIBOR Floor, 5/5/16(d)(f)	Industrials	7,950	7,934	8,043
Rural/Metro Corp., L+425, 1.8% LIBOR Floor, 11/24/16(d)(f)	Industrials	1,474	1,466	1,491
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	3,084	3,052	3,090
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)(f)	Information Technology	7,382	7,230	7,513
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12(d)(f)	Energy	3,492	3,458	3,457
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	7,948	7,824	8,021
Sitel, LLC, L+550, 1/30/14(d)	Telecommunication Services	5,966	5,614	5,707
Six Flags Theme Parks, Inc., L+400, 1.5% LIBOR Floor, 6/30/16(d)(f)	Consumer Discretionary	2,737	2,724	2,765
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Healthcare	5,966	5,877	5,932
Smurfit-Stone Container Enterprises, Inc., L+475, 2.0% LIBOR Floor, 2/10/16(f)	Industrials	6,965	6,905	7,093
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(f)	Information Technology	5,903	5,942	5,991
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	8,000	7,783	8,020
Styron Sarl, L+575, 1.8% LIBOR Floor, 6/14/16(d)	Materials	7,897	7,812	8,027
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	4,000	4,000	4,002
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(e)(f)	Industrials	4,545	4,500	4,568
Syniverse Holdings, Inc., L+375, 1.5% LIBOR Floor, 9/8/14(d)(e)(f)	Telecommunication Services	2,029	2,009	2,055
Targus Information Corp., L+525, 1.8% LIBOR Floor, 12/28/16(e)	Information Technology	5,000	4,900	4,950
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,004	8,024	8,018
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	9,384	7,737	7,278
The Gymboree Corp., L+400, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Discretionary	2,139	2,128	2,154
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(f)	Telecommunication Services	1,317	1,317	1,324
Toys“R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,733	6,696	6,806
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14(d)(f)	Energy	8,960	8,904	9,464
Univar Inc., L+450, 1.8% LIBOR Floor, 6/30/17(d)	Materials	6,642	6,589	6,640
Universal Health Services, Inc., L+400, 1.5% LIBOR Floor, 11/15/16(f)	Healthcare	5,000	4,930	5,079
Vertafore, Inc., L+500, 1.8% LIBOR Floor, 7/29/16(d)	Information Technology	6,910	6,827	6,969
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	539	244	436
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	804	675	379

Total Senior Secured Loans—First Lien			473,881	484,105

Senior Secured Loans—Second Lien—34.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17	Consumer Staples	5,000	4,864	5,072
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	10,000	9,850	10,083
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16	Healthcare	10,000	9,716	9,750
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,672	1,712
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,358	4,951
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,343	2,616
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)(e)	Information Technology	6,000	5,925	6,158
Carestream Health, Inc., L+525, 10/30/13(d)	Healthcare	8,000	7,723	7,892
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	250	199	180
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,915	5,070
Dresser, Inc., L+575, 5/4/15(d)	Energy	7,405	6,980	7,411
Edwards Ltd., L+575, 11/30/14(d)(f)	Industrials	2,305	2,062	2,201
FR Brand Acquisition Corp., L+625, 2/7/15(d)	Industrials	8,000	6,948	7,256
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,863	7,230
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,919	2,941
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	10,000	10,106	10,169
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	500
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(e)(f)	Energy	10,000	9,700	9,850
TPF Generation Holdings (Tenaska Power Fund), LLC, L+425, 12/15/14(d)	Energy	9,170	8,329	8,442

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	$10,000	$9,902	$10,131
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	8,384	8,385	8,497
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(e)	Materials	7,960	7,701	7,850

Total Senior Secured Loans—Second Lien			131,960	135,962

Senior Secured Bonds—8.1%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	7,348	7,383	7,458
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,232	4,517
Logan’s Roadhouse, Inc., 10.8%, 10/15/17	Consumer Discretionary	4,000	4,000	4,322
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,971	5,318
Paetec Holding Corp., 8.9%, 6/30/17(d)	Telecommunication Services	4,680	4,809	5,008
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	817
Stallion Oilfield Services Ltd., 10.5%, 2/15/15	Energy	4,000	4,070	4,219

Total Senior Secured Bonds			30,265	31,659

Mezzanine Debt/Other—21.0%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	2,000	1,051	1,375
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,028	3,565
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,743	1,633
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,137
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,908	7,253
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,001
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	960	1,207
Blue Mountain CLO III Class E, L+355, 3/17/21	Financials	$2,000	869	1,195
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,175
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	8,000	8,000	7,682
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,133	1,219
Hughes Network Systems, LLC, 9.5%, 4/15/14(f)	Telecommunication Services	2,000	2,072	2,070
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,012	3,920
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,182	2,390
Mediacom Broadband LLC, 8.5%, 10/15/15(f)	Consumer Discretionary	2,000	2,029	2,011
Mountain View CLO II Class Pref, 17.4%, 1/12/21(e)(f)	Financials	8,975	7,272	7,135
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,867	6,980
NBTY, Inc., 9.0%, 10/1/18	Consumer Staples	4,700	4,700	5,036
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,774	2,900
Paetec Holding Corp., 9.9%, 12/1/18(f)	Telecommunication Services	4,000	3,868	4,030
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,940	2,940

Total Mezzanine Debt			79,408	81,854

TOTAL INVESTMENTS—188.4%			$715,514	733,580

LIABILITIES IN EXCESS OF OTHER ASSETS—(88.4%)				(344,348)

NET ASSETS—100.0%				$389,232

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. Dollars unless otherwise noted.
(c)	Fair value determined by the Company’s Board of Directors (see Note 7).
(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 9 and 10).
(e)	Position or portion thereof unsettled as of December 31, 2010.
(f)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

See notes to consolidated financial statements.

FS Investment Corporation

Schedule of Investments

As of December 31, 2009

(in thousands)

Portfolio Company(a)	Industry	Principal Amount	Amortized Cost	Fair Value(b)
Senior Secured Loans—First Lien—49.1%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$3,079	$2,733	$2,987
AmWINS Group, Inc., L+250, 6/8/13	Financials	975	762	829
Apptis (DE), Inc., L+325, 12/20/12	Information Technology	879	684	835
CamelBak Products, Prime+475, 8/4/11	Consumer Discretionary	1,966	1,817	1,857
Caritor, Inc. (Keane Inc.), L+225, 6/4/13	Information Technology	1,988	1,571	1,827
Columbian Chemicals Co., L+600, 3/16/13	Materials	1,214	816	1,068
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14	Telecommunication Services	1,984	1,618	1,711
Corel Corp., L+400, 5/2/12	Information Technology	1,569	1,346	1,386
Data Transmission Network Corp., L+500, 3/10/13	Information Technology	483	433	464
Edwards Ltd., L+200, 5/31/14	Industrials	1,950	1,272	1,553
First Data Corp., L+ 275, 9/24/14	Information Technology	2,982	2,348	2,654
Global Tel Link Corp., L+600, 3.0% LIBOR Floor, 2/14/13	Telecommunication Services	401	362	398
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15	Financials	3,000	2,851	2,895
Harland Clarke Holdings Corp., L+250, 6/30/14(c)	Industrials	2,483	1,818	2,082
InfrastruX Group, Inc., L+500, 2.5% LIBOR Floor, 0.5% PIK, 11/3/12	Industrials	724	670	656
Intralinks, Inc., L+275, 6/15/14	Information Technology	1,480	1,120	1,391
Kenan Advantage Group, Inc., L+275, 12/16/11	Industrials	990	807	950
King Pharmaceuticals, Inc., L+500, 4/19/12	Healthcare	117	97	100
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	889	592	689
National Processing Co. Group, Inc., L+500, 2.5% LIBOR Floor, 10/31/13	Information Technology	1,196	1,136	1,144
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(c)	Information Technology	2,955	2,601	2,859
Pierre Foods, Inc., L+600, 2.5% LIBOR Floor, 9/30/14	Consumer Staples	2,850	2,768	2,871
Quantum Corp., L+350, 7/12/14	Information Technology	897	762	833
SafeNet, Inc., L+250, 4/12/14	Information Technology	495	358	467
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12	Energy	4,000	3,804	3,940
Sitel, LLC, L+550, 1/30/14	Telecommunication Services	2,000	1,498	1,777
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,473	3,431	3,641
Vertellus Specialties, Inc., L+425, 12/10/12	Materials	487	416	472
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	544	246	320
West Corp., L+500, 3.5% LIBOR Floor, 10/24/13	Telecommunication Services	495	442	498
Yell Group Plc, L+300, 7/31/14	Consumer Discretionary	845	656	626

Total Senior Secured Loans—First Lien			41,835	45,780

Senior Secured Loans—Second Lien—48.8%
Allen Systems Group, Inc., L+800, 3.0% LIBOR Floor, 2.0% PIK, 4/19/14	Information Technology	4,016	3,812	3,906
American Safety Razor, L+625, 1/30/14	Consumer Staples	2,500	1,864	1,744
AmWINS Group, Inc., L+550, 6/8/14	Financials	300	184	247
Aspect Software, Inc., L+700, 7/11/12	Information Technology	3,500	2,187	3,229
Asurion Corp., L+650, 7/3/15(c)	Financials	3,000	2,600	2,905
Attachmate Corp., L+675, 10/13/13	Information Technology	3,000	2,433	2,460
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,195	2,322
Bresnan Communications LLC, L+450, 3/29/14	Telecommunication Services	1,000	765	953
Building Materials Corp. of America, L+575, 10/6/14	Materials	2,000	1,654	1,825
Custom Building Products, L+800, 2.8% LIBOR Floor, 4/20/12	Materials	2,500	2,347	2,397
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,901	5,075
Dresser, Inc., L+575, 5/4/15(c)	Energy	4,000	3,116	3,723
FR Brand Acquisition Corp., L+600, 2/7/15	Industrials	2,000	1,306	1,682
Harrington Holdings, Inc., L+600, 7/11/14	Healthcare	1,000	680	840
ILC Holdings, Inc., 11.5%, 6/30/14	Industrials	4,000	4,000	4,020
Intergraph Corp., L+600, 11/28/14	Information Technology	1,000	868	950
Sirius Computer Solutions, Inc., L+600, 5/30/13	Information Technology	3,000	2,152	2,550
Sorenson Communications, Inc., L+700, 2/16/14	Telecommunication Services	3,008	2,584	2,968
TPF Generation Holdings (Tenaska Power Fund), L+425, 12/15/14(c)	Energy	2,000	1,703	1,725

Total Senior Secured Loans—Second Lien			41,351	45,521

See notes to consolidated financial statements.

FS Investment Corporation

Schedule of Investments (continued)

As of December 31, 2009

(in thousands)

Portfolio Company(a)	Industry	Principal Amount	Amortized Cost	Fair Value(b)
Mezzanine Debt—10.0%
ATI Enterprises, Inc., L+1100, 2.3% LIBOR Floor, 12/30/16(c)	Consumer Discretionary	$5,000	$4,901	$4,925
Sorenson Holdings, Inc., L+1200 PIK, 8/16/14(c)	Telecommunication Services	4,616	4,230	4,366

Total Mezzanine Debt			9,131	9,291

TOTAL INVESTMENTS—107.9%			$92,317	100,592

LIABILITIES IN EXCESS OF OTHER ASSETS—(7.9%)				(7,395)

NET ASSETS—100.0%				$93,197

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Fair value determined by the Company’s Board of Directors (see Note 7).
(c)	Position or portion thereof unsettled as of December 31, 2009.

See notes to consolidated financial statements.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2010, the Company had one wholly-owned financing subsidiary, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010. On March 1, 2011, the Company formed a second wholly-owned financing subsidiary, Arch Street Funding LLC, or Arch Street. See “Note 12. Subsequent Events.” The consolidated financial statements include both the Company’s accounts and the accounts of Broad Street. The consolidated financial statements do not include the accounts of Arch Street, as Arch Street was not in existence during the periods covered by the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through March 15, 2011, the Company has sold 56,357,510 shares (as adjusted for stock distributions) of common stock for gross proceeds of $576,396. As of March 15, 2011, the Company had raised total gross proceeds of $577,396, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the years ended December 31, 2010 and 2009, the Company sold 31,320,067 and 10,105,293 shares for gross proceeds of $324,420 and $93,464 at an average price per share of $10.31 and $9.25, respectively. The gross proceeds received during the years ended December 31, 2010 and 2009 include reinvested stockholder distributions of $8,252 and $490, respectively. During the period from January 1, 2011 to March 15, 2011, the Company sold 14,932,150 shares of common stock for gross proceeds of $158,512 at an average price per share of $10.62.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions of $30,252 and $8,187 for the years ended December 31, 2010 and 2009, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the FDIC.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company’s investment adviser, FB Income Advisor, LLC or FB Advisor, prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company has undertaken a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially valued by FB Advisor’s management team, with such valuation potentially taking into account information received from the Company’s sub-adviser or an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the Company’s valuation committee;

•

the valuation committee reviews the preliminary valuation and FB Advisor’s management team, together with the Company’s independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the Company’s financial statements. Below is a description of factors that the board of directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt,

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

Equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

The fair values of the Company’s investments are determined in good faith by its board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s investments as of December 31, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued its collateralized loan and debt obligations and its mezzanine debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company’s investments as of December 31, 2009 consisted entirely of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued one of its second lien investments and one of its mezzanine debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices received from the service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third-party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in portfolio investment values during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement the Company entered into with FB Advisor, the incentive fee on capital gains earned on liquidated investments of the Company’s portfolio during operations prior to a liquidation of the Company will be determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company has changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor as if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of its portfolio, of which only $1,396 was based on realized gains and is payable to FB Advisor.

Organization Costs: Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred and are included in other general and administrative expenses. For the year ended December 31, 2008, the Company incurred organization costs of $605, which were paid on behalf of the Company by an affiliate and have been recorded as a capital contribution (Note 4). There were no organization costs for the years ended December 31, 2010 and 2009.

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 pertaining to the public offering of its shares of common stock, or the Registration Statement. The Company has charged offering costs

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

against capital in excess of par on the balance sheet. During the years ended December 31, 2010, 2009 and 2008, the Company had offering costs of $1,671, $387 and $1,310, respectively, of which $1,125, $387 and $1,310, respectively, were paid on behalf of the Company by an affiliate and have been recorded as a contribution to capital (Note 4).

Income Taxes: The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make sufficient distributions to its stockholders to maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2010, 2009 and 2008, the Company did not incur any interest or penalties.

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

Distributions: Distributions to stockholders are recorded as of the record date. The amount of distributions was determined by the Company’s board of directors on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Reclassifications: Certain amounts in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2010. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Except for the gross presentation of Level 3 roll forward information, the Company adopted this guidance during 2010, and such adoption did not have a significant impact on the Company’s consolidated financial statements or disclosures. The Company is currently evaluating the impact that the gross presentation of Level 3 roll forward information will have on its consolidated financial statement disclosures when adopted. See “Note 7. Fair Value of Financial Instruments” for a discussion of the three-level fair value hierarchy employed by the Company under existing accounting guidance.

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subordinated to a preferred return on adjusted capital, as defined in the Company’s investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized rate of 8.0%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. During the years ended December 31, 2010 and 2009, FB Advisor earned $7,900 and $829, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $5,039 and $392, respectively, of these fees during the years ended December 31, 2010 and 2009.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of the Company’s portfolio, of which only $1,396 was based on realized gains and is payable to FB Advisor. During the year ended December 31, 2010, the Company paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the years ended December 31, 2010 and 2009, the Company incurred administrative services charges of $924 and $261, respectively, attributable to FB Advisor. Of these charges, $908 and $257, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $710 and $165, respectively, for the services incurred under this arrangement during the years ended December 31, 2010 and 2009.

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, funded offering costs and other expenses in the amount of $1,125, $404 and $1,914 for the years ended December 31, 2010, 2009 and 2008, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the other expenses were charged to expense as incurred by the Company. The Company incurred organization costs of $605 during the year ended December 31, 2008. No such costs were incurred during the years ended December 31, 2010 and 2009.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the years ended December 31, 2010, and 2009, FS2 retained $5,435 and $1,295, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was declared effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $1,678 and $1,418, respectively, to FB Advisor and its affiliates during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, $641 is payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, the Company’s chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners, L.P. nor FB Advisor is making private corporate debt investments for clients other than the Company currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the year ended December 31, 2010, the Company received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, the reimbursements from Franklin Square Holdings totaled $240. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s chief executive officer, Michael Forman, and its director, David Adelman.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the years ended December 31, 2008, 2009 and 2010:

	Distribution
For the Year Ended	Per Share(1)(2)(3)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010	0.8728	21,389

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.
(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.
(3)	On October 13, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

On January 13, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on January 31, 2011 to stockholders of record on January 14, 2011 and January 28, 2011, respectively. On February 14, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on February 28, 2011 to stockholders of record on February 14, 2011 and February 25, 2011, respectively. On March 14, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which will be paid on March 31, 2011 to stockholders of record on March 14, 2011 and March 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	13,545	63%	1,917	61%	25	100%
Capital gains proceeds from the sale of assets	7,844	37%	977	31%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	240	8%	—	—

Total	$21,389	100%	$3,134	100%	$25	100%

(1)	During the years ended December 31, 2010 and 2009, 84% and 57%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 16% and 43%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $715,695 and $92,366 as of December 31, 2010 and 2009, respectively. The aggregate net unrealized appreciation on a tax basis was $17,885 and $8,226 as of December 31, 2010 and 2009, respectively. The Company’s net investment income on a tax basis for the years ended December 31, 2010 and 2009 was $13,545 and $2,157, respectively. The Company distributed all of its net investment income earned as of December 31, 2010 and 2009.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of the Company’s operations, interest income earned on a tax basis due to the required accretion of discount on a non-performing loan, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company. See “Note 2. Summary of Significant Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
GAAP basis net investment income	$9,392	$2,151
Amortization of organizational costs	(43)	(43)
Tax accretion of discount on investment	133	49
Reversal of incentive fee accrual on unrealized gains	4,063	—

Tax basis net investment income	$13,545	$2,157

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

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

The stock distributions increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock distributions were issued to all stockholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, the Company’s board of directors determined that these issuances would not be dilutive to existing stockholders. As the stock distributions did not change any stockholder’s proportionate interest in the Company, they are not expected to represent taxable distributions. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2010 and 2009, the components of accumulated earnings on a tax basis were as follows:

	As of December 31,
	2010	2009
Distributable ordinary income	$1,290	$53
Incentive fee accrual on unrealized gains	(4,063)	—
Unamortized organizational costs	(558)	(600)
Unrealized appreciation on investments(1)	17,885	8,226

	$14,554	$7,679

(1)	As of December 31, 2010 and 2009, the gross unrealized appreciation on the Company’s investments was $20,136 and $8,390, respectively. As of December 31, 2010 and 2009, the gross unrealized depreciation on the Company’s investments was $2,251 and $164, respectively.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010			2009
	Cost (1)	Fair Value	Percentage of Portfolio	Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$473,881	$484,105	66%	$41,835	$45,780	46%
Senior Secured Loans—Second Lien	131,960	135,962	19%	41,351	45,521	45%
Senior Secured Bonds	30,265	31,659	4%	—	—	0%
Mezzanine Debt/Other	79,408	81,854	11%	9,131	9,291	9%

	$715,514	$733,580	100%	$92,317	$100,592	100%

(1)	Cost represents the original cost adjusted for the accretion of discounts on debt investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2010, the Company had three such investments, all of which have been fully funded.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$129,749	17.6%	$10,739	44.3%
Consumer Staples	56,184	7.7%	4,615	48.6%
Energy	69,048	9.4%	9,388	53.0%
Financials	59,431	8.1%	6,876	57.3%
Healthcare	63,460	8.7%	3,927	61.7%
Industrials	96,762	13.2%	10,943	66.0%
Information Technology	117,499	16.0%	32,030	70.4%
Materials	46,832	6.4%	5,762	74.7%
Telecommunication Services	81,675	11.1%	12,671	79.1%
Utilities	12,940	1.8%	3,641	83.4%

Total	$733,580	100.0%	$100,593	87.8%

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

As of December 31, 2010 and 2009, the Company’s investments were categorized as follows in the fair value hierarchy:

	Year Ended December 31,
Valuation Inputs	2010	2009
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	733,580	100,592

	$733,580	$100,592

The Company’s investments as of December 31, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued its collateralized loan and debt obligations and its mezzanine debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company’s investments as of December 31, 2009 consisted entirely of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued one of its second lien investments and one of its mezzanine debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices received from the service against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through the third-party pricing service. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the years ended December 31, 2010 and 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2010
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Mezzanine Debt/Other	Total
Fair value at beginning of period	$45,780	$45,521	$—	$9,291	$100,592
Accretion of discount	2,933	1,656	(8)	244	4,825
Net realized gain (loss)	4,378	4,788	(890)	805	9,081
Net change in unrealized appreciation (depreciation)	6,279	(167)	1,394	2,285	9,791
Purchases	555,405	153,442	55,282	85,113	849,242
Paid-in-kind interest	—	61	—	42	103
Sales and redemptions	(130,670)	(69,339)	(24,119)	(15,926)	(240,054)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$484,105	$135,962	$31,659	$81,854	$733,580

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,696	$(2,942)	$1,394	$2,150	$5,298

	For the Year Ended December 31, 2009
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Mezzanine Debt/Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount	963	793	—	6	1,762
Net realized gain	694	—	—	107	801
Net change in unrealized appreciation	3,945	4,170	—	160	8,275
Purchases	52,302	40,542	—	11,904	104,748
Paid-in-kind interest	1	16		116	133
Sales and redemptions	(12,125)	—	—	(3,002)	(15,127)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$45,780	$45,521	$—	$9,291	$100,592

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,945	$4,170	$—	$160	$8,275

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 8. Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The first such tender offer commenced in March 2010 and the repurchase occurred in connection with the Company’s April 1, 2010 closing. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. During the year ended December 31, 2010, the Company repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 3, 2011, the Company repurchased 99,633 shares at $9.59 per share for aggregate consideration totaling $955.

Note 9. Revolving Credit Facility

On January 28, 2011, Broad Street and Deutsche Bank AG, New York Branch, or Deutsche Bank, entered into an amended and restated multi-lender, syndicated revolving credit facility, or the credit facility, which amended and restated the revolving credit facility Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto, or the original credit facility. Deutsche Bank is a lender and serves as administrative agent under the credit facility.

The credit facility provides for borrowings in an aggregate amount up to $340,000. Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $100,000 (referred to herein as the Tranche C Commitment). The credit facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments bear interest at the rate of LIBOR + 2.23% per annum and will mature and be due and payable on March 10, 2012. All Tranche C Commitments bear interest at the rate of LIBOR + 1.85% per annum and will mature and be due and payable on March 10, 2012. In connection with the amendment and restatement of the original credit facility, a $100,000

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Tranche B Commitment that was provided under the original credit facility by Deutsche Bank to Broad Street on an uncommitted basis was converted into a $100,000 Tranche C Commitment provided by a new lender on a committed basis.

In connection with entering into the original credit facility, and from time to time thereafter, the Company has transferred debt securities to Broad Street as a contribution to capital and retains a residual interest in the contributed debt securities through the Company’s ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

As of December 31, 2010, $297,201 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,341 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of December 31, 2010, $835 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.38% on December 31, 2010. Interest is paid quarterly in arrears, and commenced August 20, 2010. The Company recorded interest expense of $3,881 for the year ended December 31, 2010, of which $506 related to the amortization of deferred financing costs. The Company paid $2,492 in interest expense for the year ended December 31, 2010. The average borrowings under the credit facility for the year ended December 31, 2010 were $170,161, with a weighted average interest rate of 2.6%.

Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the credit facility, or a decline in the Company’s net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company or GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the credit facility exceeding the applicable advance rates, (c) the purchase by Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or the Company, (e) the Company ceases to act as investment manager of Broad Street’s assets, (f) the decline of

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

the Company’s net asset value below $50,000 and (g) fraud or other illicit acts by the Company, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

Note 10. Broad Street Funding LLC

The financial statements of Broad Street are maintained separate from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the credit facility and as such are not available to pay the debts of the Company. The following is the balance sheet of Broad Street as of December 31, 2010:

Assets
Investments, at fair value (amortized cost—$527,964)	$540,186
Cash	9,534
Receivable for investments sold and repaid	5,162
Interest receivable	2,360
Deferred financing costs	835

Total assets	$558,077

Liabilities
Payable for investments purchased	$48,947
Credit facility payable	297,201
Due to FS Investment Corporation	992
Interest payable	883
Other accrued expenses	43

Total liabilities	348,066

Member’s equity	210,011

Total liabilities and member’s equity	$558,077

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Per Share Data(1):
Net asset value, beginning of period	$9.10	$7.33	$—
Results of operations(2)
Net investment income	0.40	0.48	(4.72)
Net realized and unrealized appreciation on investments and unrealized loss on foreign currency	0.81	2.09	—

Net increase (decrease) in net assets resulting from operations	1.21	2.57	(4.72)

Stockholder distributions(3)
Distributions from net investment income	(0.55)	(0.46)	(0.18)
Distributions from net realized gain on investments	(0.32)	(0.21)	—

Net decrease in net assets resulting from stockholder distributions	(0.87)	(0.67)	(0.18)

Capital share transactions
Issuance of common stock(4)	0.10	0.19	7.32
Repurchases of common stock(5)	—	—	—
Offering costs(2)	(0.07)	(0.09)	(10.67)
Reimbursement to investment adviser(2)	(0.10)	(0.32)	—
Capital contributions of investment adviser(2)	0.05	0.09	15.58

Net increase (decrease) in net assets resulting from capital share transactions	(0.02)	(0.13)	12.23

Net asset value, end of period	$9.42	$9.10	$7.33

Shares outstanding, end of period	41,332,661	10,241,544	136,251

Total return(6)	13.08%	33.33%	2.40%

Ratio/Supplemental Data:
Net assets, end of period	$389,232	$93,197	$999

Ratio of net investment income to average net assets(7)	4.37%	5.60%	(116.12%)

Ratio of operating expenses to average net assets(7)	9.89%	6.53%	121.20%
Ratio of expenses reimbursed to average net assets(7)	0.00%	(0.62%)	0.00%

Ratio of total operating expenses to average net assets(7)	9.89%	5.91%	121.20%

Portfolio turnover	67.48%	46.45%	0.00%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.
(5)	The per share impact for the Company’s repurchases of common stock is a reduction to net asset value of $0.0026 per share.
(6)	The 2008 total return is based on an initial investment at $7.32 per share, which represents the initial offering price per share, net of commissions and discounts, after taking into account the stock distributions to stockholders described in Note 5. The Company’s net loss in 2008 did not reduce net asset value as all expenses were funded by a third-party affiliate. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The total return does not consider the effect of the sales load from the sale of the Company’s common stock.
(7)	Average monthly net assets are used for this calculation.

Note 12. Subsequent Events

On March 18, 2011, Arch Street, the Company’s newly-formed, wholly-owned financing subsidiary, entered into a total return swap, or TRS, for senior secured floating rate loans with Citibank, N.A., or Citibank.

The obligations of Arch Street under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum market value of $200,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS.

A TRS is a commonly used form of financing arrangement that provides economic exposure similar to the exposure under Broad Street’s credit facility. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

Generally, pursuant to a TRS, one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS may effectively add leverage to the Company’s portfolio because, in addition to the Company’s total net assets, the Company would be subject to investment exposure on the amount of securities subject to the TRS.

The TRS with Citibank enables the Company, through its ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Pursuant to the terms of an investment management agreement that the Company has entered into with Arch Street, the Company acts as the manager of the rights and obligations of Arch Street under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. The terms of the TRS are governed by a set of agreements between Arch Street and Citibank, which collectively establish the TRS, and are collectively referred to herein as the TRS Agreement.

Pursuant to the terms of the TRS Agreement, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arch Street will receive from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street will pay to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. Arch Street may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2010 and 2009. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment income	$12,798	$8,678	$6,060	$3,134
Operating expenses
Total expenses(2)	11,215	5,119	2,925	2,019

Net expenses	11,215	5,119	2,925	2,019

Net investment income	1,583	3,559	3,135	1,115
Realized and unrealized gain (loss)	13,681	8,289	(6,852)	3,754

Net increase (decrease) in net assets resulting from operations	$15,264	$11,848	$(3,717)	$4,869

Per share information—basic and diluted
Net investment income	$0.05	$0.14	$0.16	$0.08

Net increase (decrease) in net assets resulting from operations	$0.43	$0.47	$(0.19)	$0.37

Weighted average shares outstanding(1)	35,142,181	25,426,504	19,178,168	13,121,990

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Investment income	$2,339	$1,353	$570	$158
Operating expenses
Total expenses	994	785	462	268
Less: Expense reimbursement from sponsor	—	(64)	(52)	(124)

Net expenses	994	721	410	144

Net investment income	1,345	632	160	14
Realized and unrealized gain	2,124	4,650	2,252	279

Net increase in net assets resulting from operations	$3,469	$5,282	$2,412	$293

Per share information—basic and diluted
Net investment income	$0.15	$0.12	$0.07	$0.02

Net increase in net assets resulting from operations	$0.38	$0.99	$0.98	$0.33

Weighted average shares outstanding(1)	9,069,349	5,337,073	2,456,465	898,022

(1)	The weighted average share information has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(2)	Commencing during the quarter ended December 31, 2010, the Company has changed its methodology for accruing for incentive fees to include unrealized gains in the calculation of the capital gains incentive fee expense. As a result, the Company recorded an additional $4,063 in capital gains incentive fees during this quarter.

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2010 and 2009. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

(c)	Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 75.

(d)	Changes in Internal Control Over Financial Reporting

During our fourth quarter of 2010, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 18, 2011, Arch Street Funding LLC, or Arch Street, the Company’s newly-formed, wholly-owned financing subsidiary, entered into a total return swap, or TRS, for senior secured floating rate loans with Citibank, N.A., or Citibank.

The TRS with Citibank enables the Company, through its ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

Pursuant to the terms of an investment management agreement that the Company has entered into with Arch Street, the Company acts as the manager of the rights and obligations of Arch Street under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arch Street and Citibank, which collectively establish the TRS, and are collectively referred to herein as the TRS Agreement.

Pursuant to the terms of the TRS Agreement, and subject to conditions customary for transactions of this nature, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000,000. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arch Street will receive from Citibank all interest and, subject to limitations described in the TRS Agreement, all fees payable in respect of the loans included in the portfolio. Arch Street will pay to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS of 1.25% on 90% of the unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 90 and last 30 days of the term of the TRS or be payable if Citibank rejects a specified percentage of loans proposed by Arch Street to be included in the portfolio that meet specific criteria described in the TRS Agreement. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Arch Street may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arch Street under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS Agreement.

In connection with the TRS, Arch Street has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arch Street or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arch Street or the Company meeting certain criteria; (e) the Company or Arch Street amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) the Company ceasing to be the investment manager of Arch Street or having authority to enter into transactions under the TRS Agreement on behalf of Arch Street, and not being replaced by an entity reasonably acceptable to Citibank.

The summary descriptions of the TRS and the TRS Agreement contained in this Annual Report on Form 10-K are qualified in its entirety by the full text of the agreements constituting the TRS Agreement, copies of which are attached to this Annual Report on Form 10-K as Exhibits 10.13, 10.14 and 10.15 and are incorporated herein by reference.

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

Please note that the agreements included as exhibits to this Annual Report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Investment Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)
3.2

Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File

No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with prospectus Supplement No. 2 on Form 497 (File No. 333-149374) filed on January 14, 2009.)
4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)
10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)
10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)
10.3	Investment Sub-advisory Agreement between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management, LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)
10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.6	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.7	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.8	Amended and Restated Credit Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.9	Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	First Amendment to Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated as of June 17, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.11	Investment Management Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	Amended and Restated Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.13*	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A.

10.14*	Confirmation Letter Agreement, dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A.

10.15*	Investment Management Agreement by and between the Company and Arch Street Funding LLC, dated as of March 18, 2011.

21.1*	Subsidiaries of FS Investment Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: March 24, 2011	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 24, 2011	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 24, 2011	/s/ Charles M. Jacobson
Charles M. Jacobson Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 24, 2011	/s/ David Adelman
David Adelman Director

Date: March 24, 2011	/s/ Gregory P. Chandler
Gregory P. Chandler Director

Date: March 24, 2011	/s/ Barry H. Frank
Barry H. Frank Director

Date: March 24, 2011	/s/ Thomas J. Gravina
Thomas J. Gravina Director

Date: March 24, 2011	/s/ Jeffrey K. Harrow
Jeffrey K. Harrow Director

Date: March 24, 2011	/s/ Michael Heller
Michael Heller Director

Date: March 24, 2011	/s/ Paul Mendelson
Paul Mendelson Director