Form 10-Q
period 2011-03-31
FS Investment CORP
filed 2011-05-16
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 72,974,591 shares of Common Stock outstanding as of May 13, 2011.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Investments, at fair value (amortized cost—$871,974 and $715,514, respectively)	$900,484	$733,580
Cash	87,448	38,790
Receivable for investments sold and repaid	125,027	5,162
Interest receivable	8,074	3,632
Deferred financing costs	842	835
Unrealized gain on total return swap(1)	208	—
Prepaid expenses and other assets	66	6

Total assets	$1,122,149	$782,005

Liabilities
Payable for investments purchased	$185,287	$81,800
Credit facility payable	337,606	297,201
Stockholder distributions payable	3,734	2,556
Management fees payable	4,762	3,298
Capital gains incentive fee payable(2)	7,334	5,459
Administrative services fees payable	417	310
Reimbursements payable	—	641
Interest payable	1,093	883
Other accrued expenses and liabilities	1,193	625

Total liabilities	541,426	392,773

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 59,992,884 and 41,332,661 shares issued and outstanding, respectively	$60	$41
Capital in excess of par value	553,735	374,637
Accumulated undistributed net realized gains on investments	4,960	1,290
Accumulated distributions in excess of net investment income(3)	(6,751)	(4,802)
Net unrealized appreciation on investments and gain/loss on foreign currency	28,719	18,066

Total stockholders’ equity	580,723	389,232

Total liabilities and stockholders’ equity	$1,122,149	$782,005

Net asset value per common share at period end	$9.68	$9.42

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(3)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Investment income
Interest income	$17,924	$3,134

Operating expenses
Management fees	4,761	795
Capital gains incentive fees(1)	3,271	386
Administrative services expenses	584	175
Stock transfer agent fees	295	179
Accounting and administrative fees	222	155
Interest expense	2,193	33
Other general and administrative expenses	582	296

Total expenses	11,908	2,019

Net investment income	6,016	1,115

Realized and unrealized gain
Net realized gain on investments	5,653	1,989
Net change in unrealized appreciation on investments	10,393	1,776
Net change in unrealized appreciation on total return swap(2)	208	—
Net change in unrealized gain/loss on foreign currency	52	(11)

Total net realized and unrealized gain on investments	16,306	3,754

Net increase in net assets resulting from operations	$22,322	$4,869

Per share information—basic and diluted
Net increase in net assets resulting from operations	$0.45	$0.37

Weighted average shares outstanding(3)	50,013,065	13,221,929

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The weighted average shares used in the per share computation of the net increase in net assets resulting from operations reflect these stock distributions on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operations
Net investment income	$6,016	$1,115
Net realized gain on investments	5,653	1,989
Net change in unrealized appreciation on investments	10,393	1,776
Net change in unrealized appreciation on total return swap(1)	208	—
Net change in unrealized gain/loss on foreign currency	52	(11)

Net increase in net assets resulting from operations	22,322	4,869

Stockholder distributions(2)
Distributions from net investment income	(7,965)	(1,134)
Distributions from net realized gain on investments	(1,983)	(1,309)

Net decrease in net assets resulting from stockholder distributions	(9,948)	(2,443)

Capital share transactions
Issuance of common stock	177,328	39,649
Reinvestment of stockholder distributions	3,828	616
Repurchases of common stock	(955)	—
Offering costs	(1,084)	(181)
Reimbursement of investment adviser (Note 4)	—	(668)
Capital contributions of investment adviser	—	181

Net increase in net assets resulting from capital share transactions	179,117	39,597

Total increase in net assets	191,491	42,023
Net assets at beginning of period	389,232	93,197

Net assets at end of period	$580,723	$135,220

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$22,322	$4,869
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(548,074)	(125,067)
Payment-in-kind interest	—	(62)
Proceeds from sales and repayments of investments	398,684	34,344
Net change in unrealized appreciation on investments	(10,393)	(1,776)
Net change in unrealized appreciation on total return swap	(208)	—
Net change in unrealized gain/loss on foreign currency	(52)	11
Net realized gain on investments	(5,653)	(1,989)
Accretion of discount	(1,416)	(929)
Amortization of deferred financing costs	205	31
Increase in interest receivable	(4,442)	(404)
Increase in prepaid expenses and other assets	(60)	(6)
Increase in payable for investments purchased	103,487	48,991
Increase in receivable for investments sold and repaid	(119,865)	(6,700)
Increase in management fees payable	1,464	358
Increase in capital gain incentive fee payable	1,875	213
Increase in interest payable	210	—
Increase in administrative services fees payable	107	4
Increase in other accrued expenses and liabilities	568	104

Net cash used in operating activities	(161,241)	(48,008)

Cash flows from financing activities
Issuance of common stock	177,328	39,649
Reinvestment of stockholder distributions	3,828	616
Repurchases of common stock	(955)	—
Offering costs	(1,084)	(181)
Payments to investment adviser for offering and organization costs (Note 4)	(641)	(668)
Capital contributions of investment adviser	—	181
Stockholder distributions	(8,770)	(616)
Borrowings under credit facility	40,405	4,400
Deferred financing costs paid	(212)	(663)

Net cash provided by financing activities	209,899	42,718

Total increase (decrease) in cash	48,658	(5,290)
Cash at beginning of period	38,790	9,035

Cash at end of period	$87,448	$3,745

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2011

(in thousands)

		Principal	Amortized	Fair
Portfolio Company(a)	Industry	Amount(b)	Cost	Value(c)
Senior Secured Loans—First Lien—88.2%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$5,493	$5,234	$5,520
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/29/16(d)	Consumer Staples	4,900	4,809	4,930
Airborne Tactical Advantage Co., LLC, L+500, 7/2/12	Industrials	12,500	9,250	9,250
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15	Telecommunication Services	10,588	10,377	10,588
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	7,345	7,248	7,399
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,901	8,888	8,969
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	949	812	944
Anchor Glass Container Corp., L+400, 2.0% LIBOR Floor, 3/1/16(d)	Industrials	3,270	3,243	3,306
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	7,284	7,215	7,317
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,980	1,963	2,002
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	10,000	9,901	9,946
Avaya Inc., L+392, 10/24/14(d)	Information Technology	7,910	7,134	7,706
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17(d)	Industrials	5,000	4,963	5,009
Burger King Corp., L+300, 1.5% LIBOR Floor, 10/19/16(d)	Consumer Staples	6,513	6,513	6,515
C.H.I. Overhead Doors, Inc., L+550, 2.0% LIBOR Floor, 4/15/15	Industrials	4,988	4,963	5,004
Calumet Lubricants Co., LP, L+400, 1/3/15(d)(f)	Energy	2,812	2,635	2,802
Canwest LP, L+500, 1.3% LIBOR Floor, 7/23/16(d)(f)	Consumer Discretionary	4,000	3,990	4,022
Canwest LP, L+700, 2.0% LIBOR Floor, 7/23/16(d)(f)	Consumer Discretionary	7,484	7,417	7,484
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	10,000	9,950	9,830
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,578	1,563	1,585
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(f)	Consumer Discretionary	6,650	6,586	6,708
Ceridian Corp., L+300, 11/9/14(d)	Industrials	7,437	6,804	7,262
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(f)	Energy	6,948	6,864	7,319
CMP Susquehanna Corp., L+200, 5/5/13(d)	Telecommunication Services	6,772	6,149	6,680
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14(d)	Telecommunication Services	1,937	1,670	1,774
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,308	2,297	2,317
Corel Corp., L+400, 5/2/12(f)	Information Technology	1,359	1,265	1,334
Cumulus Media Inc., L+375, 6/11/14(d)	Telecommunication Services	3,937	3,656	3,911
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,830	2,808	2,861
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16	Industrials	9,115	8,985	9,124
DEI Sales, Inc., L+550, 2.0% LIBOR Floor, 9/22/13	Consumer Discretionary	7,766	7,396	7,436
Digital Cinema Implementation Partners, LLC, L+375, 1.3% LIBOR Floor, 3/25/17	Consumer Discretionary	4,898	4,874	4,904
East Cameron Partners, LP, 18.0%, 7/11/11	Energy	381	381	381
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,631	1,615	1,649
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17	Consumer Discretionary	3,750	3,713	3,745
Fifth Third Processing Solutions LLC, L+400, 1.5% LIBOR Floor, 11/3/16(d)	Financials	3,722	3,687	3,743
First Data Corp., L+275, 9/24/14(d)	Information Technology	7,621	6,685	7,315
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Energy	4,429	4,347	4,551
Freescale Semiconductor, Inc., L+425, 12/1/16(d)	Industrials	7,413	7,068	7,386
General Chemical Corp., L+350, 1.5% LIBOR Floor, 3/9/18(d)	Materials	7,509	7,509	7,543
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16(d)	Consumer Discretionary	2,435	2,413	2,458
Global Tel Link Corp., L+400, 1.0% LIBOR Floor, 11/10/16(d)	Telecommunication Services	8,305	8,263	8,315
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,809	1,792	1,819
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15(d)	Financials	4,287	4,138	4,313
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,904	9,809	10,034
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)	Industrials	2,436	2,129	2,325
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18	Healthcare	3,172	3,140	3,130
Houghton International Inc., L+500, 1.8% LIBOR Floor, 1/31/16(d)	Materials	1,778	1,769	1,795
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16	Healthcare	3,591	3,522	3,627
Infogroup, Inc., L+450, 1.8% LIBOR Floor, 7/1/16(d)	Consumer Discretionary	4,635	4,555	4,681
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17	Information Technology	5,000	4,951	4,981
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(f)	Information Technology	1,448	1,184	1,457

See notes to unaudited consolidated financial statements

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2011

(in thousands)

		Principal	Amortized	Fair
Portfolio Company(a)	Industry	Amount(b)	Cost	Value(c)
KIK Custom Products Inc., L+225, 5/31/14(d)(f)	Consumer Staples	$4,936	$4,421	$4,313
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(f)	Information Technology	6,874	6,775	7,011
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16	Telecommunication Services	7,500	7,389	7,470
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,988	4,916	5,009
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	880	685	809
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	8,050	8,010	7,896
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17	Healthcare	10,500	10,329	10,461
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,621	5,000	5,479
Ozburn Hessey Holding Co. LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,215	6,184	6,282
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	3,488	3,419	3,448
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17	Industrials	10,000	9,850	9,950
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,418	2,386	2,422
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)	Consumer Discretionary	2,078	2,059	2,109
RepconStrickland, Inc., L+525, 3.3% LIBOR Floor, 2/19/13	Energy	3,742	3,463	3,462
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16	Consumer Discretionary	4,988	4,892	4,994
Revlon Consumer Products Corp., L+400, 2.0% LIBOR Floor, 3/11/15(d)(f)	Consumer Discretionary	6,341	6,253	6,372
Reynolds & Reynolds Co., L+350, 1.8% LIBOR Floor, 4/21/17(d)	Information Technology	4,723	4,692	4,728
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	2,942	2,914	2,955
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)(f)	Information Technology	7,363	7,219	7,422
Sedgwick CMS Holdings, L+350, 1.5% LIBOR Floor, 10/28/16(d)	Industrials	4,075	4,075	4,086
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12(d)(f)	Energy	10,249	10,283	10,095
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,252	10,423
Sitel, LLC, L+550, 1/30/14(d)	Telecommunication Services	5,966	5,641	5,927
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,951	5,865	5,975
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Consumer Discretionary	8,970	8,705	8,575
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(f)	Information Technology	5,888	5,924	5,944
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	7,980	7,772	8,060
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,120	4,120	4,152
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	14,691	14,400	14,470
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,990	3,990	3,983
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(f)	Industrials	4,288	4,247	4,320
Targus Information Corp., L+525, 1.8% LIBOR Floor, 12/28/16	Information Technology	4,906	4,811	4,968
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	7,984	8,003	8,002
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	13,350	11,193	11,259
The Gymboree Corp., L+350, 1.5% LIBOR Floor, 4/11/18	Consumer Discretionary	1,688	1,688	1,690
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(f)	Telecommunication Services	1,300	1,300	1,306
TowerCo Finance LLC, L+375, 1.5% LIBOR Floor, 2/2/17	Telecommunication Services	1,400	1,393	1,411
Toys“R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,716	6,681	6,768
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14(d)(f)	Energy	6,741	6,703	7,188
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,625	6,625	6,658
Vertafore, Inc., L+375, 1.5% LIBOR Floor, 7/29/16	Information Technology	6,849	6,849	6,877
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	804	685	330

Total Senior Secured Loans—First Lien			502,153	512,065

Senior Secured Loans—Second Lien—34.6%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)	Consumer Staples	12,000	12,052	12,315
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	12,000	11,895	12,255
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(f)	Healthcare	10,000	9,728	9,850
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,693	1,825
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,412	4,996
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	10,000	9,901	10,021
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,382	2,808

See notes to unaudited consolidated financial statements

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2011

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	$6,000	$5,928	$6,180
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Industrials	6,923	6,785	7,165
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	3,500	2,152	2,425
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)	Information Technology	10,783	10,754	10,944
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13	Consumer Discretionary	9,500	9,025	9,386
FR Brand Acquisition Corp., L+615, 2/7/15(d)	Industrials	13,000	11,765	12,317
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,868	7,217
JW Aluminum Co., L+675, 12/15/13	Materials	20,714	13,464	15,743
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,923	2,989
QCE LLC (Quiznos), L+575, 11/5/13	Consumer Discretionary	5,000	3,750	4,073
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	12,000	12,140	12,188
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	505
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(d)(f)	Energy	12,968	12,754	13,297
TPF Generation Holdings (Tenaska Power Fund), LLC, L+425, 12/15/14(d)	Energy	9,170	8,380	8,809
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/29/17(d)	Information Technology	10,000	9,906	10,175
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	11,079	11,132	11,235
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(f)	Materials	11,873	11,650	11,910

Total Senior Secured Loans—Second Lien			191,939	200,628

Senior Secured Bonds—7.5%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	8,723	8,810	8,984
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,478
Eastman Kodak Company, 10.6%, 3/15/19(f)	Information Technology	7,500	7,402	7,558
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,233	4,735
Grifols, SA, 8.3%, 2/1/18(d)	Healthcare	2,500	2,500	2,569
HOA Restaurant Group, LLC, 11.3%, 4/1/17	Consumer Discretionary	2,600	2,600	2,657
Kabel BW, 7.5%, 3/15/19(d)(f)	Telecommunication Services	665	665	683
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,971	5,439
Paetec Holding Corp., 8.9%, 6/30/17(d)(f)	Telecommunication Services	4,680	4,812	5,061
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,478
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	847
United Refining Co., 10.5%, 2/28/18	Energy	1,185	1,143	1,184

Total Senior Secured Bonds			41,836	43,673

Subordinated Debt/Other—24.8%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	2,000	1,067	1,593
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,046	3,818
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,750	1,790
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,281
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,912	7,360
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,302
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	980	1,554
Blue Mountain CLO III Class E, L+355, 3/17/21(f)	Financials	$2,000	881	1,394
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,310
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	680	680	663
Chinos Acquisition Corp., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,183
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	8,000	8,000	7,955
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,185
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	2,500	2,500	2,542
Foothill CLO I Class Subord., 16.7%, 2/22/21(f)	Financials	4,000	4,477	4,360
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,146	1,508
Galaxy VII CLO Class Subord., 12.1%, 10/13/18(f)	Financials	2,000	1,726	1,806

See notes to unaudited consolidated financial statements

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2011

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Insight Pharmaceuticals LLC, 13.0%, 2.0% PIK, 12/15/17	Healthcare	$15,000	$15,000	$15,000
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,062	4,697
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,204	2,828
Mountain View CLO II Class Pref., 21.0%, 1/12/21(f)	Financials	9,225	6,838	7,495
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,870	7,210
NCO Group Inc., L+488, 11/15/13	Information Technology	2,000	1,745	1,785
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,529	3,940
Octagon CLO 2006 10A Class Income, 20.6%, 10/18/20(f)	Financials	4,375	3,962	4,155
Rampart CLO 2007 1A Class Subord., 16.0%, 10/25/21(f)	Financials	10,000	8,977	8,800
Stone Tower CLO VI Class Subord., 19.0%, 4/17/21(f)	Financials	5,000	4,745	4,450
Thermo Fluids Inc., 12.0%, 3.5% PIK, 6/15/14	Energy	10,592	10,592	10,592
Trimaran CLO IV Ltd. Class Pref., 15.5%, 12/1/17(f)	Financials	12,500	10,216	10,562
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,941	3,000

Total Subordinated Debt/Other			136,046	144,118

TOTAL INVESTMENTS—155.1%			$871,974	900,484

LIABILITIES IN EXCESS OF OTHER ASSETS—(55.1%)				(319,761)
NET ASSETS—100.0%				$580,723

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)		$88,441		$208

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s Board of Directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 9 and 10).

(e)	Position or portion thereof unsettled as of March 31, 2011.

(f)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended (the “1940 Act”). A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—124.4%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$5,508	$5,233	$5,494
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/29/16(d)	Consumer Staples	4,924	4,829	4,934
Airvana Network Solutions Inc., L+900, 2.0% LIBOR Floor, 8/27/14	Telecommunication Services	2,367	2,356	2,378
Alaska Communications Systems Holdings, Inc., L+400, 1.5% LIBOR Floor, 10/21/16(f)	Telecommunication Services	3,683	3,647	3,701
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14(d)(e)	Financials	2,000	2,020	2,015
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	7,363	7,260	7,455
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	6,923	6,869	6,942
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	949	797	902
Anchor Glass Container Corp., L+400, 2.0% LIBOR Floor, 3/1/16(d)	Industrials	3,416	3,386	3,430
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	7,302	7,229	7,321
Armstrong World Industries, Inc., L+350, 1.5% LIBOR Floor, 5/23/17(d)(f)	Industrials	1,687	1,678	1,702
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,985	1,967	2,000
Atlantic Broadband Finance, LLC, L+350, 1.5% LIBOR Floor, 11/29/15(d)	Telecommunication Services	1,338	1,331	1,350
Avaya Inc., L+350, 0.8% LIBOR Floor, 10/24/14(d)	Information Technology	9,925	9,170	9,598
BBHI Acquisition LLC, L+300, 1.5% LIBOR Floor, 12/14/17(d)	Telecommunication Services	2,064	2,043	2,078
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16(e)	Information Technology	1,789	1,771	1,804
Burger King Corp., L+450, 1.8% LIBOR Floor, 10/19/16(d)	Consumer Staples	6,529	6,547	6,638
Calumet Lubricants Co., LP, L+400, 1/3/15(d)(f)	Energy	2,819	2,630	2,727
Canwest LP, L+700, 2.0% LIBOR Floor, 7/23/16(d)(e)(f)	Consumer Discretionary	7,828	7,754	7,960
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,578	1,562	1,593
CDW Corp., L+500, 7/10/17(d)	Information Technology	5,584	4,978	5,551
Cedar Fair, LP, L+400, 1.5% LIBOR Floor, 12/15/16(d)(f)	Consumer Discretionary	2,954	2,927	2,989
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(f)	Consumer Discretionary	6,667	6,600	6,728
Ceridian Corp., L+300, 11/9/14(d)	Industrials	7,456	6,780	7,115
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(f)	Energy	6,965	6,878	7,289
Clopay Ames True Temper Holding Corp., L+600, 1.8% LIBOR Floor, 9/30/16(d)(e)(f)	Consumer Discretionary	7,941	7,903	8,021
CMP Susquehanna Corp., L+200, 5/5/13(d)(e)	Telecommunication Services	6,980	6,267	6,319
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14(d)	Telecommunication Services	1,942	1,656	1,767
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,314	2,303	2,342
Corel Corp., L+400, 5/2/12(f)	Information Technology	1,434	1,313	1,369
Cumulus Media Inc., L+375, 6/11/14(d)	Telecommunication Services	4,060	3,748	3,787
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,830	2,806	2,851
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16	Industrials	9,231	9,092	9,144
DEI Sales, Inc., L+550, 2.0% LIBOR Floor, 9/22/13	Consumer Discretionary	2,348	2,201	2,160
DineEquity, Inc., L+450, 1.5% LIBOR Floor, 10/7/17(d)(f)	Consumer Staples	2,436	2,412	2,476
Dunkin’ Brands, Inc., L+425, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Staples	2,500	2,488	2,534
Fairmount Minerals, Ltd., L+450, 1.8% LIBOR Floor, 8/5/16(d)	Materials	6,759	6,701	6,885
Fifth Third Processing Solutions LLC, L+400, 1.5% LIBOR Floor, 11/3/16(d)	Financials	3,731	3,695	3,769
First Data Corp., L+275, 9/24/14(d)	Information Technology	7,621	6,622	7,063
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Energy	4,500	4,413	4,596
Freescale Semiconductor, Inc., L+425, 12/1/16(d)	Industrials	7,437	7,076	7,224
General Chemical Corp., L+500, 1.8% LIBOR Floor, 10/6/15(d)(e)	Materials	7,527	7,557	7,637
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16(d)	Consumer Discretionary	2,441	2,418	2,466
Global Tel Link Corp., L+550, 1.8% LIBOR Floor, 11/10/16(d)	Telecommunication Services	8,304	8,151	8,206
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,814	1,796	1,826
Green Mountain Coffee Roasters, Inc., L+400, 1.5% LIBOR Floor, 12/16/16(d)(f)	Consumer Staples	1,754	1,737	1,757
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15(d)	Financials	4,466	4,303	4,459
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16(d)(e)(f)	Healthcare	4,336	4,295	4,392
Hanger Orthopedic Group, Inc., L+375, 1.5% LIBOR Floor, 12/1/16(d)(f)	Healthcare	1,944	1,935	1,962
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,929	9,830	9,931
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16(d)	Financials	11,642	11,526	11,671
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)	Industrials	2,448	2,121	2,223
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16(e)	Healthcare	3,636	3,564	3,618
Infogroup, Inc., L+450, 1.8% LIBOR Floor, 7/1/16(d)	Consumer Discretionary	4,647	4,563	4,695
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(d)(e)(f)	Telecommunication Services	5,638	5,609	5,702
Interactive Data Corp., L+500, 1.8% LIBOR Floor, 1/29/17(d)(e)(f)	Financials	6,716	6,651	6,813
Intralinks, Inc.,L+425, 1.5% LIBOR Floor, 6/15/14	Information Technology	1,451	1,169	1,437
KIK Custom Products Inc., L+225, 5/31/14(d)(f)	Consumer Staples	4,949	4,394	4,248
Knology, Inc., L+400, 1.5% LIBOR Floor, 10/15/16(d)(f)	Consumer Discretionary	1,950	1,931	1,964
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(f)	Information Technology	5,993	5,879	6,008
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17(e)	Information Technology	5,000	4,925	4,950
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(d)(f)	Healthcare	1,667	1,650	1,677
Michael Foods Group, Inc., L+450, 1.8% LIBOR Floor, 6/29/16(d)	Consumer Staples	2,536	2,490	2,575

See notes to unaudited consolidated financial statements

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	$882	$666	$789
NBTY, Inc., L+450, 1.8% LIBOR Floor, 10/1/17(d)	Consumer Staples	2,212	2,191	2,248
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	3,303	3,283	3,270
New Development Holdings, LLC (Calpine), L+550, 1.5% LIBOR Floor, 7/3/17(d)(f)	Utilities	5,558	5,486	5,662
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,638	4,968	5,397
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,230	6,198	6,316
Petco Animal Supplies, Inc., L+450, 1.5% LIBOR Floor, 11/24/17(d)	Consumer Discretionary	2,930	2,901	2,958
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	4,402	4,375	4,424
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17(e)	Financials	1,538	1,523	1,551
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(e)	Consumer Discretionary	2,083	2,063	2,099
RepconStrickland, Inc., L+525, 3.3% LIBOR Floor, 2/19/13	Energy	3,925	3,595	3,572
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)(f)	Consumer Discretionary	5,000	4,900	4,925
Revlon Consumer Products Corp., L+400, 2.0% LIBOR Floor, 3/11/15(d)(f)	Consumer Discretionary	6,357	6,263	6,393
Reynolds & Reynolds Co., L+350, 1.8% LIBOR Floor, 4/21/17(d)	Information Technology	4,969	4,936	5,011
Reynolds Group Holdings Inc., L+446, 1.8% LIBOR Floor, 5/5/16(d)(f)	Industrials	7,950	7,934	8,043
Rural/Metro Corp., L+425, 1.8% LIBOR Floor, 11/24/16(d)(f)	Industrials	1,474	1,466	1,491
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	3,084	3,052	3,090
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)(f)	Information Technology	7,382	7,230	7,513
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12(d)(f)	Energy	3,492	3,458	3,457
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	7,948	7,824	8,021
Sitel, LLC, L+550, 1/30/14(d)	Telecommunication Services	5,966	5,614	5,707
Six Flags Theme Parks, Inc., L+400, 1.5% LIBOR Floor, 6/30/16(d)(f)	Consumer Discretionary	2,737	2,724	2,765
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Healthcare	5,966	5,877	5,932
Smurfit-Stone Container Enterprises, Inc., L+475, 2.0% LIBOR Floor, 2/10/16(f)	Industrials	6,965	6,905	7,093
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(f)	Information Technology	5,903	5,942	5,991
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	8,000	7,783	8,020
Styron Sarl, L+575, 1.8% LIBOR Floor, 6/14/16(d)	Materials	7,897	7,812	8,027
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	4,000	4,000	4,002
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(e)(f)	Industrials	4,545	4,500	4,568
Syniverse Holdings, Inc., L+375, 1.5% LIBOR Floor, 9/8/14(d)(e)(f)	Telecommunication Services	2,029	2,009	2,055
Targus Information Corp., L+525, 1.8% LIBOR Floor, 12/28/16(e)	Information Technology	5,000	4,900	4,950
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,004	8,024	8,018
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	9,384	7,737	7,278
The Gymboree Corp., L+400, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Discretionary	2,139	2,128	2,154
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(f)	Telecommunication Services	1,317	1,317	1,324
Toys“R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,733	6,696	6,806
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14(d)(f)	Energy	8,960	8,904	9,464
Univar Inc., L+450, 1.8% LIBOR Floor, 6/30/17(d)	Materials	6,642	6,589	6,640
Universal Health Services, Inc., L+400, 1.5% LIBOR Floor, 11/15/16(f)	Healthcare	5,000	4,930	5,079
Vertafore, Inc., L+500, 1.8% LIBOR Floor, 7/29/16(d)	Information Technology	6,910	6,827	6,969
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	539	244	436
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	804	675	379

Total Senior Secured Loans—First Lien			473,881	484,105

Senior Secured Loans—Second Lien—34.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17	Consumer Staples	5,000	4,864	5,072
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	10,000	9,850	10,083
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16	Healthcare	10,000	9,716	9,750
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,672	1,712
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,358	4,951
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,343	2,616
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)(e)	Information Technology	6,000	5,925	6,158
Carestream Health, Inc., L+525, 10/30/13(d)	Healthcare	8,000	7,723	7,892
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	250	199	180
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,915	5,070
Dresser, Inc., L+575, 5/4/15(d)	Energy	7,405	6,980	7,411
Edwards Ltd., L+575, 11/30/14(d)(f)	Industrials	2,305	2,062	2,201
FR Brand Acquisition Corp., L+625, 2/7/15(d)	Industrials	8,000	6,948	7,256
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,863	7,230
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,919	2,941
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	10,000	10,106	10,169
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	500
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(e)(f)	Energy	10,000	9,700	9,850
TPF Generation Holdings (Tenaska Power Fund), LLC, L+425, 12/15/14(d)	Energy	9,170	8,329	8,442
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	10,000	9,902	10,131
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	8,384	8,385	8,497
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(e)	Materials	7,960	7,701	7,850

Total Senior Secured Loans—Second Lien			131,960	135,962

See notes to unaudited consolidated financial statements

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—8.1%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	$7,348	$7,383	$7,458
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,232	4,517
Logan’s Roadhouse, Inc., 10.8%, 10/15/17	Consumer Discretionary	4,000	4,000	4,322
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,971	5,318
Paetec Holding Corp., 8.9%, 6/30/17(d)	Telecommunication Services	4,680	4,809	5,008
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	817
Stallion Oilfield Services Ltd., 10.5%, 2/15/15	Energy	4,000	4,070	4,219

Total Senior Secured Bonds			30,265	31,659

Subordinated Debt/Other—21.0%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	2,000	1,051	1,375
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,028	3,565
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,743	1,633
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,137
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,908	7,253
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,001
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	960	1,207
Blue Mountain CLO III Class E, L+355, 3/17/21	Financials	$2,000	869	1,195
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,175
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	8,000	8,000	7,682
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,133	1,219
Hughes Network Systems, LLC, 9.5%, 4/15/14(f)	Telecommunication Services	2,000	2,072	2,070
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,012	3,920
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,182	2,390
Mediacom Broadband LLC, 8.5%, 10/15/15(f)	Consumer Discretionary	2,000	2,029	2,011
Mountain View CLO II Class Pref, 17.4%, 1/12/21(e)(f)	Financials	8,975	7,272	7,135
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,867	6,980
NBTY, Inc., 9.0%, 10/1/18	Consumer Staples	4,700	4,700	5,036
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,774	2,900
Paetec Holding Corp., 9.9%, 12/1/18(f)	Telecommunication Services	4,000	3,868	4,030
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,940	2,940

Total Subordinated Debt/Other			79,408	81,854

TOTAL INVESTMENTS—188.4%			$715,514	733,580

LIABILITIES IN EXCESS OF OTHER ASSETS—(88.4%)				(344,348)

NET ASSETS—100.0%				$389,232

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s Board of Directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 9 and 10).

(e)	Position or portion thereof unsettled as of December 31, 2010.

(f)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2011, the Company had two wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010 and Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through May 13, 2011, the Company has sold 73,461,431 shares (as adjusted for stock distributions) of common stock for gross proceeds of $757,142. As of May 13, 2011, the Company had raised total gross proceeds of $758,142, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the three months ended March 31, 2011 and 2010, the Company sold 18,759,131 and 4,331,680 shares for gross proceeds of $199,296 and $44,524 at an average price per share of $10.62 and $10.28, respectively. The gross proceeds received during the three months ended March 31, 2011 and 2010 include reinvested stockholder distributions of $3,828 and $616, respectively. During the period from April 1, 2011 to May 13, 2011, the Company sold 13,140,678 shares of common stock for gross proceeds of $139,962 at an average price per share of $10.65.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions of $18,140 and $4,259 for the three months ended March 31, 2011 and 2010, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December balance sheet and schedule of investments are derived from the 2010 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (continued)

revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement the Company entered into with FB Income Advisor, LLC, or FB Advisor, the incentive fee on capital gains earned on liquidated investments of the Company’s portfolio during operations prior to a liquidation of the Company will be determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of its portfolio, of which $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. During the three months ended March 31, 2011, the Company accrued an additional $3,271 in capital gains incentive fees based on the performance of its portfolio during such period, of which $1,129 was based on realized gains.

Note 3. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of this guidance, including the gross presentation of Level 3 roll forward information, did not have a significant impact on the Company’s consolidated financial statements or disclosures. See “Note 7. Fair Value of Financial Instruments” for a discussion of the three-level fair value hierarchy employed by the Company under existing accounting guidance.

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

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. During the three months ended March 31, 2011 and 2010, FB Advisor earned $4,761 and $795, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $3,297 and $437, respectively, of these fees during the three months ended March 31, 2011 and 2010.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2011, the Company accrued a capital gains incentive fee of $3,271 based on the performance of the Company’s portfolio, of which only $1,129 was based on realized gains. During the three months ended March 31, 2010, the Company accrued $386 in capital gains incentive fees, all of which were based on realized gains. During the three months ended March 31, 2011, the Company paid FB Advisor $1,396 in capital gains incentive fees earned during the year ended December 31, 2010.

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2011 and 2010, the Company incurred administrative services charges of $584 and $175, respectively, attributable to FB Advisor. Of these charges, $578 and $175, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $477 and $171, respectively, for the services incurred under this arrangement during the three months ended March 31, 2011 and 2010.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, funded offering costs and other expenses in the amount of $1,084 and $181 for the three months ended March 31, 2011 and 2010, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the other expenses were charged to expense as incurred by the Company.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the three months ended March 31, 2011 and 2010, FS2 retained $3,568 and $692, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was declared effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2.5 million, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $641 and $668, respectively, to FB Advisor and its affiliates during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, the Company’s chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners, L.P. nor FB Advisor is making private corporate debt investments for clients other than the Company currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2011 and 2010, the Company received no reimbursements from Franklin Square Holdings. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael Forman, and its vice-chairman, David Adelman.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2011 and 2010:

For the Three Months Ended	Distribution
	Per Share	Amount
Fiscal 2010
March 31, 2010(1)	$0.1860	$2,443

Fiscal 2011
March 31, 2011	$0.1929	$9,948

(1)	The amount of the per share distributions during the three months ended March 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

On April 13, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on April 29, 2011 to stockholders of record on April 14, 2011 and April 28, 2011, respectively. The Company’s board of directors also declared two special one-time cash distributions of $0.04 per share and $0.03 per share that were both paid on April 29, 2011, the first to stockholders of record on April 14, 2011 and the second to stockholders of record on April 29, 2011. On April 13, 2011, the Company’s board of directors determined to increase the amount of the regular semi-monthly cash distributions from $0.032156 per share to $0.033594 per share. The increase in the regular semi-monthly cash distributions commenced with the semi-monthly distributions declared on May 10, 2011, which are expected to be paid on May 31, 2011 to stockholders of record as of May 13, 2011 and May 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2011 and 2010:

Source of Distribution	Three Months Ended March 31,
	2011		2010
	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	7,965	80%	1,134	46%
Capital gains proceeds from the sale of assets	1,983	20%	1,309	54%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$9,948	100%	$2,443	100%

(1)	During the three months ended March 31, 2011 and 2010, 92% and 80%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 8% and 20%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $871,974 and $715,695 as of March 31, 2011 and December 31, 2010, respectively. The aggregate net unrealized appreciation on a tax basis was $28,719 and $17,885 as of March 31, 2011 and December 31, 2010, respectively. The Company’s net investment income on a tax basis for the three months ended March 31, 2011 and 2010 was $7,965 and $1,134, respectively. The Company distributed all of its net investment income earned as of March 31, 2011 and 2010.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of the Company’s operations, the reversal of interest income earned on a tax basis due to the required accretion of discount on a non-performing loan which was sold during the period, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company. See “Note 2. Summary of Significant Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
GAAP basis net investment income	$6,016	$1,115
Amortization of organizational costs	(11)	(11)
Reversal of tax accretion of discount on investment due to sale	(182)	30
Reversal of incentive fee accrual on unrealized gains	2,142	—

Tax basis net investment income	$7,965	$1,134

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

The stock distributions increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock distributions were issued to all stockholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, the Company’s board of directors determined that these issuances would not be dilutive to existing stockholders. As the stock distributions did not change any stockholder’s proportionate interest in the Company, they did not represent taxable distributions. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

As of March 31, 2011 and December 31, 2010, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2011	December, 31 2010
Distributable ordinary income	$4,960	$1,290
Incentive fee accrual on unrealized gains	(6,205)	(4,063)
Unamortized organizational costs	(546)	(558)
Unrealized appreciation on investments(1)	28,719	17,885

	$26,928	$14,554

(1)	As of March 31, 2011 and December 31, 2010, the gross unrealized appreciation on the Company’s investments was $30,995 and $20,136, respectively. As of March 31, 2011 and December 31, 2010, the gross unrealized depreciation on the Company’s investments was $2,276 and $2,251, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$502,153	$512,065	57%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	191,939	200,628	22%	131,960	135,962	19%
Senior Secured Bonds	41,836	43,673	5%	30,265	31,659	4%
Subordinated Debt/Other	136,046	144,118	16%	79,408	81,854	11%

	$871,974	$900,484	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the accretion of discounts on debt investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2011, the Company had four such investments, three of which have been fully funded and one with an unfunded commitment of $12,500.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2011 and December 31, 2010:

Industry Classification	March 31, 2011		December 31, 2010
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$168,566	18.7%	$129,749	17.6%
Consumer Staples	54,038	6.0%	56,184	7.7%
Energy	80,103	8.9%	69,048	9.4%
Financials	75,575	8.4%	59,431	8.1%
Healthcare	83,898	9.3%	63,460	8.7%
Industrials	126,416	14.0%	96,762	13.2%
Information Technology	157,318	17.5%	117,499	16.0%
Materials	57,645	6.4%	46,832	6.4%
Telecommunication Services	84,017	9.3%	81,675	11.1%
Utilities	12,908	1.5%	12,940	1.8%

Total	$900,484	100.0%	$733,580	100.0%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

As of March 31, 2011 and December 31, 2010, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2011		December 31, 2010
	Investments	Total Return Swap	Investments
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	900,484	208	733,580

	$900,484	$208	$733,580

The Company’s investments as of March 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its collateralized loan and debt obligations and its subordinated debt investments by obtaining bid and ask prices from independent dealers. Except as described below, the Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Two subordinated debt investments, for which broker quotes were not available, were priced by an independent valuation firm who determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. One subordinated debt investment and two first lien senior secured loans, all of which were purchased near March 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of the respective investments was the best indication of fair value of such investments. The Company’s investments as of December 31, 2010 consisted primarily of debt securities that traded on a private over-the-counter market for institutional investors. The Company valued its collateralized loan and debt obligations and its subordinated debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

The Company periodically benchmarks the bid and ask prices it receives from independent dealers and the third-party pricing service against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through the third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2011 and 2010 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2011
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt/Other	Total
Fair value at beginning of period	$484,105	$135,962	$31,659	$81,854	$733,580
Accretion of discount	921	303	—	192	1,416
Net realized gain (loss)	3,259	999	516	879	5,653
Net change in unrealized appreciation (depreciation)	(325)	4,705	442	5,623	10,445
Purchases	366,268	81,489	20,305	80,012	548,074
Paid-in-kind interest	—	—	—	—	—
Sales and redemptions	(342,163)	(22,830)	(9,249)	(24,442)	(398,684)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$512,065	$200,628	$43,673	$144,118	$900,484

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date
	$2,127	$5,014	$913	$5,764	$13,818

	For the Three Months Ended March 31, 2010
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt/Other	Total
Fair value at beginning of period	$45,780	$45,521	$—	$9,291	$100,592
Accretion of discount	487	435	—	—	922
Net realized gain	854	690	—	393	1,937
Net change in unrealized appreciation	1,161	396	—	(73)	1,484
Purchases	80,898	21,348	—	10,766	113,012
Paid-in-kind interest	—	20	—	42	62
Sales and redemptions	(16,179)	(9,571)	—	(4,659)	(30,409)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$113,001	$58,839	$—	$15,760	$187,600

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,652	$880	$—	$(73)	$2,459

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap

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

Pursuant to the terms of the TRS Agreement, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. Arch Street may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (continued)

payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

As of March 31, 2011, the fair value of the TRS was $208. The fair value of the TRS is reflected as an unrealized gain on the consolidated balance sheet. The change in value of the TRS is reflected in the statement of operations as net change in unrealized appreciation on total return swap. As of March 31, 2011, Arch Street had selected 17 underlying loans with a total notional amount of $88,441 and posted $24,131 in cash collateral held by Citibank, which is included in cash in the consolidated balance sheet. The following is a summary of the underlying loans subject to the TRS:

Underlying Loan	Industry	Notional Amount
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14	Financials	$1,949
Axcan Intermediate Holdings Inc. , L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	9,921
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16	Information Technology	1,775
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/23/17	Healthcare	4,843
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,858
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/11/17	Materials	7,936
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16	Healthcare	4,355
HarbourVest Partners L.P., L+475, 1.5% LIBOR Floor, 12/17/16	Financials	11,265
Hyland Software, L+425, 1.5% LIBOR Floor, 12/19/16	Information Technology	3,990
Intelsat Jackson Holdings S.A., L+375, 1.5% LIBOR Floor, 4/2/18	Telecommunication Services	3,012
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16	Healthcare	1,667
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	1,881
RBS Holdings, L+500, 1.5% LIBOR Floor, 3/21/17	Consumer Discretionary	9,800
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542
Smurfit-Stone Container Enterprises, Inc., L+475, 2.0% LIBOR Floor, 2/10/16	Industrials	6,831
TravelCLICK Holdings, L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,896
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,920

TOTAL NOTIONAL AMOUNT		$88,441

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 9. Share Repurchase Program (continued)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. On such date, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104. During the three months ended March 31, 2011, the Company repurchased 99,633 shares at $9.59 per share for aggregate consideration totaling $955. On April 1, 2011, the Company repurchased 158,258 shares at $9.68 per share for aggregate consideration totaling $1,531.

Note 10. Revolving Credit Facility

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 10. Revolving Credit Facility (continued)

As of March 31, 2011, $337,606 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,546 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of March 31, 2011, $842 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.42% on March 31, 2011. Interest is paid quarterly in arrears, and commenced August 20, 2010. The Company recorded interest expense of $2,193 and $33 for the three months ended March 31, 2011 and 2010, respectively, of which $206 and $31 related to the amortization of deferred financing costs. The Company paid $1,777 in interest expense for the three months ended March 31, 2011. The average borrowings under the credit facility for the three months ended March 31, 2011 were $331,696, with a weighted average interest rate of 2.40%.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separate from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the credit facility and as such are not available to pay the debts of the Company. The following is the balance sheet of Broad Street as of March 31, 2011 and December 31, 2010:

Assets	March 31, 2011 (Unaudited)	December 31, 2010
Investments, at fair value (amortized cost—$533,627 and $527,964, respectively)	$547,554	$540,186
Cash	27,063	9,534
Receivable for investments sold and repaid	40,391	5,162
Interest receivable	3,210	2,360
Deferred financing costs	842	835

Total assets	$619,060	$558,077

Liabilities
Payable for investments purchased	$56,489	$48,947
Credit facility payable	337,606	297,201
Due to FS Investment Corporation	937	992
Interest payable	1,093	883
Accrued expenses	39	43

Total liabilities	396,164	348,066

Member’s equity	222,896	210,011

Total liabilities and member’s equity	$619,060	$558,077

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the quarter ended March 31, 2011 and the year ended December 31, 2010:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Per Share Data(1):
Net asset value, beginning of period	$9.42	$9.10
Results of operations(2)
Net investment income	0.12	0.40
Net realized and unrealized appreciation on investments and loss on foreign currency	0.33	0.81

Net increase in net assets resulting from operations	0.45	1.21

Stockholder distributions(3)
Distributions from net investment income	(0.15)	(0.55)
Distributions from net realized gain on investments	(0.04)	(0.32)

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.87)

Capital share transactions
Issuance of common stock(4)	0.02	0.10
Offering costs(2)	(0.02)	(0.07)
Reimbursement to investment adviser(2)	—	(0.10)
Capital contributions of investment adviser(2)	—	0.05

Net increase (decrease) in net assets resulting from capital share transactions	—	(0.02)

Net asset value, end of period	$9.68	$9.42

Shares outstanding, end of period	59,992,884	41,332,661

Total return(5)	4.81%	13.08%

Ratio/Supplemental Data:
Net assets, end of period	$580,723	$389,232

Ratio of net investment income to average net assets(6)	1.25%	4.37%

Ratio of operating expenses to average net assets(6)	2.48%	9.89%

Portfolio turnover	47.42%	67.48%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 12. Financial Highlights (continued)

(5)	The total return for the three months ended March 31, 2011 was calculated by taking the net asset value per share as of March 31, 2011, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2010. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The total return does not consider the effect of the sales load from the sale of the Company’s common stock.

(6)	Average monthly net assets are used for this calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share information)

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2.5 million from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes as a RIC under the Code.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Our portfolio is comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans that we invest in are often rated by a nationally recognized statistical ratings organization (NRSRO), and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

Portfolio Investment Activity For The Three Months Ended March 31, 2011 and 2010

During the three months ended March 31, 2011, we made investments in portfolio companies totaling $548,074. During the same period we sold positions totaling $252,903 and received principal repayments of $145,781. During the three months ended March 31, 2010, we made investments in portfolio companies totaling $125,067. During the same period we sold positions totaling $16,707 and received principal repayments of $17,637.

As of March 31, 2011 and December 31, 2010, our investment portfolio consisted of interests in 143 and 144 portfolio companies, respectively, for a total fair value of $900,484 and $733,580, respectively. The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$502,153	$512,065	57%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	191,939	200,628	22%	131,960	135,962	19%
Senior Secured Bonds	41,836	43,673	5%	30,265	31,659	4%
Subordinated Debt/Other	136,046	144,118	16%	79,408	81,854	11%

	$871,974	$900,484	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the accretion of discounts on debt investments.

As of March 31, 2011, the portfolio companies that comprise our portfolio had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $273.3 million. The investments in our portfolio were purchased at an average price of 94.1% of par value, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2011, we held four such investments, three of which have been fully funded and one of which has an unfunded commitment of $12,500. We maintain sufficient cash on hand to fund such unfunded loan commitment should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2011 and December 31, 2010:

Industry Classification	March 31, 2011		December 31, 2010
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$168,566	18.7%	$129,749	17.6%
Consumer Staples	54,038	6.0%	56,184	7.7%
Energy	80,103	8.9%	69,048	9.4%
Financials	75,575	8.4%	59,431	8.1%
Healthcare	83,898	9.3%	63,460	8.7%
Industrials	126,416	14.0%	96,762	13.2%
Information Technology	157,318	17.5%	117,499	16.0%
Materials	57,645	6.4%	46,832	6.4%
Telecommunication Services	84,017	9.3%	81,675	11.1%
Utilities	12,908	1.5%	12,940	1.8%

Total	$900,484	100.0%	$733,580	100.0%

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

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$7,188	1%	$38,899	5%
2	875,265	97%	682,861	93%
3	18,031	2%	11,384	2%
4	—	—	436	—
5	—	—	—	—

	$900,484	100%	$733,580	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain, net unrealized appreciation and depreciation and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of our total return swap. Net unrealized gains and losses on foreign currency is the net change in the fair value of our investments due to the impact of foreign currency fluctuations.

Comparison of the three months ended March 31, 2011 and March 31, 2010

Revenues

We generated investment income of $17,924 and $3,134 for the three months ended March 31, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, subordinated debt, collateralized loan and debt obligations and corporate bonds in our portfolio. Such revenues represent $16,508 and $2,143 of cash interest earned as well as $1,416 and $991 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

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

In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the three months ended March 31, 2011 or 2010.

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

We also reimburse FB Advisor for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FB Advisor for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

Our total operating expenses were $11,908 and $2,019 for the three months ended March 31, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $4,761 and $795 for the three months ended March 31, 2011 and 2010, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $584 and $175 for the three months ended March 31, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We have recorded incentive fee expense of $3,271 and $386 for the three months ended March 31, 2011 and 2010, respectively. The incentive fee expense for the three months ended March 31, 2011 includes $2,142 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $2,193 and $33 for the three months ended March 31, 2011 and 2010, respectively, in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $222 and $155 for the three months ended March 31, 2011 and 2010, respectively. We incurred expenses with our stock transfer agent of $295 and $179 for the three months ended March 31, 2011 and 2010, respectively.

Our other general and administrative expenses totaled $582 and $296 for the three months ended March 31, 2011 and 2010, respectively, and consisted of the following:

	Three Months Ended March 31,
	2011	2010
Expenses associated with our independent audit and related fees	$90	$80
Compensation of our chief financial officer and our chief compliance officer(1)	42	38
Legal fees	53	74
Printing fees	83	3
Fees paid to our independent directors	132	46
Other	182	55

Total	$582	$296

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for future periods, this line item will not include compensation paid to our chief financial officer and will only represent compensation paid to our chief compliance officer.

As the size of our asset base and number of investors have grown, our general and administrative expenses have increased accordingly. Printing fees have increased as the number of filings has increased and the volume of each printing has increased in conjunction with an increase in the number of stockholders. In addition, the fees payable to our directors who do not also serve in an executive officer capacity for us or FB Advisor are determined by reference to a sliding scale based on our net asset value.

Over the next several quarters, we expect our general and administrative operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the three months ended March 31, 2011 and 2010, the ratio of our operating expenses to our average net assets was 2.48% and 2.00%, respectively. We generally expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The higher ratio of operating expenses to average net assets during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 can primarily be attributed to (i) a change in our methodology during the fourth quarter of 2010 for accruing for incentive fees to include unrealized gains in the calculation of our capital gains incentive fee expense, even though no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized (see “—Critical Accounting Policies—Capital Gains Incentive Fee”), and (ii) interest expense related to the revolving credit facility between Broad Street and Deutsche Bank which was established during the first quarter of 2010. Without such expenses, our ratio of operating expenses to average net assets would have been approximately 1.58% during the three months ended March 31, 2011.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During each of the three months ended March 31, 2011 and 2010, respectively, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Net Investment Income

Our net investment income totaled $6,016 ($0.12 per share) and $1,115 ($0.08 per share) for the three months ended March 31, 2011 and 2010, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $252,903 and $145,781, respectively, during the three months ended March 31, 2011, from which we realized net gains of $5,653. We sold investments and received principal repayments of $16,707 and $17,637, respectively, during the three months ended March 31, 2010, from which we realized net gains of $1,989.

Net Change in Unrealized Appreciation on Investments and Unrealized Gain/Loss on Foreign Currency

For the three months ended March 31, 2011, the net change in unrealized appreciation on investments totaled $10,393 and the net change in unrealized gain/loss on foreign currency totaled $52. The change in unrealized appreciation on our TRS was $208 during this period. For the three months ended March 31, 2010, the net change in unrealized appreciation on investments totaled $1,776 and the net change in unrealized gain/loss on foreign currency totaled ($11). The unrealized appreciation on our investments during both periods was primarily driven by general improvement in the credit markets. In addition, the increase in our unrealized appreciation between the first quarter of 2010 and the first quarter of 2011 can be attributed to the growth of our portfolio since commencing operations in 2009.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2011, the net increase in net assets resulting from operations was $22,322 ($0.45 per share) compared to a net increase in net assets resulting from operations of $4,869 ($0.37 per share) during the three months ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2011, we sold 18,759,131 shares of our common stock for gross proceeds of $199,296. The gross proceeds received during the three months ended March 31, 2011 include reinvested stockholder distributions of $3,828. During the three months ended March 31, 2011, we also incurred offering costs of $1,084 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par in our consolidated financial statement and the other expenses were charged to expense as incurred. The sales commissions and dealer manager fees related to the sale of our common stock were $18,140 for the three months ended March 31, 2011. These sales commissions and fees include $3,568 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is one of our affiliates.

As of May 13, 2011, we have sold 73,461,431 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $757,142 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $758,142 to date.

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

Prior to investing in debt securities of private U.S. companies, we invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our business development company election and our election to be taxed as a RIC.

As of March 31, 2011, we had $87,448 in cash, which we have invested in interest bearing accounts. As of March 31, 2011, $24,131 of the cash balance was held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. During the three months ended March 31, 2011, we repurchased 99,633 shares at $9.59 per share for aggregate consideration totaling $955. On April 1, 2011, we repurchased 158,258 shares at $9.68 per share for aggregate consideration totaling $1,531.

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

As of March 31, 2011, $337,606 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,546 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility. As of March 31, 2011, $842 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.42% on March 31, 2011. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $2,193 and $33 for the three months ended March 31, 2011 and 2010, respectively, of which $206 and $31 related to the amortization of deferred financing costs. We paid $1,777 in interest expense for the three months ended March 31, 2011. The average borrowings under the credit facility for the three months ended March 31, 2011 were $331,696, with a weighted average interest rate of 2.40%.

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

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the credit facility exceeding the applicable advance rates, (c) the purchase by Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or us, (e) we cease to act as investment manager of Broad Street’s assets, (f) the decline of our net asset value below $50,000 and (g) fraud or other illicit acts by us or FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate. Broad Street was in compliance with the terms of the credit facility as of March 31, 2011.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

Total Return Swap

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

Pursuant to the terms of the TRS Agreement, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan. Arch Street may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS.

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

As of March 31, 2011, the fair value of the TRS was $208. The fair value of the TRS is reflected as an unrealized gain on the consolidated balance sheet. The change in value of the TRS is reflected in the statement of operations as net change in unrealized appreciation on total return swap. As of March 31, 2011, Arch Street had selected 17 underlying loans with a total notional amount of $88,441 and posted $24,131 in cash collateral held by Citibank, which is included in cash in the consolidated balance sheet.

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

We declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2011 or 2010 represented a return of capital for tax purposes.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2011 and 2010:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2010
March 31, 2010(1)	$0.1860	$2,443

Fiscal 2011
March 31, 2011	$0.1929	$9,948

(1)	The amount of the per share distributions during the three months ended March 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

On April 13, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.032156 per share each, which were paid on April 29, 2011 to stockholders of record on April 14, 2011 and April 28, 2011, respectively. Our board of directors also declared two special one-time cash distributions of $0.04 per share and $0.03 per share that were both paid on April 29, 2011, the first to stockholders of record on April 14, 2011 and the second to stockholders of record on April 29, 2011. On April 13, 2011, our board of directors determined to increase the amount of the regular semi-monthly cash distributions from $0.032156 per share to $0.033594 per share. The increase in the regular semi-monthly cash distributions commenced with the semi-monthly distributions declared on May 10, 2011, which are expected to be paid on May 31, 2011 to stockholders of record as of May 13, 2011 and May 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the three months ended March 31, 2011, and 2010:

	Three Months Ended March 31,
	2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	7,965	80%	1,134	46%
Capital gains proceeds from the sale of assets	1,983	20%	1,309	54%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$9,948	100%	$2,443	100%

(1)	During the three months ended March 31, 2011 and 2010, 92% and 80%, respectively, of our gross investment income was attributable to cash interest earned and 8% and 20%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $871,974 and $715,695 as of March 31, 2011 and December 31, 2010, respectively. The aggregate net unrealized appreciation on a tax basis was $28,719 and $17,885 as of March 31, 2011 and December 31, 2010, respectively. Our net investment income on a tax basis for the three months ended March 31, 2011 and 2010 was $7,965 and $1,134, respectively. We distributed all of our net investment income earned as of March 31, 2011 and December 31, 2010.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, the reversal of interest income earned on a tax basis due to the required accretion of discount on a non-performing loan which was sold during the period, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us. See “—Critical Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
GAAP basis net investment income	$6,016	$1,115
Amortization of organizational costs	(11)	(11)
Reversal of tax accretion of discount on investment due to sale	(182)	30
Reversal of incentive fee accrual on unrealized gains	2,142	—

Tax basis net investment income	$7,965	$1,134

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

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all stockholders in proportion to their current holdings, the reduction in net asset value per share as a result of the stock distribution was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to existing stockholders. As the stock distributions did not change any stockholder’s proportionate interest in us, they did not represent taxable distributions. Specific tax characteristics of all distributions will be reported to stockholders annually on Form 1099-DIV.

As of March 31, 2011 and December 31, 2010, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2011	December, 31 2010
Distributable ordinary income	$4,960	$1,290
Incentive fee accrual on unrealized gains	(6,205)	(4,063)
Unamortized organizational costs	(546)	(558)
Unrealized appreciation on investments(1)	28,719	17,885

	$26,928	$14,554

(1)	As of March 31, 2011 and December 31, 2010, the gross unrealized appreciation on our investments was $30,995 and $20,136, respectively. As of March 31, 2011 and December 31, 2010, the gross unrealized depreciation on our investments was $2,276 and $2,251, respectively.

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors will consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of March 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our collateralized loan and debt obligations and our subordinated debt investments by obtaining bid and ask prices from independent dealers. Except as described below, we valued all of our other investments, including our senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Two subordinated debt investments, for which broker quotes were not available, were priced by an independent valuation firm who determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. One subordinated debt investment and two first lien senior secured loans, all of which were purchased near March 31, 2011, were valued at cost, as our board of directors determined that the cost of the respective investments was the best indication of fair value of such investments. Our investments as of December 31, 2010 consisted primarily of debt securities that traded on a private over-the-counter market for institutional investors. We valued our collateralized loan and debt obligations and our subordinated debt investments by obtaining bid and ask prices from independent dealers. We valued all of our other investments, including our senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

We periodically benchmark the bid and ask prices we receive from independent dealers and the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers, including the use of an independent valuation firm. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which $1,396 was based on realized gains and was payable to FB Advisor. During the three months ended March 31, 2011, we accrued an additional $3,271 in capital gains incentive fees based on the performance of our portfolio during such period, of which $1,129 was based on realized gains.

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

Contractual Obligations

We have entered into an agreement with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2011 and 2010, we incurred $4,761 and $795, respectively, in base management fees and $584 and $175, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2011 and 2010, we accrued $1,129 and $386, respectively, in capital gains incentive fees based on realized gains in our investment portfolio that are payable to FB Advisor under the investment advisory and administrative services agreement. We have also recorded $2,142 in incentive fees based on the unrealized gains in our investment portfolio as of March 31, 2011; however, such fees are not due and payable to FB Advisor unless and until such time as the gains become realized.

As of March 31, 2011, $337,606 was outstanding under the revolving credit facility between Broad Street and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the revolving credit facility between Broad Street and Deutsche Bank at March 31, 2011 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$337,606	$337,606	—	—	—

(1)	At March 31, 2011, $2,394 remained unused under the revolving credit facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of this guidance, including the gross presentation of Level 3 roll forward information, did not have a significant impact on our consolidated financial statements or disclosures.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 8% hurdle, and 20% of net realized gains, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. During the three months ended March 31, 2011 and 2010, FB Advisor earned $4,761 and $795, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $3,297 and $437 of these fees during the three months ended March 31, 2011 and 2010, respectively.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of our investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2011, we accrued a capital gains incentive fee of $3,271 based on the performance of our portfolio, of which $1,129 was based on realized gains. During the three months ended March 31, 2010, we accrued a capital gains incentive fee of $386 based on the performance of our portfolio, all of which was based on realized gains. We did not accrue a capital gains incentive fee on unrealized gains during the three months ended March 31, 2010. During the three months ended March 31, 2011, we paid FB Advisor $1,396 in capital gains incentive fees earned during the year ended December 31, 2010. We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2011 and 2010, we incurred administrative services charges of $584 and $175, respectively, attributable to FB Advisor. Of these charges, $578 and $175, respectively, related to the allocation of costs of administrative personnel for services provided to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $477 and $171, respectively, for the services incurred under this arrangement during the three months ended March 31, 2011 and 2010.

Franklin Square Holdings funded offering costs and other expenses in the amount of $1,084 and $181 for the three months ended March 31, 2011 and 2010, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the other expenses were charged to expense as incurred.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the three months ended March 31, 2011 and 2010, FS2 retained $3,568 and $692, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2.5 million, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $641 and $688, respectively, to FB Advisor and its affiliates during the three months ended March 31, 2011 and 2010. As of March 31, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both us and FB Capital Partners, L.P. FB Capital Partners, L.P., which is owned by Mr. Forman, our chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners, L.P. nor FB Advisor is making private corporate debt investments for clients other than us currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2011, all but 24 of our portfolio investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the $340,000 revolving credit facility which Broad Street maintains with Deutsche Bank, Broad Street borrows at a floating rate based on LIBOR. Pursuant to the terms of the TRS between Arch Street and Citibank, Arch Street pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $200,000. We expect any future credit facilities or total return swap agreements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2011:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 30 basis points	$87,545	$(8,147)	$79,398
Up 100 basis points	89,112	(12,567)	76,545
Up 200 basis points	94,146	(15,967)	78,179
Up 300 basis points	101,788	(19,367)	82,421

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation/depreciation on the TRS.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2011 and the year ended December 31, 2010, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we issued 376,389 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus filed pursuant to Rule 497 (File No. 333-149374) filed on May 12, 2011.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management, LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.6	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.7	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.8	Amended and Restated Credit Agreement by and among Broad Street Funding LLC, Deutsche Bank AG, New York Branch and the other lender party thereto, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.9	Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	First Amendment to Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated as of June 17, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.11	Investment Management Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	Amended and Restated Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 24, 2011.)

10.14	Confirmation Letter Agreement, dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 24, 2011.)

10.15	Investment Management Agreement by and between the Company and Arch Street Funding LLC, dated as of March 18, 2011. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 24, 2011.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2011.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)