Form 10-Q
period 2011-06-30
FS Investment CORP
filed 2011-08-12
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00757

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 106,460,708 shares of Common Stock outstanding as of August 12, 2011.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Investments, at fair value (amortized cost—$1,070,897 and $715,514, respectively)	$1,087,472	$733,580
Cash	138,098	38,790
Due from counterparty	43,391	—
Receivable for investments sold and repaid	11,981	5,162
Interest receivable	10,006	3,632
Deferred financing costs	634	835
Unrealized gain on total return swap(1)	1,287	—
Prepaid expenses and other assets	45	6

Total assets	$1,292,914	$782,005

Liabilities
Payable for investments purchased	$65,217	$81,800
Credit facility payable	340,000	297,201
Stockholder distributions payable	5,815	2,556
Management fees payable	6,025	3,298
Capital gains incentive fee payable(2)	7,974	5,459
Administrative services fees payable	484	310
Reimbursements payable	—	641
Interest payable	1,095	883
Other accrued expenses and liabilities	975	625

Total liabilities	427,585	392,773

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 89,775,091 and 41,332,661 shares issued and outstanding, respectively	$90	$41
Capital in excess of par value	841,020	374,637
Accumulated undistributed net realized gains on investments	16,406	1,290
Accumulated distributions in excess of net investment income(3)	(10,049)	(4,802)
Net unrealized appreciation on investments and gain/loss on foreign currency	17,862	18,066

Total stockholders’ equity	865,329	389,232

Total liabilities and stockholders’ equity	$1,292,914	$782,005

Net asset value per common share at period end	$9.64	$9.42

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(3)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income
Interest income	$24,990	$6,060	$42,914	$9,194

Operating expenses
Management fees	6,023	1,492	10,784	2,287
Capital gains incentive fees(1)	640	(386)	3,911	—
Administrative services expenses	404	175	988	350
Stock transfer agent fees	395	193	690	372
Accounting and administrative fees	172	176	394	331
Interest expense	2,267	837	4,460	870
Other general and administrative expenses	782	438	1,364	734

Total operating expenses	10,683	2,925	22,591	4,944

Net investment income	14,307	3,135	20,323	4,250

Realized and unrealized gain/loss
Net realized gain on investments	14,370	1,100	20,023	3,089
Net change in unrealized appreciation (depreciation) on investments	(11,957)	(7,867)	(1,564)	(6,091)
Net change in unrealized appreciation on total return swap(2)	1,079	—	1,287	—
Net change in unrealized gain/loss on foreign currency	21	(85)	73	(96)

Total net realized and unrealized gain/loss on investments	3,513	(6,852)	19,819	(3,098)

Net increase (decrease) in net assets resulting from operations	$17,820	$(3,717)	$40,142	$1,152

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$0.24	$(0.19)	$0.65	$0.07

Weighted average shares outstanding(3)	73,657,765	19,627,548	61,900,732	16,442,434

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The weighted average shares used in the per share computation of the net increase in net assets resulting from operations reflect these stock distributions on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operations
Net investment income	$20,323	$4,250
Net realized gain on investments	20,023	3,089
Net change in unrealized appreciation (depreciation) on investments	(1,564)	(6,091)
Net change in unrealized appreciation on total return swap(1)	1,287	—
Net change in unrealized gain/loss on foreign currency	73	(96)

Net increase in net assets resulting from operations	40,142	1,152

Stockholder distributions(2)
Distributions from net investment income	(25,570)	(4,290)
Distributions from net realized gain on investments	(4,907)	(1,742)

Net decrease in net assets resulting from stockholder distributions	(30,477)	(6,032)

Capital share transactions
Issuance of common stock	458,967	106,166
Reinvestment of stockholder distributions	12,248	1,527
Repurchases of common stock	(2,486)	(104)
Offering costs	(2,297)	(461)
Reimbursement of investment adviser(3)	—	(1,608)
Capital contributions of investment adviser	—	461

Net increase in net assets resulting from capital share transactions	466,432	105,981

Total increase in net assets	476,097	101,101
Net assets at beginning of period	389,232	93,197

Net assets at end of period	$865,329	$194,298

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the source of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$40,142	$1,152
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(940,712)	(305,268)
Paid-in-kind interest	(351)	(82)
Proceeds from sales and repayments of investments	609,205	60,319
Net change in unrealized appreciation (depreciation) on investments	1,564	6,091
Net change in unrealized appreciation on total return swap	(1,287)	—
Net change in unrealized gain/loss on foreign currency	(73)	96
Net realized gain on investments	(20,023)	(3,089)
Accretion of discount	(3,502)	(2,027)
Amortization of deferred financing costs	428	161
Increase in due from counterparty	(43,391)	—
Increase in receivable for investments sold and repaid	(6,819)	(5)
Decrease/increase in payable for investments purchased	(16,583)	35,222
Increase in interest receivable	(6,374)	(1,370)
Increase in prepaid expenses and other assets	(39)	(6)
Increase in management fees payable	2,727	1,055
Increase/decrease in capital gains incentive fee payable	2,515	(173)
Increase in interest payable	212	709
Increase/decrease in administrative services fees payable	174	(14)
Increase in other accrued expenses and liabilities	350	66

Net cash used in operating activities	(381,837)	(207,163)

Cash flows from financing activities
Issuance of common stock	458,967	106,166
Reinvestment of stockholder distributions	12,248	1,527
Repurchases of common stock	(2,486)	(104)
Offering costs	(2,297)	(461)
Payments to investment adviser for offering and organization costs(1)	(641)	(1,608)
Capital contributions of investment adviser	—	461
Stockholder distributions	(27,218)	(5,210)
Borrowings under credit facility	42,799	140,000
Deferred financing costs paid	(227)	(681)

Net cash provided by financing activities	481,145	240,090

Total increase in cash	99,308	32,927
Cash at beginning of period	38,790	9,035

Cash at end of period	$138,098	$41,962

(1)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—62.6%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$5,477	$5,236	$5,491
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/29/16(d)	Consumer Staples	4,887	4,801	4,945
Airborne Tactical Advantage Co., LLC, L+500, 7/2/12	Industrials	12,500	9,771	11,375
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15	Telecommunication Services	8,496	8,335	8,618
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	6,257	6,180	6,296
American Racing & Entertainment, LLC, 7.8%, 6/30/14	Consumer Discretionary	26,750	26,750	26,051
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,878	8,866	8,927
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	941	819	933
Anchor Glass Container Corp., L+400, 2.0% LIBOR Floor, 3/1/16(d)	Industrials	3,067	3,043	3,090
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	7,266	7,200	7,275
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,975	1,959	1,982
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	10,000	9,905	10,027
Avaya Inc., L+392, 10/24/14(d)	Information Technology	7,889	7,153	7,608
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Industrials	4,988	4,952	5,021
C.H.I. Overhead Doors, Inc., L+550, 2.0% LIBOR Floor, 4/21/15	Industrials	4,975	4,953	4,992
Canwest LP, L+500, 1.3% LIBOR Floor, 7/23/16(d)(e)(f)	Consumer Discretionary	8,586	8,630	8,661
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,975	9,928	9,338
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,570	1,556	1,581
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(f)	Consumer Discretionary	6,633	6,573	6,696
Ceridian Corp., L+300, 11/9/14(d)	Industrials	7,418	6,829	7,132
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/17/18(d)	Industrials	9,748	9,651	9,541
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(f)	Energy	6,930	6,850	7,242
CMP Susquehanna Corp., L+200, 5/5/13(d)	Telecommunication Services	6,752	6,202	6,706
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,302	2,292	2,304
Corel Corp., L+400, 5/2/12(f)	Information Technology	1,359	1,287	1,335
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,830	2,809	2,849
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16	Industrials	9,000	8,877	9,008
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)(e)	Healthcare	1,995	2,002	1,994
East Cameron Partners, LP, 18.0%, 10/11/11	Energy	249	249	254
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,627	1,612	1,632
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	19,750	19,805	19,717
Fifth Third Processing Solutions LLC, L+325, 1.3% LIBOR Floor, 11/3/16(d)	Financials	1,718	1,707	1,718
First Data Corp., L+388, 3/26/18(d)	Information Technology	7,153	6,121	6,602
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Energy	6,335	6,323	6,525
Florida Gaming Centers, Inc., 15.8%, 4/25/16	Consumer Discretionary	13,000	12,750	12,674
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	3,143	3,113	3,143
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(f)	Industrials	1,902	1,780	1,894
Global Tel Link Corp., L+400, 1.0% LIBOR Floor, 11/10/16(d)	Telecommunication Services	6,268	6,229	6,253
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,805	1,788	1,813
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15(d)	Financials	3,996	3,864	4,006
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,879	9,788	10,068
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)	Industrials	2,435	2,150	2,185
HCR Manor Care, Inc., LLC, L+350, 1.5% LIBOR Floor, 4/6/18	Healthcare	3,164	3,133	3,113
Houghton International Inc., L+500, 1.8% LIBOR Floor, 1/31/16(d)	Materials	1,774	1,765	1,789
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16	Healthcare	3,545	3,480	3,599
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17	Information Technology	4,938	4,891	4,931
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(f)	Information Technology	1,049	872	1,049
KIK Custom Products Inc., L+225, 5/31/14(d)(e)(f)	Consumer Staples	10,436	9,319	9,230
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(f)	Information Technology	11,321	11,290	11,434

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16	Telecommunication Services	$7,453	$7,348	$7,479
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,975	4,907	4,925
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(d)	Consumer Discretionary	3,676	3,640	3,642
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	877	705	825
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,849	7,813	7,770
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	15,467	15,353	15,506
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,604	5,031	5,374
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,199	6,170	6,234
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	8,026	7,988	8,046
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17	Industrials	9,750	9,609	9,768
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,345	2,316	2,354
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)	Consumer Discretionary	2,073	2,056	2,086
RepconStrickland, Inc., L+458, 3.3% LIBOR Floor, 2/19/13(e)	Energy	12,509	11,765	11,755
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16	Consumer Discretionary	4,975	4,884	4,994
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	2,800	2,774	2,765
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)(f)	Information Technology	7,345	7,207	7,393
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,255	10,375
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,667	5,951
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,936	5,853	5,951
Sophos Plc, L+563, 2.0% LIBOR Floor, 6/30/17(e)(f)	Information Technology	4,688	4,664	4,723
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)(e)	Telecommunication Services	13,232	12,861	12,836
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(f)	Information Technology	5,873	5,907	5,900
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	7,960	7,760	8,050
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	5,000	4,975	4,975
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,110	4,110	4,112
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	14,323	14,052	14,207
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,980	3,980	3,982
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17(d)	Healthcare	998	1,011	1,006
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(f)	Industrials	4,288	4,249	4,317
Targus Information Corp., L+525, 1.8% LIBOR Floor, 12/28/16	Information Technology	4,813	4,724	4,885
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,768	8,765
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	12,867	10,362	10,095
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(f)	Telecommunication Services	1,033	1,033	1,039
Toys“R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,699	6,666	6,706
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,608	6,608	6,605
West World Media, LLC, 12.0%, 4.0% PIK, 12/30/11	Consumer Discretionary	17,511	11,662	15,060
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	785	679	313

Total Senior Secured Loans—First Lien			530,850	541,416

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—32.7%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)	Consumer Staples	$12,000	$12,050	$12,315
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)(e)	Industrials	19,244	19,306	19,598
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,114	11,507
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(f)	Healthcare	10,000	9,740	9,850
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,714	1,838
Asurion Corp., L+750, 1.5% LIBOR Floor, 5/20/19(d)	Financials	27,429	27,293	27,583
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	12,000	11,959	12,190
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,421	2,910
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,027	9,180
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Industrials	6,923	6,790	7,122
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	3,500	2,218	2,551
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)	Information Technology	10,783	10,756	10,971
Decision Resources, LLC, L+850, 1.5% LIBOR Floor, 12/6/17	Healthcare	3,333	3,301	3,317
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13	Consumer Discretionary	9,500	9,055	9,417
FR Brand Acquisition Corp., L+623, 2/7/15(d)	Industrials	13,000	11,839	11,978
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,873	7,194
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/29/18(d)	Telecommunication Services	1,429	1,415	1,455
JHCI Holdings, Inc., L+550, 12/19/14(d)(e)	Industrials	6,000	5,514	5,348
JW Aluminum Co., L+675, 12/15/13	Materials	20,714	13,856	16,261
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,928	2,981
LabelCorp Holdings, Inc., L+1050, 1.0% PIK, 11/27/17	Industrials	12,000	11,822	12,150
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(f)	Consumer Discretionary	10,000	9,965	9,925
QCE LLC (Quiznos), L+575, 11/5/13	Consumer Discretionary	5,000	3,813	3,895
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)(e)	Consumer Staples	13,000	13,146	13,175
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	502
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)(e)	Industrials	6,571	6,585	6,673
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(d)(f)	Energy	13,903	13,724	14,076
SRAM, LLC, L+750, 1.5% LIBOR Floor, 5/3/18	Consumer Discretionary	5,000	4,951	5,006
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,503	7,902
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/29/17(d)	Information Technology	10,000	9,909	10,144
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)(e)	Consumer Staples	14,029	14,121	14,224

Total Senior Secured Loans—Second Lien			280,208	283,238

Senior Secured Bonds—10.1%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	8,723	8,807	8,694
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,274
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,445
BakerCorp. International, Inc., 8.3%, 6/1/19	Industrials	5,000	5,000	4,969
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(f)	Energy	5,600	5,600	5,255
Eastman Kodak Co., 10.6%, 3/15/19(f)	Information Technology	7,500	7,404	7,288
Echostar Corp., 6.5%, 6/15/19(d)(f)	Telecommunication Services	2,000	2,000	2,035
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	6,300	6,349	6,657
Grifols, SA, 8.3%, 2/1/18(d)(f)	Healthcare	2,500	2,500	2,582
HOA Restaurant Group, LLC, 11.3%, 4/1/17	Consumer Discretionary	2,600	2,600	2,600
Kabel BW, 7.5%, 3/15/19(d)(f)	Telecommunication Services	665	665	680
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,972	5,262
Paetec Holding Corp., 8.9%, 6/30/17(d)(f)	Telecommunication Services	4,680	4,808	4,928
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,393
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	792
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18	Financials	8,000	8,000	8,168
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	13,460	13,253	13,190
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	5,000	4,956	4,956
United Refining, Co., 10.5%, 2/28/18	Energy	1,185	1,145	1,176

Total Senior Secured Bonds			86,759	87,344

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—12.1%
Alpha Natural Resources, Inc., 6.3%, 6/1/21(f)	Materials	$4,000	$4,000	$4,023
AMC Networks Inc., 7.8%, 7/15/21	Consumer Discretionary	2,900	2,900	2,925
Aquilex Corp, 11.1%, 12/15/16	Energy	5,000	4,865	4,842
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,915	7,420
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,220
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,178
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	680	680	673
Calumet Lubricants Co., LP, 9.4%, 5/1/19(f)	Energy	5,800	5,800	5,883
Chinos Acquisition Corp., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,155
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	8,000	8,000	7,994
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,087
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	2,500	2,500	2,529
Echostar Corp., 7.6%, 6/15/21(d)(f)	Telecommunication Services	1,310	1,310	1,336
Insight Pharmaceuticals LLC, 13.0%, 2.0% PIK, 12/15/17	Healthcare	15,062	15,062	15,212
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,872	7,298
NCO Group, Inc., L+488, 11/15/13	Information Technology	2,000	1,766	1,780
R.R. Donnelley & Sons Co., 7.3%, 5/15/18(d)(f)	Consumer Discretionary	4,375	4,375	4,358
Sensata Technologies, Inc., 6.5%, 5/15/19(f)	Information Technology	2,000	2,000	2,000
Thermo Fluids Inc., 12.0%, 3.5% PIK, 6/15/14	Energy	10,684	10,684	10,725
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,944	3,030
WCA Waste Corp., 7.5%, 6/15/19	Industrials	3,930	3,930	3,913

Total Subordinated Debt			103,803	104,581

Collateralized Securities—6.8%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	2,000	1,085	1,513
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,066	3,680
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,759	1,786
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	999	1,620
Blue Mountain CLO III Class E, L+355, 3/17/21(f)	Financials	$2,000	894	1,367
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,159	1,471
Galaxy VII CLO Class Subord., 17.3%, 10/13/18(f)	Financials	2,000	1,595	1,689
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,115	4,444
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,228	2,780
Mountain View CLO II Class Pref., 21.0%, 1/12/21(f)	Financials	9,225	6,606	7,418
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,659	4,063
Octagon CLO 2006 10A Class Income, 20.6%, 10/18/20(f)	Financials	4,375	3,552	4,288
Rampart CLO 2007 1A Class Subord., 16.0%, 10/25/21(f)	Financials	10,000	8,423	8,833
Stone Tower CLO VI Class Subord., 19.0%, 4/17/21(f)	Financials	5,000	4,368	4,537
Trimaran CLO IV Ltd. Class Pref., 15.5%, 12/1/17(f)	Financials	12,500	9,686	9,296

Total Collateralized Securities			51,194	58,785

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Cost	Fair Value(c)
Equity/Other—1.4%
Airborne Tactical Advantage Co., LLC, Common Equity	Industrials	2,568,106	$250	$385
Airborne Tactical Advantage Co., LLC, Common Equity	Industrials	3,945,705	1,250	592
East Cameron Partners, LP, 8.5% Preferred Equity	Energy	887	600	395
East Cameron Partners, LP, Common Equity	Energy	14,757	100	—
Florida Gaming Centers, Inc., Strike: $0.01, Warrants	Consumer Discretionary	71	—	981
Florida Gaming Corp., Strike: $25.00, Warrants	Consumer Discretionary	226,635	—	2
JW Aluminum Co., Common Equity	Materials	37,500	3,225	—
Milagro Holdings, LLC, Common Equity	Energy	648	25	—
Milagro Holdings, LLC, Common Equity	Energy	573	25	—
Milagro Holdings, LLC, Preferred Equity	Energy	283,947	11,108	8,746
West World Media, LLC, Common Equity	Consumer Discretionary	231,420	1,500	1,007

Total Equity/Other			18,083	12,108

TOTAL INVESTMENTS—125.7%			$1,070,897	1,087,472

LIABILITIES IN EXCESS OF OTHER ASSETS—(25.7%)				(222,143)

NET ASSETS—100.0%				$865,329

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)		$202,435		$1,287

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s Board of Directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Position or portion thereof unsettled as of June 30, 2011.

(f)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	$9,929	$9,830	$9,931
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16(d)	Financials	11,642	11,526	11,671
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)	Industrials	2,448	2,121	2,223
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16(e)	Healthcare	3,636	3,564	3,618
Infogroup, Inc., L+450, 1.8% LIBOR Floor, 7/1/16(d)	Consumer Discretionary	4,647	4,563	4,695
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(d)(e)(f)	Telecommunication Services	5,638	5,609	5,702
Interactive Data Corp., L+500, 1.8% LIBOR Floor, 1/29/17(d)(e)(f)	Financials	6,716	6,651	6,813
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14	Information Technology	1,451	1,169	1,437
KIK Custom Products Inc., L+225, 5/31/14(d)(f)	Consumer Staples	4,949	4,394	4,248
Knology, Inc., L+400, 1.5% LIBOR Floor, 10/15/16(d)(f)	Consumer Discretionary	1,950	1,931	1,964
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(f)	Information Technology	5,993	5,879	6,008
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17(e)	Information Technology	5,000	4,925	4,950
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(d)(f)	Healthcare	1,667	1,650	1,677
Michael Foods Group, Inc., L+450, 1.8% LIBOR Floor, 6/29/16(d)	Consumer Staples	2,536	2,490	2,575
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	882	666	789
NBTY, Inc., L+450, 1.8% LIBOR Floor, 10/1/17(d)	Consumer Staples	2,212	2,191	2,248
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	3,303	3,283	3,270
New Development Holdings, LLC (Calpine), L+550, 1.5% LIBOR Floor, 7/3/17(d)(f)	Utilities	5,558	5,486	5,662
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,638	4,968	5,397
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,230	6,198	6,316
Petco Animal Supplies, Inc., L+450, 1.5% LIBOR Floor, 11/24/17(d)	Consumer Discretionary	2,930	2,901	2,958
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	4,402	4,375	4,424
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17(e)	Financials	1,538	1,523	1,551
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(e)	Consumer Discretionary	2,083	2,063	2,099
RepconStrickland, Inc., L+525, 3.3% LIBOR Floor, 2/19/13	Energy	3,925	3,595	3,572
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)(f)	Consumer Discretionary	5,000	4,900	4,925
Revlon Consumer Products Corp., L+400, 2.0% LIBOR Floor, 3/11/15(d)(f)	Consumer Discretionary	6,357	6,263	6,393
Reynolds & Reynolds Co., L+350, 1.8% LIBOR Floor, 4/21/17(d)	Information Technology	4,969	4,936	5,011
Reynolds Group Holdings Inc., L+446, 1.8% LIBOR Floor, 5/5/16(d)(f)	Industrials	7,950	7,934	8,043
Rural/Metro Corp., L+425, 1.8% LIBOR Floor, 11/24/16(d)(f)	Industrials	1,474	1,466	1,491
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	3,084	3,052	3,090
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)(f)	Information Technology	7,382	7,230	7,513
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12(d)(f)	Energy	3,492	3,458	3,457
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	7,948	7,824	8,021
Sitel, LLC, L+550, 1/30/14(d)	Telecommunication Services	5,966	5,614	5,707
Six Flags Theme Parks, Inc., L+400, 1.5% LIBOR Floor, 6/30/16(d)(f)	Consumer Discretionary	2,737	2,724	2,765
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Healthcare	5,966	5,877	5,932
Smurfit-Stone Container Enterprises, Inc., L+475, 2.0% LIBOR Floor, 2/10/16(f)	Industrials	6,965	6,905	7,093
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(f)	Information Technology	5,903	5,942	5,991
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	8,000	7,783	8,020
Styron Sarl, L+575, 1.8% LIBOR Floor, 6/14/16(d)	Materials	7,897	7,812	8,027
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	4,000	4,000	4,002
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(e)(f)	Industrials	4,545	4,500	4,568
Syniverse Holdings, Inc., L+375, 1.5% LIBOR Floor, 9/8/14(d)(e)(f)	Telecommunication Services	2,029	2,009	2,055
Targus Information Corp., L+525, 1.8% LIBOR Floor, 12/28/16(e)	Information Technology	5,000	4,900	4,950
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,004	8,024	8,018
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	9,384	7,737	7,278
The Gymboree Corp., L+400, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Discretionary	2,139	2,128	2,154
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(f)	Telecommunication Services	1,317	1,317	1,324
Toys“R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,733	6,696	6,806
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14(d)(f)	Energy	8,960	8,904	9,464
Univar Inc., L+450, 1.8% LIBOR Floor, 6/30/17(d)	Materials	6,642	6,589	6,640
Universal Health Services, Inc., L+400, 1.5% LIBOR Floor, 11/15/16(f)	Healthcare	5,000	4,930	5,079
Vertafore, Inc., L+500, 1.8% LIBOR Floor, 7/29/16(d)	Information Technology	6,910	6,827	6,969
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	539	244	436
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	804	675	379

Total Senior Secured Loans—First Lien			473,881	484,105

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—34.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17	Consumer Staples	$5,000	$4,864	$5,072
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	10,000	9,850	10,083
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16	Healthcare	10,000	9,716	9,750
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,672	1,712
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,358	4,951
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,343	2,616
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)(e)	Information Technology	6,000	5,925	6,158
Carestream Health, Inc., L+525, 10/30/13(d)	Healthcare	8,000	7,723	7,892
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	250	199	180
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,915	5,070
Dresser, Inc., L+575, 5/4/15(d)	Energy	7,405	6,980	7,411
Edwards Ltd., L+575, 11/30/14(d)(f)	Industrials	2,305	2,062	2,201
FR Brand Acquisition Corp., L+625, 2/7/15(d)	Industrials	8,000	6,948	7,256
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,863	7,230
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,919	2,941
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	10,000	10,106	10,169
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	500
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(e)(f)	Energy	10,000	9,700	9,850
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	9,170	8,329	8,442
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	10,000	9,902	10,131
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	8,384	8,385	8,497
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(e)	Materials	7,960	7,701	7,850

Total Senior Secured Loans—Second Lien			131,960	135,962

Senior Secured Bonds—9.2%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	7,348	7,383	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,137
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,232	4,517
Logan’s Roadhouse, Inc., 10.8%, 10/15/17	Consumer Discretionary	4,000	4,000	4,322
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,971	5,318
Paetec Holding Corp., 8.9%, 6/30/17(d)	Telecommunication Services	4,680	4,809	5,008
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	817
Stallion Oilfield Services Ltd., 10.5%, 2/15/15	Energy	4,000	4,070	4,219

Total Senior Secured Bonds			34,265	35,796

Subordinated Debt—13.1%
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,908	7,253
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,001
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,175
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	8,000	8,000	7,682
Hughes Network Systems, LLC, 9.5%, 4/15/14(f)	Telecommunication Services	2,000	2,072	2,070
Mediacom Broadband LLC, 8.5%, 10/15/15(f)	Consumer Discretionary	2,000	2,029	2,011
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,867	6,980
NBTY, Inc., 9.0%, 10/1/18	Consumer Staples	4,700	4,700	5,036
Paetec Holding Corp., 9.9%, 12/1/18(f)	Telecommunication Services	4,000	3,868	4,030
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,940	2,940

Total Subordinated Debt			51,384	51,178

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—6.8%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	$2,000	$1,051	$1,375
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,028	3,565
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,743	1,633
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	960	1,207
Blue Mountain CLO III Class E, L+355, 3/17/21(f)	Financials	$2,000	869	1,195
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,133	1,219
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,012	3,920
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,182	2,390
Mountain View CLO II Class Pref, 17.4%, 1/12/21(e)(f)	Financials	8,975	7,272	7,135
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,774	2,900

Total Collateralized Securities			24,024	26,539

TOTAL INVESTMENTS—188.4%			$715,514	733,580

LIABILITIES IN EXCESS OF OTHER ASSETS—(88.4%)				(344,348)

NET ASSETS—100.0%				$389,232

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s Board of Directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Position or portion thereof unsettled as of December 31, 2010.

(f)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2011, the Company had two wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010 and Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through August 12, 2011, the Company has sold 106,890,546 shares (as adjusted for stock distributions) of common stock for gross proceeds of $1,115,048. As of August 12, 2011, the Company had raised total gross proceeds of $1,116,048 including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the six months ended June 30, 2011 and 2010, the Company sold 48,700,320 and 11,530,586 shares for gross proceeds of $518,405 and $119,107 at an average price per share of $10.64 and $10.33, respectively. The gross proceeds received during the six months ended June 30, 2011 and 2010 include reinvested stockholder distributions of $12,248 and $1,527, respectively. During the period from July 1, 2011 to August 12, 2011, the Company sold 16,764,930 shares of common stock for gross proceeds of $178,759 at an average price per share of $10.66.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions of $47,190 and $11,414 for the six months ended June 30, 2011 and 2010, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 balance sheet and schedule of investments are derived from the 2010 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the 2010 financial statements have been reclassified to conform to the classifications used to prepare the 2011 financial statements. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement the Company entered into with FB Income Advisor, LLC, or FB Advisor, the incentive fee on capital gains earned on liquidated investments of the Company’s portfolio during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of its portfolio, of which $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. During the six months ended June 30, 2011, the Company accrued an additional $3,911 in capital gains incentive fees based on the performance of its portfolio during such period, of which $1,168 was based on realized gains.

Note 3. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of this guidance, including the gross presentation of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 3. Recently Issued Accounting Standards (continued)

Level 3 roll forward information, did not have a significant impact on the Company’s consolidated financial statements or disclosures. See “Note 7. Fair Value of Financial Instruments” for a discussion of the three-level fair value hierarchy employed by the Company under existing accounting guidance.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Boards, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. During the three months ended June 30, 2011 and 2010, FB Advisor earned $6,023 and $1,492, respectively, in base management fees. During the six months ended June 30, 2011 and 2010, FB Advisor earned $10,784 and $2,287, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $8,168 and $1,232, respectively, of these fees during the six months ended June 30, 2011 and 2010.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains. However, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended June 30, 2011, the Company accrued a capital gains incentive fee of $640 based on the performance of the Company’s portfolio, of which only $39 was based on realized gains. During the three months ended June 30, 2010, the Company reversed $386 in capital gains incentive fees accrued by the Company during the three months ended March 31, 2010, as a result of the unrealized losses incurred in the Company’s portfolio during the three months ended June 30, 2010. During the six months ended June 30, 2011, the Company accrued a capital gains incentive fee of $3,911 based on the performance of the Company’s portfolio, of which only $1,168 was based on realized gains.

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended June 30, 2011 and 2010, the Company incurred administrative services charges of $404 and $175, respectively, attributable to FB Advisor. Of these charges, for the three months ended June 30, 2011 and 2010, $222 and $175, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $337 and $193, respectively, for the services incurred under this arrangement during the three months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010, the Company incurred administrative services charges of $988 and $350, respectively, attributable to FB Advisor. Of these charges, for the six months ended June 30, 2011 and 2010, $800 and $350, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $814 and $364, respectively, for the services incurred under this arrangement during the six months ended June 30, 2011 and 2010.

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, funded offering costs and other expenses in the amount of $461 for the six months ended June 30, 2010. All offering costs for the six months ended June 30, 2011 have been funded directly by the Company. The offering costs and other expenses funded by Franklin Square Holdings during the six months ended June 30, 2010 were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the other expenses were charged to expense as incurred by the Company.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the six months ended June 30, 2011 and 2010, FS2 retained $9,115 and $1,912, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

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

Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $641 and $1,608, to FB Advisor and its affiliates during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

Members of FB Advisor’s senior management team provide investment advisory services to both the Company and FB Capital Partners, L.P. FB Capital Partners, L.P., which is controlled by Mr. Forman, the Company’s chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FB Capital Partners, L.P. nor FB Advisor is making private corporate debt investments for clients other than the Company currently, FB Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2011 and 2010, the Company received no reimbursements from Franklin Square Holdings. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael Forman, and its vice-chairman, David Adelman.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2011 and 2010:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2010
March 31, 2010(1)	$0.1860	$2,443
June 30, 2010	$0.1875	$3,589

Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529

(1)	The amount of the per share distributions during the three months ended March 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

On July 12, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on July 29, 2011 to stockholders of record on July 15, 2011 and July 28, 2011, respectively. On August 9, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which are expected to be paid on August 31, 2011 to stockholders of record on August 15, 2011 and August 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	25,570	84%	4,290	71%
Capital gains proceeds from the sale of assets	4,907	16%	1,742	29%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$30,477	100%	$6,032	100%

(1)	During the six months ended June 30, 2011 and 2010, 91% and 77%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 9% and 23%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,072,009 and $715,695 as of June 30, 2011 and December 31, 2010, respectively. The aggregate net unrealized appreciation on a tax basis was $16,750 and $17,885 as of June 30, 2011 and December 31, 2010, respectively. The Company’s net investment income on a tax basis for the six months ended June 30, 2011 and 2010 was $25,570 and $4,290, respectively. The Company distributed all of its net investment income earned as of June 30, 2011 and 2010.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of the Company’s operations, interest income earned on a tax basis due to the required accretion of discount on a non-performing loan, and the required accrual for GAAP purposes of incentive fees on

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

unrealized gains even though no such incentive fees on unrealized gains are payable by the Company. See “Note 2. Summary of Significant Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
GAAP basis net investment income	$20,323	$4,250
Amortization of organizational costs	(21)	(21)
Tax accretion of discount on investment	2,525	61
Reversal of incentive fee accrual on unrealized gains	2,743	—

Tax basis net investment income	$25,570	$4,290

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

The following table reflects the stock distributions per share that the Company has declared on its common stock to date:

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

As of June 30, 2011 and December 31, 2010, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2011	December 31, 2010
Distributable ordinary income	$14,811	$1,290
Incentive fee accrual on unrealized gains	(6,806)	(4,063)
Unamortized organizational costs	(536)	(558)
Unrealized appreciation on investments(1)	16,750	17,885

	$24,219	$14,554

(1)	As of June 30, 2011 and December 31, 2010, the gross unrealized appreciation on the Company’s investments was $32,812 and $20,136, respectively. As of June 30, 2011 and December 31, 2010, the gross unrealized depreciation on the Company’s investments was $16,062 and $2,251, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$530,850	$541,416	50%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	280,208	283,238	26%	131,960	135,962	19%
Senior Secured Bonds	86,759	87,344	8%	34,265	35,796	4%
Subordinated Debt	103,803	104,581	10%	51,384	51,178	7%
Collateralized Securities	51,194	58,785	5%	24,024	26,539	4%
Equity/Other	18,083	12,108	1%	—	—	—

	$1,070,897	$1,087,472	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the accretion of discounts on debt investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2011, the Company had 2 such investments with an aggregate unfunded commitment of $14,802.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$242,397	22.3%	$129,749	17.6%
Consumer Staples	56,418	5.2%	56,184	7.7%
Energy	103,269	9.5%	69,048	9.4%
Financials	103,031	9.5%	59,431	8.1%
Healthcare	107,948	9.9%	63,460	8.7%
Industrials	167,705	15.4%	96,762	13.2%
Information Technology	156,768	14.4%	117,499	16.0%
Materials	42,651	3.9%	46,832	6.4%
Telecommunication Services	90,602	8.4%	81,675	11.1%
Utilities	16,683	1.5%	12,940	1.8%

Total	$1,087,472	100.0%	$733,580	100.0%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

As of June 30, 2011 and December 31, 2010, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2011		December 31, 2010
	Investments	Total Return Swap	Investments
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,087,472	1,287	733,580

	$1,087,472	$1,287	$733,580

The Company’s investments as of June 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its collateralized loan and debt obligations and its subordinated debt investments by obtaining bid and ask prices from independent dealers and the Company valued all of its other debt investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Six senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. The Company’s equity investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan, which was purchased near June 30, 2011, was valued at cost, as the Company’s board of directors determined that the cost of the investment was the best indication of its fair value. The Company values its total return swap, or TRS, for a portfolio of senior secured floating rate loans in accordance with the agreements governing such arrangement. Pursuant to those agreements, the counterparty to the TRS, Citibank, N.A., or Citibank, values the loans underlying the TRS based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

The following is a reconciliation for the six months ended June 30, 2011 and 2010 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580
Accretion of discount	1,994	1,124	(1)	55	330	—	3,502
Net realized gain	4,167	13,747	958	809	342	—	20,023
Net change in unrealized appreciation (depreciation)	342	(972)	(946)	984	5,076	(5,975)	(1,491)
Purchases	542,648	191,229	87,981	64,876	35,895	18,083	940,712
Paid-in-kind interest	173	—	—	178	—	—	351
Sales and redemptions	(492,013)	(57,852)	(36,444)	(13,499)	(9,397)	—	(609,205)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$541,416	$283,238	$87,344	$104,581	$58,785	$12,108	$1,087,472

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,870	$2,308	$114	$298	$7,591	$(5,974)	$10,207

	For the Six Months Ended June 30, 2010
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$45,780	$45,521	$—	$9,291	$—	$—	$100,592
Accretion of discount	1,170	809	6	14	28	—	2,027
Net realized gain	1,380	2,096	(783)	396	—	—	3,089
Net change in unrealized appreciation (depreciation)	(2,903)	(1,845)	(1,011)	(116)	(312)	—	(6,187)
Purchases	205,216	50,883	32,482	13,923	2,764	—	305,268
Paid-in-kind interest	—	40	—	42	—	—	82
Sales and redemptions	(31,021)	(15,571)	(6,083)	(7,644)	—	—	(60,319)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$219,622	$81,933	$24,611	$15,906	$2,480	$—	$344,552

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,360)	$264	$1,021	$(665)	$—	$—	$(1,740)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap

On March 18, 2011, Arch Street, the Company’s newly-formed, wholly-owned financing subsidiary, entered into a TRS for senior secured floating rate loans with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables the Company, through its ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS.

Pursuant to the terms of an investment management agreement that the Company has entered into with Arch Street, the Company acts as the manager of the rights and obligations of Arch Street under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Arch Street for purposes of the TRS are selected by the Company in accordance with its investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Arch Street may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the agreements between Arch Street and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (continued)

Under the terms of the TRS, Arch Street may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Arch Street may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Arch Street. The amount of collateral required to be posted by Arch Street is determined primarily on the basis of the aggregate value of the underlying loans.

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Arch Street. Each of the loans underlying the TRS is required to be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. As of June 30, 2011, the fair value of the TRS was $1,287. The fair value of the TRS is reflected as an unrealized gain on the consolidated balance sheet. The change in value of the TRS is reflected in the statement of operations as net change in unrealized appreciation on total return swap. As of June 30, 2011, Arch Street had selected 41 underlying loans with a total notional amount of $202,435 and posted $43,391 in cash collateral held by Citibank, which is reflected in due from counterparty in the consolidated balance sheet. Neither the cash collateral nor any other assets of Arch Street are available to pay the debts of the Company.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2011:

Underlying Loan	Industry	Notional Amount
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14	Financials	$1,949
Asurion Corp., L+400, 1.5% LIBOR Floor, 5/20/18	Financials	4,950
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	9,896
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/10/17	Consumer Discretionary	4,950
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16	Information Technology	1,771
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	4,831
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/17/18	Industrials	7,494
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,854
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 3/15/18	Healthcare	7,920
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 5/25/18	Healthcare	6,755
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/11/17	Materials	7,380
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	4,357
Gemini Holdings Inc., L+450, 1.5% LIBOR Floor, 6/16/17	Consumer Discretionary	3,667
Gibson Energy ULC, L+450, 1.3% LIBOR Floor, 6/15/18	Energy	7,150
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16	Healthcare	4,355
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16	Financials	10,805
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/29/18	Telecommunication Services	1,382
Hyland Software, Inc., L+425, 1.5% LIBOR Floor, 12/19/16	Information Technology	3,980
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,513
Infogroup, Inc., L+375, 1.5% LIBOR Floor, 5/27/18	Consumer Discretionary	4,723
Intelsat Jackson Holdings S.A., L+375, 1.5% LIBOR Floor, 4/2/18	Telecommunication Services	3,012
Kar Holdings, Inc., L+375, 1.3% LIBOR Floor, 5/20/17	Industrials	3,036
LabelCorp Holdings, Inc., L+475, 1.5% LIBOR Floor, 5/27/17	Industrials	5,775
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16	Healthcare	1,597
Mood Media Corp,, L+550, 1.5% LIBOR Floor, 5/4/18	Consumer Discretionary	5,096
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 3/28/17	Materials	3,994
OpenLink Financial Inc., L+400, 1.3% LIBOR Floor, 4/27/18	Information Technology	5,627
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	1,824
Ranpak Corp., L+350, 1.3% LIBOR Floor, 4/20/17	Industrials	2,647
RBS Holding Company, LLC, L+500, 1.5% LIBOR Floor, 3/21/17	Consumer Discretionary	9,776
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542
SemGroup Corp., L+450, 1.3% LIBOR Floor, 6/17/18	Energy	5,281
Sensus USA Inc., L+350, 1.3% LIBOR Floor, 5/9/17	Industrials	3,008
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,798
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	6,965
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17	Healthcare	7,684
SymphonyIRI Group Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,095
TravelCLICK Holdings, Inc., L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,876
Verint Systems, Inc., L+325, 1.3% LIBOR Floor, 10/6/17	Information Technology	2,726
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,821
Wall Street Systems Inc., L+400, 1.5% LIBOR Floor, 2/2/17	Information Technology	2,573

TOTAL NOTIONAL AMOUNT		$202,435

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. On such date, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104. During the six months ended June 30, 2011, the Company repurchased 257,891 shares at $9.64 per share for aggregate consideration totaling $2,486. On July 1, 2011, the Company repurchased 79,250 shares at $9.68 per share for aggregate consideration totaling $767.

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

As of June 30, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,546 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of June 30, 2011, $634 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.41% on June 30, 2011. Interest is paid quarterly in arrears, and commenced August 20, 2010. The Company recorded interest expense of $2,267 and $837 for the three months ended June 30, 2011 and 2010, respectively, of which $223 and $130 related to the amortization of deferred financing costs. The Company recorded interest expense of $4,460 and $870 for the six months ended June 30, 2011 and 2010, respectively, of which $428 and $161 related to the amortization of deferred financing costs. The Company paid $4,248 in interest expense for the six months ended June 30, 2011. The average borrowings under the credit facility for the six months ended June 30, 2011 and 2010 were $337,434 and $90,178, with a weighted average interest rate of 2.35% and 2.95%, respectively.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separate from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the credit facility and as such are not available to pay the debts of the Company. The following is the balance sheet of Broad Street as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	(Unaudited)	December 31, 2010
Assets
Investments, at fair value (amortized cost—$541,034 and $527,964, respectively)	$550,417	$540,186
Cash	28,047	9,534
Receivable for investments sold and repaid	10,037	5,162
Interest receivable	2,844	2,360
Deferred financing costs	620	835

Total assets	$591,965	$558,077

Liabilities
Payable for investments purchased	$21,911	$48,947
Credit facility payable	340,000	297,201
Due to FS Investment Corporation	930	992
Interest payable	1,095	883
Accrued expenses	36	43

Total liabilities	363,972	348,066

Member’s equity	227,993	210,011

Total liabilities and member’s equity	$591,965	$558,077

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Per Share Data(1):
Net asset value, beginning of period	$9.42	$9.10

Results of operations(2)
Net investment income	0.33	0.40
Net realized and unrealized appreciation on investments and on foreign currency	0.32	0.81

Net increase in net assets resulting from operations	0.65	1.21

Stockholder distributions(3)
Distributions from net investment income	(0.39)	(0.55)
Distributions from net realized gain on investments	(0.08)	(0.32)

Net decrease in net assets resulting from stockholder distributions	(0.47)	(0.87)

Capital share transactions
Issuance of common stock(4)	0.07	0.10
Offering costs(2)	(0.03)	(0.07)
Reimbursement to investment adviser(2)	—	(0.10)
Capital contributions of investment adviser(2)	—	0.05

Net increase (decrease) in net assets resulting from capital share transactions	0.04	(0.02)

Net asset value, end of period	$9.64	$9.42

Shares outstanding, end of period	89,775,091	41,332,661

Total return(5)	7.32%	13.08%

Ratio/Supplemental Data:
Net assets, end of period	$865,329	$389,232

Ratio of net investment income to average net assets(6)	3.41%	4.37%

Ratio of operating expenses to average net assets(6)	3.79%	9.89%

Portfolio turnover	67.42%	67.48%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 12. Financial Highlights (continued)

(5)	The total return for the six months ended June 30, 2011 was calculated by taking the net asset value per share as of June 30, 2011, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2010. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The total return does not consider the effect of the sales load from the sale of the Company’s common stock.

(6)	Average monthly net assets are used for this calculation. Ratios are not annualized.

Note 13. Subsequent Events

On July 21, 2011, the Company entered into a conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, through two wholly-owned subsidiaries, pursuant to which up to $300,000 will be made available to the Company to fund investments in new securities and for other general corporate purposes. Pricing under the facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, loans in the Company’s portfolio having an aggregate market value of up to $600,000 may be sold by the Company from time to time to Locust Street Funding LLC, or Locust Street, a newly-formed, special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an asset transfer agreement the Company entered into with Locust Street on July 21, 2011, or the Asset Transfer Agreement. Under the Asset Transfer Agreement, on July 21, 2011, the Company sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to the Company. The Company owns all of the equity in Locust Street.

The loans purchased by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued by Locust Street from time to time to Race Street Funding LLC, or Race Street, another newly-formed, special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an indenture dated as of July 21, 2011 with Citibank, N.A., as trustee, or the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $420,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value. On July 21, 2011, Race Street purchased a Class A Note in the principal amount of $63,000. The Company funded this purchase through a capital contribution of $63,000 to Race Street. The Company owns all of the equity in Race Street.

Race Street, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of a master repurchase agreement and the related annex and confirmation to such agreement, each dated as of July 21, 2011, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $420,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $300,000. On July 21, 2011, a Class A Note in the

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 13. Subsequent Events (continued)

principal amount of $63,000 was purchased by JPM from Race Street pursuant to the JPM Facility for $45,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at the applicable pricing rate under the JPM Facility, as described below.

During the 180-day period following the initial transaction under the JPM Facility, Race Street intends to enter into additional repurchase transactions thereunder with respect to an additional $357,000 in principal amount of Class A Notes. If at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy these margin-posting requirements, Race Street intends to borrow funds from the Company pursuant to a revolving credit agreement the Company entered into, as lender, with Race Street, as borrower, on July 21, 2011, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Pricing under the JPM Facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. Commencing January 2013, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions will be subject to breakage fees calculated as the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Interest on the Class A Notes will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal on the Class A Notes will be due and payable on the stated maturity date of July 15, 2021. Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-advisor to FB Advisor.

In connection with the Class A Notes and the Indenture, Locust Street also entered into (i) a collateral management agreement with the Company, as collateral manager, dated as of July 21, 2011, pursuant to which the Company will manage the assets of Locust Street, and (ii) a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, dated as of July 21, 2011, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street.

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

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies.

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to source favorable private investments;

•	our use of financial leverage;

•	our tax status;

•	the tax status of our portfolio companies; and

•	the timing and amount of distributions and dividends from our portfolio companies.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Exchange Act.

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

Portfolio Investment Activity For The Six Months Ended June 30, 2011 and 2010

During the six months ended June 30, 2011, we made investments in portfolio companies totaling $940,712. During the same period we sold positions totaling $384,112 and received principal repayments of $225,093. During the six months ended June 30, 2010, we made investments in portfolio companies totaling $305,268. During the same period we sold positions totaling $28,830 and received principal repayments of $31,489.

As of June 30, 2011 and December 31, 2010, our investment portfolio consisted of interests in 156 and 144 portfolio companies, respectively, for a total fair value of $1,087,472 and $733,580, respectively. The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$530,850	$541,416	50%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	280,208	283,238	26%	131,960	135,962	19%
Senior Secured Bonds	86,759	87,344	8%	34,265	35,796	4%
Subordinated Debt	103,803	104,581	10%	51,384	51,178	7%
Collateralized Securities	51,194	58,785	5%	24,024	26,539	4%
Equity/Other	18,083	12,108	1%	—	—	—

	$1,070,897	$1,087,472	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the accretion of discounts on debt investments.

As of June 30, 2011, the portfolio companies that comprise our portfolio had an average annual earnings EBITDA of approximately $330,700. The investments in our portfolio were purchased at an average price of 93.4% of par or stated value, as applicable, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.6% based upon the purchase price of our investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2011, we held 2 such investments with an aggregate unfunded commitment of $14,802. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$242,397	22.3%	$129,749	17.6%
Consumer Staples	56,418	5.2%	56,184	7.7%
Energy	103,269	9.5%	69,048	9.4%
Financials	103,031	9.5%	59,431	8.1%
Healthcare	107,948	9.9%	63,460	8.7%
Industrials	167,705	15.4%	96,762	13.2%
Information Technology	156,768	14.4%	117,499	16.0%
Materials	42,651	3.9%	46,832	6.4%
Telecommunication Services	90,602	8.4%	81,675	11.1%
Utilities	16,683	1.5%	12,940	1.8%

Total	$1,087,472	100.0%	$733,580	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$66,534	6%	$38,899	5%
2	992,684	91%	682,861	93%
3	16,939	2%	11,384	2%
4	—	—	436	—
5	11,315	1%	—	—

	$1,087,472	100%	$733,580	100%

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

Comparison of the three months ended June 30, 2011 and June 30, 2010

Revenues

We generated investment income of $24,990 and $6,060 for the three months ended June 30, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, subordinated debt, collateralized loan and debt obligations and corporate bonds in our portfolio and dividends earned on preferred equity securities. Such revenues represent $22,553 and $4,942 of cash interest earned as well as $2,437 and $1,118 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. We also generate revenues in the form of dividends on the equity or other securities we hold.

In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the three months ended June 30, 2011 or 2010.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

We also reimburse FB Advisor for its performance of services related to our administration and operation, provided that such reimbursement shall be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for the purchase and sale of our investments; and

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

Our total operating expenses were $10,683 and $2,925 for the three months ended June 30, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $6,023 and $1,492 for the three months ended June 30, 2011 and 2010, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $404 and $175 for the three months ended June 30, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We recorded incentive fee expense of $640 for the three months ended June 30, 2011. During the three months ended June 30, 2010, we reversed $386 in incentive fees accrued during the three months ended March 31, 2010 as a result of the unrealized losses incurred during that period. The incentive fee expense for the three months ended June 30, 2011 includes $601 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $2,267 and $837 for the three months ended June 30, 2011 and 2010, respectively, in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $172 and $176 for the three months ended June 30, 2011 and 2010, respectively. We incurred expenses with our stock transfer agent of $395 and $193 for the three months ended June 30, 2011 and 2010, respectively.

Our other general and administrative expenses totaled $782 and $438 for the three months ended June 30, 2011 and 2010, respectively, and consisted of the following:

	Three Months Ended June 30,
	2011	2010
Expenses associated with our independent audit and related fees	$150	$75
Compensation of our chief financial officer and our chief compliance officer(1)	11	39
Legal fees	53	115
Printing fees	134	107
Fees paid to our independent directors	132	45
Other	302	57

Total	$782	$438

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item will not include compensation paid to our chief financial officer and will only represent compensation paid to our chief compliance officer.

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

Over the next several quarters, we expect our operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the three months ended June 30, 2011 and 2010, the ratio of our operating expenses to our average net assets was 1.50% and 1.70%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During each of the three months ended June 30, 2011 and 2010, respectively, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Net Investment Income

Our net investment income totaled $14,307 ($0.19 per share) and $3,135 ($0.16 per share) for the three months ended June 30, 2011 and 2010, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $131,209 and $79,312, respectively, during the three months ended June 30, 2011, from which we realized net gains of $14,370. We sold investments and received principal repayments of $12,123 and $13,852, respectively, during the three months ended June 30, 2010, from which we realized net gains of $1,100.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain/Loss on Foreign Currency

For the three months ended June 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled ($11,957) and the net change in unrealized gain/loss on foreign currency totaled $21. The change in unrealized appreciation on our TRS was $1,079 during this period. For the three months ended June 30, 2010, the net change in unrealized appreciation (depreciation) on investments totaled ($7,867) and the net change in unrealized gain/loss on foreign currency totaled ($85). The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2011 was primarily driven by sales of investments that resulted in the conversion of unrealized gains on such investments to realized gains, thereby reducing unrealized appreciation. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2010 was primarily driven by a general widening of credit spreads during such period.

Net Increase/Decrease in Net Assets Resulting from Operations

For the three months ended June 30, 2011, the net increase in net assets resulting from operations was $17,820 ($0.24 per share) compared to a net decrease in net assets resulting from operations of $3,717 (($0.19) per share) during the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 and June 30, 2010

Revenues

We generated investment income of $42,914 and $9,194 for the six months ended June 30, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, subordinated debt, collateralized loan and debt obligations and corporate bonds in our portfolio and dividends earned on preferred equity securities. Such revenues represent $39,061 and $7,085 of cash interest earned as well as $3,853 and $2,109 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $22,591 and $4,944 for the six months ended June 30, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $10,784 and $2,287 for the six months ended June 30, 2011 and 2010, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $988 and $350 for the six months ended June 30, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We recorded incentive fee expense of $3,911 for the six months ended June 30, 2011. The incentive fee expense for the six months ended June 30, 2011 includes $2,743 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $4,460 and $870 for the six months ended June 30, 2011 and 2010, respectively, in connection with our revolving credit facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $394 and $331 for the six months ended June 30, 2011 and 2010, respectively. We incurred expenses with our stock transfer agent of $690 and $372 for the six months ended June 30, 2011 and 2010, respectively.

Our other general and administrative expenses totaled $1,364 and $734 for the six months ended June 30, 2011 and 2010, respectively, and consisted of the following:

	Six Months Ended June 30,
	2011	2010
Expenses associated with our independent audit and related fees	$240	$155
Compensation of our chief financial officer and our chief compliance officer(1)	53	77
Legal fees	106	189
Printing fees	217	109
Fees paid to our independent directors	264	91
Other	484	113

Total	$1,364	$734

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item will not include compensation paid to our chief financial officer and will only represent compensation paid to our chief compliance officer.

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

Over the next several quarters, we expect our operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. During the six months ended June 30, 2011 and 2010, the ratio of our operating expenses to our average net assets was 3.79% and 3.30%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The higher ratio of operating expenses to average net assets during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 can primarily be attributed to (i) a change in our methodology during the fourth quarter of 2010 for accruing for incentive fees to include unrealized gains in the calculation of our capital gains incentive fee expense, even though no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized (see “—Critical Accounting Policies—Capital Gains Incentive Fee”), and (ii) interest expense related to the revolving credit facility between Broad Street and Deutsche Bank which was established during March 2010. Without such expenses, our ratio of operating expenses to average net assets would have been approximately 2.58% during the six months ended June 30, 2011.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During each of the six months ended June 30, 2011 and 2010, respectively, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Net Investment Income

Our net investment income totaled $20,323 ($0.33 per share) and $4,250 ($0.26 per share) for the six months ended June 30, 2011 and 2010, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $384,112 and $225,093, respectively, during the six months ended June 30, 2011, from which we realized net gains of $20,023. We sold investments and received principal repayments of $28,830 and $31,489, respectively, during the six months ended June 30, 2010, from which we realized net gains of $3,089.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain/Loss on Foreign Currency

For the six months ended June 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled ($1,564) and the net change in unrealized gain/loss on foreign currency totaled $73. The change in unrealized appreciation on our TRS was $1,287 during this period. For the six months ended June 30, 2010, the net change in unrealized appreciation (depreciation) on investments totaled ($6,091) and the net change in unrealized gain/loss on foreign currency totaled ($96). The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2011 was primarily driven by sales of investments that resulted in the conversion of unrealized gains on such investments to realized gains, thereby reducing unrealized appreciation. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2010 was primarily driven by a general widening of credit spreads during the second quarter of 2010.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2011, the net increase in net assets resulting from operations was $40,142 ($0.65 per share) compared to a net increase in net assets resulting from operations of $1,152 ($0.07 per share) during the six months ended June 30, 2010.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 2011, we sold 48,700,320 shares of our common stock for gross proceeds of $518,405. The gross proceeds received during the six months ended June 30, 2011 include reinvested stockholder distributions of $12,248. During the six months ended June 30, 2011, we also incurred offering costs of $2,297 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par in our consolidated financial statement and the other expenses were charged to expense as incurred. The sales commissions and dealer manager fees related to the sale of our common stock were $47,190 for the six months ended June 30, 2011. These sales commissions and fees include $9,115 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is one of our affiliates.

As of August 12, 2011, we have sold 106,890,546 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $1,115,048 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $1,116,048 as of August 12, 2011.

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

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our business development company election and our election to be taxed as a RIC.

As of June 30, 2011, we had $138,098 in cash, which we have invested in interest bearing accounts, and $43,391 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we have conducted since December 31, 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 31, 2010	January 3, 2011	99,633	$9.590	$955
March 31, 2011	April 1, 2011	158,258	9.675	1,531
June 30, 2011	July 1, 2011	79,250	9.675	767

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

In connection with entering into the original credit facility, and from time to time thereafter, we transferred debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities.

As of June 30, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,546 in connection with obtaining and amending the credit facility, which we recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility. As of June 30, 2011, $634 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.41% on June 30, 2011. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $4,460 and $870 for the six months ended June 30, 2011 and 2010, respectively, of which $428 and $161 related to the amortization of deferred financing costs. We paid $4,248 in interest expense for the six months ended June 30, 2011. The average borrowings under the credit facility for the six months ended June 30, 2011 and 2010 were $337,434 and $90,178, with a weighted average interest rate of 2.35% and 2.95%, respectively.

Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM, the sub-adviser to FB Advisor; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due, (b) borrowings under the credit facility exceeding the applicable advance rates, (c) the purchase by Broad Street of certain ineligible assets, (d) the insolvency or bankruptcy of Broad Street or us, (e) we cease to act as investment manager of Broad Street’s assets, (f) the decline of our net asset value below $50,000 and (g) fraud or other illicit acts by us, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate. Broad Street was in compliance with the terms of the credit facility as of June 30, 2011.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

Total Return Swap

On March 18, 2011, Arch Street, our newly-formed, wholly-owned financing subsidiary, entered into a TRS for senior secured floating rate loans with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS.

Pursuant to the terms of an investment management agreement that we have entered into with Arch Street, we act as the manager of the rights and obligations of Arch Street under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Arch Street for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Arch Street may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Arch Street may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Arch Street may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Arch Street. The amount of collateral required to be posted by Arch Street is determined primarily on the basis of the aggregate value of the underlying loans.

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Arch Street. Each of the loans underlying the TRS is required to be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. As of June 30, 2011, the fair value of the TRS was $1,287. The fair value of the TRS is reflected as an unrealized gain on our consolidated balance sheet. The change in value of the TRS is reflected in our statement of operations as net change in unrealized appreciation on total return swap. As of June 30, 2011, Arch Street had selected 41 underlying loans with a total notional amount of $202,435 and posted $43,391 in cash collateral held by Citibank, which is reflected in due from counterparty in our consolidated balance sheet. Neither the cash collateral nor any other assets of Arch Street are available to pay our debts.

JPM Financing

On July 21, 2011, we entered into a conventional debt financing arrangement with JPM, through two wholly-owned subsidiaries, pursuant to which up to $300,000 will be made available to us to fund investments in new securities and for other general corporate purposes. Pricing under the facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $600,000 may be sold by us from time to time to Locust Street, a newly-formed, special-purpose bankruptcy-remote subsidiary of ours, pursuant to the Asset Transfer Agreement. Under the Asset Transfer Agreement, on July 21, 2011, we sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to us. We own all of the equity in Locust Street.

The loans purchased by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued by Locust Street from time to time to Race Street, another newly-formed, special-purpose bankruptcy-remote subsidiary of ours, pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $420,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value. On July 21, 2011, Race Street purchased a Class A Note in the principal amount of $63,000. We funded this purchase through a capital contribution of $63,000 to Race Street. We own all of the equity in Race Street.

Race Street, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $420,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $300,000. On July 21, 2011, a Class A Note in the principal amount of $63,000 was purchased by JPM from Race Street pursuant to the JPM Facility for $45,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at the applicable pricing rate under the JPM Facility, as described below.

During the 180-day period following the initial transaction under the JPM Facility, Race Street intends to enter into additional repurchase transactions thereunder with respect to an additional $357,000 in principal amount of Class A Notes. If at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines by an amount greater than the Margin Threshold,

Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy these margin-posting requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Pricing under the JPM Facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. Commencing January 2013, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions will be subject to breakage fees calculated as the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Interest on the Class A Notes will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal on the Class A Notes will be due and payable on the stated maturity date of July 15, 2021. Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-advisor to FB Advisor.

In connection with the Class A Notes and the Indenture, Locust Street also entered into (i) a collateral management agreement with us, as collateral manager, dated as of July 21, 2011, pursuant to which we will manage the assets of Locust Street, and (ii) a collateral administration agreement with Virtus, as collateral administrator, dated as of July 21, 2011, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street.

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

We declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2011 or 2010 represented a return of capital for tax purposes.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2011 and 2010:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2010
March 31, 2010(1)	$0.1860	$2,443
June 30, 2010	$0.1875	$3,589

Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529

(1)	The amount of the per share distributions during the three months ended March 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

On July 12, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on July 29, 2011 to stockholders of record on July 15, 2011 and July 28, 2011, respectively. On August 9, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which are expected to be paid on August 31, 2011 to stockholders of record on August 15, 2011 and August 30, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the six months ended June 30, 2011, and 2010:

	Six Months Ended June 30,
	2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	25,570	84%	4,290	71%
Capital gains proceeds from the sale of assets	4,907	16%	1,742	29%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$30,477	100%	$6,032	100%

(1)	During the six months ended June 30, 2011 and 2010, 91% and 77%, respectively, of our gross investment income was attributable to cash interest earned and 9% and 23%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $1,072,009 and $715,695 as of June 30, 2011 and December 31, 2010, respectively. The aggregate net unrealized appreciation on a tax basis was $16,750 and $17,885 as of June 30, 2011 and December 31, 2010, respectively. Our net investment income on a tax basis for the six months ended June 30, 2011 and 2010 was $25,570 and $4,290, respectively. We distributed all of our net investment income earned as of June 30, 2011 and 2010.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on a non-performing loan, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us. See “—Critical Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
GAAP basis net investment income	$20,323	$4,250
Amortization of organizational costs	(21)	(21)
Tax accretion of discount on investment	2,525	61
Reversal of incentive fee accrual on unrealized gains	2,743	—

Tax basis net investment income	$25,570	$4,290

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

As of June 30, 2011 and December 31, 2010, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2011	December 31, 2010
Distributable ordinary income	$14,811	$1,290
Incentive fee accrual on unrealized gains	(6,806)	(4,063)
Unamortized organizational costs	(536)	(558)
Unrealized appreciation on investments(1)	16,750	17,885

	$24,219	$14,554

(1)	As of June 30, 2011 and December 31, 2010, the gross unrealized appreciation on our investments was $32,812 and $20,136, respectively. As of June 30, 2011 and December 31, 2010, the gross unrealized depreciation on our investments was $16,062 and $2,251, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of June 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our collateralized loan and debt obligations and our subordinated debt investments by obtaining bid and ask prices from independent dealers and valued all of our other debt investments, including our senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Six of our senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Our equity investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan, which was purchased near June 30, 2011, was valued at cost, as our board of directors determined that the cost of the investment was the best indication of its fair value. We value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, Citibank values the loans underlying the TRS based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FB Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio during operations prior to our liquidation is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. During the six months ended June 30, 2011, we accrued an additional $3,911 in capital gains incentive fees based on the performance of our portfolio during such period, of which $1,168 was based on realized gains.

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

Contractual Obligations

We have entered into an agreement with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2011 and 2010, we incurred $6,023 and $1,492, respectively, in base management fees and $404 and $175, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2011 and 2010, we incurred $10,784 and $2,287, respectively, in base management fees and $988 and $350, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2011, we accrued $640 in capital gains incentive fees. During the three months ended June 30, 2010, we reversed $386 in incentive fees accrued during the three months ended March 31, 2010 as a result of the unrealized losses incurred during that period. The incentive fee expense for the three months ended June 30, 2011 includes $601 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. During the six months ended June 30, 2011, we accrued $3,911 in capital gains incentive fees. The incentive fee expense for the six months ended June 30, 2011 includes $2,743 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

As of June 30, 2011, $340,000 was outstanding under the revolving credit facility between Broad Street and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the revolving credit facility between Broad Street and Deutsche Bank at June 30, 2011 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$340,000	$340,000	—	—	—

(1)	At June 30, 2011, no amounts remained unused under the revolving credit facility.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the Accounting Boards on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 8% hurdle, and 20% of net realized gains, if applicable. We commenced accruing fees under the agreement on January 2, 2009, upon the commencement of operations. During the three months ended June 30, 2011 and 2010, FB Advisor earned $6,023 and $1,492, respectively, in base management fees. During the six months ended June 30, 2011 and 2010, FB Advisor earned $10,784 and $2,287, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $8,168 and $1,232 of these fees during the six months ended June 30, 2011 and 2010, respectively.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains. However, under the terms of our investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended June 30, 2011, we accrued a capital gains incentive fee of $640 based on the performance of our portfolio, of which only $39 was based on realized gains. During the three months ended June 30, 2010, we reversed $386 in capital gains incentive fees accrued during the three months ended March 31, 2010, as a result of the unrealized losses incurred in our portfolio during the three months ended June 30, 2010. During the six months ended June 30, 2011, we accrued a capital gains incentive fee of $3,911 based on the performance of our portfolio, of which only $1,168 was based on realized gains.

We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the six months ended June 30, 2011 and 2010, we incurred administrative services charges of $988 and $350, respectively, attributable to FB Advisor. Of these charges, $800 and $350, respectively, related to the allocation of costs of administrative personnel for services provided to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $814 and $364, respectively, for the services incurred under this arrangement during the six months ended June 30, 2011 and 2010.

Franklin Square Holdings funded offering costs and other expenses in the amount of $461 for the six months ended June 30, 2010. All offering costs for the six months ended June 30, 2011 have been funded directly by the Company. The offering costs and other expenses funded by Franklin Square Holdings during the six months ended June 30, 2010 were recorded as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statement and the other expenses were charged to expense as incurred.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the six months ended June 30, 2011 and 2010, FS2 retained $9,115 and $1,912, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2,500, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $641 and $1,608, to FB Advisor and its affiliates during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

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

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the six months ended June 30, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2011, 53 of our portfolio investments paid fixed interest rates and the remainder paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the $340,000 revolving credit facility which Broad Street maintains with Deutsche Bank, Broad Street borrows at a floating rate based on LIBOR. Under the terms of the TRS between Arch Street and Citibank, Arch Street pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $300,000. Pursuant to the terms of the financing arrangement with JPM, borrowings under the Revolving Credit Agreement, pricing of repurchase transactions under the JPM Facility and interest on the Class A Notes are all subject to a floating rate based on LIBOR. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2011:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 30 basis points	$119,418	$(8,112)	$111,305
Up 100 basis points	120,208	(12,532)	107,676
Up 200 basis points	126,182	(15,932)	110,250
Up 300 basis points	134,828	(19,332)	115,496

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation/depreciation on the TRS.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2011 and the year ended December 31, 2010, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q and the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2010, you should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Arch Street has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the TRS between Arch Street and Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS effectively adds leverage to our portfolio because, in addition to our total net assets, we are subject to investment exposure on the amount of securities subject to the TRS.

The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Arch Street is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Arch Street under the TRS. Arch Street bears the risk of depreciation with respect to the value of the loans underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event the value of the loans underlying the TRS depreciate more than the amount of any cash collateral previously posted by Arch Street. Arch Street’s maximum liability under the TRS is the amount of any decline in the aggregate value of the loans subject to the TRS, less the amount of the cash collateral previously posted by Arch Street. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

In addition to customary events of default and termination events, the agreements governing the TRS with Citibank contain the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days;

(b) a failure to post initial cash collateral or additional collateral as required by the agreements; (c) a default by Arch Street or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) a merger of Arch Street or us meeting certain criteria; (e) either us or Arch Street amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) our ceasing to be the investment manager of Arch Street or having authority to enter into transactions under the TRS on behalf of Arch Street, and not being replaced by an entity reasonably acceptable to Citibank.

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

We are subject to risks associated with our debt securitization facility.

On July 21, 2011, we entered into a debt financing arrangement with JPM, through two wholly-owned subsidiaries, pursuant to which up to $300 million will be made available to us to fund investments in new securities and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as income producing assets), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a special purpose entity, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $600 million may be sold by us from time to time to Locust Street, a newly-formed, special purpose entity and a subsidiary of ours, pursuant to the Asset Transfer Agreement. The loans purchased by Locust Street will secure the obligations of Locust Street under the Class A Notes, to be issued by Locust Street from time to time to Race Street, another special purpose entity and a subsidiary of ours, pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $420 million and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into a repurchase transaction with JPM, pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $420 million. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $300 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

Our equity investment in Locust Street is subordinated to the secured debt obligations of Locust Street.

Under the Asset Transfer Agreement, we sold loans to Locust Street for a purchase price of approximately $365.4 million, all of which consisted of equity interests in Locust Street that Locust Street issued to us. Any dividends or other payments in respect of our equity interest in Locust Street is subordinated in priority of payment to the Class A Notes. In addition, Locust Street is subject to certain payment restrictions in respect of its equity interests set forth in the Indenture.

We will receive cash distributions based on our investment in Locust Street only if Locust Street has made all required cash interest payments on the Class A Notes. We cannot assure you that distributions on the assets held by Locust Street will be sufficient to make any distributions to us or that the yield on our investment in Locust Street will meet our expectations.

Our equity investment in Locust Street is unsecured and ranks behind all of the secured creditors, known or unknown, of Locust Street, including the holders of the Class A Notes. Consequently, if the value of Locust Street’s portfolio of loan investments decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Locust Street could be reduced. Accordingly, our investment in Locust Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Locust Street’s portfolio of loan investments decreases and Locust Street is unable to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may, in turn, be unable to make any required payments to JPM on the Class A Notes purchased by JPM pursuant to the terms of the JPM Facility. In such event, we may be required to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

Our equity investment in Locust Street has a high degree of leverage.

As of July 25, 2011, the outstanding principal amount of the Class A Notes was approximately $63 million and the fair value of the assets held by Locust Street was approximately $365.4 million. The market value of our equity investment in Locust Street may be significantly affected by a variety of factors, including changes in the market value of the investments held by Locust Street, changes in distributions on the investments held by Locust Street, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and other risks associated with those investments. Our investment in Locust Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

The interests of JPM, as the holder of the Class A Notes, may not be aligned with our interests, and we will not have control over remedies in respect of the Class A Notes.

The Class A Notes rank senior in right of payment to any equity securities issued by Locust Street. As a result, there are circumstances in which the interests of JPM, as the holder of the Class A Notes, may not be aligned with our interests. For example, under the terms of the Class A Notes, JPM has the right to receive payments of principal and interest prior to Locust Street making any distributions or dividends to holders of its equity securities.

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of loans that secure the obligations of Locust Street under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Locust Street. Locust Street may not have proceeds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Locust Street to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Locust Street may fail to meet certain asset coverage tests, which would have an adverse effect on the timing of payments to us.

Under the Indenture, there are two coverage tests applicable to the collateral securing the Class A Notes. The first such test compares the amount of interest received on the portfolio of loans held by Locust Street to the amount of interest payable in respect of the Class A Notes. To meet this test, the aggregate amount of interest received on the portfolio of loans held by Locust Street must equal at least 150% of the interest payable in respect of the Class A Notes. The second test compares the aggregate principal amount of the portfolio of loans held by Locust Street to the aggregate outstanding principal amount of the Class A Notes. To meet this test, the aggregate principal amount of the portfolio of loans held by Locust Street must equal at least 135% of the aggregate outstanding principal amount of the Class A Notes. If the coverage tests are not satisfied on any date on which compliance is measured, Locust Street is required to apply available amounts to the repayment of the outstanding principal of the Class A Notes to satisfy the applicable coverage tests.

In addition, if at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines by an amount greater than the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy these margin-posting requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Race Street to satisfy the Margin Threshold, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Locust Street, if any, may decrease their value and reduce the value of our equity interest in Locust Street.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the investments held by Locust Street, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreement we have entered into with Locust Street. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Locust Street holding assets that do not meet certain specified criteria for the investments made by it. This could adversely impact the coverage tests under the Indenture. Any amendment, waiver, modification or other restructuring that reduces Locust Street’s compliance with the coverage tests under the Indenture will make it more likely that Locust Street will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Any such use of cash would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Locust Street.

We receive cash from Locust Street only to the extent that Locust Street makes distributions to us. Locust Street may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Locust Street may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. If we do not receive cash from Locust Street, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

We are subject to the credit risk of JPM.

If JPM fails to sell the Class A Notes back to Race Street at the end of the applicable period, Race Street’s recourse will be limited to an unsecured claim against JPM for the difference between the value of such Class A Notes at such time and the amount that would be owing by Race Street to JPM had JPM performed under the JPM Facility. The ability of JPM to satisfy such a claim will be subject to JPM’s creditworthiness at that time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we issued 824,551 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

On July 15, 2011, we and The Bank of New York Mellon, together with its affiliates, or BNYM, agreed to terminate, effective as of October 31, 2011 or such later date as the parties mutually agree, the custodian services agreement, dated as of September 9, 2008, between BNYM, as assignee of PFPC Trust Company, and us and the administration and accounting services agreement between the parties. We and BNYM have commenced a transition process and we are currently in discussions with a number of reputable financial institutions that we expect will be able to fulfill our needs in providing the services currently provided by BNYM without disruption. The termination of the custodian services agreement and the administration and accounting services agreement followed a determination by the parties that the arrangement was no longer mutually beneficial. We do not believe that such termination will have a material adverse impact on our operations or financial condition.

Under the custodian services agreement, BNYM holds all of our portfolio securities and cash and transfers such securities or cash pursuant to instructions provided by us. Under the administration and accounting services agreement, BNYM assists us in performing certain of our administrative and accounting functions, including corporate governance matters and accounting services relating to management of our portfolio. No termination or other fees are payable in connection with the termination of the custodian services agreement and the administration and accounting services agreement.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit (a)(2) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

3.2	Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus filed pursuant to Rule 497 (File No. 333-149374) filed on May 12, 2011.)

4.2	Amended and Restated Distribution Reinvestment Plan. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management, LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.6	Custodian Agreement by and between the Company and PFPC Trust Company. (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on November 13, 2008.)

10.7	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.8	Amended and Restated Credit Agreement by and among Broad Street Funding LLC, Deutsche Bank AG, New York Branch and the other lender party thereto, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.9	Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	First Amendment to Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated as of June 17, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.11	Investment Management Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	Amended and Restated Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 24, 2011.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.15	Investment Management Agreement by and between the Company and Arch Street Funding LLC, dated as of March 18, 2011. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 24, 2011.)

10.16	Asset Transfer Agreement, dated as of July 21, 2011, by and between FS Investment Corporation and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.17	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.18	Locust Street Funding LLC Class A Floating Rate Secured Note due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.19	TBMA/ISMA 2000 Global Master Repurchase Agreement between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.20	Revolving Credit Agreement, dated as of July 21, 2011, by and between FS Investment Corporation and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.21	Collateral Management Agreement, dated as of July 21, 2011, by and between Locust Street Funding LLC and FS Investment Corporation. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.22	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, FS Investment Corporation and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2011.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)