Form 10-Q
period 2011-09-30
FS Investment CORP
filed 2011-11-14
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 142,002,321 shares of common stock outstanding as of November 11, 2011.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Investments, at fair value (amortized cost—$1,380,598 and $715,514, respectively)	$1,333,937	$733,580
Cash	270,171	38,790
Due from counterparty	69,673	—
Receivable for investments sold and repaid	3,295	5,162
Interest receivable	14,050	3,632
Deferred financing costs	800	835
Receivable due on total return swap(1)	374	—
Prepaid expenses and other assets	22	6

Total assets	$1,692,322	$782,005

Liabilities
Unrealized loss on total return swap(1)	$7,600	$—
Payable for investments purchased	76,352	81,800
Credit facility payable	340,000	297,201
Repurchase agreement payable	109,286	—
Stockholder distributions payable	8,179	2,556
Management fee payable	7,421	3,298
Capital gains incentive fee payable(2)	—	5,459
Administrative services expense payable	794	310
Reimbursements payable	—	641
Interest payable	1,724	883
Other accrued expenses and liabilities	1,690	625

Total liabilities	553,046	392,773

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 124,608,814 and 41,332,661 shares issued and outstanding, respectively	125	41
Capital in excess of par value	1,176,534	374,637
Accumulated undistributed net realized gains on investments	21,620	1,290
Accumulated distributions in excess of net investment income(3)	(4,742)	(4,802)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(54,261)	18,066

Total stockholders’ equity	1,139,276	389,232

Total liabilities and stockholders’ equity	$1,692,322	$782,005

Net asset value per common share at period end	$9.14	$9.42

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(3)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$33,295	$8,678	$76,209	$17,872

Operating expenses
Management fees	7,432	2,318	18,216	4,605
Capital gains incentive fees(1)	(7,974)	373	(4,063)	373
Administrative services expenses	915	285	1,903	635
Stock transfer agent fees	448	226	1,138	598
Accounting and administrative fees	298	105	692	436
Interest expense	2,922	1,343	7,382	2,213
Other general and administrative expenses	945	469	2,309	1,203

Total operating expenses	4,986	5,119	27,577	10,063

Net investment income	28,309	3,559	48,632	7,809

Realized and unrealized gain/loss
Net realized gain on investments	2,433	294	22,456	3,383
Net realized gain on total return swap(2)	1,895	—	1,895	—
Net change in unrealized appreciation (depreciation) on investments	(63,164)	7,902	(64,728)	1,811
Net change in unrealized appreciation (depreciation) on total return swap(2)	(8,887)	—	(7,600)	—
Net change in unrealized gain/loss on foreign currency	(72)	93	1	(3)

Total net realized and unrealized gain/loss on investments	(67,795)	8,289	(47,976)	5,191

Net increase (decrease) in net assets resulting from operations	$(39,486)	$11,848	$656	$13,000

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$(0.37)	$0.47	$0.01	$0.67

Weighted average shares outstanding(3)	106,877,357	25,426,504	77,057,690	19,287,292

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect these stock distributions on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operations
Net investment income	$48,632	$7,809
Net realized gain on investments and total return swap(1)	24,351	3,383
Net change in unrealized appreciation (depreciation) on investments	(64,728)	1,811
Net change in unrealized appreciation (depreciation) on total return swap(1)	(7,600)	—
Net change in unrealized gain/loss on foreign currency	1	(3)

Net increase in net assets resulting from operations	656	13,000

Stockholder distributions(2)
Distributions from net investment income	(48,572)	(7,872)
Distributions from net realized gain on investments	(4,021)	(2,923)

Net decrease in net assets resulting from stockholder distributions	(52,593)	(10,795)

Capital share transactions
Issuance of common stock	787,570	166,456
Reinvestment of stockholder distributions	21,661	2,967
Repurchases of common stock	(3,253)	(1,123)
Offering costs	(3,997)	(629)
Reimbursement of investment adviser(3)	—	(1,678)
Capital contributions of investment adviser	—	486

Net increase in net assets resulting from capital share transactions	801,981	166,479

Total increase in net assets	750,044	168,684
Net assets at beginning of period	389,232	93,197

Net assets at end of period	$1,139,276	$261,881

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$656	$13,000
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,416,863)	(501,690)
Paid-in-kind interest	(1,316)	(103)
Proceeds from sales and repayments of investments	783,196	130,063
Net change in unrealized appreciation (depreciation) on investments	64,728	(1,811)
Net change in unrealized appreciation (depreciation) on total return swap(1)	7,600	—
Net change in unrealized gain/loss on foreign currency	(1)	3
Net realized gain on investments	(22,456)	(3,383)
Accretion of discount	(7,645)	(3,366)
Amortization of deferred financing costs	653	331
Increase in due from counterparty	(69,673)	—
Decrease/increase in receivable for investments sold and repaid	1,867	(15,261)
Decrease/increase in payable for investments purchased	(5,448)	53,379
Increase in interest receivable	(10,418)	(3,058)
Increase in receivable due on total return swap(1)	(374)	—
Increase in prepaid expenses and other assets	(16)	(1)
Increase in management fee payable	4,123	1,879
Decrease/increase in capital gains incentive fee payable	(5,459)	200
Increase in interest payable	841	682
Increase in administrative services expense payable	484	139
Increase in other accrued expenses and liabilities	1,065	139

Net cash used in operating activities	(674,456)	(328,858)

Cash flows from financing activities
Issuance of common stock	787,570	166,456
Reinvestment of stockholder distributions	21,661	2,967
Repurchases of common stock	(3,253)	(1,123)
Offering costs	(3,997)	(629)
Payments to investment adviser for offering and organization costs(2)	(641)	(1,678)
Capital contributions of investment adviser	—	486
Stockholder distributions	(46,970)	(6,647)
Borrowings under credit facility	42,799	197,267
Borrowings under repurchase agreement	109,286	—
Deferred financing costs paid	(618)	(1,319)

Net cash provided by financing activities	905,837	355,780

Total increase in cash	231,381	26,922
Cash at beginning of period	38,790	9,035

Cash at end of period	$270,171	$35,957

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—60.9%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15(e)	Healthcare	$5,462	$5,236	$5,380
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Discretionary	5,000	4,951	4,797
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/29/16(d)	Consumer Staples	4,875	4,793	4,875
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15(e)	Telecommunication Services	6,403	6,290	6,443
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	5,860	5,790	5,752
American Racing & Entertainment, LLC, 7.8%, 6/30/14(e)	Consumer Discretionary	26,500	26,500	26,128
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,856	8,844	8,712
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	941	833	899
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	10,390	10,283	10,110
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,970	1,955	1,950
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	10,000	9,910	9,667
Avaya Inc., L+408, 10/24/14(d)	Information Technology	10,861	9,760	9,396
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(f)(g)	Consumer Discretionary	7,222	7,078	7,191
BJ’s Wholesale Club, Inc., L+575, 1.3% LIBOR Floor, 9/29/18(d)(f)	Consumer Discretionary	18,000	17,100	17,454
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)(f)(g)	Information Technology	40,385	37,154	37,638
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Industrials	4,975	4,943	4,698
Canwest LP, L+500, 1.3% LIBOR Floor, 7/23/16(d)(g)	Consumer Discretionary	8,384	8,424	8,230
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,950	9,904	8,387
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,570	1,557	1,542
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(g)	Consumer Discretionary	6,617	6,559	6,449
Ceridian Corp., L+300, 11/9/14(d)	Industrials	9,394	8,581	8,208
J. Crew Group, Inc., L+350, 1.3% LIBOR Floor, 3/7/18	Consumer Discretionary	2,000	1,738	1,785
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/17/18(d)	Industrials	19,699	18,582	17,222
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(e)(g)	Energy	8,863	8,825	9,071
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,297	2,287	2,200
Corel Corp., L+400, 5/2/12(e)(g)	Information Technology	1,234	1,186	1,173
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,432	2,415	2,300
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)	Industrials	8,731	8,616	8,414
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)	Healthcare	1,990	1,997	1,937
East Cameron Partners, LP, 18.0% PIK, 10/11/12	Energy	249	249	254
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,572	1,558	1,530
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	21,646	21,593	20,510
First Data Corp., L+367, 3/24/18(d)	Information Technology	12,907	11,162	10,713
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	6,185	6,174	6,324
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Discretionary	13,000	12,763	12,285
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	4,963	4,835	4,878
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Industrials	1,896	1,780	1,742
Global Tel Link Corp., L+400, 1.0% LIBOR Floor, 11/10/16(d)	Telecommunication Services	6,252	6,214	6,072
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,692	1,678	1,680
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,778	9,690	9,680
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(g)	Industrials	4,423	3,804	3,742
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,164	3,127	2,735
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16(e)	Healthcare	3,500	3,438	3,487
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,843	7,534	7,751
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,970	11,617	11,441
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,813	4,769	4,704
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Information Technology	1,047	884	1,016
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18(d)(f)	Healthcare	5,098	5,049	4,886
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,679	14,330	13,871

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
KIK Custom Products Inc., L+225, 5/31/14(d)(g)	Consumer Staples	$10,409	$9,386	$8,825
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Industrials	59,000	57,585	58,858
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Energy	5,799	5,514	5,506
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Information Technology	11,145	11,115	10,477
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	7,406	7,307	7,374
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,963	4,898	4,231
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(d)(g)	Consumer Discretionary	3,667	3,633	3,413
Mosaic US Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	875	725	831
NCO Group Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,534	7,503	7,372
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Industrials	3,077	3,032	3,027
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)(f)	Healthcare	15,434	15,327	14,894
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	3,952	3,952	3,524
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	6,010	6,013	5,740
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)	Industrials	9,500	9,368	9,310
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,259	2,232	2,230
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)	Consumer Discretionary	4,063	3,965	3,931
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Consumer Discretionary	4,963	4,876	4,814
Reynolds Group Holdings Inc., L+491, 1.2% LIBOR Floor, 7/31/18(d)(g)	Consumer Discretionary	11,872	11,708	11,550
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,658	2,634	2,585
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(d)	Industrials	7,772	7,617	7,786
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,259	10,126
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,695	5,697
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,921	5,842	5,729
Sophos Plc, L+563, 2.0% LIBOR Floor, 6/30/17(e)(g)	Information Technology	4,676	4,653	4,571
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	14,558	14,100	13,495
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Information Technology	10,845	10,724	10,583
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,935	9,684	9,397
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	18,144	17,257	16,829
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	4,231	4,211	4,026
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,100	4,100	3,712
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	13,887	13,708	13,609
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,970	3,897	3,844
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17(d)	Healthcare	995	1,008	940
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(g)	Industrials	3,969	3,935	3,856
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	538	512	515
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,767	8,719
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	16,867	13,475	11,483
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(g)	Telecommunication Services	1,247	1,247	1,246
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,683	6,650	6,428
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)(f)	Materials	6,592	6,592	6,200
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	10,000	8,613	8,440
Yell Group Plc, L+300, 7/31/14(g)	Consumer Discretionary	785	688	257

Total Senior Secured Loans—First Lien			708,346	693,289

Senior Secured Loans—Second Lien—29.8%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Consumer Staples	12,000	12,048	12,000
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,244	19,304	18,575
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Healthcare	10,000	9,805	9,900
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,114	13,440
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Healthcare	10,000	9,753	9,500

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
AmWINS Group, Inc., L+550, 6/8/14(e)	Financials	$1,992	$1,736	$1,819
Asurion Corp., L+750, 1.5% LIBOR Floor, 5/20/19(d)	Financials	27,429	27,297	26,240
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	12,000	11,961	11,736
Autoparts Holdings Ltd., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,966	6,895
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,026	9,000
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Industrials	6,923	6,796	6,323
Central Parking Systems, Inc., L+450, 11/22/14(e)	Industrials	3,500	2,293	2,503
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)	Information Technology	10,783	10,757	10,722
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Healthcare	3,333	3,302	3,317
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13(e)	Consumer Discretionary	9,500	9,111	9,314
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(e)	Consumer Discretionary	46,800	45,898	45,396
FR Brand Acquisition Corp., L+623, 2/7/15(d)	Industrials	13,000	11,913	9,998
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,878	7,058
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/29/18(d)	Telecommunication Services	1,429	1,415	1,402
JHCI Holdings, Inc., L+550, 12/19/14(d)	Industrials	6,000	5,548	5,094
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	14,425	16,779
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,932	2,841
LabelCorp Holdings, Inc., L+1050, 1.0% PIK, 11/27/17(e)	Industrials	12,028	11,857	12,449
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)	Consumer Discretionary	15,000	14,942	13,925
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	13,000	13,138	12,783
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	486
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	8,571	8,580	8,325
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(d)(e)(g)	Energy	13,868	13,699	13,972
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,952	4,963
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,550	7,425
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/29/17(d)	Information Technology	12,000	11,910	11,550
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,029	14,117	13,792

Total Senior Secured Loans—Second Lien			346,523	339,522

Senior Secured Bonds—10.6%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	8,723	8,805	8,330
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,047
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,276
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	4,538
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(e)(g)	Energy	5,600	5,600	4,453
Eastman Kodak Co., 10.6%, 3/15/19(e)(g)	Information Technology	7,500	7,408	5,325
Echostar Corp., 6.5%, 6/15/19(d)	Telecommunication Services	2,000	2,000	1,947
First Data Corp., 8.9%, 8/15/20(d)(e)	Information Technology	6,300	6,348	6,108
Grifols, SA, 8.3%, 2/1/18(d)(g)	Healthcare	2,500	2,500	2,498
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,138	13,129
Kabel BW, 7.5%, 3/15/19(d)(g)	Telecommunication Services	665	665	652
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Telecommunication Services	5,000	4,973	4,996
Paetec Holding Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,804	5,068
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,262
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	773
Speedy Cash Intermediate Holding Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,200	16,186
Symbion Corp., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,244	13,993
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,908	8,038
Titlemax Finance Corp., 13.3%, 7/15/15(e)	Industrials	14,500	15,474	15,660
United Refining, Co., 10.5%, 2/28/18(e)	Energy	1,185	1,145	1,164

Total Senior Secured Bonds			128,912	120,443

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—8.5%
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Materials	$4,000	$4,000	$3,774
AMC Networks Inc., 7.8%, 7/15/21	Consumer Discretionary	2,900	2,900	3,016
Aquilex Corp., 11.1%, 12/15/16(e)	Energy	10,000	9,726	4,627
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16(e)	Consumer Discretionary	8,271	8,190	620
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	7,950
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,036
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	2,334	2,187	2,010
Calumet Lubricants Co., LP, 9.4%, 5/1/19(g)	Energy	5,800	5,800	5,655
J. Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,034
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,840	10,298
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	3,929
Cumulus Media Inc., 7.8%, 5/1/19	Consumer Discretionary	5,000	4,381	4,244
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	2,500	2,500	2,148
Echostar Corp., 7.6%, 6/15/21(d)(g)	Telecommunication Services	1,310	1,310	1,274
Harland Clarke Holdings Corp., 9.5%, 5/15/15	Industrials	2,689	2,328	2,028
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,927	14,700
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,875	6,921
NCO Group Inc., L+488, 11/15/13	Information Technology	2,000	1,789	1,875
R.R. Donnelley & Sons Co., 7.3%, 5/15/18(d)(g)	Consumer Discretionary	4,375	4,375	3,988
Sealed Air Corp., 8.4%, 9/15/21(d)(f)(g)	Industrials	2,667	2,667	2,703
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Information Technology	2,000	2,000	1,875
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,946	2,970
WCA Waste Corp., 7.5%, 6/15/19	Industrials	3,930	3,930	3,911

Total Subordinated Debt			111,871	96,586

Collateralized Securities—6.1%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Financials	2,000	1,104	1,253
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Financials	4,775	3,087	3,234
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Financials	2,252	1,767	1,620
Base CLO I Class E, EURIBOR+500, 10/17/18(g)	Financials	€1,500	1,010	1,401
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Financials	$2,000	907	1,152
Carlyle Azure CLO Class Income, 15.9%, 5/27/20(g)	Financials	28,000	17,583	16,287
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Financials	1,919	1,173	1,263
Galaxy VII CLO Class Subord., 17.3%, 10/13/18(g)	Financials	2,000	1,463	1,508
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Financials	6,500	3,169	3,836
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Financials	4,000	2,252	2,372
Mountain View CLO II Class Pref., 21.3%, 1/12/21(g)	Financials	9,225	6,311	6,865
Octagon CDO 2007 1A Class Income, 38.9%, 8/25/21(g)	Financials	4,000	2,567	3,899
Octagon CLO 2006 10A Class Income, 23.9%, 10/18/20(g)	Financials	4,375	3,242	4,156
Rampart CLO 2007 1A Class Subord., 16.5%, 10/25/21(g)	Financials	10,000	7,779	8,075
Stone Tower CLO VI Class Subord., 17.7%, 4/17/21(g)	Financials	5,000	4,133	4,296
Trimaran CLO IV Ltd. Class Pref., 13.2%, 12/1/17(g)	Financials	12,500	8,962	8,383

Total Collateralized Securities			66,509	69,600

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Cost	Fair Value(c)
Equity/Other—1.3%
East Cameron Partners, LP, 8.5% Preferred Equity	Energy	887	$100	$37
East Cameron Partners, LP, Common Equity	Energy	14,757	600	—
Florida Gaming Centers, Inc., Strike: $0.01, Warrants	Consumer Discretionary	71	—	530
Florida Gaming Corp., Strike: $25.00, Warrants	Consumer Discretionary	226,635	—	—
Ipreo Holdings LLC, Common Equity	Information Technology	1,000,000	1,000	1,000
JW Aluminum Co., Common Equity	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity	Industrials	52,101	1,500	1,459
Milagro Holdings, LLC, Common Equity	Energy	648	25	—
Milagro Holdings, LLC, Common Equity	Energy	573	25	—
Milagro Holdings, LLC, Preferred Equity	Energy	283,947	11,962	11,471

Total Equity/Other			18,437	14,497

TOTAL INVESTMENTS—117.2%			$1,380,598	1,333,937

LIABILITIES IN EXCESS OF OTHER ASSETS—(17.2%)				(194,661)

NET ASSETS—100.0%				$1,139,276

Total Return Swap		Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)(g)		$297,281		$(7,600)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(f)	Position or portion thereof unsettled as of September 30, 2011.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	$9,929	$9,830	$9,931
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16(d)	Financials	11,642	11,526	11,671
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)	Industrials	2,448	2,121	2,223
iHealth Technologies, Inc., L+600, 1.8% LIBOR Floor, 12/28/16(e)	Healthcare	3,636	3,564	3,618
Infogroup, Inc., L+450, 1.8% LIBOR Floor, 7/1/16(d)	Consumer Discretionary	4,647	4,563	4,695
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(d)(e)(f)	Telecommunication Services	5,638	5,609	5,702
Interactive Data Corp., L+500, 1.8% LIBOR Floor, 1/29/17(d)(e)(f)	Financials	6,716	6,651	6,813
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14	Information Technology	1,451	1,169	1,437
KIK Custom Products Inc., L+225, 5/31/14(d)(f)	Consumer Staples	4,949	4,394	4,248
Knology, Inc., L+400, 1.5% LIBOR Floor, 10/15/16(d)(f)	Consumer Discretionary	1,950	1,931	1,964
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(f)	Information Technology	5,993	5,879	6,008
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17(e)	Information Technology	5,000	4,925	4,950
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(d)(f)	Healthcare	1,667	1,650	1,677
Michael Foods Group, Inc., L+450, 1.8% LIBOR Floor, 6/29/16(d)	Consumer Staples	2,536	2,490	2,575
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	882	666	789
NBTY, Inc., L+450, 1.8% LIBOR Floor, 10/1/17(d)	Consumer Staples	2,212	2,191	2,248
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	3,303	3,283	3,270
New Development Holdings, LLC (Calpine), L+550, 1.5% LIBOR Floor, 7/3/17(d)(f)	Utilities	5,558	5,486	5,662
OSI Restaurant Partners, LLC, L+225, 6/14/14(d)	Consumer Discretionary	5,638	4,968	5,397
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	6,230	6,198	6,316
Petco Animal Supplies, Inc., L+450, 1.5% LIBOR Floor, 11/24/17(d)	Consumer Discretionary	2,930	2,901	2,958
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	4,402	4,375	4,424
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17(e)	Financials	1,538	1,523	1,551
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(e)	Consumer Discretionary	2,083	2,063	2,099
RepconStrickland, Inc., L+525, 3.3% LIBOR Floor, 2/19/13	Energy	3,925	3,595	3,572
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)(f)	Consumer Discretionary	5,000	4,900	4,925
Revlon Consumer Products Corp., L+400, 2.0% LIBOR Floor, 3/11/15(d)(f)	Consumer Discretionary	6,357	6,263	6,393
Reynolds & Reynolds Co., L+350, 1.8% LIBOR Floor, 4/21/17(d)	Information Technology	4,969	4,936	5,011
Reynolds Group Holdings Inc., L+446, 1.8% LIBOR Floor, 5/5/16(d)(f)	Industrials	7,950	7,934	8,043
Rural/Metro Corp., L+425, 1.8% LIBOR Floor, 11/24/16(d)(f)	Industrials	1,474	1,466	1,491
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	3,084	3,052	3,090
Savvis, Inc., L+500, 1.8% LIBOR Floor, 8/4/16(d)(f)	Information Technology	7,382	7,230	7,513
SemGroup Corp., L+700, 1.5% LIBOR Floor, 11/30/12(d)(f)	Energy	3,492	3,458	3,457
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	7,948	7,824	8,021
Sitel, LLC, L+550, 1/30/14(d)	Telecommunication Services	5,966	5,614	5,707
Six Flags Theme Parks, Inc., L+400, 1.5% LIBOR Floor, 6/30/16(d)(f)	Consumer Discretionary	2,737	2,724	2,765
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Healthcare	5,966	5,877	5,932
Smurfit-Stone Container Enterprises, Inc., L+475, 2.0% LIBOR Floor, 2/10/16(f)	Industrials	6,965	6,905	7,093
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(f)	Information Technology	5,903	5,942	5,991
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	8,000	7,783	8,020
Styron Sarl, L+575, 1.8% LIBOR Floor, 6/14/16(d)	Materials	7,897	7,812	8,027
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	4,000	4,000	4,002
Swift Transportation Co., Inc., L+450, 1.5% LIBOR Floor, 12/21/16(d)(e)(f)	Industrials	4,545	4,500	4,568
Syniverse Holdings, Inc., L+375, 1.5% LIBOR Floor, 9/8/14(d)(e)(f)	Telecommunication Services	2,029	2,009	2,055
Targus Information Corp., L+525, 1.8% LIBOR Floor, 12/28/16(e)	Information Technology	5,000	4,900	4,950
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,004	8,024	8,018
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	9,384	7,737	7,278
The Gymboree Corp., L+400, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Discretionary	2,139	2,128	2,154
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(f)	Telecommunication Services	1,317	1,317	1,324
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,733	6,696	6,806

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14(d)(f)	Energy	$8,960	$8,904	$9,464
Univar Inc., L+450, 1.8% LIBOR Floor, 6/30/17(d)	Materials	6,642	6,589	6,640
Universal Health Services, Inc., L+400, 1.5% LIBOR Floor, 11/15/16(f)	Healthcare	5,000	4,930	5,079
Vertafore, Inc., L+500, 1.8% LIBOR Floor, 7/29/16(d)	Information Technology	6,910	6,827	6,969
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	539	244	436
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	804	675	379

Total Senior Secured Loans—First Lien			473,881	484,105

Senior Secured Loans—Second Lien—34.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17	Consumer Staples	5,000	4,864	5,072
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	10,000	9,850	10,083
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16	Healthcare	10,000	9,716	9,750
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,672	1,712
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,358	4,951
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,343	2,616
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)(e)	Information Technology	6,000	5,925	6,158
Carestream Health, Inc., L+525, 10/30/13(d)	Healthcare	8,000	7,723	7,892
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	250	199	180
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,915	5,070
Dresser, Inc., L+575, 5/4/15(d)	Energy	7,405	6,980	7,411
Edwards Ltd., L+575, 11/30/14(d)(f)	Industrials	2,305	2,062	2,201
FR Brand Acquisition Corp., L+625, 2/7/15(d)	Industrials	8,000	6,948	7,256
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,863	7,230
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,919	2,941
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	10,000	10,106	10,169
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	500
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(e)(f)	Energy	10,000	9,700	9,850
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	9,170	8,329	8,442
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	10,000	9,902	10,131
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	8,384	8,385	8,497
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(e)	Materials	7,960	7,701	7,850

Total Senior Secured Loans—Second Lien			131,960	135,962

Senior Secured Bonds—9.2%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	7,348	7,383	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,137
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,232	4,517
Logan’s Roadhouse, Inc., 10.8%, 10/15/17	Consumer Discretionary	4,000	4,000	4,322
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,971	5,318
Paetec Holding Corp., 8.9%, 6/30/17(d)	Telecommunication Services	4,680	4,809	5,008
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	817
Stallion Oilfield Services Ltd., 10.5%, 2/15/15	Energy	4,000	4,070	4,219

Total Senior Secured Bonds			34,265	35,796

Subordinated Debt—13.1%
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,908	7,253
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,001
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,175
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	8,000	8,000	7,682
Hughes Network Systems, LLC, 9.5%, 4/15/14(f)	Telecommunication Services	2,000	2,072	2,070

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Mediacom Broadband LLC, 8.5%, 10/15/15(f)	Consumer Discretionary	$2,000	$2,029	$2,011
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,867	6,980
NBTY, Inc., 9.0%, 10/1/18	Consumer Staples	4,700	4,700	5,036
Paetec Holding Corp., 9.9%, 12/1/18(f)	Telecommunication Services	4,000	3,868	4,030
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,940	2,940

Total Subordinated Debt			51,384	51,178

Collateralized Securities—6.8%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	2,000	1,051	1,375
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,028	3,565
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,743	1,633
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	960	1,207
Blue Mountain CLO III Class E, L+355, 3/17/21(f)	Financials	$2,000	869	1,195
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,133	1,219
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,012	3,920
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,182	2,390
Mountain View CLO II Class Pref, 17.4%, 1/12/21(e)(f)	Financials	8,975	7,272	7,135
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,774	2,900

Total Collateralized Securities			24,024	26,539

TOTAL INVESTMENTS—188.4%			$715,514	733,580

LIABILITIES IN EXCESS OF OTHER ASSETS—(88.4%)				(344,348)

NET ASSETS—100.0%				$389,232

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Position or portion thereof unsettled as of December 31, 2010.

(f)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2011, the Company had four wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010, Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011, Locust Street Funding LLC, or Locust Street, which was established on July 5, 2011, and Race Street Funding LLC, or Race Street, which was established on July 5, 2011. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through November 11, 2011, the Company has sold 142,553,249 shares (as adjusted for stock distributions) of common stock for gross proceeds of $1,493,510. As of November 11, 2011, the Company had raised total gross proceeds of $1,494,510 including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the nine months ended September 30, 2011 and 2010, the Company sold 83,613,294 and 18,117,485 shares for gross proceeds of $890,497 and $187,252 at an average price per share of $10.65 and $10.34, respectively. The gross proceeds received during the nine months ended September 30, 2011 and 2010 include reinvested stockholder distributions of $21,661 and $2,967, respectively. During the period from October 1, 2011 to November 11, 2011, the Company sold 17,514,596 shares of common stock for gross proceeds of $185,129 at an average price per share of $10.57.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $81,266 and $17,829 for the nine months ended September 30, 2011 and 2010, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2010 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 balance sheet and schedule of investments are derived from the 2010 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of its portfolio, of which $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. During the nine months ended September 30, 2011, the Company reversed $4,063 in capital gains incentive fees accrued by the Company during the year ended December 31, 2010 as a result of the unrealized losses incurred in the Company’s portfolio during the nine months ended September 30, 2011.

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

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. During the three months ended September 30, 2011 and 2010, FB Advisor earned $7,432 and $2,318, respectively, in base management fees. During the nine months ended September 30, 2011 and 2010, FB Advisor earned $18,216 and $4,605, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $14,093 and $2,726, respectively, of these fees during the nine months ended September 30, 2011 and 2010.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains. However, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended September 30, 2011, the Company reversed $7,974 in capital gains incentive fees accrued by the Company as of June 30, 2011 as a result of the unrealized losses incurred in the Company’s portfolio during the three months ended September 30, 2011. During each of the three and nine months ended September 30, 2010, the Company accrued $373 in capital gains incentive fees. During the nine months ended September 30, 2011, the Company reversed $4,063 in capital gains incentive fees accrued by the Company during the year ended December 31, 2010 as a result of the unrealized losses incurred in the Company’s portfolio during the nine months ended September 30, 2011.

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended September 30, 2011 and 2010, the Company incurred administrative services charges of $915 and $285, respectively, attributable to FB Advisor. Of these charges, for the three months ended September 30, 2011 and 2010, $566 and $285, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $605 and $132, respectively, for the services incurred under this arrangement during the three months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011 and 2010, the Company incurred administrative services charges of $1,903 and $635, respectively, attributable to FB Advisor. Of these charges, for the nine months ended September 30, 2011 and 2010, $1,366 and $635, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $1,419 and $496, respectively, for the services incurred under this arrangement during the nine months ended September 30, 2011 and 2010.

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, funded offering costs and other expenses in the amount of $486 for the nine months ended September 30, 2010. The offering costs and other expenses funded by Franklin Square Holdings during the nine months ended September 30, 2010 were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the other expenses were charged to expense as incurred by the Company. All offering costs for the nine months ended September 30, 2011 have been funded directly by the Company.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the nine months ended September 30, 2011 and 2010, FS2 retained $15,622 and $3,063, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was declared effective by the SEC and the Company was successful in raising gross

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (continued)

proceeds from unrelated outside investors of at least $2,500, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $641 and $1,678 to FB Advisor and its affiliates during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

FB Advisor’s senior management team is comprised of the same personnel as the senior management team of FS Investment Advisor, LLC, the investment adviser to Franklin Square Holdings’ other affiliated BDC, FS Energy and Power Fund. As a result, such personnel provide investment advisory services to both the Company and FS Energy and Power Fund. While neither FB Advisor nor FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than the Company and FS Energy and Power Fund, respectively, either one, or both, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund rather than to the Company.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company’s stockholders in each quarter. This arrangement is designed to ensure that no portion of the Company’s distributions will represent a return of capital for the Company’s stockholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company’s expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2011 and 2010, the Company received no reimbursements from Franklin Square Holdings. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael Forman, and its vice-chairman, David Adelman.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the nine months ended September 30, 2011 and 2010:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2010
March 31, 2010(1)	$0.1860	$2,443
June 30, 2010	$0.1875	$3,589
September 30, 2010	$0.1875	$4,763

Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529
September 30, 2011	$0.2016	$22,116

(1)	The amount of the per share distributions during the three months ended March 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

On October 14, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on October 31, 2011 to stockholders of record on October 14, 2011 and October 28, 2011, respectively. On October 28, 2011, the Company’s board of directors approved a special cash distribution of $0.02 per share, which was paid on October 31, 2011 to stockholders of record on October 28, 2011. On November 8, 2011, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which are expected to be paid on November 30, 2011 to stockholders of record on November 15, 2011 and November 29, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	48,572	92%	7,872	73%
Capital gains proceeds from the sale of assets	4,021	8%	2,923	27%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$52,593	100%	$10,795	100%

(1)	During the nine months ended September 30, 2011 and 2010, 88% and 81%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 12% and 19%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,380,598 and $715,695 as of September 30, 2011 and December 31, 2010, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(54,261) and $17,885 as of September 30, 2011 and December 31, 2010, respectively. The Company’s net investment income on a tax basis for the nine months ended September 30, 2011 and 2010 was $48,572 and $7,869, respectively. The Company distributed all of its net investment income earned as of September 30, 2011 and 2010.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 5. Distributions (continued)

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of the Company’s operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company. See “Note 2. Summary of Significant Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
GAAP-basis net investment income	$48,632	$7,809
Amortization of organizational costs	(32)	(33)
Tax accretion of discount on investments	4,035	93
Reversal of incentive fee accrual on unrealized gains	(4,063)	—

Tax-basis net investment income	$48,572	$7,869

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

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current net offering price, as required by the 1940 Act, subject to certain limited exceptions. The Company’s board of directors determined that its portfolio performance sufficiently warranted taking these actions.

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

As of September 30, 2011 and December 31, 2010, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2011	December 31, 2010
Distributable ordinary income	$17,403	$1,290
Incentive fee accrual on unrealized gains	—	(4,063)
Unamortized organizational costs	(525)	(558)
Unrealized appreciation (depreciation) on investments and total return swap(1)	(54,261)	17,885

	$(37,383)	$14,554

(1)	As of September 30, 2011 and December 31, 2010, the gross unrealized appreciation on the Company’s investments was $14,449 and $20,136, respectively. As of September 30, 2011 and December 31, 2010, the gross unrealized depreciation on the Company’s investments and total return swap was $68,710 and $2,251, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$708,346	$693,289	52%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	346,523	339,522	26%	131,960	135,962	19%
Senior Secured Bonds	128,912	120,443	9%	34,265	35,796	4%
Subordinated Debt	111,871	96,586	7%	51,384	51,178	7%
Collateralized Securities	66,509	69,600	5%	24,024	26,539	4%
Equity/Other	18,437	14,497	1%	—	—	—

	$1,380,598	$1,333,937	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on debt investments.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2011, the Company had 3 such investments with an aggregate unfunded commitment of $15,709.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$323,055	24.2%	$129,749	17.6%
Consumer Staples	54,423	4.1%	56,184	7.7%
Energy	88,989	6.7%	69,048	9.4%
Financials	114,744	8.6%	59,431	8.1%
Healthcare	127,035	9.5%	63,460	8.7%
Industrials	264,965	19.9%	96,762	13.2%
Information Technology	216,448	16.2%	117,499	16.0%
Materials	39,579	3.0%	46,832	6.4%
Telecommunication Services	83,648	6.4%	81,675	11.1%
Utilities	21,051	1.4%	12,940	1.8%

Total	$1,333,937	100.0%	$733,580	100.0%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2011 and December 31, 2010, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2011		December 31, 2010
	Investments	Total Return Swap	Investments
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,333,937	(7,600)	733,580

	$1,333,937	$(7,600)	$733,580

The Company’s investments as of September 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its collateralized loan obligations, or CLOs, collateralize debt obligations, or CDOs, and its subordinated debt investments by obtaining bid and ask prices from independent dealers and the Company valued all of its other debt investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Seven senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued its total return swap, or TRS, for a portfolio of senior secured floating rate loans in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

The Company’s investments as of December 31, 2010 consisted primarily of debt securities that traded on a private over-the-counter market for institutional investors. The Company valued its CLOs and CDOs and its subordinated debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

The Company periodically benchmarks the bid and ask prices received from its third-party pricing service against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2011 and 2010 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580
Accretion of discount (Amortization of premium)	4,361	2,113	(29)	115	496	589	7,645
Net realized gain/loss	9,015	12,645	1,535	419	342	(1,500)	22,456
Net change in unrealized appreciation (depreciation)	(25,281)	(11,003)	(10,000)	(15,079)	576	(3,940)	(64,727)
Purchases	864,197	262,708	130,156	84,557	54,662	20,583	1,416,863
Paid-in-kind interest	232	28	—	1,056	—	—	1,316
Sales and redemptions	(643,340)	(62,931)	(37,015)	(25,660)	(13,015)	(1,235)	(783,196)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$693,289	$339,522	$120,443	$96,586	$69,600	$14,497	$1,333,937

The amount of total gains/losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(25,723)	$(7,816)	$(8,940)	$(15,954)	$3,091	$(3,447)	$(58,789)

	For the Nine Months Ended September 30, 2010
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$45,780	$45,521	$—	$9,291	$—	$—	$100,592
Accretion of discount	2,020	1,252	1	19	74	—	3,366
Net realized gain/loss	1,729	2,226	(1,106)	534	—	—	3,383
Net change in unrealized appreciation (depreciation)	1,575	(1,265)	885	(68)	681	—	1,808
Purchases	324,637	82,839	54,865	23,695	15,654	—	501,690
Paid-in-kind interest	—	61	—	42	—	—	103
Sales and redemptions	(69,798)	(24,773)	(25,651)	(9,841)	—	—	(130,063)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$305,943	$105,861	$28,994	$23,672	$16,409	$—	$480,879

The amount of total gains/losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,245	$755	$885	$(68)	$681	$—	$4,498

Note 8. Total Return Swap

On March 18, 2011, Arch Street entered into a TRS for senior secured floating rate loans with Citibank, N.A., or Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS.

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

The obligations of Arch Street under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $300,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay the debts of the Company.

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

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Arch Street for the purpose of funding any additional collateral or payment obligations for which Arch Street may become obligated during the term of the TRS. If the Company does not make any such additional investment in Arch Street and Arch Street fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Arch Street under the TRS. In the event of an early termination of the TRS, Arch Street would be required to pay an early termination fee.

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including the earlier of (i) the one year anniversary of the termination date and (ii) March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($300,000), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of September 30, 2011, Arch Street would have been required to pay an early termination fee of approximately $3,422. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Arch Street. Each of the loans underlying the TRS is required to be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. As of September 30, 2011, the fair value of the TRS was $(7,600). The fair value of the TRS is reflected as an unrealized loss on total return swap on the consolidated balance sheet. The change in value of the TRS is reflected in the statement of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2011, Arch Street had selected 65 underlying loans with a total notional amount of $297,281 and posted $69,673 in cash collateral held by Citibank (of which only $61,221 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company has agreed with the staff of the SEC to treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arch Street under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company has agreed with the staff of the SEC to treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2011:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18	Consumer Discretionary	$4,792	$4,720	$(72)
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14	Financials	1,949	1,922	(27)
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15	Healthcare	3,096	3,033	(63)
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/20/18	Financials	4,849	4,604	(245)
Atlantic Broadband Finance, LLC, L+350, 1.5% LIBOR Floor, 11/29/15	Consumer Discretionary	3,785	3,790	5
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(2)	Consumer Discretionary	5,444	5,519	75
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	9,896	8,791	(1,105)
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/10/17	Consumer Discretionary	6,818	6,721	(97)
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16	Information Technology	1,766	1,704	(62)
BJ’s Wholesale Club, Inc., L+575, 1.3% LIBOR Floor, 9/29/18	Consumer Discretionary	4,275	4,347	72
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(2)	Information Technology	4,128	4,162	34
Capsugel Holdings Inc., L+400, 1.3% LIBOR Floor, 7/31/18	Healthcare	3,618	3,571	(47)
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	4,818	4,161	(657)
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/17/18	Industrials	7,494	6,619	(875)
Clement Pappas & Co., Inc., L+525, 1.3% LIBOR Floor, 7/31/17	Consumer Discretionary	2,970	2,929	(41)
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,854	1,760	(94)
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	2,833	2,760	(73)
Dole Food Co., L+375, 1.3% LIBOR Floor, 7/8/18(2)	Consumer Staples	1,910	1,966	56
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 5/25/18	Healthcare	6,755	6,424	(331)
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/11/17	Materials	7,380	7,266	(114)
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	6,039	6,012	(27)
Gemini Holdings Inc., L+450, 1.5% LIBOR Floor, 6/16/17	Consumer Discretionary	3,667	3,618	(49)
Gibson Energy ULC, L+450, 1.3% LIBOR Floor, 6/15/18(2)	Energy	7,150	7,060	(90)
Golden Living (Drumm Investors LLC), L+375, 1.3% LIBOR Floor, 3/15/18	Healthcare	7,920	6,980	(940)
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16	Healthcare	4,355	4,249	(106)
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16	Financials	10,600	10,442	(158)
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/29/18	Telecommunication Services	1,382	1,333	(49)
Hyland Software, Inc., L+425, 1.5% LIBOR Floor, 12/19/16	Information Technology	3,980	3,834	(146)
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,513	7,053	(460)
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18	Healthcare	3,765	3,858	93
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18	Healthcare	4,850	4,733	(117)
Infogroup, Inc., L+425, 1.5% LIBOR Floor, 5/25/17	Consumer Discretionary	4,197	4,144	(53)
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(2)	Telecommunication Services	3,005	2,865	(140)
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18	Industrials	2,530	2,438	(92)
Kar Holdings, Inc., L+375, 1.3% LIBOR Floor, 5/20/17	Industrials	4,933	4,874	(59)
LabelCorp Holdings, Inc., L+475, 1.5% LIBOR Floor, 5/27/17	Industrials	5,775	5,746	(29)
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(2)	Healthcare	1,532	1,491	(41)
Mondrian Investment Partners Ltd., L+425, 1.3% LIBOR Floor, 7/5/18	Financials	4,486	4,498	12
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(2)	Consumer Discretionary	5,096	4,739	(357)
NBTY, Inc., L+325, 1.0% LIBOR Floor, 10/1/17	Consumer Staples	3,775	3,868	93
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(2)	Industrials	3,834	3,835	1
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 3/28/17	Materials	3,924	3,761	(163)
OpenLink Financial Inc., L+400, 1.3% LIBOR Floor, 4/27/18	Information Technology	5,627	5,556	(71)
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	1,762	1,710	(52)
Ranpak Corp., L+350, 1.3% LIBOR Floor, 4/20/17	Industrials	2,539	2,424	(115)
RBS Holding Co. LLC, L+500, 1.5% LIBOR Floor, 3/21/17	Consumer Discretionary	9,776	8,878	(898)
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542	1,474	(68)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Reynolds Group Holdings Inc., L+460, 1.2% LIBOR Floor, 7/31/18(2)	Consumer Discretionary	$7,079	$7,109	$30
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(2)	Industrials	3,808	3,884	76
SemGroup Corp., L+450, 1.3% LIBOR Floor, 6/17/18(2)	Energy	5,281	5,281	—
Sensus USA Inc., L+350, 1.3% LIBOR Floor, 5/9/17	Industrials	4,943	4,814	(129)
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,213	1,200	(13)
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,798	4,596	(202)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	6,268	6,081	(187)
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	5,893	5,578	(315)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17	Healthcare	7,684	7,240	(444)
SymphonyIRI Group Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,095	2,040	(55)
Terex Corp., L+400, 1.5% LIBOR Floor, 4/28/17(2)	Industrials	1,856	1,838	(18)
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/8/17	Consumer Discretionary	3,259	3,184	(75)
TravelCLICK Holdings, Inc., L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,876	7,637	(239)
US Security Associates, Inc., L+475, 1.5% LIBOR Floor, 7/26/17	Consumer Discretionary	2,475	2,419	(56)
Verint Systems, Inc., L+325, 1.3% LIBOR Floor, 10/6/17(2)	Information Technology	2,719	2,654	(65)
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,722	7,410	(312)
Wall Street Systems Inc., L+400, 1.5% LIBOR Floor, 2/2/17	Information Technology	2,573	2,509	(64)
Waste Industries USA, Inc., L+350, 1.3% LIBOR Floor, 3/18/17	Industrials	3,755	3,750	(5)

TOTAL		$297,281	$287,466	(9,815)

	Total TRS Accrued Income and Liabilities:			2,215

	Total TRS Market Value:			$(7,600)

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. On such date, 11,142 shares were repurchased at a price per share of $9.36 for aggregate consideration of approximately $104. During the nine months ended September 30, 2011, the Company repurchased 337,141 shares at $9.65 per share for aggregate consideration totaling $3,253. On October 3, 2011, the Company repurchased 121,089 shares at $9.585 per share for aggregate consideration totaling $1,161.

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

In connection with entering into the original credit facility, and from time to time thereafter, the Company has transferred debt securities to Broad Street as a contribution to capital and retains a residual interest in the contributed debt securities through the Company’s ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 10. Revolving Credit Facility (continued)

securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the credit facility are non-recourse to the Company and the Company’s exposure under the credit facility is limited to the value of the Company’s investment in Broad Street.

As of September 30, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,554 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of September 30, 2011, $396 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.43% as of September 30, 2011. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $2,293 and $1,343 for the three months ended September 30, 2011 and 2010, respectively, of which $225 and $170 related to the amortization of deferred financing costs. The Company recorded interest expense of $6,753 and $2,213 for the nine months ended September 30, 2011 and 2010, respectively, of which $653 and $331 related to the amortization of deferred financing costs. The Company paid $5,867 in interest expense for the nine months ended September 30, 2011. The average borrowings under the credit facility for the nine months ended September 30, 2011 and 2010 were $337,793 and $130,931, with a weighted average interest rate of 2.41% and 2.78%, respectively.

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

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or the Company; (e) the Company ceases to act as investment manager of Broad Street’s assets; (f) the decline of the Company’s net asset value below $50,000; and (g) fraud or other illicit acts by the Company, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 10. Revolving Credit Facility (continued)

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separately from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the credit facility and as such are not available to pay the debts of the Company. The following is the balance sheet of Broad Street as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Investments, at fair value (amortized cost—$611,138 and $527,964, respectively)	$592,531	$540,186
Cash	29,576	9,534
Receivable for investments sold and repaid	2,885	5,162
Interest receivable	3,897	2,360
Deferred financing costs	396	835

Total assets	$629,285	$558,077

Liabilities
Payable for investments purchased	$26,076	$48,947
Credit facility payable	340,000	297,201
Due to FS Investment Corporation	924	992
Interest payable	1,116	883
Accrued expenses	32	43

Total liabilities	368,148	348,066

Member’s equity	261,137	210,011

Total liabilities and member’s equity	$629,285	$558,077

Note 12. Repurchase Transaction

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

Pursuant to the financing transaction, loans in the Company’s portfolio having an aggregate market value of up to $600,000 may be sold by the Company from time to time to Locust Street, a newly-formed, special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an asset transfer agreement the Company entered into with Locust Street on July 21, 2011, or the Asset Transfer Agreement. Under the Asset Transfer Agreement, on July 21, 2011, the Company sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to the Company. The Company owns all of the equity in Locust Street.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 12. Repurchase Transaction (continued)

The loans purchased by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued by Locust Street from time to time to Race Street, another newly-formed, special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an indenture dated as of July 21, 2011 with Citibank, N.A., as trustee, or the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $420,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase $420,000 in aggregate principal amount of such Class A Notes within 180 days of July 21, 2011. The Company owns all of the equity in Race Street.

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

As of September 30, 2011, Class A Notes in the aggregate principal amount of $153,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $109,286. On October 3, 2011, an additional Class A Note in the principal amount of $70,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $50,000. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2011, the amount accrued upon maturity under the repurchase agreement was $109,286, plus $608 of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 12. Repurchase Transaction (continued)

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2011, $404 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.50% as of September 30, 2011. The Company recorded interest expense of $629 for the three and nine months ended September 30, 2011, of which $21 related to the amortization of deferred financing costs. The average borrowings under the JPM Facility for the nine months ended September 30, 2011 were $86,650 with a weighted average interest rate of 3.50%.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share information)

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Per Share Data(1):
Net asset value, beginning of period	$9.42	$9.10

Results of operations(2)
Net investment income	0.63	0.40
Net realized and unrealized appreciation (depreciation) on investments, total return swap and foreign currency	(0.62)	0.81

Net increase in net assets resulting from operations	0.01	1.21

Stockholder distributions(3)
Distributions from net investment income	(0.62)	(0.55)
Distributions from net realized gain on investments	(0.05)	(0.32)

Net decrease in net assets resulting from stockholder distributions	(0.67)	(0.87)

Capital share transactions
Issuance of common stock(4)	0.43	0.10
Offering costs(2)	(0.05)	(0.07)
Reimbursement to investment adviser(2)	—	(0.10)
Capital contributions of investment adviser(2)	—	0.05

Net increase (decrease) in net assets resulting from capital share transactions	0.38	(0.02)

Net asset value, end of period	$9.14	$9.42

Shares outstanding, end of period	124,608,814	41,332,661

Total return(5)	4.14%	13.08%

Ratio/Supplemental Data:
Net assets, end of period	$1,139,276	$389,232

Ratio of net investment income to average net assets(6)	6.61%	4.37%

Ratio of operating expenses to average net assets(6)	3.75%	9.89%

Portfolio turnover (6)	75.58%	67.48%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(5)	The total return for the nine months ended September 30, 2011 was calculated by taking the net asset value per share as of September 30, 2011, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2010. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The total return does not consider the effect of the sales load from the sale of the Company’s common stock.

(6)	Weighted average net assets are used for this calculation. Ratios and portfolio turnover are not annualized.

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

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies.

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FB Advisor or GDFM or either of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the use of borrowed money to finance a portion of our investments;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and

•	the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2,500 from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes as a RIC under the Code.

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

Revenues

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

In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the three and nine months ended September 30, 2011 or 2010.

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

We also reimburse FB Advisor for its performance of services related to our administration and operation, provided that such reimbursement must be the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

Portfolio Investment Activity For The Nine Months Ended September 30, 2011 and for the year ended December 31, 2010

During the nine months ended September 30, 2011, we made investments in portfolio companies totaling $1,416,863. During the same period we sold investments totaling $413,694 and received principal repayments of $369,502.

As of September 30, 2011 and December 31, 2010, our investment portfolio consisted of interests in 164 and 144 portfolio companies, respectively, for a total fair value of $1,333,937 and $733,580, respectively. The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)			December 31, 2010
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$708,346	$693,289	52%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	346,523	339,522	26%	131,960	135,962	19%
Senior Secured Bonds	128,912	120,443	9%	34,265	35,796	4%
Subordinated Debt	111,871	96,586	7%	51,384	51,178	7%
Collateralized Securities	66,509	69,600	5%	24,024	26,539	4%
Equity/Other	18,437	14,497	1%	—	—	—

	$1,380,598	$1,333,937	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on debt investments.

As of September 30, 2011, the portfolio companies that comprised our portfolio had an average annual EBITDA of approximately $413,000. The investments in our portfolio were purchased at an average price of 94.0% of par or stated value, as applicable, the weighted average credit rating of our portfolio was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.7% based upon the purchase price of our investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2011, we held 3 such investments with an aggregate unfunded commitment of $15,709. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)		December 31, 2010
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$323,055	24.2%	$129,749	17.6%
Consumer Staples	54,423	4.1%	56,184	7.7%
Energy	88,989	6.7%	69,048	9.4%
Financials	114,744	8.6%	59,431	8.1%
Healthcare	127,035	9.5%	63,460	8.7%
Industrials	264,965	19.9%	96,762	13.2%
Information Technology	216,448	16.2%	117,499	16.0%
Materials	39,579	3.0%	46,832	6.4%
Telecommunication Services	83,648	6.4%	81,675	11.1%
Utilities	21,051	1.4%	12,940	1.8%

Total	$1,333,937	100.0%	$733,580	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$—	—	$38,899	5%
2	1,282,142	96%	682,861	93%
3	46,291	4%	11,384	2%
4	4,884	—	436	—
5	620	—	—	—

	$1,333,937	100%	$733,580	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the three months ended September 30, 2011 and September 30, 2010

Revenues

We generated investment income of $33,295 and $8,678 for the three months ended September 30, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, subordinated debt, CLOs, CDOs and corporate bonds in our portfolio and dividends earned on preferred equity securities. Such revenues represent $28,187 and $7,318 of cash interest earned as well as $5,108 and $1,360 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $4,986 and $5,119 for the three months ended September 30, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $7,432 and $2,318 for the three months ended September 30, 2011 and 2010, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $915 and $285 for the three months ended September 30, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the three months ended September 30, 2011, we reversed $7,974 in capital gains incentive fees accrued by us as of June 30, 2011 as a result of the unrealized losses incurred in our portfolio during the three months ended September 30, 2011. During the three months ended September 30, 2010, we accrued $373 in capital gains incentive fees.

We recorded interest expense of $2,922 and $1,343 for the three months ended September 30, 2011 and 2010, respectively, in connection with our credit facility and the JPM Facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $298 and $105 for the three months ended September 30, 2011 and 2010, respectively. We incurred expenses with our stock transfer agent of $448 and $226 for the three months ended September 30, 2011 and 2010, respectively.

Our other general and administrative expenses totaled $945 and $469 for the three months ended September 30, 2011 and 2010, respectively, and consisted of the following:

	Three Months Ended September 30,
	2011	2010
Expenses associated with our independent audit and related fees	$150	$75
Compensation of our chief financial officer and our chief compliance officer(1)	21	40
Legal fees	86	62
Printing fees	146	110
Fees paid to our independent directors	215	50
Other	327	132

Total	$945	$469

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item will not include compensation paid to our chief financial officer and will only represent compensation paid to our chief compliance officer.

During the three months ended September 30, 2011 and 2010, the ratio of our operating expenses to our average net assets was 0.49% and 2.21%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The lower ratio of operating expenses to average net assets during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 can primarily be attributed to (i) the spreading of our operating expenses over a larger asset base and (ii) the reversal during the quarter of capital gains incentive fees that had been accrued as of June 30, 2011. Without such reversal, our ratio of operating expenses to our average net assets would have been 1.28% during the three months ended September 30, 2011.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During each of the three months ended September 30, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Net Investment Income

Our net investment income totaled $28,309 ($0.26 per share) and $3,559 ($0.14 per share) for the three months ended September 30, 2011 and 2010, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $29,582 and $144,409, respectively, during the three months ended September 30, 2011, from which we realized net gains of $2,433. We also realized a net gain on our TRS of $1,895 during the three months ended September 30, 2011. We sold investments and received principal repayments of $53,128 and $16,616, respectively, during the three months ended September 30, 2010, from which we realized net gains of $294.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain/Loss on Foreign Currency

For the three months ended September 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(63,164) and the net change in unrealized gain/loss on foreign currency totaled $(72). The change in unrealized appreciation (depreciation) on our TRS was $(8,887) during this period. For the three months ended September 30, 2010, the net change in unrealized appreciation (depreciation) on investments totaled $7,902 and the net change in unrealized gain/loss on foreign currency totaled $93. The change in unrealized appreciation (depreciation) on our investments and our TRS during the three months ended September 30, 2011 was primarily driven by a general widening of credit spreads during such period resulting from, among other things, uncertainty surrounding European sovereign debt. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2010 was primarily driven by a general strengthening in the credit markets during the third quarter of 2010.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2011, the net decrease in net assets resulting from operations was $39,486 ($0.37 per share) compared to a net increase in net assets resulting from operations of $11,848 ($0.47 per share) during the three months ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 and September 30, 2010

Revenues

We generated investment income of $76,209 and $17,872 for the nine months ended September 30, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, subordinated debt, CLOs, CDOs and corporate bonds in our portfolio and dividends earned on preferred equity securities. Such revenues represent $67,248 and $14,403 of cash interest earned as well as $8,961 and $3,469 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $27,577 and $10,063 for the nine months ended September 30, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $18,216 and $4,605 for the nine months ended September 30, 2011 and 2010, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,903 and $635 for the nine months ended September 30, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2011, we reversed $4,063 in capital gains incentive fees accrued by us during the year ended December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we accrued $373 in capital gains incentive fees.

We recorded interest expense of $7,382 and $2,213 for the nine months ended September 30, 2011 and 2010, respectively, in connection with our credit facility and the JPM Facility. Fees incurred with BNY Mellon Asset Servicing (formerly PNC Global Investment Services), which provides various accounting and administrative services to us, totaled $692 and $436 for the nine months ended September 30, 2011 and 2010, respectively. We incurred expenses with our stock transfer agent of $1,138 and $598 for the nine months ended September 30, 2011 and 2010, respectively.

Our other general and administrative expenses totaled $2,309 and $1,203 for the nine months ended September 30, 2011 and 2010, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2011	2010
Expenses associated with our independent audit and related fees	$390	$230
Compensation of our chief financial officer and our chief compliance officer(1)	74	117
Legal fees	192	251
Printing fees	363	219
Fees paid to our independent directors	479	141
Other	811	245

Total	$2,309	$1,203

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item will not include compensation paid to our chief financial officer and will only represent compensation paid to our chief compliance officer.

During the nine months ended September 30, 2011 and 2010, the ratio of our operating expenses to our average net assets was 3.75% and 5.71%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The lower ratio of operating expenses to average net assets during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 can primarily be attributed to (i) the spreading of our operating expenses over a larger asset base and (ii) the reversal during the period of capital gains incentive fees that had been accrued as of December 31, 2010. Without such reversal, our ratio of operating expenses to our average net assets would have been 4.30% during the nine months ended September 30, 2011.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During each of the nine months ended September 30, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Net Investment Income

Our net investment income totaled $48,632 ($0.63 per share) and $7,809 ($0.40 per share) for the nine months ended September 30, 2011 and 2010, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $413,694 and $369,502, respectively, during the nine months ended September 30, 2011, from which we realized net gains of $22,456. We also realized a net gain on our TRS of $1,895 during the nine months ended September 30, 2011. We sold investments and received principal repayments of $81,958 and $48,105, respectively, during the nine months ended September 30, 2010, from which we realized net gains of $3,383.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain/Loss on Foreign Currency

For the nine months ended September 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(64,728) and the net change in unrealized gain/loss on foreign currency totaled $1. The change in unrealized appreciation (depreciation) on our TRS was $(7,600) during this period. For the nine months ended September 30, 2010, the net change in unrealized appreciation (depreciation) on investments totaled $1,811 and the net change in unrealized gain/loss on foreign currency totaled $(3). The change in unrealized appreciation (depreciation) on our investments and our TRS during the nine months ended September 30, 2011 was primarily driven by a general widening of credit spreads during the third quarter of 2011 resulting from, among other things, uncertainty surrounding European sovereign debt. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2010 was primarily driven by a general strengthening in the credit markets during the third quarter of 2010.

Net Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2011, the net increase in net assets resulting from operations was $656 ($0.01 per share) compared to a net increase in net assets resulting from operations of $13,000 ($0.67 per share) during the nine months ended September 30, 2010.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2011, we sold 83,613,294 shares of our common stock for gross proceeds of $890,497. The gross proceeds received during the nine months ended September 30, 2011 include reinvested stockholder distributions of $21,661. During the nine months ended September 30, 2011, we also incurred offering costs of $3,997 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $81,266 for the nine months ended September 30, 2011. These sales commissions and fees include $15,622 retained by the dealer manager, FS2, which is one of our affiliates.

As of November 11, 2011, we have sold 142,553,249 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $1,493,510 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $1,494,510 as of November 11, 2011.

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

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

As of September 30, 2011, we had $270,171 in cash, which we have invested in interest bearing accounts, and $69,673 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we have conducted since December 31, 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 31, 2010	January 3, 2011	99,633	$9.585	$955
March 31, 2011	April 1, 2011	158,258	9.675	1,531
June 30, 2011	July 1, 2011	79,250	9.675	767
September 30, 2011	October 3, 2011	121,089	9.585	1,161

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

In connection with entering into the original credit facility, and from time to time thereafter, we transferred debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the credit facility are non-recourse to us and our exposure under the credit facility is limited to the value of our investment in Broad Street.

As of September 30, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,554 in connection with obtaining and amending the credit facility, which we recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility. As of September 30, 2011, $396 of such deferred financing costs have yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.43% as of September 30, 2011. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $6,753 and $2,213 for the nine months ended September 30, 2011 and 2010, respectively, of which $653 and $331 related to the amortization of deferred financing costs. We paid $5,867 in interest expense for the nine months ended September 30, 2011. The average borrowings under the credit facility for the nine months ended September 30, 2011 and 2010 were $337,793 and $130,931, respectively, with a weighted average interest rate of 2.41% and 2.78%, respectively.

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

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or us; (e) we cease to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in our or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate. Broad Street was in compliance with the terms of the credit facility as of September 30, 2011.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

On March 18, 2011, Arch Street entered into a TRS for senior secured floating rate loans with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $300,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay our debts.

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

We have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. We may, but are not obligated to, increase our equity investment in Arch Street for the purpose of funding any additional collateral or payment obligations for which Arch Street may become obligated during the term of the TRS. If we do not make any such additional investment in Arch Street and Arch Street fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Arch Street under the TRS. In the event of an early termination of the TRS, Arch Street would be required to pay an early termination fee.

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. In the event of an early termination of the TRS, Arch Street would be required to pay an early termination fee based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including the earlier of (i) the one year anniversary of the termination date and (ii) March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($300,000), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of September 30, 2011, Arch Street would have been required to pay an early termination fee of approximately $3,422. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Arch Street. Each of the loans underlying the TRS is required to be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. As of September 30, 2011, the fair value of the TRS was $(7,600). The fair value of the TRS is reflected as an unrealized loss on total return swap on our consolidated balance sheet. The change in value of the TRS is reflected in our statement of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2011, Arch Street had selected 65 underlying loans with a total notional amount of $297,281 and posted $69,673 in cash collateral held by Citibank (of which only $61,221 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheet.

For purposes of the asset coverage ratio test applicable to us as a BDC, we have agreed with the staff of the SEC to treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arch Street under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we have agreed with the staff of the SEC to treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

The loans purchased by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued by Locust Street from time to time to Race Street, another newly-formed, special-purpose bankruptcy-remote subsidiary of ours, pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $420,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase $420,000 in aggregate principal amount of such Class A Notes within 180 days of July 21, 2011. We own all of the equity in Race Street.

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

As of September 30, 2011, Class A Notes in the aggregate principal amount of $153,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $109,286. On October 3, 2011, an additional Class A Note in the principal amount of $70,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $50,000. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2011, the amount accrued upon maturity under the repurchase agreement was $109,286, plus $608 of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

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

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the JPM Facility. As of September 30, 2011 $404 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility is 3.50% as of September 30, 2011. We recorded interest expense of $629 for the three and nine months ended September 30, 2011, of which $21 related to the amortization of deferred financing costs. The average borrowings under the JPM Facility for the nine months ended September 30, 2011 were $86,650 with a weighted average interest rate of 3.50%.

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

Following commencement of our operations, we declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2011 or 2010 represented a return of capital for tax purposes.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2011 and 2010:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2010
March 31, 2010(1)	$0.1860	$2,443
June 30, 2010	$0.1875	$3,589
September 30, 2010	$0.1875	$4,763

Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529
September 30, 2011	$0.2016	$22,116

(1)	The amount of the per share distributions during the three months ended March 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

On October 14, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on October 31, 2011 to stockholders of record on October 14, 2011 and October 28, 2011, respectively. On October 28, 2011, our board of directors approved a special cash distribution of $0.02 per share, which was paid on October 31, 2011 to stockholders of record on October 28, 2011. On November 8, 2011, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which are expected to be paid on November 30, 2011 to stockholders of record on November 15, 2011 and November 29, 2011, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the nine months ended September 30, 2011, and 2010:

	Nine Months Ended September 30,
	2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	48,572	92%	7,872	73%
Capital gains proceeds from the sale of assets	4,021	8%	2,923	27%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$52,593	100%	$10,795	100%

(1)	During the nine months ended September 30, 2011 and 2010, 88% and 81%, respectively, of our gross investment income was attributable to cash interest earned and 12% and 19%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $1,380,598 and $715,695 as of September 30, 2011 and December 31, 2010, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(54,261) and $17,885 as of September 30, 2011 and December 31, 2010, respectively. Our net investment income on a tax basis for the nine months ended September 30, 2011 and 2010 was $48,572 and $7,869, respectively. We distributed all of our net investment income earned as of September 30, 2011 and 2010.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, and the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us. See “—Critical Accounting Policies—Capital Gains Incentive Fee.” The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
GAAP-basis net investment income	$48,632	$7,809
Amortization of organizational costs	(32)	(33)
Tax accretion of discount on investments	4,035	93
Reversal of incentive fee accrual on unrealized gains	(4,063)	—

Tax-basis net investment income	$48,572	$7,869

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

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current net offering price, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.

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

As of September 30, 2011 and December 31, 2010, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2011 (Unaudited)	December 31, 2010
Distributable ordinary income	$17,403	$1,290
Incentive fee accrual on unrealized gains	—	(4,063)
Unamortized organizational costs	(525)	(558)
Unrealized appreciation (depreciation) on investments and total return swap(1)	(54,261)	17,885

	$(37,383)	$14,554

(1)	As of September 30, 2011 and December 31, 2010, the gross unrealized appreciation on our investments was $14,449 and $20,136, respectively. As of September 30, 2011 and December 31, 2010, the gross unrealized depreciation on our investments and total return swap was $68,710 and $2,251, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our investments as of September 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our CLOs, CDOs and subordinated debt investments by obtaining bid and ask prices from independent dealers and we valued all of our other debt investments, including our senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Seven of our senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

Our investments as of December 31, 2010 consisted primarily of debt securities that traded on a private over-the-counter market for institutional investors. We valued our CLOs, CDOs and subordinated debt investments by obtaining bid and ask prices from independent dealers. We valued all of our other investments, including our senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. During the nine months ended September 30, 2011, we reversed $4,063 in capital gains incentive fees accrued by us during the year ended December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the nine months ended September 30, 2011.

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

Contractual Obligations

We have entered into an agreement with FB Advisor to provide investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2011 and 2010, we incurred $7,432 and $2,318, respectively, in base management fees and $915 and $285, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2011 and 2010, we incurred $18,216 and $4,605, respectively, in base management fees and $1,903 and $635, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the three months ended September 30, 2011, we reversed $7,974 in capital gains incentive fees accrued by us as of June 30, 2011 as a result of the unrealized losses incurred in our portfolio during the three months ended September 30, 2011. During each of the three and nine months ended September 30, 2010, we accrued $373 in capital gains incentive fees. During the nine months ended September 30, 2011, we reversed $4,063 in capital gains incentive fees accrued by us during the year ended December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the nine months ended September 30, 2011. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

As of September 30, 2011, $340,000 was outstanding under the credit facility between Broad Street and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 10, 2012. As of September 30, 2011, Race Street had sold $153,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $109,286. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between Broad Street and Deutsche Bank and the JPM Facility between Race Street and JPM at September 30, 2011 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Broad Street(1)	$340,000	$340,000	—	—	—
Borrowings of Race Street(2)	109,286	109,286	—	—	—

(1)	At September 30, 2011, no amounts remained unused under the credit facility.

(2)	At September 30, 2011, $190,714 remained unused under the JPM Facility.

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

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 8% hurdle, and 20% of net realized capital gains, if applicable. We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. During the three months ended September 30, 2011 and 2010, FB Advisor earned $7,432 and $2,318, respectively, in base management fees. During the nine months ended September 30, 2011 and 2010, FB Advisor earned $18,216 and $4,605, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $14,093 and $2,726 of these fees during the nine months ended September 30, 2011 and 2010, respectively.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains. However, under the terms of our investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended September 30, 2011, we reversed $7,974 in capital gains incentive fees accrued by us as of June 30, 2011 as a result of the unrealized losses incurred in our portfolio during the three months ended September 30, 2011. During each of the three and nine months ended September 30, 2010, we accrued $373 in capital gains incentive fees. During the nine months ended September 30, 2011, we reversed $4,063 in capital gains incentive fees accrued by us during the year ended December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the nine months ended September 30, 2011.

We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the nine months ended September 30, 2011 and 2010, we incurred administrative services charges of $1,903 and $635, respectively, attributable to FB Advisor. Of these charges, $1,366 and $635, respectively, related to the allocation of costs of administrative personnel for services provided to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $1,419 and $496, respectively, for the services incurred under this arrangement during the nine months ended September 30, 2011 and 2010.

Franklin Square Holdings funded offering costs and other expenses in the amount of $486 for the nine months ended September 30, 2010. The offering costs and other expenses funded by Franklin Square Holdings during the nine months ended September 30, 2010 were recorded as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the other expenses were charged to expense as incurred. All offering costs for the nine months ended September 30, 2011 have been funded directly by us.

The dealer manager for our public offering is FS2 , which is one of our affiliates. During the nine months ended September 30, 2011 and 2010, FS2 retained $15,622 and $3,063, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2,500, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $641 and $1,678 to FB Advisor and its affiliates during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

FB Advisor’s senior management team is comprised of the same personnel as the senior management team of FS Investment Advisor, LLC, the investment adviser to Franklin Square Holdings’ other affiliated BDC, FS Energy and Power Fund. As a result, such personnel provide investment advisory services to both us and FS Energy and Power Fund. While neither FB Advisor nor FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than us and FS Energy and Power Fund, respectively, either one, or both, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund rather than to us.

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our stockholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the nine months ended September 30, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2011, 24.6% of our portfolio investments (based on fair value) paid fixed interest rates and the remainder paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the $340,000 credit facility which Broad Street maintains with Deutsche Bank, Broad Street borrows at a floating rate based on LIBOR. Under the terms of the TRS between Arch Street and Citibank, Arch Street pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $300,000. Pursuant to the terms of the financing arrangement with JPM, borrowings under the Revolving Credit Agreement, pricing of repurchase transactions under the JPM Facility and interest on the Class A Notes are all subject to a floating rate based on LIBOR. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2011:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 35 basis points	$148,478	$(11,108)	$137,370
Up 100 basis points	149,137	(16,939)	132,198
Up 200 basis points	158,396	(21,259)	137,136
Up 300 basis points	170,539	(25,578)	144,961

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation/depreciation on the TRS. Assumes no change in defaults or prepayments by portfolio companies.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2011 and the year ended December 31, 2010, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, we issued 921,932 shares of common stock under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Custody Agreement

On November 14, 2011, we entered into a custodian agreement with State Street Bank and Trust Company, or SSBT, effective as of November 16, 2011. Under the custodian agreement, SSBT will hold all of our portfolio securities and cash, and transfer such securities or cash pursuant to our instructions. The custodian agreement has an initial term ending November 14, 2014, which shall automatically renew for successive one-year terms unless a written notice of non-renewal is delivered by the non-renewing party no later than ninety (90) days prior to the expiration of the term.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 814-00757), filed on March 31, 2009)

3.2	Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on September 17, 2008)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus filed pursuant to Rule 497 (File No. 333-174784) filed on November 1, 2011)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of May 13, 2008. (Incorporated by reference to Exhibit (e)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on September 17, 2008)

4.3	Amended and Restated Distribution Reinvestment Plan, effective as of January 1, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on November 14, 2011)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374), filed on February 25, 2008)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on September 17, 2008)

10.3	Investment Sub-advisory Agreement by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on June 19, 2008)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on September 17, 2008)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Compnay and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784), filed on October 20, 2011)

10.6	Form of Selected Dealer Agreement. (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on September 17, 2008)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Included as Exhibit A to the Form of Amendment to Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(4) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784), filed on October 20, 2011)

10.8	Custodian Services Agreement by and between the Company and The Bank of New York Mellon (f/k/a PFPC Trust Company). (Incorporated by reference to Exhibit (j)(1) filed with Post-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on November 13, 2008)

10.9*	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Investment Corporation.

10.10	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374), filed on September 17, 2008)

10.11	Amended and Restated Credit Agreement by and among Broad Street Funding LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on February 1, 2011

10.12	Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on March 16, 2010)

10.13	First Amendment to Asset Contribution Agreement by and between the Company and Broad Street Funding LLC, dated as of June 17, 2010. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 19, 2010)

10.14	Investment Management Agreement by and between the Company and Broad Street Funding LLC, dated March 10, 2010. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on March 16, 2010)

10.15	Amended and Restated Security Agreement by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, dated as of January 28, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on February 1, 2011 (Items 1.01, 2.03 and 9.01))

10.16	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between Arch Street Funding LLC and Citibank, N.A., each dated as of March 18, 2011. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 814-00757), filed on March 24, 2011)

10.17	Amended and Restated Confirmation Letter Agreement by and between Arch Street Funding LLC and Citibank, N.A., dated as of June 9, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on June 13, 2011)

10.18	Investment Management Agreement by and between the Company and Arch Street Funding LLC, dated as of March 18, 2011. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 814-00757), filed on March 24, 2011)

10.19	Asset Transfer Agreement by and between the Company and Locust Street Funding LLC, dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

10.20	Indenture by and between Locust Street Funding LLC and Citibank, N.A., as trustee, dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

10.21	Locust Street Funding LLC Class A Floating Rate Secured Note due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

10.22	TBMA/ISMA 2000 Global Master Repurchase Agreement between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

10.23	Revolving Credit Agreement by and between the Company and Race Street Funding LLC, dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

10.24	Collateral Management Agreement by and between Locust Street Funding LLC and the Company, dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

10.24	Collateral Administration Agreement by and among Locust Street Funding LLC, the Company and Virtus Group, LP, dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 814-00757), filed on July 27, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)