Form 10-K
period 2011-12-31
FS Investment CORP
filed 2012-03-30
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.70 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.

There were 202,829,516 shares of the Registrant’s common stock outstanding as of March 29, 2012.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2011

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business

FS Investment Corporation, “FSIC” or the “Company,” which may also be referred to as “we,” “us” or “our,” was organized in December 2007 to invest in debt securities of private U.S. companies and commenced operations in January 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to asset allocation and other guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $37.0 billion in assets under management as of December 31, 2011.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•

utilizing the experience and expertise of FB Advisor and GDFM, along with the broader resources of GSO which includes its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

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

Our portfolio is comprised primarily of investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated investments that we make generally have stated terms of up to ten years, but the expected average life of such loans is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we invest are often rated by a nationally recognized statistical ratings organization, or NRSRO, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

During the year ended December 31, 2011, we made investments in portfolio companies totaling $1,978,499. During the same period, we sold positions totaling $476,087 and received principal repayments of $382,574. As of December 31, 2011, our investment portfolio, with a total fair value of $1,844,358, consisted of interests in 183 portfolio companies (55% in first lien senior secured loans, 21% in second lien senior secured loans, 7% in senior secured bonds, 12% in subordinated debt, 4% in collateralized securities and 1% in equity/other) with an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $390.0 million. As of December 31, 2011, the investments in our portfolio were purchased at an average price of 94.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.9% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GSO or their respective affiliates unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC. We are currently seeking an exemptive order. However, there can be no assurance that we will obtain such relief. Even if we receive exemptive relief, GSO and its affiliates would not be obligated to offer GDFM or us the right to participate in any transactions originated by them.

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

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2011, we repurchased 458,229 shares at $9.64 per share for aggregate consideration totaling $4,416. During the year ended December 31, 2010, we repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 3, 2012, we repurchased 385,526 shares at $9.59 per share for aggregate consideration totaling $3,695.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

Although we do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the immediate future, we intend to seek to complete a liquidity event within three years following the completion of our offering stage or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. We expect to complete our offering during the second quarter of 2012. Stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. However, there can be no assurance that we will be able to complete a liquidity event.

Status of Our Ongoing Public Offering

Since commencing our initial public offering and through March 29, 2012, we have sold 203,765,969 shares (as adjusted for stock distributions) of our common stock for gross proceeds of approximately $2,140,002. As of March 29, 2012, we had raised total gross proceeds of approximately $2,141,002, including approximately $1,000 contributed by principals of our investment adviser in February 2008.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2008, 2009, 2010 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010(2)(3)	0.8728	21,389
2011(4)(5)	0.9098	86,657

(1)	The amounts of the per share distributions for the years ended December 31, 2008, 2009 and 2010 have been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

On January 10, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on January 31, 2012 to stockholders of record on January 13, 2012 and January 30, 2012, respectively. On February 9, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on February 29, 2012 to stockholders of record on February 15, 2012 and February 28, 2012, respectively. On March 13, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which will be paid on March 30, 2012 to stockholders of record on March 15, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the stock distributions per share that we have declared on our common stock to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

About FB Advisor

FB Advisor is an affiliate of Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by the same personnel that form the investment and operations teams of FS Investment Advisor, LLC and FSIC II Advisor, LLC. FS Investment Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ second affiliated BDC, FS Energy and Power Fund. FS Energy and Power Fund commenced operations on July 18, 2011 and is focused on generating current income and long-term capital appreciation for shareholders, primarily by making investments in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry. As of December 31, 2011, FS Energy and Power Fund had total assets of approximately $112.7 million. FSIC II Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ third affiliated BDC, FS Investment Corporation II. FS Investment Corporation II has not yet commenced operations, but is expected to pursue the same investment strategy as us.

Our president and chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FB Advisor, Mr. Forman currently serves as president and chief executive officer of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC and FS Investment Corporation II.

FB Advisor’s senior management team has significant experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FB Advisor was staffed with 20 employees as of March 29, 2012 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FB Advisor’s management team, will allow FB Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice chairman of our board of directors and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Ryan D. Conley. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to FB Advisor and the compensation FB Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to asset allocation and other guidelines set by FB Advisor. GDFM also serves as investment sub-adviser to FS Investment Corporation II pursuant to an investment sub-advisory agreement between it and FSIC II Advisor, LLC, the investment adviser to FS Investment Corporation II. Furthermore, GDFM’s affiliate, GSO, serves as investment sub-adviser to FS Energy and Power Fund pursuant to an investment sub-advisory agreement between it and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2011, GSO and its affiliates, excluding Blackstone, managed approximately $37.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $166.2 billion as of December 31, 2011. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

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

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

Since the beginning of 2009, global credit and other financial market conditions have improved as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have improved markedly. While financial conditions have improved, economic activity continues to be somewhat subdued as unemployment rates remain high. Corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly, but remain above historical averages. Given current market conditions, it is our view that, at this time, there are and will continue to be significant investment opportunities in senior secured and second lien secured loans as well as investments in debt securities of small and middle market companies.

The chart below illustrates the sharp decline and subsequent recovery in the average prices of senior secured loans, including first and second lien loans, tracked by the Credit Suisse Leveraged Loan Index.

Source: Bloomberg

We feel that opportunities in senior secured and second lien secured loans are significant not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default if necessary, and generally carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration. In addition, most senior secured debt issues carry variable interest rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable interest rate structures decrease the income we would otherwise receive from our debt securities. Although, in many cases, the loan documents governing these securities provide for an interest rate floor.

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

Source: S&P Leveraged Commentary & Data

Opportunity in Small and Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly small and middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its most recently released economic census in 2007, there were approximately 196,000 small and middle market companies in the U.S. with annual revenues between $10 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These smaller and middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $11.5 trillion in revenues and employed 48.9 million people. Small and middle market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment may continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that financial difficulties and a widespread consolidation in the U.S. financial services industry have substantially reduced the number of investment firms and financial institutions lending to small and middle market companies. For example, the Federal Deposit Insurance Corporation reported that the number of federally insured financial institutions declined from approximately 15,200 in 1990 to approximately 7,800 in 2010.

We believe that lending to small and middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies due in part to the smaller size of each investment and the often fragmented nature of information available from these firms. Further, many investment firms lack the breadth and scale necessary to track investment opportunities, particularly within the secondary market, in the loans of thousands of small and middle market firms, meaning that attractive investment opportunities are often overlooked. In addition, small and middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not equipped to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of debt financing to small and middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create an opportunity for investment. In many environments, we believe that small and middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. Further, due to a lack of coverage at many investment firms, loans to small and middle market firms tend to be priced less efficiently, potentially creating attractive opportunities for investment. In addition, as compared to larger companies, small and middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors often result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When identifying prospective portfolio companies, we focus primarily on the following attributes, which we believe help us generate attractive total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

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

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise.

•

Diversification. We seek to diversify our portfolio broadly among issuers and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio. We cannot assure stockholders that we will be successful in this regard.

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

Competitive Advantages

We believe that we offer the following competitive advantages to our investors:

Global platform with seasoned investment professionals

FB Advisor’s management team believes that the breadth and depth of its experience, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and realizing upon a broad range of private investments, as well as the specific expertise of GDFM, provides us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-term investment horizon

Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our stockholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors within a specific time period. These provisions often force such funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM transaction sourcing capability

FB Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” also through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds due to the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant amount of investment opportunities for us. GDFM also has a significant trading platform, allowing us access to the secondary loan market for investment opportunities.

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

Expertise across all levels of the corporate capital structure

FB Advisor and GDFM believe that their broad expertise and experience at all levels of a company’s capital structure enables us to manage risk while affording us an opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

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

FB Advisor provides us with general ledger accounting, fund accounting, and investor and other administrative services. We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services. We have contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

We focus primarily on investments in debt securities, including senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and finally common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed or a floating current yield of 4.0% to 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt or other investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 25%.

Cash and Cash Equivalents

In addition, we may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from an NRSRO and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment annually. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

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

Typically, FB Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FB Advisor and GDFM use these data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$—	—	$38,899	5%
2	1,768,639	96%	682,861	93%
3	65,327	3%	11,384	2%
4	9,893	1%	436	0%
5	499	0%	—	—

	$1,844,358	100%	$733,580	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of investments in good faith utilizing the input of our valuation committee, FB Advisor, and the input of any other professionals or materials that our board of directors deems worthy and relevant, including GDFM and independent third-party valuation firms, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we will offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FB Advisor or GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FB Advisor, will retain any fees paid for such assistance.

Exit

Many of our current investments are tradable in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be tradable on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not tradable within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interests we hold, through an initial public offering of common stock, a merger, a sale or a recapitalization.

Financing Arrangements

Revolving Credit Facility

On March 23, 2012, Broad Street Funding LLC, or Broad Street, our wholly-owned financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amendment, or the March 2012 amendment, to the multi-lender, syndicated revolving credit facility, or the credit facility, that Broad Street originally entered into with Deutsche Bank on March 10, 2010. Deutsche Bank is a lender and serves as administrative agent under the credit facility.

The March 2012 amendment extended the maturity date of the credit facility to March 23, 2013, increased the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduced the interest rate for all borrowings under the credit facility to a rate of LIBOR + 1.50% per annum. In connection with the March 2012 amendment, Broad Street paid Deutsche Bank a setup fee of $950 and has agreed to pay Deutsche Bank an additional $950 upon the termination date of the facility, provided that such termination fee will not be payable if Broad Street refinances the credit facility with Deutsche Bank or enters into an alternate financing arrangement with or through Deutsche Bank.

The credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The credit facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR + 1.50% per annum and will mature and be due and payable on March 23, 2013. Prior to the March 2012 amendment, Tranche A Commitments bore interest at the rate of LIBOR + 2.23% and Tranche C Commitments bore interest at the rate of LIBOR + 1.85% per annum.

Under the credit facility, we have transferred from time to time debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the credit facility are non-recourse to us and our exposure under the credit facility is limited to the value of our investment in Broad Street.

As of December 31, 2011, $340,000 was outstanding under the credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the credit facility.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

On March 18, 2011, Arch Street Funding LLC, or Arch Street, our wholly-owned financing subsidiary, entered into a total return swap, or TRS, for senior secured floating rate loans with Citibank, N.A., or Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS from $200,000 to $300,000, and on February 16, 2012, Arch Street entered into a second amendment to the TRS to increase this amount from $300,000 to $515,000.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $515,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay our debts.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.27% per annum (which rate was equal to one-month LIBOR + 1.25% per annum prior to the increase in the size of the TRS to $515,000). In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($515,000), multiplied by (z) 1.27% per annum. If the TRS had been terminated as of March 20, 2012, Arch Street would have been required to pay an early termination fee of approximately $4,500. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of December 31, 2011, the fair value of the TRS was $(1,996). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the TRS.

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

Further, for purposes of Section 55(a) under the 1940 Act, we have agreed with the staff of the SEC to treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. See “—Regulation.” We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

JPM Financing

On July 21, 2011, we entered into a conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, through two wholly-owned subsidiaries, pursuant to which up to $300,000 was made available to us to fund investments in new securities and for other general corporate purposes. On February 15, 2012, we amended the JPM financing arrangement to increase the amount of the debt financing available under the arrangement from $300,000 to $400,000. Pricing under the facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $800,000 may be sold by us from time to time to Locust Street Funding LLC, or Locust Street, a special-purpose bankruptcy-remote subsidiary of ours, pursuant to an asset transfer agreement we entered into with Locust Street, or the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of December 31, 2011, we had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to us. We own all of the equity in Locust Street.

Loans purchased by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued by Locust Street from time to time to Race Street Funding, LLC, or Race Street, another special-purpose bankruptcy-remote subsidiary of ours, pursuant to an indenture Locust Street entered into with Citibank, N.A., as trustee, or the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value. We own all of the equity in Race Street.

Race Street, in turn, has entered into repurchase transactions with JPM pursuant to the terms of a master repurchase agreement and the related annex and amended and restated confirmation to such agreement, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $560,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $400,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at the applicable pricing rate under the JPM Facility, as described below.

If at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy these margin-posting requirements, Race Street intends to borrow funds from us pursuant to a revolving credit agreement we entered into, as lender, with Race Street, as borrower, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement.

In connection with the Class A Notes and the Indenture, Locust Street also entered into (i) a collateral management agreement with us, as collateral manager, dated as of July 21, 2011, pursuant to which we manage the assets of Locust Street, and (ii) a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, dated as of July 21, 2011, pursuant to which Virtus performs certain administrative services with respect to the assets of Locust Street.

As of December 31, 2011, Class A Notes in the aggregate principal amount of $300,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of approximately $214,286. As of December 31, 2011, the fair value of loans held by Locust Street was $576,830, which included loans purchased by Locust Street with proceeds from the issuance of Class A Notes. On January 17, 2012, an additional Class A Note in the principal amount of $120,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $85,714.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the JPM financing arrangement.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FB Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FB Advisor and GDFM and/or their respective affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither FB Advisor nor GDFM or their respective affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we intend to co-invest alongside FB Advisor or GDFM or their respective affiliates only in accordance with existing regulatory guidance.

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

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for federal income tax purposes as described below under “—Taxation as a Regulated Investment Company.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FB Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to the registration statement pertaining to the public offering of our shares of common stock. Stockholders may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 557-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.

Compliance Policies and Procedures

We and FB Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FB Advisor are responsible for administering these policies and procedures.

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

Stockholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Taxation as a Regulated Investment Company

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

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

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Employees

We do not currently have any employees. Each of our executive officers aside from our chief compliance officer, Salvatore Faia, is a principal, officer or employee of FB Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FB Advisor. In the future, FB Advisor may retain additional investment personnel based upon its needs.

Available Information

Within 60 days after each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record. In addition, we will distribute our annual report on Form 10-K to all stockholders within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorp.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Stockholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 557-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to Our Business and Structure

We are a relatively new company and have limited operating history.

We were formed on December 21, 2007 and commenced operations on January 2, 2009 after meeting our minimum offering requirement of selling, in aggregate, $2,500 in common stock to persons not affiliated with us or FB Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

Economic activity in the United States was impacted by the global financial crisis of 2008 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty.

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

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating of the U.S. from “AAA” to “AA+” in August 2011. The impact of this downgrade or any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from the recent downgrade or any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. The pervasive forced selling and resultant price declines led to the elimination or significant impairment of many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

While loan prices have recovered from the low levels experienced during the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

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

Our ability to achieve our investment objectives depends on FB Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FB Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FB Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FB Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations. In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FB Advisor has entered into with GDFM have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FB Advisor, upon 120 days’ notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of our debt financing. See “—Risks Related to Debt Financing.”

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks, and commercial banks, the inability of FB Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that FB Advisor and GDFM will depend on their relationships with private equity sponsors, investment banks and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If FB Advisor or GDFM fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FB Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in small- to mid-sized private, U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to understate or overstate materially the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds have exceeded and in the future may exceed our net investment income, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to stockholders for tax purposes, which will lower such stockholders’ tax basis in their shares and reduce the amount of funds we have available for investment in targeted assets. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flow from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of this offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our net investment income or cash flows from operations. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our public offering of common stock and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated in the prospectus relating to our public offering.

If we internalize our management functions, a stockholder’s interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FB Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a stockholder’s interest and could reduce the earnings per share attributable to such stockholder’s investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FB Advisor under the existing investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are now being paid by FB Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute a stockholder’s investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FB Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by FB Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our investments.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth herein and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

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

FB Advisor has limited experience managing a BDC or a RIC.

FB Advisor has limited experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by FB Advisor’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. FB Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our RIC status, see “—Federal Income Tax Risks—We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

There may be conflicts of interest related to obligations FB Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FB Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FB Advisor also serve in similar capacities for FS Investment Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to FS Energy and Power Fund and FS Investment Corporation II, respectively. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FB Advisor to manage our day-to-day activities and to implement our investment strategy. FB Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FB Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC and FS Investment Corporation II. FB Advisor and its employees will devote only as much of its or their time to our business as FB Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FB Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM serves as investment sub-adviser to FS Investment Corporation II pursuant to an investment sub-advisory agreement between it and FSIC II Advisor, LLC, the investment adviser to FS Investment Corporation II. Furthermore, GDFM’s affiliate, GSO, serves as investment sub-adviser to FS Energy and Power Fund pursuant to an investment sub-advisory agreement between it and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FB Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FB Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FB Advisor nor GDFM, or individuals employed by FB Advisor and GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which GDFM, GSO or any of their or our affiliates, including FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC and FS Investment Corporation II, are investing or are invested. Even if we are able to receive exemptive relief, we will be unable to participate in certain transactions originated by GSO or its affiliates prior to receipt of such relief. Affiliates of GDFM, whose primary business include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FB Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

We invest primarily in senior secured loans, second lien secured loans and, to a lesser extent, subordinated debt and selected equity investments issued by private U.S. companies, including small and middle market companies.

Senior Secured Loans and Second Lien Secured Loans. When we invest in senior secured term loans and second lien secured loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect such security interests to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest is contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally be ranked junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We expect to make selected equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We invest primarily in first lien, second lien and, to a lesser extent, subordinated debt issued by private U.S. companies, including small and middle market private U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. In the event of an early termination of the TRS, Arch Street would be required to pay an early termination fee based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($515,000), multiplied by (z) 1.27% per annum. If the TRS had been terminated as of March 20, 2012, Arch Street would have been required to pay an early termination fee of approximately $4,500.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing” below.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Risks Related to Debt Financing

The agreements governing Broad Street’s revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Our wholly-owned subsidiary, Broad Street, has entered into the credit facility with Deutsche Bank. The agreements governing the credit facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets;

(d) the insolvency or bankruptcy of us or Broad Street; (e) our ceasing to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in our or its investment advisory capacities. An event of default under the credit facility would result, among other things, in the termination of the availability of further funds under the credit facility and an accelerated maturity date for all amounts outstanding under the credit facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the credit facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC.

The agreements governing the credit facility also require Broad Street to comply with certain operational covenants. These covenants require Broad Street to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility. The occurrence of certain “Super-Collateralization Events” results in an increase of the minimum aggregate value of eligible assets that Broad Street is required to maintain. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting in certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities. A decline in the value of assets owned by Broad Street or the occurrence of a Super-Collateralization Event under the credit facility could result in us being required to contribute additional assets to Broad Street, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our stockholders.

The failure to meet collateral requirements under the credit facility or the occurrence of any other event of default which results in the termination of the credit facility may force Broad Street or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the credit facility, Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the credit facility and could sell such assets in order to satisfy amounts due under the credit facility.

Each borrowing under the credit facility is subject to the satisfaction of certain conditions. We cannot assure stockholders that Broad Street will be able to borrow funds under the credit facility at any particular time or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the credit facility.

We are subject to risks associated with our debt securitization facility.

We have entered into a debt financing arrangement with JPM through two wholly-owned subsidiaries, pursuant to which up to $400,000 will be made available to us to fund investments in new securities and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” in this annual report on Form 10-K to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as income producing assets), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a special purpose entity, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $800,000 may be sold by us from time to time to Locust Street pursuant to the Asset Transfer Agreement. Loans purchased by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued by Locust Street from time to time to Race Street pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into a repurchase transaction with JPM, pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $560,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $400,000.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

Our equity investment in Locust Street is subordinated to the debt obligations of Locust Street.

Under the Asset Transfer Agreement, as of December 31, 2011, we had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to us. Any dividends or other payments in respect of our equity interest in Locust Street are subordinated in priority of payment to the Class A Notes. In addition, Locust Street is subject to certain payment restrictions in respect of its equity interests set forth in the Indenture.

We will receive cash distributions based on our investment in Locust Street only if Locust Street has made all required cash interest payments on the Class A Notes. We cannot assure stockholders that distributions on the assets held by Locust Street will be sufficient to make any distributions to us or that the yield on our investment in Locust Street will meet our expectations.

Our equity investment in Locust Street is unsecured and ranks behind all of the creditors, known or unknown, of Locust Street, including the holders of the Class A Notes. Consequently, if the value of Locust Street’s portfolio of loan investments decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Locust Street could be reduced. Accordingly, our investment in Locust Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

At December 31, 2011, we had approximately $340,000 of indebtedness outstanding under Broad Street’s revolving credit facility with Deutsche Bank and approximately $214,286 outstanding under the JPM Facility.

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

Stockholders should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase of the amount of incentive fees payable to FB Advisor with respect to pre-incentive fee net investment income.

Risks Related to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value per share.

The purchase price at which stockholders purchase shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, an investor’s purchase price may be higher than the prior semi-monthly closing price per share, and therefore stockholders may receive a smaller number of shares than if stockholders had subscribed at the prior semi-monthly closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline in our net asset value per share.

The purchase price at which stockholders purchase shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. In the event of a decrease to our net asset value per share, stockholders could pay a premium of more than 5% for shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the immediate future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital upon selling shares.

Our shares are illiquid assets for which there is not a secondary market, and it is not expected that any will develop in the immediate future. We intend to seek to complete a liquidity event for our stockholders within three years following the completion of our offering stage or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

Prior to the completion of a liquidity event, our share repurchase program may provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price a stockholder paid for the shares being repurchased.

In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares, liquidating our assets or engaging in a merger or other transaction will result in greater value for our stockholders. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management considerations and the potential for stockholder liquidity. If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, a stockholder may not receive a return of all of his or her invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

We intend to seek to complete a liquidity event for our stockholders within three years following the completion of our offering stage or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

Because the dealer manager for our public offering is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a stockholder.

The dealer manager for our public offering, FS2 Capital Partners, LLC, is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to conduct our continuous offering successfully depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

Other than serving as dealer manager for our initial public offering and the initial public offering of FS Energy and Power Fund, the dealer manager has no prior experience acting as a dealer manager for a public offering. The success of our public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares.

We intend to offer to repurchase shares on a quarterly basis. As a result, stockholders will have limited opportunities to sell their shares and, to the extent they are able to sell their shares under the repurchase program, they may not be able to recover the amount of their investment in our shares.

We intend to conduct tender offers to allow stockholders to tender their shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The first such tender offer commenced in March 2010 and the repurchase occurred in connection with our April 1, 2010 closing. The share repurchase program includes numerous restrictions that limit stockholders’ ability to sell shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless a stockholder tenders all of such stockholder’s shares, such stockholder must tender at least 25% of the amount of shares he or she has purchased in the offering and must maintain a minimum balance of $5 subsequent to submitting a portion of such stockholder’s shares for repurchase by us; and (4) to the extent that the number of shares tendered to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which currently is 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure stockholders that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GSO or their respective affiliates unless we first obtain an exemptive order from the SEC. We are seeking an exemptive order. However, there can be no assurance that we will obtain such relief.

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

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FB Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of a stockholder’s shares.

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

To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a Regulated Investment Company.”

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania, 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the immediate future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are currently selling our shares on a continuous basis at a price of $10.70 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price per share, after deduction of selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares.

A decline in our net asset value per share to an amount more than 5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 29, 2012:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	202,829,516

As of March 29, 2012, we had 51,856 record holders of our common stock.

Share Repurchase Program

We intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in March 2010 and the repurchase occurred in connection with our April 1, 2010 closing. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2011 pursuant our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	121,089	$9.585	121,089	(1)
November 1 to November 30, 2011	—	—	—	—
December 1 to December 31, 2011	—		—	—

Total	121,089	$9.585	121,089	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

Subject to the board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, subject to the board of directors’ discretion and applicable legal restrictions, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV, identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2011, 2010 or 2009 represented a return of capital for tax purposes.

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

To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Promptly following the payment of distributions to all stockholders of record, we will send information to stockholders residing in Maryland regarding the source of such distributions.

Following commencement of our operations. we declared our first distribution on January 29, 2009. The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2008, 2009, 2010 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010(2)(3)	0.8728	21,389
2011(4)(5)	0.9098	86,657

(1)	The amounts of the per share distributions for the years ended December 31, 2008, 2009 and 2010 have been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

On January 10, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on January 31, 2012 to stockholders of record on January 13, 2012 and January 30, 2012, respectively. On February 9, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on February 29, 2012 to stockholders of record on February 15, 2012 and February 28, 2012, respectively. On March 13, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which will be paid on March 30, 2012 to stockholders of record on March 15, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	74,663	86%	13,545	63%	1,917	61%
Capital gains proceeds from the sale of assets	11,994	14%	7,844	37%	977	31%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	240	8%

Total	$86,657	100%	$21,389	100%	$3,134	100%

(1)	During the years ended December 31, 2011, 2010 and 2009, 90%, 84% and 57%, respectively, of our gross investment income was attributable to cash interest earned and 10%, 16% and 43%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $1,862,279 and $715,695 as of December 31, 2011 and 2010, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $(19,917) and $17,885 as of December 31, 2011 and 2010, respectively.

Our net investment income on a tax basis for the years ended December 31, 2011, 2010 and 2009 was $76,808, $13,545 and $2,157, respectively. As of December 31, 2011, we had $2,145 of undistributed net investment income on a tax basis. We distributed all of our tax-basis net investment income earned as of December 31, 2010 and 2009.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
GAAP-basis net investment income	$71,364	$9,392	$2,151
Deferral and amortization of organizational costs	(43)	(43)	(43)
Tax accretion of discount on investments	4,035	133	49
Reversal of incentive fee accrual on unrealized gains	(4,063)	4,063	—
GAAP realized gains on total return swap	5,169	—	—
Accretion of discount on total return swap	346	—	—

Tax-basis net investment income	$76,808	$13,545	$2,157

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

The following table reflects the stock distributions per share that we have declared on our common stock to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.

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

As of December 31, 2011 and 2010, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2011	2010
Distributable ordinary income	$2,145	$1,290
Incentive fee accrual on unrealized gains	—	(4,063)
Accretion of discount on total return swap	(346)	—
Unamortized organizational costs	(515)	(558)
Unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	(19,917)	17,885

	$(18,633)	$14,554

(1)	As of December 31, 2011 and 2010, the gross unrealized appreciation on our investments was $27,769 and $20,136, respectively. As of December 31, 2011 and 2010, the gross unrealized depreciation on our investments and total return swap and loss on foreign currency was $47,686 and $2,251, respectively.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2011, 2010, 2009 and 2008 and for the period from December 21, 2007 (Inception) to December 31, 2007 is derived from our financial statements which have been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

					Period from December 21, 2007 (Inception) to December 31, 2007
	Year Ended December 31,
	2011	2010	2009	2008
Statement of operations data:
Investment income	$115,484	$30,670	$4,420	$25	$—
Operating expenses
Total expenses	44,120	21,278	2,509	605	37
Less: Expense reimbursement from sponsor	—	—	(240)	—	—

Net expenses	44,120	21,278	2,269	605	37

Net investment income (loss)	71,364	9,392	2,151	(580)	(37)
Realized and unrealized gain (loss)	(17,894)	18,872	9,305	—	—

Net increase (decrease) in net assets resulting from operations	$53,470	$28,264	$11,456	$(580)	$(37)

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.76	$0.40	$0.48	$(4.72)

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.57	$1.21	$2.57	$(4.72)

Distributions declared(2)	$0.91	$0.87	$0.67	$0.18

Balance sheet data:
Total assets	$2,144,225	$782,005	$110,068	$1,000

Credit facility and repurchase agreement payable	$554,286	$297,201	$—	$—

Total net assets	$1,498,892	$389,232	$93,197	$999

Other data:
Total return(3)	8.93%	13.08%	33.33%	2.40%
Number of portfolio company investments at period end	183	144	50	—
Total portfolio investments for the period	$1,978,499	$849,242	$106,098	$—
Investment sales and prepayments for the period	$858,661	$240,054	$16,717	$—

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(3)

The 2008 total return is based on an initial investment at $7.32 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the stock distributions to stockholders described in “Item 5. Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities—Distributions”. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies.

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FB Advisor or GDFM or either of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the use of borrowed money to finance a portion of our investments;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder; and

•	the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2,500 from persons who are not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans that we invest in are often rated by an NRSRO and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of our total return swap. Net unrealized gains and losses on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the years ended December 31, 2011, 2010 or 2009.

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

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FB Advisor;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for the purchase and sale of our investments;

•	costs associated with our chief compliance officer; and

•

all other expenses incurred by FB Advisor, our sub-adviser or us in connection with administering our business, including expenses incurred by FB Advisor or our sub-adviser in performing administrative services for us and administrative personnel paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Portfolio Investment Activity For The Years Ended December 31, 2011 and 2010

During the year ended December 31, 2011, we made investments in portfolio companies totaling $1,978,499. During the same period, we sold investments totaling $476,087 and received principal repayments of $382,574. As of December 31, 2011, our investment portfolio, with a total fair value of $1,844,358, consisted of interests in 183 portfolio companies (55% in first lien senior secured loans, 21% in second lien senior secured loans, 7% in senior secured bonds, 12% in subordinated debt, 4% in collateralized securities and 1% in equity/other) with an average annual EBITDA of approximately $390.0 million. As of December 31, 2011, the investments in our portfolio were purchased at an average price of 94.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.9% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

During the year ended December 31, 2010, we made investments in portfolio companies totaling $849,242. During the same period, we sold positions totaling $122,581 and received principal repayments of $117,473. As of December 31, 2010, our investment portfolio, with a total fair value of $733,580, consisted of interests in 144 portfolio companies (66% in first lien senior secured loans, 19% in second lien senior secured loans, 4% in senior secured bonds, 7% in subordinated debt and 4% in collateralized securities) with an average annual EBITDA of approximately $294.5 million. As of December 31, 2010, the investments in our portfolio were purchased at an average price of 94.9% of par value, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 99.5% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 8.5% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,023,217	$1,023,183	55%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	397,266	388,508	21%	131,960	135,962	19%
Senior Secured Bonds	128,748	122,758	7%	34,265	35,796	4%
Subordinated Debt	229,428	226,479	12%	51,384	51,178	7%
Collateralized Securities	63,464	68,366	4%	24,024	26,539	4%
Equity/Other	20,156	15,064	1%	—	—	—

	$1,862,279	$1,844,358	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2011, we had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$445,714	24%	$129,749	18%
Consumer Staples	64,962	4%	56,184	8%
Energy	92,596	5%	69,048	9%
Financials	114,529	6%	59,431	8%
Healthcare	206,205	11%	63,460	9%
Industrials	404,841	22%	96,762	13%
Information Technology	309,321	17%	117,499	16%
Materials	101,262	5%	46,832	6%
Telecommunication Services	84,082	5%	81,675	11%
Utilities	20,846	1%	12,940	2%

Total	$1,844,358	100%	$733,580	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$—	—	$38,899	5%
2	1,768,639	96%	682,861	93%
3	65,327	3%	11,384	2%
4	9,893	1%	436	0%
5	499	0%	—	—

	$1,844,358	100%	$733,580	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the years ended December 31, 2011 and December 31, 2010

Revenues

We generated investment income of $115,484 and $30,670 for the years ended December 31, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt, collateralized loan obligations, or CLOs, and collateralized debt obligations, or CDOs, in our portfolio and dividends and other distributions earned on equity securities. Such revenues represent $103,477 and $25,742 of cash income earned as well as $12,007 and $4,928 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of investment income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $44,120 and $21,278 for the years ended December 31, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $27,791 and $7,900 for the years ended December 31, 2011 and 2010, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $2,625 and $924 for the years ended December 31, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the year ended December 31, 2011. We accrued incentive fee expenses during the year ended December 31, 2010 of $5,459. The incentive fee expense for the year ended December 31, 2010 included $4,063 accrued with respect to unrealized gains in our investment portfolio, although no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $11,334 and $3,881 for the years ended December 31, 2011 and 2010, respectively, in connection with our credit facility and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $878 and $568 for the years ended December 31, 2011 and 2010, respectively. We incurred expenses with our stock transfer agent of $2,028 and $890 for the years ended December 31, 2011 and 2010, respectively.

Our other general and administrative expenses totaled $3,527 and $1,656 for the years ended December 31, 2011 and 2010, respectively, and consisted of the following:

	Year Ended December 31,
	2011	2010
Expenses associated with our independent audit and related fees	$540	$385
Compensation of our chief financial officer and our chief compliance officer(1)	105	168
Legal fees	477	316
Printing fees	600	260
Directors’ fees	694	189
Other	1,111	338

Total	$3,527	$1,656

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Prior to that date, we had contracted with Pine Hill Group, LLC to provide the services of Charles Jacobson as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item does not include compensation paid to our chief financial officer and only represents compensation paid to our chief compliance officer.

During the years ended December 31, 2011 and 2010, the ratio of our operating expenses to our average net assets was 5.01% and 9.89%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Our ratio of operating expenses to average net assets includes $11,334 related to interest expense on our credit facility and the JPM Facility. Without such interest expense, our ratio of operating expenses to average net assets would be 3.72%. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The lower ratio of operating expenses to average net assets during the year ended December 31, 2011 compared to the year ended December 31, 2010 can primarily be attributed to (i) the spreading of our operating expenses over a larger asset base and (ii) the reversal during the year of capital gains incentive fees that had been accrued as of December 31, 2010. Without such reversal, our ratio of operating expenses to our average net assets would have been 5.47% during the year ended December 31, 2011.

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

Over the next several quarters, we expect our operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. However, as discussed above, we expect such expenses to decline as a percentage of our total assets.

Expense Reimbursement

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement was designed to ensure that no portion of our distributions would represent a return of capital for our stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses.

Pursuant to an Expense Support and Conditional Reimbursement Agreement, dated as of March 13, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment income for tax purposes, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. The expense reimbursement agreement does not apply to any amounts funded by Franklin Square Holdings prior to the date of such agreement.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. If we terminate the investment advisory and administrative services agreement with FB Advisor, we will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the years ended December 31, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Net Investment Income

Our net investment income totaled $71,364 ($0.76 per share) and $9,392 ($0.40 per share) for the years ended December 31, 2011 and 2010, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, (i) an increase in our gross portfolio yield, prior to leverage, from 8.5% as of December 31, 2010 to 10.4% as of December 31, 2011 (in each case based on the purchase price of our investments) due in part to an increase in the number of proprietary investments made during 2011, (ii) the reversal during the year of capital gains incentive fees that had been accrued as of December 31, 2010 and (iii) the spreading of our operating expenses over a larger asset base.

Net Realized Gains or Losses

We sold investments and received principal repayments of $476,087 and $382,574, respectively, during the year ended December 31, 2011, from which we realized net gains of $14,920. We also realized a net gain on our TRS of $5,169 during the year ended December 31, 2011. We sold investments and received principal repayments of $122,581 and $117,473, respectively, during the year ended December 31, 2010, from which we realized net gains of $9,081.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain/Loss on Foreign Currency

For the year ended December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(35,987) and the net change in unrealized gain/loss on foreign currency totaled $0. The change in unrealized appreciation (depreciation) on our TRS was $(1,996) during this period. For the year ended December 31, 2010, the net change in unrealized appreciation (depreciation) on investments totaled $9,809 and the net change in unrealized gain/loss on foreign currency totaled $(18). The change in unrealized appreciation (depreciation) on our investments and our TRS during the year ended December 31, 2011 was primarily driven by a general widening of credit spreads during the third quarter of 2011 resulting from, among other things, uncertainty surrounding European sovereign debt. The change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2010 was primarily driven by a general strengthening in the credit markets.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2011, the net increase in net assets resulting from operations was $53,470 ($0.57 per share) compared to a net increase in net assets resulting from operations of $28,264 ($1.21 per share) during the year ended December 31, 2010.

Comparison of the years ended December 31, 2010 and December 31, 2009

Revenues

We generated investment income of $30,670 and $4,420 for the years ended December 31, 2010 and 2009, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt, CLOs and CDOs in our portfolio. Such revenues represent $25,742 and $2,513 of cash income earned as well as $4,928 and $1,907 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2010 and 2009, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due to the growth of our portfolio since commencing operations in 2009. The level of investment income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

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

We recorded interest expense of $3,881 for the year ended December 31, 2010 in connection with our credit facility. Fees incurred with our fund administrator totaled $568 and $326 for the years ended December 31, 2010 and 2009, respectively. We incurred expenses with our stock transfer agent of $890 and $265 for the years ended December 31, 2010 and 2009, respectively.

Our other general and administrative expenses totaled $1,656 and $655 for the years ended December 31, 2010 and 2009, respectively, and consisted of the following:

	Year Ended December 31,
	2010	2009
Expenses associated with our independent audit and related fees	$385	$114
Compensation of our chief financial officer and our chief compliance officer	168	153
Legal fees	316	151
Printing fees	260	42
Directors’ fees	189	81
Other	338	114

Total	$1,656	$655

After the first half of 2009, our other general and administrative expenses increased as initial pricing arrangements that we negotiated with certain vendors, due to our relatively small scale, ceased. In addition, our directors who do not also serve in an executive officer capacity for us or FB Advisor began receiving fees in connection with their service as directors in the second half of 2009. Prior to the third quarter of 2009, such directors had agreed to waive all fees payable in connection with their service as members of our board of directors.

During the years ended December 31, 2010 and 2009, the ratio of our operating expenses to our average net assets was 9.89% and 6.53%, respectively. We generally expect our general and administrative operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The higher ratio of operating expenses to average net assets during the year ended December 31, 2010 compared to the year ended December 31, 2009 can primarily be attributed to (i) a change in our methodology during 2010 for accruing for incentive fees to include unrealized gains in the calculation of our capital gains incentive fee expense, even though no such incentive fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized (see “—Critical Accounting Policies—Capital Gains Incentive Fee”), and (ii) interest expense related to the credit facility between Broad Street and Deutsche Bank which was established during the first quarter of 2010. Without such expenses, our ratio of operating expenses to average net assets would have been approximately 6.20% during the year ended December 31, 2010.

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

Over the next several quarters, we expect our operating expenses related to our ongoing operations to continue to increase because of the anticipated growth in the size of our asset base. However, as discussed above, we expect such expenses to decline as a percentage of our total assets.

Expense Reimbursement

Beginning on February 26, 2009, our affiliate and sponsor, Franklin Square Holdings, agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement was designed to ensure that no portion of our distributions would represent a return of capital for our stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses.

During the year ended December 31, 2010, we received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, reimbursements from Franklin Square Holdings totaled $240. This amount is not subject to repayment by us under the expense reimbursement agreement.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain/Loss on Foreign Currency

For the year ended December 31, 2010, the net change in unrealized appreciation (depreciation) on investments totaled $9,809 and the net change in unrealized gain/loss on foreign currency totaled $18. For the year ended December 31, 2009, the net change in unrealized appreciation (depreciation) on investments totaled $8,275. We did not hold any investment denominated in a foreign currency during the year ended December 31, 2009. The change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2010 was primarily driven by general improvement in the credit markets. The change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2009 was due primarily to general increases in prices for senior secured debt as the loan market partially recovered from its historical lows reached in the fourth quarter of 2008.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2010, the net increase in net assets resulting from operations was $28,264 ($1.21 per share) compared to a net increase in net assets resulting from operations of $11,456 ($2.57 per share) during the year ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2011, we sold 119,516,108 shares of our common stock for gross proceeds of $1,269,375. The gross proceeds received during the year ended December 31, 2011 include reinvested stockholder distributions of $37,241. During the year ended December 31, 2011, we also incurred offering costs of $6,669 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $115,443 for the year ended December 31, 2011. These sales commissions and fees include $22,109 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is one of our affiliates.

During the year ended December 31, 2010, we sold 31,320,067 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $324,420. The gross proceeds received during the year ended December 31, 2010 include reinvested stockholder distributions of $8,252. During the year ended December 31, 2010, we also incurred offering costs of $1,671 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $1,125 of these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $30,252 for the year ended December 31, 2010. These sales commissions and fees include $5,435 retained by FS2.

During the year ended December 31, 2009, we sold 10,105,293 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $93,464. The gross proceeds received during the year ended December 31, 2009 include reinvested stockholder distributions of $490. During the year ended December 31, 2009, we also incurred offering costs of $387 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $8,187 for the year ended December 31, 2009. These sales commissions and fees include $1,295 retained by FS2.

As of March 29, 2012, we have sold 203,765,969 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $2,140,002 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $2,141,002 to date.

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

As of December 31, 2011, we had $210,714 in cash, which we have invested in interest bearing accounts, and $69,684 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2011, we repurchased 458,229 shares at $9.64 per share for aggregate consideration totaling $4,416. During the year ended December 31, 2010, we repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 3, 2012, we repurchased 385,526 shares at $9.59 per share for aggregate consideration totaling $3,695.

Revolving Credit Facility

On March 23, 2012, Broad Street, Deutsche Bank and the other lenders party thereto entered into the March 2012 amendment to the credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010. Deutsche Bank is a lender and serves as administrative agent under the credit facility.

The March 2012 amendment extended the maturity date of the credit facility to March 23, 2013, increased the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduced the interest rate for all borrowings under the credit facility to a rate of LIBOR + 1.50% per annum. In connection with the March 2012 amendment, Broad Street paid Deutsche Bank a setup fee of $950 and has agreed to pay Deutsche Bank an additional $950 upon the termination date of the facility, provided that such termination fee will not be payable if Broad Street refinances the credit facility with Deutsche Bank or enters into an alternate financing arrangement with or through Deutsche Bank.

The credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The credit facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR + 1.50% per annum and will mature and be due and payable on March 23, 2013. Prior to the March 2012 amendment, Tranche A Commitments bore interest at the rate of LIBOR + 2.23% and Tranche C Commitments bore interest at the rate of LIBOR + 1.85% per annum.

Under the credit facility, we have transferred from time to time debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the credit facility are non-recourse to us and our exposure under the credit facility is limited to the value of our investment in Broad Street.

As of December 31, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,554 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of December 31, 2011, $171 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.58% on December 31, 2011. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $9,155 and $3,881 for the years ended December 31, 2011 and 2010, respectively, of which $877 and $506, respectively, related to the amortization of deferred financing costs. We paid $7,930 and $2,492 in interest expense for the years ended December 31, 2011 and 2010, respectively. The average borrowings under the credit facility for the years ended December 31, 2011 and 2010 were $337,898 and $126,595, respectively, with a weighted average interest rate of 2.45% and 2.67%, respectively.

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

Broad Street was in compliance with the terms of the credit facility as of December 31, 2011.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

On March 18, 2011, Arch Street entered into a TRS for senior secured floating rate loans with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS from $200,000 to $300,000, and on February 16, 2012, Arch Street entered into a second amendment to the TRS to increase this amount from $300,000 to $515,000.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $515,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay our debts.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.27% per annum (which rate was one-month LIBOR + 1.25% per annum prior to the increase in the size of the TRS to $515,000). In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($515,000), multiplied by (z) 1.27% per annum. If the TRS had been terminated as of March 20, 2012, Arch Street would have been required to pay an early termination fee of approximately $4,500. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of December 31, 2011, the fair value of the TRS was $(1,996). The fair value of the TRS is reflected as an unrealized loss on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2011, Arch Street had selected 70 underlying loans with a total notional amount of $298,498 and posted $69,684 in cash collateral held by Citibank (of which only $61,460 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

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

JPM Financing

On July 21, 2011, we entered into a conventional debt financing arrangement with JPM, through two wholly-owned subsidiaries, pursuant to which up to $300,000 was made available to us to fund investments in new securities and for other general corporate purposes. On February 15, 2012, we amended the JPM financing arrangement to increase the amount of the debt financing available under the arrangement from $300,000 to $400,000. Pricing under the facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $800,000 may be sold by us from time to time to Locust Street, a special-purpose bankruptcy-remote subsidiary of ours, pursuant to the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of December 31, 2011, we had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to us. We own all of the equity in Locust Street.

Loans purchased by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued by Locust Street from time to time to Race Street, another special-purpose bankruptcy-remote subsidiary of ours, pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase up to $560,000 in aggregate principal amount of such Class A Notes. We own all of the equity in Race Street.

Race Street, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $560,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $400,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at the applicable pricing rate under the JPM Facility, as described below.

If at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines by an amount greater than the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy these margin-posting requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal on the Class A Notes will be due and payable on the stated maturity date of July 15, 2021. Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-advisor to FB Advisor.

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

As of December 31, 2011, Class A Notes in the aggregate principal amount of $300,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $214,286. As of December 31, 2011, the fair value of loans held by Locust Street was $576,830, which included loans purchased by Locust Street with proceeds from the issuance of Class A Notes. On January 17, 2012, an additional Class A Note in the principal amount of $120,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $85,714. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2011, Race Street’s liability under the JPM Facility was $214,286, plus $1,294 of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of December 31, 2011, $380 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.66% as of December 31, 2011. We recorded interest expense of $2,179 for the year ended December 31, 2011, of which $45 related to the amortization of deferred financing costs. We paid $840 in interest expense during the year ended December 31, 2011. The average borrowings under the JPM Facility for the year ended December 31, 2011 were $129,917 with a weighted average interest rate of 3.66%.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Following commencement of our operations, we declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2011, 2010 or 2009 represented a return of capital for tax purposes.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2008, 2009, 2010 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010(2)(3)	0.8728	21,389
2011(4)(5)	0.9098	86,657

(1)	The amounts of the per share distributions for the years ended December 31, 2008, 2009 and 2010 have been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

On January 10, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on January 31, 2012 to stockholders of record on January 13, 2012 and January 30, 2012, respectively. On February 9, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on February 29, 2012 to stockholders of record on February 15, 2012 and February 28, 2012, respectively. On March 13, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which will be paid on March 30, 2012 to stockholders of record on March 15, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	74,663	86%	13,545	63%	1,917	61%
Capital gains proceeds from the sale of assets	11,994	14%	7,844	37%	977	31%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	240	8%

Total	$86,657	100%	$21,389	100%	$3,134	100%

(1)	During the years ended December 31, 2011, 2010 and 2009, 90%, 84% and 57%, respectively, of our gross investment income was attributable to cash interest earned and 10%, 16% and 43%, respectively, was attributable to non-cash accretion of discount and PIK interest.

The aggregate cost of our investments for federal income tax purposes totaled $1,862,279 and $715,695 as of December 31, 2011 and 2010, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $(19,917) and $17,885 as of December 31, 2011 and 2010, respectively.

Our net investment income on a tax basis for the years ended December 31, 2011, 2010 and 2009 was $76,808, $13,545 and $2,157, respectively. As of December 31, 2011, we had $2,145 of undistributed net investment income on a tax basis. We distributed all of our tax-basis net investment income earned as of December 31, 2010 and 2009.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
GAAP-basis net investment income	$71,364	$9,392	$2,151
Deferral and amortization of organizational costs	(43)	(43)	(43)
Tax accretion of discount on investments	4,035	133	49
Reversal of incentive fee accrual on unrealized gains	(4,063)	4,063	—
GAAP realized gains on total return swap	5,169	—	—
Accretion of discount on total return swap	346	—	—

Tax-basis net investment income	$76,808	$13,545	$2,157

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

The following table reflects the stock distributions per share that we have declared on our common stock to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.

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

As of December 31, 2011 and 2010, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2011	2010
Distributable ordinary income	$2,145	$1,290
Incentive fee accrual on unrealized gains	—	(4,063)
Accretion of discount on total return swap	(346)	—
Unamortized organizational costs	(515)	(558)
Unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	(19,917)	17,885

	$(18,633)	$14,554

(1)	As of December 31, 2011 and 2010, the gross unrealized appreciation on our investments was $27,769 and $20,136, respectively. As of December 31, 2011 and 2010, the gross unrealized depreciation on our investments and total return swap and loss on foreign currency was $47,686 and $2,251, respectively.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by FB Advisor’s management team, with such valuation potentially taking into account information received from our sub-adviser or an independent valuation firm, if applicable;

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

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

Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near December 31, 2011, were valued at cost, as our board of directors determined that the cost of each investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized, and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we reversed $4,063 in capital gains incentive fees accrued by us during the year ended December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which only $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. We paid $1,396 of such capital gains incentive fee during the year ended December 31, 2011. During the year ended December 31, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2011 and 2010, we had not incurred any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2011, 2010 and 2009, we incurred $27,791, $7,900 and $829, respectively, in base management fees and $2,625, $924 and $261, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2011, we reversed $4,063 in capital gains incentive fees accrued by us during the year ended December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which only $1,396 was based on realized gains and was payable to FB Advisor under the investment advisory and administrative services agreement. We paid $1,396 of such capital gains incentive fee during the year ended December 31, 2011. During the years ended December 31, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

As of December 31, 2011, $340,000 was outstanding under the credit facility between Broad Street and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 23, 2013. As of December 31, 2011, Race Street had sold $300,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $214,286. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between Broad Street and Deutsche Bank and the JPM Facility between Race Street and JPM at December 31, 2011 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Broad Street(1)	$340,000	$340,000	—	—	—
Borrowings of Race Street(2)	214,286	214,286	—	—	—

(1)	At December 31, 2011, no amounts remained unused under the credit facility.

(2)	At December 31, 2011, $85,714 remained unused under the JPM Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of this guidance, including the gross presentation of the Level 3 roll forward information, did not have a significant impact on our consolidated financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or, collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 8% hurdle, and 20% of net realized capital gains, if applicable. We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. During the years ended December 31, 2011, 2010 and 2009, FB Advisor earned $27,791, $7,900 and $829, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $21,517, $5,039 and $392, respectively, of these fees during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there was $9,572 in management fees payable to FB Advisor.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains. However, under the terms of our investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses incurred in our portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, we accrued a capital gains incentive fee of $5,459 based on the performance of our portfolio, of which only $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. We paid $1,396 of such capital gains incentive fee during the year ended December 31, 2011. During the year ended December 31, 2010, we paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the years ended December 31, 2011, 2010 and 2009, we incurred administrative services expenses of $2,625, $924 and $261, respectively, attributable to FB Advisor. Of these charges, $2,501, $908 and $257, respectively, related to the allocation of costs of administrative personnel for services provided to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $2,781, $710 and $165, respectively, for the services rendered under this arrangement during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there was $154 in administrative services expenses payable to FB Advisor.

Franklin Square Holdings funded offering costs and other expenses in the amount of $1,125, and $404 for the years ended December 31, 2010 and 2009, respectively. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par on our financial statements and the other expenses were charged to expense as incurred. All offering costs for the year ended December 31, 2011 have been funded directly by us. We did not incur any organization costs during the years ended December 31, 2011, 2010 and 2009, respectively.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the years ended December 31, 2011, 2010 and 2009, FS2 retained $22,109, $5,435 and $1,295, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in raising gross proceeds from unrelated outside investors of at least $2,500, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $641, $1,678 and $1,418, respectively, to FB Advisor and its affiliates during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

FB Advisor’s senior management team is comprised of the same personnel as the senior management team of FS Investment Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Energy and Power Fund and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund and FS Investment Corporation II. While none of FB Advisor, FS Investment Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund and/or FS Investment Corporation II rather than to us.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement was designed to ensure that no portion of our distributions would represent a return of capital for our stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses.

Pursuant to the expense reimbursement agreement entered into on March 13, 2012, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment income for tax purposes, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. The expense reimbursement agreement does not apply to any amounts funded by Franklin Square Holdings prior to the date of such agreement.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. If we terminate the investment advisory and administrative services agreement with FB Advisor, we will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the years ended December 31, 2011 and 2010, we received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, the reimbursements from Franklin Square Holdings totaled $240. We do not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Recent Developments

For the period from January 1, 2012 to March 29, 2012, we have sold 42,824,501 shares of our common stock for gross proceeds of $452,743 at an average price per share of $10.57.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2011, 23.5% of our portfolio investments (based on fair value) paid fixed interest rates and the remainder paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed rate investments we hold. Accordingly, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the credit facility which Broad Street maintains with Deutsche Bank, Broad Street borrows at a floating rate based on LIBOR. Under the terms of the TRS between Arch Street and Citibank, Arch Street pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $515,000. Pursuant to the terms of the financing arrangement with JPM, borrowings under the Revolving Credit Agreement, pricing of repurchase transactions under the JPM Facility and interest on the Class A Notes are all subject to a floating rate based on LIBOR. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2011:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 55 basis points	$202,167	$(17,925)	$184,242
Up 100 basis points	204,645	(23,412)	181,233
Up 200 basis points	219,503	(28,899)	190,604
Up 300 basis points	235,655	(34,387)	201,268

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2011, 2010 and 2009, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FS Investment Corporation, including the consolidated schedules of investments as of December 31, 2011 and 2010, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 30, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Philadelphia, Pennsylvania

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of FS Investment Corporation (the “Company”) as of December 31, 2011 and 2010, including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011 and 2010 by correspondence with the custodians, or by other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

As explained in Note 7, the consolidated financial statements include investments valued at approximately $1,844,358,000 (123.1% of net assets) and approximately $733,580,000 (188.4% of net assets) as of December 31, 2011 and 2010, respectively, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2012 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Philadelphia, Pennsylvania

March 30, 2012

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Investments, at fair value (amortized cost—$1,862,279 and $715,514, respectively)	$1,844,358	$733,580
Cash	210,714	38,790
Due from counterparty	69,684	—
Receivable for investments sold and repaid	1,404	5,162
Interest receivable	16,535	3,632
Deferred financing costs	551	835
Receivable due on total return swap(1)	548	—
Prepaid expenses and other assets	431	6

Total assets	$2,144,225	$782,005

Liabilities
Unrealized loss on total return swap(1)	$1,996	$—
Payable for investments purchased	64,367	81,800
Credit facility payable	340,000	297,201
Repurchase agreement payable(2)	214,286	—
Stockholder distributions payable	10,543	2,556
Management fees payable	9,572	3,298
Capital gains incentive fee payable(3)	—	5,459
Administrative services expense payable	154	310
Reimbursements payable	—	641
Interest payable	2,525	883
Other accrued expenses and liabilities	1,890	625

Total liabilities	645,333	392,773

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 160,390,540 and 41,332,661 shares issued and outstanding, respectively(4)	160	41
Capital in excess of par value	1,517,365	374,637
Accumulated undistributed net realized gains on investments	—	1,290
Accumulated undistributed (distributions in excess of) net investment income(5)	1,284	(4,802)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	(19,917)	18,066

Total stockholders’ equity	1,498,892	389,232

Total liabilities and stockholders’ equity	$2,144,225	$782,005

Net asset value per common share at year end	$9.35	$9.42

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 12 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The outstanding shares and net asset value per common share for the year ended December 31, 2010 reflect these stock distributions on a retroactive basis.

(5)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Investment Income
Interest income	$115,484	$30,670	$4,420

Operating expenses
Management fees	27,791	7,900	829
Capitals gains incentive fees(1)	(4,063)	5,459	173
Administrative services expenses	2,625	924	261
Stock transfer agent fees	2,028	890	265
Accounting and administrative fees	878	568	326
Interest expense	11,334	3,881	—
Other general and administrative expenses	3,527	1,656	655

Total operating expenses	44,120	21,278	2,509
Less: Expense reimbursement from sponsor(2)	—	—	(240)

Net operating expenses	44,120	21,278	2,269

Net investment income	71,364	9,392	2,151

Realized and unrealized gain/loss
Net realized gain on investments	14,920	9,081	1,030
Net realized gain on total return swap(3)	5,169	—	—
Net change in unrealized appreciation (depreciation) on investments	(35,987)	9,809	8,275
Net change in unrealized appreciation (depreciation) on total return swap(3)	(1,996)	—	—
Net change in unrealized gain/loss on foreign currency	—	(18)	—

Total net realized and unrealized gain/loss on investments	(17,894)	18,872	9,305

Net increase in net assets resulting from operations	$53,470	$28,264	$11,456

Per share information—basic and diluted
Net increase in net assets resulting from operations	$0.57	$1.21	$2.57

Weighted average shares outstanding(4)	93,372,289	23,283,593	4,465,071

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 4 for a discussion of expense reimbursements received by the Company from its sponsor.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	As discussed in Note 5, between March 31, 2009 and January 31, 2010, the Company issued eight stock distributions. The weighted average shares used in the per share computation of the net increase in net assets resulting from operations for the years ended December 31, 2010 and 2009 reflect these stock distributions on a retroactive basis.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operations
Net investment income	$71,364	$9,392	$2,151
Net realized gain on investments and total return swap(1)	20,089	9,081	1,030
Net change in unrealized appreciation (depreciation) on investments	(35,987)	9,809	8,275
Net change in unrealized appreciation (depreciation) on total return swap(1)	(1,996)	—	—
Net change in unrealized gain/loss on foreign currency	—	(18)	—

Net increase in net assets resulting from operations	53,470	28,264	11,456

Stockholder distributions(2)
Distributions from net investment income	(74,663)	(13,545)	(2,157)
Distributions from net realized gain on investments	(11,994)	(7,844)	(977)

Net decrease in net assets resulting from stockholder distributions	(86,657)	(21,389)	(3,134)

Capital share transactions
Issuance of common stock	1,116,691	285,916	84,787
Reinvestment of stockholder distributions	37,241	8,252	490
Repurchases of common stock	(4,416)	(2,143)	—
Offering costs	(6,669)	(1,671)	(387)
Reimbursement of investment adviser(3)	—	(2,319)	(1,418)
Capital contributions of investment adviser	—	1,125	404

Net increase in net assets resulting from capital share transactions	1,142,847	289,160	83,876

Total increase in net assets	1,109,660	296,035	92,198
Net assets at beginning of year	389,232	93,197	999

Net assets at end of year	$1,498,892	$389,232	$93,197

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the source of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2011	2010	2009
Cash flows from operating activities
Net increase in net assets resulting from operations	$53,470	$28,264	$11,456
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,978,499)	(849,242)	(106,098)
Paid-in-kind interest	(1,330)	(103)	(133)
Proceeds from sales and repayments of investments	858,661	240,054	16,717
Net change in unrealized (appreciation) depreciation on investments	35,987	(9,809)	(8,275)
Net change in unrealized (appreciation) depreciation on total return swap(1)	1,996	—	—
Net change in unrealized (gain) loss on foreign currency	—	18	—
Net realized (gain) loss on investments	(14,920)	(9,081)	(1,030)
Accretion of discount	(10,677)	(4,825)	(1,774)
Amortization of deferred financing costs	922	506	—
(Increase) decrease in due from counterparty	(69,684)	—	—
(Increase) decrease in receivable for investments sold and repaid	3,758	(5,147)	(15)
(Increase) decrease in interest receivable	(12,903)	(3,230)	(402)
(Increase) decrease in receivable due on total return swap(1)	(548)	—	—
(Increase) decrease in prepaid expenses and other assets	(425)	4	(24)
Increase (decrease) in payable for investments purchased	(17,433)	66,434	15,366
Increase (decrease) in management fees payable	6,274	2,861	437
Increase (decrease) in capital gains incentive fee payable	(5,459)	5,286	173
Increase (decrease) in administrative services expenses payable	(156)	214	96
Increase (decrease) in interest payable	1,642	883	—
Increase (decrease) in other accrued expenses and liabilities	1,265	442	183

Net cash used in operating activities	(1,148,059)	(536,471)	(73,323)

Cash flows from financing activities
Issuance of common stock	1,116,691	285,916	84,787
Reinvestment of stockholder distributions	37,241	8,252	490
Repurchases of common stock	(4,416)	(2,143)	—
Offering costs	(6,669)	(1,671)	(387)
Payments to investment adviser for offering and organization costs(2)	(641)	(1,678)	(1,418)
Capital contributions of investment adviser	—	1,125	404
Stockholder distributions	(78,670)	(19,449)	(2,518)
Borrowings under credit facility(3)	42,799	297,201	—
Borrowings under repurchase agreement(4)	214,286	—	—
Deferred financing costs paid	(638)	(1,327)	—

Net cash provided by financing activities	1,319,983	566,226	81,358

Total increase in cash	171,924	29,755	8,035
Cash at beginning of year	38,790	9,035	1,000

Cash at end of year	$210,714	$38,790	$9,035

Non-cash financing activities
Payable to investment adviser for offering and organization costs(2)	$—	$641	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(3)	During the year ended December 31, 2011, the Company paid $7,930 in interest expense on the credit facility.

(4)	See Note 12 for a discussion of the Company’s repurchase transaction. During the year ended December 31, 2011, the Company paid $840 in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—68.3%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15(e)	Healthcare	$5,446	$5,236	$5,406
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(e)(g)	Industrials	55,000	53,902	53,900
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Discretionary	5,000	4,953	4,961
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Consumer Staples	4,875	4,797	4,870
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15(e)(f)(g)	Telecommunication Services	5,077	5,000	5,093
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	5,860	5,795	5,831
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(e)	Consumer Discretionary	40,000	39,005	39,000
American Racing & Entertainment, LLC, 7.8%, 6/30/14(e)	Consumer Discretionary	25,800	25,800	25,491
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,834	8,822	8,803
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	941	847	917
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	10,364	10,264	10,293
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,965	1,951	1,964
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	9,875	9,789	9,689
Avaya Inc., L+275, 10/24/14(d)	Information Technology	2,608	2,498	2,500
Avaya Inc., L+450, 10/26/17(d)	Information Technology	8,224	7,275	7,515
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(g)	Consumer Discretionary	7,222	7,081	7,279
AZ Chem US Inc., L+575, 1.5% LIBOR Floor, 12/22/17(f)	Materials	5,000	4,850	4,992
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17	Consumer Discretionary	3,125	3,032	3,117
BJ’s Wholesale Club, Inc., L+575, 1.3% LIBOR Floor, 9/29/18(d)	Consumer Discretionary	18,000	17,117	18,079
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)	Information Technology	40,385	37,252	38,391
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(g)	Consumer Discretionary	6,218	6,096	6,162
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Industrials	4,963	4,932	4,829
Canwest LP, L+500, 1.3% LIBOR Floor, 7/23/16(d)(g)	Consumer Discretionary	6,182	6,226	6,096
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,924	9,880	8,946
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,562	1,550	1,563
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(g)	Consumer Discretionary	6,249	6,197	6,185
Ceridian Corp., L+300, 11/9/14(d)	Industrials	9,346	8,593	8,449
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)	Industrials	25,634	23,769	24,327
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(e)(g)	Energy	8,840	8,804	9,036
Clear Channel Capital I, LLC, L+365, 1/29/16(f)	Consumer Discretionary	10,000	7,544	7,428
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,291	2,282	2,276
Corel Corp., L+400, 5/2/12(e)(g)	Information Technology	1,234	1,204	1,203
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,318	2,303	2,275
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)	Industrials	12,293	12,062	11,955
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18(d)(f)	Information Technology	14,400	14,184	14,423
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)	Healthcare	1,985	1,992	1,906
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	898	830	855
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17(f)	Consumer Discretionary	15,000	14,400	14,447
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,462	6,838	6,544
Dynegy Power, LLC, L+775, 1.5% LIBOR Floor, 8/5/16(f)(g)	Energy	2,993	3,060	3,040
East Cameron Partners, LP, 18.0%, 10/11/12	Energy	249	249	254
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18	Consumer Discretionary	2,410	2,362	2,410
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,572	1,558	1,493
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	21,592	21,537	20,985
First Data Corp., L+275, 9/24/14(d)	Information Technology	3,442	3,111	3,143
First Data Corp., L+400, 3/24/18(d)	Information Technology	9,465	8,117	7,953
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	6,052	6,043	6,158
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Discretionary	13,000	12,773	12,480
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	4,838	4,719	4,781

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Industrials	$1,896	$1,785	$1,819
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,692	1,679	1,696
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	7,997	7,098	7,140
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,778	9,694	9,750
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)(g)	Industrials	6,824	5,876	5,795
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,148	3,112	2,895
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/19/19(d)(f)	Industrials	9,649	9,456	9,625
Immucor, Inc. , L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,824	7,525	7,886
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,970	11,629	11,731
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,750	4,709	4,726
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Information Technology	1,045	894	1,013
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18(d)	Healthcare	5,073	5,025	4,870
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,642	14,306	14,312
J.Crew Group, Inc., L+350, 1.3% LIBOR Floor, 3/7/18	Consumer Discretionary	3,990	3,499	3,758
KIK Custom Products Inc., L+225, 5/31/14(d)(g)	Consumer Staples	10,382	9,446	8,898
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(d)	Healthcare	14,388	13,750	14,538
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Industrials	71,858	70,492	72,426
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Energy	5,785	5,511	5,657
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Information Technology	10,707	10,682	9,369
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	7,359	7,265	7,327
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,950	4,888	4,216
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(d)(g)	Consumer Discretionary	3,658	3,625	3,405
Mosaic US Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	873	744	829
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,480	7,454	7,420
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Industrials	3,069	3,027	3,100
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Discretionary	4,304	4,218	4,320
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	15,401	15,298	14,978
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Information Technology	7,317	7,173	7,345
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	3,504	3,498	3,097
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Healthcare	12,681	12,492	12,623
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	5,557	5,567	5,334
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)(f)	Industrials	13,250	13,046	13,124
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,239	2,214	2,228
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(g)	Consumer Discretionary	4,052	3,959	4,005
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Consumer Discretionary	4,950	4,867	4,727
Reynolds Group Holdings, Inc., L+325, 1.0% LIBOR Floor, 2/9/18(d)(g)	Consumer Discretionary	1,969	1,905	1,961
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 7/31/18(d)(g)	Consumer Discretionary	9,746	9,654	9,707
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,592	2,571	2,576
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(d)(g)	Industrials	6,425	6,301	6,498
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,262	10,362
Shield Finance Co. Sarl, L+563, 2.0% LIBOR Floor, 6/15/16(e)(g)	Information Technology	4,664	4,642	4,664
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,705	5,691
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,906	5,830	5,896
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	14,289	13,889	13,832
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Information Technology	10,818	10,705	10,696
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,910	9,668	9,588
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	5,250	5,250	4,804
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	17,522	16,694	16,588
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	4,231	4,211	4,167

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	$4,089	$4,089	$3,553
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	13,523	13,359	13,388
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,960	3,891	3,935
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17(d)	Healthcare	993	1,005	926
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	537	512	536
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,766	8,748
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,000	3,069	2,804
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Utilities	12,867	10,540	8,180
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(g)	Telecommunication Services	1,247	1,247	1,243
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,666	6,635	6,593
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Industrials	14,100	13,819	14,171
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,575	6,575	6,357
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	10,000	8,661	8,932
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/5/16(e)	Materials	57,068	55,971	56,213
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Industrials	7,000	6,725	6,755
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)	Information Technology	35,000	30,867	32,244
Yell Group Plc, L+300, 7/31/14(g)	Consumer Discretionary	785	695	221
Zayo Group LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	6,000	5,822	5,981

Total Senior Secured Loans—First Lien			1,043,519	1,043,485
Unfunded Loan Commitments			(20,302)	(20,302)

Net Senior Secured Loans—First Lien			1,023,217	1,023,183

Senior Secured Loans—Second Lien—25.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Consumer Staples	17,000	17,040	16,958
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,244	19,301	18,931
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Healthcare	10,000	9,811	9,900
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,136	13,356
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Healthcare	10,000	9,764	9,500
AmWINS Group, Inc., L+550, 6/8/14(e)	Financials	1,992	1,755	1,891
Aquilex Holdings LLC, L+950, 1.5% LIBOR Floor, 2/3/12	Energy	1,048	1,020	1,284
Asurion Corp., L+750, 1.5% LIBOR Floor, 5/24/19(d)	Financials	27,429	27,301	27,096
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	17,000	16,726	16,235
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19	Information Technology	15,000	13,518	13,500
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,025	8,640
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Industrials	6,923	6,800	6,387
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)(f)	Information Technology	20,783	20,782	20,809
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Healthcare	3,333	3,303	3,283
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 7/11/17(e)	Consumer Discretionary	46,800	45,924	46,331
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13(e)	Consumer Discretionary	12,500	12,099	12,406
FR Brand Acquisition Corp., L+600, 2/7/15(d)	Industrials	10,000	9,132	7,206
FR Brand Acquisition Corp., L+700, 2/7/15(d)	Industrials	3,000	2,845	2,153
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,967	6,772
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	4,455	4,380	4,484
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/29/18(d)	Telecommunication Services	1,429	1,416	1,421
JHCI Holdings, Inc., L+550, 12/19/14(d)	Industrials	6,000	5,580	5,003
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	14,984	14,500
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,936	2,888
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)(g)	Consumer Discretionary	15,000	14,943	13,894

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(g)	Consumer Discretionary	€20,000	$23,353	$23,089
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	$15,000	15,079	15,047
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	495
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	8,571	8,579	8,443
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 12/22/15(d)(e)(g)	Energy	13,833	13,674	13,915
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,954	5,050
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,592	7,721
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	12,000	11,913	11,715
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/27/18	Information Technology	4,700	4,021	4,207
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,028	14,113	13,998

Total Senior Secured Loans—Second Lien			397,266	388,508

Senior Secured Bonds—8.2%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	8,722	8,801	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,167
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,444
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	4,759
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(e)(g)	Energy	5,600	5,600	5,085
Eastman Kodak Co., 10.6%, 3/15/19(e)(g)	Information Technology	7,500	7,408	5,788
First Data Corp., 8.9%, 8/15/20(d)(e)	Information Technology	6,300	6,346	6,395
Grifols, SA, 8.3%, 2/1/18(d)(g)	Healthcare	2,500	2,500	2,639
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,132	12,942
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(g)	Telecommunication Services	2,000	2,000	2,085
Kabel BW, 7.5%, 3/15/19(d)(g)	Telecommunication Services	665	665	709
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Telecommunication Services	5,000	4,973	5,163
Paetec Holdings Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,798	5,104
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,368
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	720	720	737
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,193	16,259
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,255	14,436
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,910	8,369
Titlemax, Inc., 13.3%, 7/15/15(e)	Industrials	14,500	15,401	15,735
United Refining, Co., 10.5%, 2/28/18(e)	Energy	1,185	1,146	1,116

Total Senior Secured Bonds			128,748	122,758

Subordinated Debt—15.1%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(f)	Industrials	10,000	9,800	9,800
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Materials	4,000	4,000	3,892
AMC Networks Inc., 7.8%, 7/15/21(g)	Consumer Discretionary	2,900	2,900	3,169
Aquilex Corp., 11.1%, 12/15/16(e)	Energy	10,000	9,738	4,105
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,004
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,247
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	4,334	3,994	4,255
Calumet Lubricants Co., LP, 9.4%, 5/1/19(g)	Energy	5,800	5,800	5,663
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,843	11,052
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,010
Cumulus Media Inc., 7.8%, 5/1/19(g)	Consumer Discretionary	5,000	4,394	4,466
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	4,500	4,235	4,336
Entercom Radio, LLC, 10.5%, 12/1/19(d)(g)	Consumer Discretionary	13,500	13,347	13,542

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Gymboree Corp., 9.1%, 12/1/18	Consumer Discretionary	$2,000	$1,533	$1,775
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Industrials	2,689	2,347	1,954
Hughes Satellite Systems Corp., 7.6%, 6/15/21(d)(g)	Telecommunication Services	1,310	1,310	1,376
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	47,000	46,089	47,000
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,929	14,850
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,153
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Healthcare	14,660	13,798	14,468
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	9,200	8,834	8,004
NCO Group Inc., L+488, 11/15/13(e)	Information Technology	7,000	6,485	6,805
Pharmaceutical Product Development Inc., 9.5%, 12/1/19	Healthcare	2,900	2,900	3,038
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(g)	Energy	1,000	865	1,000
Sealed Air Corp., 8.4%, 9/15/21(d)(g)	Industrials	2,667	2,667	2,949
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Information Technology	2,000	2,000	2,009
Symmetry Medical Inc., 14.3%, 12/29/17(g)	Healthcare	32,500	31,526	31,525
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,964	3,045
WCA Waste Corp., 7.5%, 6/15/19	Industrials	3,930	3,930	3,987

Total Subordinated Debt			229,428	226,479

Collateralized Securities—4.6%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Financials	2,000	1,123	1,240
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Financials	4,775	3,109	3,206
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Financials	2,252	1,750	1,563
Base CLO I Class E, EURIBOR+500, 10/17/18(g)	Financials	€1,500	1,002	1,221
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Financials	$2,000	921	1,162
Carlyle Azure CLO Class Income, 21.3%, 5/27/20(g)	Financials	28,000	16,645	15,360
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Financials	1,919	1,188	1,195
Galaxy VII CLO Class Subord., 20.2%, 10/13/18(g)	Financials	2,000	1,341	1,518
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Financials	6,500	3,226	3,870
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Financials	4,000	2,277	2,366
Mountain View CLO II Class Pref., 25.9%, 1/12/21(g)	Financials	9,225	6,082	6,574
Octagon CDO 2007 1A Class Income, 43.9%, 8/25/21(g)	Financials	4,000	2,440	3,889
Octagon CLO 2006 10A Class Income, 35.3%, 10/18/20(g)	Financials	4,375	3,112	4,183
Rampart CLO 2007 1A Class Subord., 21.9%, 10/25/21(g)	Financials	10,000	7,146	8,233
Stone Tower CLO VI Class Subord., 22.4%, 4/17/21(g)	Financials	5,000	3,793	4,801
Trimaran CLO IV Ltd. Class Pref., 16.6%, 12/1/17(g)	Financials	12,500	8,309	7,985

Total Collateralized Securities			63,464	68,366

		Number of Shares	Cost	Fair Value
Equity/Other—1.0%
East Cameron Partners, LP, Common Equity	Energy	14,757	600	—
East Cameron Partners, LP, Preferred Equity	Energy	887	100	24
Florida Gaming Centers, Inc., Strike: $0.01,Warrants	Consumer Discretionary	71	—	798
Florida Gaming Corp., Strike: $25.00,Warrants	Consumer Discretionary	226,635	—	1
Ipreo Holdings LLC, Common Equity	Information Technology	1,000,000	1,000	950
JW Aluminum Co., Common Equity	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity	Industrials	52,101	1,500	1,563
Milagro Holdings, LLC, Common Equity	Energy	12,057	50	—

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Cost	Fair Value
Milagro Holdings, LLC, Preferred Equity	Energy	283,947	$11,181	$9,228
VPG Group Holdings LLC, Class A-2 Units	Materials	2,500,000	2,500	2,500

Total Equity/Other			20,156	15,064

TOTAL INVESTMENTS—123.1%			$1,862,279	1,844,358

LIABILITIES IN EXCESS OF OTHER ASSETS—(23.1%)				(345,466)

NET ASSETS—100%				$1,498,892

Total Return Swap		Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)(g)		$298,498		$(1,996)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(f)	Position or portion thereof unsettled as of December 31, 2011.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualfying assets represent at least 70% of the company’s total assets.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—124.4%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15	Healthcare	$5,508	$5,233	$5,494
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Consumer Staples	4,924	4,829	4,934
Airvana Network Solutions Inc., L+900, 2.0% LIBOR Floor, 8/27/14	Telecommunication Services	2,367	2,356	2,378
Alaska Communications Systems Holdings, Inc., L+400, 1.5% LIBOR Floor, 10/21/16(f)	Telecommunication Services	3,683	3,647	3,701
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14(d)(e)	Financials	2,000	2,020	2,015
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	7,363	7,260	7,455
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	6,923	6,869	6,942
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	949	797	902
Anchor Glass Container Corp., L+400, 2.0% LIBOR Floor, 3/1/16(d)	Industrials	3,416	3,386	3,430
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	7,302	7,229	7,321
Armstrong World Industries, Inc., L+350, 1.5% LIBOR Floor, 5/23/17(d)(f)	Industrials	1,687	1,678	1,702
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,985	1,967	2,000
Atlantic Broadband Finance, LLC, L+350, 1.5% LIBOR Floor, 11/29/15(d)	Telecommunication Services	1,338	1,331	1,350
Avaya Inc., L+350, 0.8% LIBOR Floor, 10/24/14(d)	Information Technology	9,925	9,170	9,598
BBHI Acquisition LLC, L+300, 1.5% LIBOR Floor, 12/14/17(d)	Telecommunication Services	2,064	2,043	2,078
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16(e)	Information Technology	1,789	1,771	1,804
Burger King Corp., L+450, 1.8% LIBOR Floor, 10/19/16(d)	Consumer Staples	6,529	6,547	6,638
Calumet Lubricants Co., LP, L+400, 1/3/15(d)(f)	Energy	2,819	2,630	2,727
Canwest LP, L+700, 2.0% LIBOR Floor, 7/23/16(d)(e)(f)	Consumer Discretionary	7,828	7,754	7,960
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,578	1,562	1,593
CDW Corp., L+500, 7/10/17(d)	Information Technology	5,584	4,978	5,551
Cedar Fair, LP, L+400, 1.5% LIBOR Floor, 12/15/16(d)(f)	Consumer Discretionary	2,954	2,927	2,989
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(f)	Consumer Discretionary	6,667	6,600	6,728
Ceridian Corp., L+300, 11/9/14(d)	Industrials	7,456	6,780	7,115
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(f)	Energy	6,965	6,878	7,289
Clopay Ames True Temper Holding Corp., L+600, 1.8% LIBOR Floor, 9/30/16(d)(e)(f)	Consumer Discretionary	7,941	7,903	8,021
CMP Susquehanna Corp., L+200, 5/5/13(d)(e)	Telecommunication Services	6,980	6,267	6,319
Contec LLC, L+475, 3.0% LIBOR Floor, 7/28/14(d)	Telecommunication Services	1,942	1,656	1,767
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,314	2,303	2,342
Corel Corp., L+400, 5/2/12(f)	Information Technology	1,434	1,313	1,369
Cumulus Media Inc., L+375, 6/11/14(d)	Telecommunication Services	4,060	3,748	3,787
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,830	2,806	2,851
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16	Industrials	9,231	9,092	9,144
DEI Sales, Inc., L+550, 2.0% LIBOR Floor, 9/22/13	Consumer Discretionary	2,348	2,201	2,160
DineEquity, Inc., L+450, 1.5% LIBOR Floor, 10/7/17(d)(f)	Consumer Staples	2,436	2,412	2,476
Dunkin’ Brands, Inc., L+425, 1.5% LIBOR Floor, 11/23/17(d)	Consumer Staples	2,500	2,488	2,534
Fairmount Minerals, Ltd., L+450, 1.8% LIBOR Floor, 8/5/16(d)	Materials	6,759	6,701	6,885
Fifth Third Processing Solutions LLC, L+400, 1.5% LIBOR Floor, 11/3/16(d)	Financials	3,731	3,695	3,769
First Data Corp., L+275, 9/24/14(d)	Information Technology	7,621	6,622	7,063
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Energy	4,500	4,413	4,596
Freescale Semiconductor, Inc., L+425, 12/1/16(d)	Industrials	7,437	7,076	7,224
General Chemical Corp., L+500, 1.8% LIBOR Floor, 10/6/15(d)(e)	Materials	7,527	7,557	7,637
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16(d)	Consumer Discretionary	2,441	2,418	2,466
Global Tel Link Corp., L+550, 1.8% LIBOR Floor, 11/10/16(d)	Telecommunication Services	8,304	8,151	8,206
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,814	1,796	1,826
Green Mountain Coffee Roasters, Inc., L+400, 1.5% LIBOR Floor, 12/16/16(d)(f)	Consumer Staples	1,754	1,737	1,757
Green Tree Credit Solutions LLC, L+575, 2.3% LIBOR Floor, 12/18/15(d)	Financials	4,466	4,303	4,459
Grifols, SA , L+425, 1.8% LIBOR Floor, 6/4/16(d)(e)(f)	Healthcare	4,336	4,295	4,392
Hanger Orthopedic Group, Inc., L+375, 1.5% LIBOR Floor, 12/1/16(d)(f)	Healthcare	1,944	1,935	1,962

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

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	$6,733	$6,696	$6,806
Trident Exploration Corp., L+950, 3.0% LIBOR Floor, 6/10/14(d)(f)	Energy	8,960	8,904	9,464
Univar Inc., L+450, 1.8% LIBOR Floor, 6/30/17(d)	Materials	6,642	6,589	6,640
Universal Health Services, Inc., L+400, 1.5% LIBOR Floor, 11/15/16(f)	Healthcare	5,000	4,930	5,079
Vertafore, Inc., L+500, 1.8% LIBOR Floor, 7/29/16(d)	Information Technology	6,910	6,827	6,969
WCP Exposition Services Operating Co. LLC, L+600, 3.0% LIBOR Floor, 8/29/11	Consumer Discretionary	539	244	436
Yell Group Plc, L+300, 7/31/14(f)	Consumer Discretionary	804	675	379

Total Senior Secured Loans—First Lien			473,881	484,105

Senior Secured Loans—Second Lien—34.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17	Consumer Staples	5,000	4,864	5,072
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	10,000	9,850	10,083
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16	Healthcare	10,000	9,716	9,750
AmWINS Group, Inc., L+550, 6/8/14	Financials	1,992	1,672	1,712
Attachmate Corp., L+675, 10/13/13(d)	Information Technology	5,000	4,358	4,951
Awesome Acquisition Co., L+500, 6/4/14	Consumer Discretionary	2,940	2,343	2,616
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)(e)	Information Technology	6,000	5,925	6,158
Carestream Health, Inc., L+525, 10/30/13(d)	Healthcare	8,000	7,723	7,892
Central Parking Systems, Inc., L+450, 11/22/14	Industrials	250	199	180
Datatel, Inc., L+825, 2.0% LIBOR Floor, 12/10/16	Information Technology	5,000	4,915	5,070
Dresser, Inc., L+575, 5/4/15(d)	Energy	7,405	6,980	7,411
Edwards Ltd., L+575, 11/30/14(d)(f)	Industrials	2,305	2,062	2,201
FR Brand Acquisition Corp., L+625, 2/7/15(d)	Industrials	8,000	6,948	7,256
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	7,000	6,863	7,230
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,919	2,941
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	10,000	10,106	10,169
Sedgwick CMS Holdings, L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	500
Southern Pacific Resource Co., L+850, 2.0% LIBOR Floor, 12/22/15(e)(f)	Energy	10,000	9,700	9,850
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	9,170	8,329	8,442
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	10,000	9,902	10,131
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	8,384	8,385	8,497
Xerium Technologies, Inc., L+625, 2.0% LIBOR Floor, 5/25/15(d)(e)	Materials	7,960	7,701	7,850

Total Senior Secured Loans—Second Lien			131,960	135,962

Senior Secured Bonds—9.2%
Allen Systems Group, Inc., 10.5%, 11/15/16	Information Technology	7,348	7,383	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,137
First Data Corp., 8.9%, 8/15/20(d)	Information Technology	4,300	4,232	4,517
Logan’s Roadhouse, Inc., 10.8%, 10/15/17	Consumer Discretionary	4,000	4,000	4,322
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)	Telecommunication Services	5,000	4,971	5,318
Paetec Holding Corp., 8.9%, 6/30/17(d)	Telecommunication Services	4,680	4,809	5,008
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	800	800	817
Stallion Oilfield Services Ltd., 10.5%, 2/15/15	Energy	4,000	4,070	4,219

Total Senior Secured Bonds			34,265	35,796

Subordinated Debt—13.1%
ATI Enterprises Inc., L+1100, 2.3% LIBOR Floor, 12/30/16	Consumer Discretionary	8,000	7,908	7,253
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,001
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(f)	Telecommunication Services	5,000	5,000	5,175

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2010

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(f)	Telecommunication Services	$8,000	$8,000	$7,682
Hughes Network Systems, LLC, 9.5%, 4/15/14(f)	Telecommunication Services	2,000	2,072	2,070
Mediacom Broadband LLC, 8.5%, 10/15/15(f)	Consumer Discretionary	2,000	2,029	2,011
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	7,000	6,867	6,980
NBTY, Inc., 9.0%, 10/1/18	Consumer Staples	4,700	4,700	5,036
Paetec Holding Corp., 9.9%, 12/1/18(f)	Telecommunication Services	4,000	3,868	4,030
Univar Inc., 12.0%, 6/30/18	Materials	3,000	2,940	2,940

Total Subordinated Debt			51,384	51,178

Collateralized Securities—6.8%
Apidos CDO IV Class E, L+360, 10/27/18(f)	Financials	2,000	1,051	1,375
Ares 2007 CLO 11A Class E, L+600, 10/11/21(f)	Financials	4,775	3,028	3,565
Ares 2007 CLO 12X Class E, L+575, 11/25/20(f)	Financials	2,252	1,743	1,633
Base CLO I Class E, EURIBOR+500, 10/17/18(f)	Financials	€1,500	960	1,207
Blue Mountain CLO III Class E, L+355, 3/17/21(f)	Financials	$2,000	869	1,195
Franklin CLO 6A Class E, L+425, 8/9/19(f)	Financials	1,919	1,133	1,219
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(f)	Financials	6,500	3,012	3,920
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(f)	Financials	4,000	2,182	2,390
Mountain View CLO II Class Pref, 17.4%, 1/12/21(e)(f)	Financials	8,975	7,272	7,135
Octagon CDO 2007 1A Class Income, 38.1%, 8/25/21(f)	Financials	4,000	2,774	2,900

Total Collateralized Securities			24,024	26,539

TOTAL INVESTMENTS—188.4%			$715,514	733,580

LIABILITIES IN EXCESS OF OTHER ASSETS—(88.4%)				(344,348)

NET ASSETS—100.0%				$389,232

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. Dollars unless otherwise noted.

(c)	Fair value determined by the Company’s Board of Directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Position or portion thereof unsettled as of December 31, 2010.

(f)	The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

See notes to consolidated financial statements.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2011, the Company had four wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010, Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011, Locust Street Funding LLC, or Locust Street, which was established on July 5, 2011, and Race Street Funding LLC, or Race Street, which was established on July 5, 2011. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its initial public offering and through March 29, 2012, the Company has sold 203,765,969 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,140,002. As of March 29, 2012, the Company had raised total gross proceeds of $2,141,002, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the years ended December 31, 2011, 2010 and 2009, the Company sold 119,516,108, 31,320,067 and 10,105,293 shares for gross proceeds of $1,269,375, $324,420 and $93,464 at an average price per share of $10.62, $10.36 and $9.25, respectively. The gross proceeds received during the years ended December 31, 2011, 2010 and 2009 include reinvested stockholder distributions of $37,241, $8,252 and $490, respectively. During the period from January 1, 2012 to March 29, 2012, the Company sold 42,824,501 shares of common stock for gross proceeds of $452,743 at an average price per share of $10.57.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $115,443, $30,252 and $8,187 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company’s investment adviser, FB Income Advisor, LLC, or FB Advisor, prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

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

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the Company’s consolidated financial statements. Below is a description of factors that the board of directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

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

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each investment was the best indication of its fair value. The Company valued its total return swap, or TRS, for a portfolio of senior secured floating rate loans in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The Company’s investments as of December 31, 2010 consisted primarily of debt securities that traded on a private over-the-counter market for institutional investors. The Company valued its collateralized loan obligations, or CLOs, collateralized debt obligations, or CDOs, and its subordinated debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company reversed $4,063 in capital gains incentive fees accrued by the Company as of December 31, 2010 as a result of the unrealized losses incurred in the Company’s portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of its portfolio, of which only $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. The Company paid $1,396 of such capital gains incentive fee during the year ended December 31, 2011. During the year ended December 31, 2010, the Company paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

Organization Costs: Organization costs include, among other things, the cost of incorporation, including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred and are included in other general and administrative expenses. There were no organization costs for the years ended December 31, 2011, 2010 and 2009.

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par on the consolidated balance sheets. During the years ended December 31, 2011, 2010 and 2009, the Company incurred offering costs of $6,669, $1,671 and $387, respectively, of which $0, $1,125 and $387, respectively, were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, and have been recorded as a contribution to capital.

Income Taxes: The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make sufficient distributions to its stockholders to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the years ended December 31, 2011, 2010 and 2009, the Company did not incur any interest or penalties.

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

Distributions: Distributions to stockholders are recorded as of the record date. The amount of distributions is determined by the Company’s board of directors on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2010 and 2009 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2011. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of this guidance, including the gross presentation of the Level 3 roll forward information, did not have a significant impact on the Company’s consolidated financial statements or disclosures. See “Note 7. Fair Value of Financial Instruments” for a discussion of the three-level fair value hierarchy employed by the Company under existing accounting guidance.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Recently Issued Accounting Standards (continued)

and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. During the years ended December 31, 2011, 2010 and 2009, FB Advisor earned $27,791, $7,900 and $829, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $21,517, $5,039 and $392, respectively, of these fees during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there was $9,572 in management fees payable to FB Advisor.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company reversed $4,063 in capital gains incentive fees accrued by the

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company as of December 31, 2010 as a result of the unrealized losses incurred in the Company’s portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, the Company accrued a capital gains incentive fee of $5,459 based on the performance of the Company’s portfolio, of which only $1,396 was based on realized gains and was payable to FB Advisor as of December 31, 2010. The Company paid $1,396 of such capital gains incentive fee during the year ended December 31, 2011. During the year ended December 31, 2010, the Company paid FB Advisor $173 in capital gains incentive fees earned during the year ended December 31, 2009.

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the years ended December 31, 2011, 2010 and 2009, the Company incurred administrative services expenses of $2,625, $924 and $261, respectively, attributable to FB Advisor. Of these charges, $2,501, $908 and $257, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $2,781, $710 and $165, respectively, for the services rendered under this arrangement during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there was $154 in administrative services expenses payable to FB Advisor.

Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, funded offering costs and other expenses in the amount of $1,125 and $404 for the years ended December 31, 2010 and 2009, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the other expenses were charged to expense as incurred by the Company. All offering costs for the year ended December 31, 2011 have been funded directly by the Company. The Company did not incur any organization costs during the years ended December 31, 2011, 2010 and 2009.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the years ended December 31, 2011, 2010 and 2009, FS2 retained $22,109, $5,435 and $1,295, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was declared effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2,500, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $641, $1,678 and $1,418, respectively, to FB Advisor and its affiliates during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

FB Advisor’s senior management team is comprised of the same personnel as the senior management team of FS Investment Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings’

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

other affiliated BDCs, FS Energy and Power Fund and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to each of the Company, FS Energy and Power Fund and FS Investment Corporation II. While none of FB Advisor, FS Investment Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund and/or FS Investment Corporation II rather than to the Company.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains were equal to or greater than the cumulative distributions paid to its stockholders in each quarter. This arrangement was designed to ensure that no portion of the Company’s distributions would represent a return of capital for its stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of the Company’s expenses.

Pursuant to an Expense Support and Conditional Reimbursement Agreement, dated as of March 13, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment income for tax purposes, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders. The expense reimbursement agreement does not apply to any amounts funded by Franklin Square Holdings prior to the date of such agreement.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. If the Company terminates the investment advisory and administrative services agreement with FB Advisor, the Company will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the years ended December 31, 2011 and 2010, the Company received no reimbursements from Franklin Square Holdings. During the year ended December 31, 2009, the reimbursements from Franklin Square Holdings totaled $240. The Company does not expect that conditions will require Franklin Square Holdings to provide reimbursements in the future. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael Forman, and the Company’s vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the years ended December 31, 2008, 2009, 2010 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2008	$0.1835	$25
2009	0.6717	3,134
2010(2)(3)	0.8728	21,389
2011(4)(5)	0.9098	86,657

(1)	The amounts of the per share distributions for the years ended December 31, 2008, 2009 and 2010 have been retroactively adjusted to reflect the stock distributions declared throughout 2009 and 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

On January 10, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on January 31, 2012 to stockholders of record on January 13, 2012 and January 30, 2012, respectively. On February 9, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on February 29, 2012 to stockholders of record on February 15, 2012 and February 28, 2012, respectively. On March 13, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which will be paid on March 30, 2012 to stockholders of record on March 15, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	74,663	86%	13,545	63%	1,917	61%
Capital gains proceeds from the sale of assets	11,994	14%	7,844	37%	977	31%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	240	8%

Total	$86,657	100%	$21,389	100%	$3,134	100%

(1)	During the years ended December 31, 2011, 2010 and 2009, 90%, 84% and 57%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 10%, 16% and 43%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,862,279 and $715,695 as of December 31, 2011 and 2010, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s total return swap, was $(19,917) and $17,885 as of December 31, 2011 and 2010, respectively.

The Company’s net investment income on a tax basis for the years ended December 31, 2011, 2010 and 2009 was $76,808, $13,545 and $2,157, respectively. As of December 31, 2011, the Company had $2,145 of undistributed net investment income on a tax basis. The Company distributed all of its tax-basis net investment income earned as of December 31, 2010 and 2009.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of the Company’s operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
GAAP-basis net investment income	$71,364	$9,392	$2,151
Deferral and amortization of organizational costs	(43)	(43)	(43)
Tax accretion of discount on investments	4,035	133	49
Reversal of incentive fee accrual on unrealized gains	(4,063)	4,063	—
GAAP realized gains on total return swap	5,169	—	—
Accretion of discount on total return swap	346	—	—

Tax-basis net investment income	$76,808	$13,545	$2,157

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2011, the Company reduced accumulated undistributed net realized gains on investments by $9,385 and increased accumulated undistributed (distributions in excess of) net investment income by $9,385 to reflect the reclassification of realized gains on the total return swap and tax accretion of discount into net investment income.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the stock distributions per share that the Company has declared on its common stock to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2009
March 31, 2009	March 31, 2009	March 31, 2009	1.4%	13,818
April 30, 2009	April 30, 2009	April 30, 2009	3.0%	42,661
May 29, 2009	May 29, 2009	May 29, 2009	3.7%	79,125
June 30, 2009	June 30, 2009	June 30, 2009	3.5%	96,976
July 30, 2009	July 31, 2009	July 31, 2009	3.1%	117,219
August 31, 2009	August 31, 2009	August 31, 2009	3.0%	148,072
December 31, 2009	December 31, 2009	December 31, 2009	0.5%	49,710
Fiscal 2010
January 28, 2010	January 31, 2010	January 31, 2010	2.5%	283,068

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. The Company’s board of directors determined that its portfolio performance sufficiently warranted taking these actions.

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

As of December 31, 2011 and 2010, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2011	2010
Distributable ordinary income	$2,145	$1,290
Incentive fee accrual on unrealized gains	—	(4,063)
Accretion of discount on total return swap	(346)	—
Unamortized organizational costs	(515)	(558)
Unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	(19,917)	17,885

	$(18,633)	$14,554

(1)	As of December 31, 2011 and 2010, the gross unrealized appreciation on the Company’s investments was $27,769 and $20,136, respectively. As of December 31, 2011 and 2010, the gross unrealized depreciation on the Company’s investments and total return swap and loss on foreign currency was $47,686 and $2,251, respectively.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,023,217	$1,023,183	55%	$473,881	$484,105	66%
Senior Secured Loans—Second Lien	397,266	388,508	21%	131,960	135,962	19%
Senior Secured Bonds	128,748	122,758	7%	34,265	35,796	4%
Subordinated Debt	229,428	226,479	12%	51,384	51,178	7%
Collateralized Securities	63,464	68,366	4%	24,024	26,539	4%
Equity/Other	20,156	15,064	1%	—	—	—

	$1,862,279	$1,844,358	100%	$715,514	$733,580	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2011, the Company had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$445,714	24%	$129,749	18%
Consumer Staples	64,962	4%	56,184	8%
Energy	92,596	5%	69,048	9%
Financials	114,529	6%	59,431	8%
Healthcare	206,205	11%	63,460	9%
Industrials	404,841	22%	96,762	13%
Information Technology	309,321	17%	117,499	16%
Materials	101,262	5%	46,832	6%
Telecommunication Services	84,082	5%	81,675	11%
Utilities	20,846	1%	12,940	2%

Total	$1,844,358	100%	$733,580	100%

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of December 31, 2011 and 2010, the Company’s investments were categorized as follows in the fair value hierarchy:

	Year Ended December 31,
Valuation Inputs	2011		2010
	Investments	Total Return Swap	Investments
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,844,358	(1,996)	733,580

	$1,844,358	$(1,996)	$733,580

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each investment was the best indication of its fair value. The Company valued its TRS for a portfolio of senior secured floating rate loans in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

The Company’s investments as of December 31, 2010 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued its CLOs, CDOs and its subordinated debt investments by obtaining bid and ask prices from independent dealers. The Company valued all of its other investments, including its senior secured bond investments, by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the years ended December 31, 2011 and 2010 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Year Ended December 31, 2011
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580
Accretion of discount (Amortization of premium)	6,789	3,025	(113)	303	673	—	10,677
Net realized gain/loss	8,189	14,035	1,107	(7,282)	398	(1,527)	14,920
Net change in unrealized appreciation (depreciation)	(10,258)	(12,760)	(7,521)	(2,743)	2,387	(5,092)	(35,987)
Purchases	1,206,082	329,245	133,012	232,076	55,002	23,082	1,978,499
Paid-in-kind interest	232	42	—	1,056	—	—	1,330
Sales and redemptions	(671,956)	(81,041)	(39,523)	(48,109)	(16,633)	(1,399)	(858,661)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,023,183	$388,508	$122,758	$226,479	$68,366	$15,064	$1,844,358

The amount of total gains/losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(4,698)	$(11,618)	$(7,050)	$(2,918)	$2,387	$(5,092)	$(28,989)

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	Year Ended December 31, 2010
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$45,780	$45,521	$—	$9,291	$—	$—	$100,592
Accretion of discount (Amortization of premium)	2,933	1,656	(8)	19	225	—	4,825
Net realized gain/loss	4,378	4,788	(890)	786	19	—	9,081
Net change in unrealized appreciation (depreciation)	6,279	(168)	1,531	(366)	2,515	—	9,791
Purchases	555,405	153,442	59,282	57,072	24,041	—	849,242
Paid-in-kind interest	—	61	—	42	—	—	103
Sales and redemptions	(130,670)	(69,338)	(24,119)	(15,666)	(261)	—	(240,054)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580

The amount of total gains/losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date
	$4,696	$(2,942)	$1,531	$(502)	$2,515	$—	$5,298

Note 8. Total Return Swap

On March 18, 2011, Arch Street entered into a TRS for senior secured floating rate loans with Citibank, N.A., or Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS from $200,000 to $300,000, and on February 16, 2012, Arch Street entered into a second amendment to the TRS to increase this amount from $300,000 to $515,000.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $515,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay the debts of the Company.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to one-month LIBOR + 1.27% per annum (which rate was one-month LIBOR + 1.25% per annum prior to the increase in the size of the TRS to $515,000). In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Street and Arch Street fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Arch Street under the TRS. In the event of an early termination of the TRS, Arch Street would be required to pay an early termination fee.

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($515,000), multiplied by (z) 1.27% per annum. If the TRS had been terminated as of March 20, 2012, Arch Street would have been required to pay an early termination fee of approximately $4,500. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of December 31, 2011, the fair value of the TRS was $(1,996). The fair value of the TRS is reflected as an unrealized loss on total return swap on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2011, Arch Street had selected 70 underlying loans with a total notional amount of $298,498 and posted $69,684 in cash collateral held by Citibank (of which only $61,460 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2011:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18	Consumer Discretionary	$4,792	$4,887	$95
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/16/14	Financials	1,949	1,937	(12)
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15	Healthcare	3,096	3,102	6
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/20/18	Financials	4,725	4,669	(56)
Atlantic Broadband Finance, LLC, L+300, 1.0% LIBOR Floor, 11/29/15	Consumer Discretionary	3,667	3,789	122
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(2)	Consumer Discretionary	5,444	5,583	139
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	9,871	9,478	(393)
B&G Foods Corp., L+350, 1.0% LIBOR Floor, 11/18/18(2)	Consumer Staples	728	736	8
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/8/17	Consumer Discretionary	6,800	6,889	89
Beacon Merger Sub. Inc., L+575, 1.3% LIBOR Floor, 9/30/18	Consumer Discretionary	4,275	4,508	233
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16	Information Technology	1,762	1,744	(18)
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18	Information Technology	4,128	4,243	115
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/23/17	Healthcare	4,806	4,440	(366)
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17	Industrials	7,475	7,187	(288)
Colfax Corp., L+350, 1.0% LIBOR Floor, 1/30/19(2)	Industrials	2,944	2,973	29
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,849	1,718	(131)
Datatel, Inc., L+500, 1.3% LIBOR Floor, 6/16/17	Information Technology	4,728	4,797	69
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	2,825	2,835	10
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 11/10/18(2)	Telecommunication Services	1,219	1,225	6
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,900	6,942	(958)
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 3/15/18	Healthcare	6,738	6,580	(158)
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(2)	Consumer Discretionary	1,181	1,200	19
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/11/17	Materials	7,380	7,350	(30)
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	5,887	5,900	13
Gemini Holdings Inc., L+450, 1.5% LIBOR Floor, 6/16/17	Consumer Discretionary	3,667	3,686	19
Gibson Energy ULC, L+450, 1.3% LIBOR Floor, 6/6/18(2)	Energy	7,132	7,175	43
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16(2)	Healthcare	4,345	4,312	(33)
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16	Financials	10,321	10,238	(83)
Hubbard Radio, LLC, L+375, 1.5% LIBOR Floor, 4/28/17	Telecommunication Services	1,378	1,358	(20)
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/19/19	Industrials	5,674	5,754	80
Hyland Software, Inc., L+425, 1.5% LIBOR Floor, 12/19/16	Information Technology	3,970	3,910	(60)
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,494	7,254	(240)
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18	Healthcare	3,765	3,940	175
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18	Healthcare	4,838	4,863	25
Infogroup Inc., L+425, 1.5% LIBOR Floor, 5/25/17	Consumer Discretionary	4,186	3,837	(349)
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(2)	Telecommunication Services	2,997	2,959	(38)
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18	Healthcare	2,524	2,435	(89)
Kar Holdings, Inc., L+375, 1.3% LIBOR Floor, 5/19/17	Industrials	4,908	4,948	40
Kronos, Inc., L+500, 1.3% LIBOR Floor, 12/21/17	Information Technology	7,370	7,295	(75)
Lord & Taylor, L.L.C., L+450, 1.3% LIBOR Floor, 12/21/18	Consumer Discretionary	2,538	2,556	18
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(2)	Healthcare	1,527	1,513	(14)
Microsemi Corp., L+450, 1.3% LIBOR Floor, 2/15/18(2)	Industrials	1,914	1,947	33
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(2)	Consumer Discretionary	5,083	4,745	(338)
NBTY, Inc., L+325, 1.0% LIBOR Floor, 10/1/17	Consumer Discretionary	3,766	3,941	175
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(2)	Industrials	3,834	3,942	108
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 4/7/17	Materials	3,814	3,728	(86)
NXP Semiconductors N.V., L+425, 1.3% LIBOR Floor, 3/17/17(2)	Industrials	2,286	2,301	15

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Pharmaceutical Product Development Inc., L+500, 1.3% LIBOR Floor, 12/5/18	Healthcare	$1,784	$1,798	$14
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	1,747	1,708	(39)
Ranpak Corp., L+350, 1.3% LIBOR Floor, 4/15/17	Industrials	2,433	2,357	(76)
RBS Holdings Co. LLC, L+500, 1.5% LIBOR Floor, 3/21/17	Consumer Discretionary	9,751	7,761	(1,990)
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542	1,514	(28)
Reynolds Group Holdings, Inc., L+460, 1.2% LIBOR Floor, 7/31/18(2)	Consumer Discretionary	7,074	7,279	205
Sensus USA Inc., L+350, 1.3% LIBOR Floor, 5/5/17	Industrials	4,930	4,951	21
Six Flags Theme Parks, Inc., L+325, 1.0% LIBOR Floor, 12/16/18(2)	Consumer Discretionary	1,980	1,988	8
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,209	1,239	30
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,786	4,715	(71)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	6,053	6,000	(53)
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	5,893	5,804	(89)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17	Healthcare	7,665	7,107	(558)
SymphonyIRI Group Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,090	2,079	(11)
Terex Corp., L+400, 1.5% LIBOR Floor, 7/26/17(2)	Industrials	1,856	1,882	26
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17	Consumer Discretionary	3,251	3,207	(44)
TravelCLICK Holdings, Inc., L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,856	7,856	-
Unifrax Corp., L+550, 1.5% LIBOR Floor, 11/18/18	Industrials	1,974	2,018	44
US Security Associates, Inc., L+475, 1.5% LIBOR Floor, 7/26/17	Consumer Discretionary	2,475	2,464	(11)
Verint Systems Inc., L+325, 1.3% LIBOR Floor, 10/15/17(2)	Information Technology	2,712	2,698	(14)
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,624	7,585	(39)
Wall Street Systems Inc., L+400, 1.5% LIBOR Floor, 2/2/17	Information Technology	2,567	2,515	(52)
Waste Industries USA, Inc., L+350, 1.3% LIBOR Floor, 3/17/17	Industrials	3,746	3,911	165

TOTAL		$298,498	$293,785	(4,713)

	Total TRS Accrued Income and Liabilities:			2,717

	Total TRS Fair Value:			$(1,996)

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Repurchase Program (continued)

•	the Company’s history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010 and the repurchase occurred in connection with the Company’s April 1, 2010 closing. During the year ended December 31, 2011, the Company repurchased 458,229 shares at $9.64 per share for aggregate consideration totaling $4,416. During the year ended December 31, 2010, the Company repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 3, 2012, the Company repurchased 385,526 shares at $9.59 per share for aggregate consideration totaling $3,695.

Note 10. Revolving Credit Facility

On March 23, 2012, Broad Street, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amendment, or the March 2012 amendment, to the multi-lender, syndicated revolving credit facility, or the credit facility, that Broad Street originally entered into with Deutsche Bank on March 10, 2010. Deutsche Bank is a lender and serves as administrative agent under the credit facility.

The March 2012 amendment extended the maturity date of the credit facility to March 23, 2013, increased the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduced the interest rate for all borrowings under the credit facility to a rate of LIBOR + 1.50% per annum. In connection with the March 2012 amendment, Broad Street paid Deutsche Bank a setup fee of $950 and has agreed to pay Deutsche Bank an additional $950 upon the termination date of the facility, provided that such termination fee will not be payable if Broad Street refinances the credit facility with Deutsche Bank or enters into an alternate financing arrangement with or through Deutsche Bank.

The credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The credit facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR + 1.50% per annum and will mature and be due and payable on March 23, 2013. Prior to the March 2012 amendment, Tranche A Commitments bore interest at the rate of LIBOR + 2.23% and Tranche C Commitments bore interest at the rate of LIBOR + 1.85% per annum.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Revolving Credit Facility (continued)

Under the credit facility, the Company has transferred from time to time debt securities to Broad Street as a contribution to capital and retains a residual interest in the contributed debt securities through the Company’s ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the credit facility are non-recourse to the Company and the Company’s exposure under the credit facility is limited to the value of the Company’s investment in Broad Street.

As of December 31, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,554 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of December 31, 2011, $171 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the credit facility was 2.58% on December 31, 2011. Interest is paid quarterly in arrears, and commenced August 20, 2010. The Company recorded interest expense of $9,155 and $3,881 for the years ended December 31, 2011 and 2010, respectively, of which $877 and $506, respectively, related to the amortization of deferred financing costs. The Company paid $7,930 and $2,492 in interest expense for the years ended December 31, 2011 and 2010, respectively. The average borrowings under the credit facility for the years ended December 31, 2011 and 2010 were $337,898 and $126,595, respectively, with a weighted average interest rate of 2.45% and 2.67%, respectively.

Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the credit facility, or a decline in the Company’s net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to the Company; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company or GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

In connection with the credit facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or the Company; (e) the Company ceases to act as investment manager of Broad Street’s assets; (f) the decline of

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Revolving Credit Facility (continued)

the Company’s net asset value below $50,000; and (g) fraud or other illicit acts by the Company, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separately from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the credit facility and as such are not available to pay the debts of the Company. The following are the balance sheets of Broad Street as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Assets
Investments, at fair value (amortized cost - $652,920 and $527,964, respectively)	$644,885	$540,186
Cash	18,347	9,534
Receivable for investments sold and repaid	10	5,162
Interest receivable	3,836	2,360
Deferred financing costs	171	835

Total assets	$667,249	$558,077

Liabilities
Payable for investments purchased	$18,912	$48,947
Credit facility payable	340,000	297,201
Due to FS Investment Corporation	914	992
Interest payable	1,231	883
Accrued expenses	28	43

Total liabilities	361,085	348,066

Member’s equity	306,164	210,011

Total liabilities and member’s equity	$667,249	$558,077

Note 12. Repurchase Transaction

On July 21, 2011, the Company entered into a conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, through two wholly-owned subsidiaries, pursuant to which up to $300,000 was made available to the Company to fund investments in new securities and for other general corporate purposes. On February 15, 2012, the Company amended the JPM financing arrangement to increase the amount of the debt financing available under the arrangement from $300,000 to $400,000. Pricing under the facility is based on three-month LIBOR plus a spread of 3.25% per annum for the relevant period. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

Pursuant to the financing transaction, loans in the Company’s portfolio having an aggregate market value of up to $800,000 may be sold by the Company from time to time to Locust Street, a special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an asset transfer agreement the Company entered into with Locust Street, or the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of December 31, 2011, the Company had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to the Company. The Company owns all of the equity in Locust Street.

Loans purchased by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued by Locust Street from time to time to Race Street, another special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an indenture that Locust Street entered into with Citibank, N.A., as trustee, or the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase up to $560,000 in aggregate principal amount of such Class A Notes. The Company owns all of the equity in Race Street.

Race Street, in turn, has entered into repurchase transactions with JPM pursuant to the terms of a master repurchase agreement and the related annex and amended and restated confirmation to such agreement, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $560,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $400,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at the applicable pricing rate under the JPM Facility, as described below.

If at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy these margin-posting requirements, Race Street intends to borrow funds from the Company pursuant to a revolving credit agreement the Company entered into, as lender, with Race Street, as borrower, on July 21, 2011, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal on the Class A Notes will be due and payable on the stated maturity date of July 15, 2021. Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-advisor to FB Advisor.

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

As of December 31, 2011, Class A Notes in the aggregate principal amount of $300,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $214,286. As of December 31, 2011, the fair value of loans held by Locust Street was $576,830, which included loans purchased by Locust Street with proceeds from the issuance of Class A Notes. On January 17, 2012, an additional Class A Note in the principal amount of $120,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $85,714. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2011, Race Street’s liability under the JPM Facility was $214,286, plus $1,294 of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2011, $380 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.66% as of December 31, 2011. The Company recorded interest expense of $2,179 for the year ended December 31, 2011, of which $45 related to the amortization of deferred financing costs. The Company paid $840 in interest expense during the year ended December 31, 2011. The average borrowings under the JPM Facility for the year ended December 31, 2011 were $129,917 with a weighted average interest rate of 3.66%.

Amounts outstanding under the JPM Facility will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2011, 2010 and 2009. The Company has not included financial highlights for the year ended December 31, 2008 since the Company did not commence operations until January 2, 2009:

	Year Ended December 31,
	2011	2010	2009
Per Share Data(1):
Net asset value, beginning of period	$9.42	$9.10	$7.33
Results of operations(2)
Net investment income (loss)	0.76	0.40	0.48
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(0.19)	0.81	2.09

Net increase (decrease) in net assets resulting from operations	0.57	1.21	2.57

Stockholder distributions(3)
Distributions from net investment income	(0.78)	(0.55)	(0.46)
Distributions from net realized gain on investments	(0.13)	(0.32)	(0.21)

Net decrease in net assets resulting from stockholder distributions	(0.91)	(0.87)	(0.67)

Capital share transactions
Issuance of common stock(4)	0.34	0.10	0.19
Repurchases of common stock(5)	—	—	—
Offering costs(2)	(0.07)	(0.07)	(0.09)
Reimbursement to investment adviser(2)	—	(0.10)	(0.32)
Capital contributions of investment adviser(2)	—	0.05	0.09

Net increase (decrease) in net assets resulting from capital share transactions	0.27	(0.02)	(0.13)

Net asset value, end of period	$9.35	$9.42	$9.10

Shares outstanding, end of period	160,390,540	41,332,661	10,241,544

Total return(6)	8.93%	13.08%	33.33%

Ratio/Supplemental Data:
Net assets, end of period	$1,498,892	$389,232	$93,197

Ratio of net investment income to average net assets(7)	8.10%	4.37%	5.60%

Ratio of operating expenses to average net assets(7)	5.01%	9.89%	6.53%
Ratio of expenses reimbursed to average net assets(7)	0.00%	0.00%	(0.62%)

Ratio of total operating expenses to average net assets(7)	5.01%	9.89%	5.91%

Portfolio turnover	72.28%	67.48%	46.45%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during each of the years ended December 31, 2011 and 2010.

(6)	The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(7)	Weighted average net assets are used for this calculation.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2011 and 2010. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment income	$39,275	$33,295	$24,990	$17,924
Operating expenses
Total expenses(1)	16,543	4,986	10,683	11,908

Net Expenses	16,543	4,986	10,683	11,908

Net Investment Income	22,732	28,309	14,307	6,016
Realized and unrealized gain (loss)	30,082	(67,795)	3,513	16,306

Net increase (decrease) in net assets resulting from operations	$52,814	$(39,486)	$17,820	$22,322

Per share information-basic and diluted
Net investment income	$0.16	$0.26	$0.19	$0.12

Net increase (decrease) in net assets resulting from operations	$0.37	$(0.37)	$0.24	$0.45

Weighted average shares outstanding(2)	141,753,438	106,877,357	73,657,765	50,013,065

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment income	$12,798	$8,678	$6,060	$3,134
Operating expenses
Total expenses(1)	11,215	5,119	2,925	2,019

Net expenses	11,215	5,119	2,925	2,019

Net investment income	1,583	3,559	3,135	1,115
Realized and unrealized gain (loss)	13,681	8,289	(6,852)	3,754

Net increase (decrease) in net assets resulting from operations	$15,264	$11,848	$(3,717)	$4,869

Per share information—basic and diluted
Net investment income	$0.05	$0.14	$0.16	$0.08

Net increase (decrease) in net assets resulting from operations	$0.43	$0.47	$(0.19)	$0.37

Weighted average shares outstanding(2)	35,142,181	25,426,504	19,178,168	13,121,990

(1)	Commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for incentive fees to include unrealized gains in the calculation of the capital gains incentive fee expense. As a result, the Company recorded an additional $4,063 in capital gains incentive fees during this quarter, all of which was reversed during the quarter ended September 30, 2011 due to unrealized depreciation in the Company’s portfolio.

(2)	The weighted average share information has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited) (continued)

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2011 and 2010. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

(c)	Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 92.

(d)	Changes in Internal Control Over Financial Reporting

During our fourth quarter of 2011, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009).

3.2	Amended and Restated Bylaws of FS Investment Corporation (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with the Company’s final prospectus on Form 497 (File No. 333-174784) filed on November 1, 2011).

4.2	Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008).

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

10.3	Investment Sub-advisory Agreement between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008).

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011).

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement) (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011).

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011).

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011).

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012).

10.12	Asset Contribution Agreement, dated March 10, 2010, by and between the Company and Broad Street Funding LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010).

10.13	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010).

10.14	Investment Management Agreement, dated March 10, 2010, by and between the Company and Broad Street Funding LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010).

10.15	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011).

10.16	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011).

10.17	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.18	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.19	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011).

10.20	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.21	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, between the Company and Locust Street Funding LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.22	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.23	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.24	Locust Street Funding LLC Class A Floating Rate Secured Note due 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.25	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.26	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.27	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.28	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.29	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

21.1*	Subsidiaries of FS Investment Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION

Date: March 30, 2012	/S/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2012	/S/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2012	/S/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 30, 2012	/S/ DAVID ADELMAN David Adelman Director

Date: March 30, 2012	/S/ GREGORY P. CHANDLER Gregory P. Chandler Director

Date: March 30, 2012	/S/ BARRY H. FRANK Barry H. Frank Director

Date: March 30, 2012	/S/ THOMAS J. GRAVINA Thomas J. Gravina Director

Date: March 30, 2012	/S/ MICHAEL J. HAGAN Michael J. Hagan Director

Date: March 30, 2012	/S/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 30, 2012	/S/ MICHAEL HELLER Michael Heller Director

Date: March 30, 2012	/S/ PAUL MENDELSON Paul Mendelson Director

Date: March 30, 2012	/S/ THOMAS J. RIDGE Thomas J. Ridge Director