Form 10-Q
period 2012-03-31
FS Investment CORP
filed 2012-05-15
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 232,670,637 shares of common stock outstanding as of May 14, 2012.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$2,204,103 and $1,862,279, respectively)	$2,247,199	$1,844,358
Cash	315,568	210,714
Due from counterparty	126,567	69,684
Receivable for investments sold and repaid	3,977	1,404
Interest receivable	25,969	16,535
Receivable for common stock purchased	115	—
Deferred financing costs	1,357	551
Unrealized gain on total return swap(1)	2,516	—
Receivable due on total return swap(1)	1,807	548
Prepaid expenses and other assets	318	431

Total assets	$2,725,393	$2,144,225

Liabilities
Unrealized loss on total return swap(1)	$—	$1,996
Payable for investments purchased	85,797	64,367
Credit facility payable	340,000	340,000
Repurchase agreement payable(2)	300,000	214,286
Stockholder distributions payable	13,343	10,543
Management fees payable	13,145	9,572
Capital gains incentive fee payable(3)	14,801	—
Administrative services expense payable	883	154
Interest payable	3,610	2,525
Other accrued expenses and liabilities	3,058	1,890

Total liabilities	774,637	645,333

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 202,841,198 and 160,390,540 shares issued and outstanding, respectively	203	160
Capital in excess of par value	1,923,790	1,517,365
Accumulated undistributed net realized gains on investments	1,989	—
Accumulated undistributed (distributions in excess of) net investment income(4)	(20,838)	1,284
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	45,612	(19,917)

Total stockholders’ equity	1,950,756	1,498,892

Total liabilities and stockholders’ equity	$2,725,393	$2,144,225

Net asset value per common share at period end	$9.62	$9.35

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 12 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Investment Income
Interest income	$50,535	$17,924

Operating expenses
Management fees	12,204	4,761
Capitals gains incentive fees(1)	14,801	3,271
Administrative services expenses	903	584
Stock transfer agent fees	940	295
Accounting and administrative fees	421	222
Interest expense	5,181	2,193
Other general and administrative expenses	1,193	582

Total operating expenses	35,643	11,908

Net investment income	14,892	6,016

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(3,102)	5,653
Net realized gain on total return swap(2)	5,074	—
Net realized gain on foreign currency transactions	17	—
Net change in unrealized appreciation (depreciation) on investments	61,017	10,393
Net change in unrealized appreciation (depreciation) on total return swap(2)	4,512	208
Net change in unrealized gain/loss on foreign currency	—	52

Total net realized and unrealized gain/loss on investments	67,518	16,306

Net increase in net assets resulting from operations	$82,410	$22,322

Per share information—basic and diluted
Net increase in net assets resulting from operations	$0.45	$0.45

Weighted average shares outstanding	180,149,424	50,013,065

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operations
Net investment income	$14,892	$6,016
Net realized gain (loss) on investments, total return swap and foreign currency transactions(1)	1,989	5,653
Net change in unrealized appreciation (depreciation) on investments	61,017	10,393
Net change in unrealized appreciation (depreciation) on total return swap(1)	4,512	208
Net change in unrealized gain/loss on foreign currency	—	52

Net increase in net assets resulting from operations	82,410	22,322

Stockholder distributions(2)
Distributions from net investment income	(37,014)	(7,965)
Distributions from net realized gain on investments	—	(1,983)

Net decrease in net assets resulting from stockholder distributions	(37,014)	(9,948)

Capital share transactions
Issuance of common stock	394,472	177,328
Reinvestment of stockholder distributions	17,206	3,828
Repurchases of common stock	(3,695)	(955)
Offering costs	(1,515)	(1,084)

Net increase in net assets resulting from capital share transactions	406,468	179,117

Total increase in net assets	451,864	191,491
Net assets at beginning of period	1,498,892	389,232

Net assets at end of period	$1,950,756	$580,723

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$82,410	$22,322
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(561,430)	(548,074)
Proceeds from sales and repayments of investments	219,584	398,684
Net change in unrealized (appreciation) depreciation on investments	(61,017)	(10,393)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(4,512)	(208)
Net change in unrealized (gain) loss on foreign currency	—	(52)
Net realized (gain) loss on investments	3,102	(5,653)
Accretion of discount	(3,080)	(1,416)
Amortization of deferred financing costs	221	205
(Increase) decrease in due from counterparty	(56,883)	—
(Increase) decrease in receivable for investments sold and repaid	(2,573)	(119,865)
(Increase) decrease in interest receivable	(9,434)	(4,442)
(Increase) decrease in receivable due on total return swap(1)	(1,259)	—
(Increase) decrease in prepaid expenses and other assets	113	(60)
Increase (decrease) in payable for investments purchased	21,430	103,487
Increase (decrease) in management fees payable	3,573	1,464
Increase (decrease) in capital gains incentive fee payable	14,801	1,875
Increase (decrease) in administrative services fees payable	729	107
Increase (decrease) in interest payable	1,085	210
Increase (decrease) in other accrued expenses and liabilities	1,168	568

Net cash used in operating activities	(351,972)	(161,241)

Cash flows from financing activities
Issuance of common stock	394,357	177,328
Reinvestment of stockholder distributions	17,206	3,828
Repurchases of common stock	(3,695)	(955)
Offering costs	(1,515)	(1,084)
Payments to investment adviser for offering and organization costs(2)	—	(641)
Stockholder distributions	(34,214)	(8,770)
Borrowings under credit facility(3)	—	40,405
Borrowings under repurchase agreement(4)	85,714	—
Deferred financing costs paid	(1,027)	(212)

Net cash provided by financing activities	456,826	209,899

Total increase in cash	104,854	48,658
Cash at beginning of period	210,714	38,790

Cash at end of period	$315,568	$87,448

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(3)	During the three months ended March 31, 2012, the Company paid $2,236 in interest expense on the credit facility.

(4)	See Note 12 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2012, the Company paid $1,639 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—62.9%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15(e)	Healthcare	$5,431	$5,226	$5,472
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(e)(g)	Industrials	54,588	53,540	54,860
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Discretionary	4,988	4,942	5,018
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Consumer Staples	4,863	4,788	4,872
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15(e)	Telecommunication Services	7,243	7,192	6,921
Airxcel, Inc., L+575, 1.8% LIBOR Floor, 2/23/16	Consumer Discretionary	2,220	2,198	2,164
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	5,351	5,297	5,366
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(e)	Consumer Discretionary	39,700	38,750	39,700
American Racing & Entertainment, LLC, L+700, 6/30/14(e)	Consumer Discretionary	15,500	15,500	15,345
American Racing & Entertainment, LLC B, 9.0%, 6/30/14(e)	Consumer Discretionary	7,750	7,750	7,673
American Racing & Entertainment, LLC C, 9.0%, 6/30/14(e)	Consumer Discretionary	2,200	2,200	2,178
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,811	8,800	8,847
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	941	862	932
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	10,338	10,244	10,320
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,960	1,946	1,966
Asurion Corp., L+950, 1.5% LIBOR Floor, 8/7/19(e)	Financials	15,000	14,553	15,236
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	9,750	9,670	9,707
Audio Visual Services Group, Inc., L+225, 2/28/14(f)	Information Technology	4,804	4,151	4,168
Avaya Inc., L+275, 10/24/14(d)	Information Technology	4,591	4,449	4,456
Avaya Inc., L+450, 10/26/17(d)	Information Technology	10,197	9,187	9,871
Aveta, Inc., L+650, 2.0% LIBOR Floor, 4/4/17(f)	Healthcare	14,909	14,589	14,589
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(g)	Consumer Discretionary	2,846	2,792	2,873
AZ Chem US Inc., L+575, 1.5% LIBOR Floor, 12/22/17	Materials	4,591	4,457	4,657
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17	Consumer Discretionary	2,998	2,912	3,026
BBB Industries, LLC, L+450, 2.0% LIBOR Floor, 6/28/13	Consumer Discretionary	8,112	8,032	8,051
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)	Information Technology	40,329	37,298	40,196
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(g)	Consumer Discretionary	6,140	6,025	6,212
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Industrials	4,803	4,775	4,791
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,898	9,857	9,700
Cast & Crew Payroll, LLC, L+300, 9/22/12	Industrials	346	340	342
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,506	1,495	1,512
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(g)	Consumer Discretionary	5,458	5,414	5,476
Ceridian Corp., L+300, 11/9/14(d)	Industrials	9,298	8,606	8,736
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)	Industrials	25,570	23,779	26,020
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(e)(g)	Energy	8,818	8,783	9,046
Clear Channel Capital I, LLC, L+365, 1/29/16	Consumer Discretionary	11,811	9,146	9,595
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,285	2,276	2,288
Corel Corp., L+400, 5/2/12(e)(f)(g)	Information Technology	2,931	2,905	2,920
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)	Industrials	12,125	11,907	11,966
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18(d)	Information Technology	14,400	14,190	14,640
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)	Healthcare	1,980	1,986	1,921
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17	Consumer Discretionary	15,000	14,419	14,516
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,442	6,840	7,052
Dynegy Power, LLC, L+775, 1.5% LIBOR Floor, 8/5/16(g)	Energy	7,972	8,168	8,361
East Cameron Partners, LP, 18.0%, 10/11/12	Energy	249	249	282
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/20/13	Information Technology	4,867	4,773	4,956
Education Management Holdings LLC, L+700, 1.3% LIBOR Floor, 3/30/18(d)(f)(g)	Consumer Discretionary	7,000	6,840	7,000
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/16(f)	Industrials	235	214	215
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/17(f)	Industrials	3,609	3,285	3,294

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(d)(g)	Consumer Discretionary	$4,308	$4,272	$4,351
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,572	1,559	1,478
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	21,538	21,484	21,322
Fertitta Morton’s Restaurants, Inc., L+725, 1.5% LIBOR Floor, 1/21/17(e)	Consumer Discretionary	12,500	12,196	12,500
Fibertech Networks, LLC, L+500, 1.8% LIBOR Floor, 11/30/16	Telecommunication Services	2,893	2,900	2,907
First Data Corp., L+275, 9/24/14(d)	Information Technology	2,454	2,093	2,367
First Data Corp., L+400, 3/24/18(d)	Information Technology	9,465	8,159	8,646
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	12,571	12,383	12,823
Fleetgistics Holdings, Inc., L+588, 2.0% LIBOR Floor, 3/23/15	Industrials	2,477	2,453	2,440
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Discretionary	13,000	12,784	12,610
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	4,838	4,726	4,828
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Industrials	1,896	1,789	1,848
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,692	1,679	1,706
Greeneden U.S. Holdings II, LLC, L+525, 1.5% LIBOR Floor, 1/31/19(d)	Telecommunication Services	2,414	2,366	2,436
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	7,977	7,096	7,577
Halifax Media Holdings LLC, L+1050, 0.8% LIBOR Floor, 12/31/16(e)(f)	Consumer Discretionary	17,272	16,941	17,359
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,778	9,697	9,872
Harland Clarke Holdings Corp., L+250, 6/30/14(d)	Industrials	10,717	9,481	10,013
Hawaiian Telcom Communications, Inc., L+575, 1.3% LIBOR Floor, 2/28/17	Telecommunication Services	12,766	12,577	12,689
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,140	3,106	3,075
Hoffmaster Group, Inc., L+550, 1.5% LIBOR Floor, 1/3/18(d)(f)	Consumer Staples	4,500	4,523	4,509
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)	Industrials	9,649	9,461	9,728
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,804	7,517	7,904
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,910	11,583	11,962
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,688	4,649	4,688
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Information Technology	1,042	904	1,031
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(d)	Healthcare	5,073	5,027	4,838
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,740	14,414	14,518
Jason Inc., L+625, 2.0% LIBOR Floor, 9/21/14	Industrials	3,420	3,403	3,415
KIK Custom Products Inc., L+225, 5/31/14(d)(g)	Consumer Staples	10,355	9,508	9,247
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(d)	Healthcare	9,365	8,958	9,567
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Industrials	71,715	70,400	72,566
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17(d)	Energy	8,763	8,471	8,719
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Information Technology	11,341	10,953	10,774
Lawson Software, Inc., L+500, 1.3% LIBOR Floor, 3/16/18(d)(f)	Information Technology	8,451	8,366	8,366
Maramont Holdings Corp., L+550, 2.0% LIBOR Floor, 3/10/15(f)	Consumer Staples	2,624	2,571	2,548
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	7,313	7,224	7,299
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,938	4,879	4,419
Mosaic US Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	871	763	831
Natural Products Group, LLC, L+700, 3.0% LIBOR Floor, 3/5/15	Consumer Discretionary	1,667	1,569	1,579
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,456	7,434	7,445
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Industrials	3,062	3,021	3,073
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Discretionary	4,304	4,218	4,337
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	15,369	15,266	14,485
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Information Technology	7,299	7,159	7,326
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	3,504	3,497	3,094
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Healthcare	12,649	12,466	12,822
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/27/17(d)(g)	Materials	10,000	9,800	10,025
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	3,548	3,568	3,512
Postmedia Network Inc., L+500, 1.3% LIBOR Floor, 7/13/16(d)(g)	Consumer Discretionary	7,993	8,041	7,978

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)	Industrials	$14,617	$14,418	$14,836
Princeton Review, Inc., L+550, 1.5% LIBOR Floor, 12/7/14	Consumer Discretionary	2,283	2,033	2,032
Protection One, Inc., L+450, 1.3% LIBOR Floor, 3/20/19(d)	Consumer Discretionary	2,192	2,160	2,179
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(g)	Consumer Discretionary	3,946	3,860	3,966
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Consumer Discretionary	4,938	4,859	4,938
Reynolds Group Holdings, Inc., L+325, 1.0% LIBOR Floor, 2/9/18(d)(g)	Consumer Discretionary	1,964	1,902	1,987
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 7/31/18(d)(g)	Consumer Discretionary	9,721	9,632	9,860
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(d)(g)	Consumer Staples	4,196	4,134	4,231
Sabre, Inc., L+200, 9/30/14	Consumer Discretionary	5,013	4,383	4,680
Safety-Kleen Systems Inc., L+375, 1.3% LIBOR Floor, 5/23/15	Industrials	1,412	1,398	1,410
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,439	2,420	2,427
Sarnova, Inc., L+475, 1.5% LIBOR Floor, 4/6/15(f)	Healthcare	2,922	2,864	2,834
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,237	10,162	10,263
Shield Finance Co Sarl, L+563, 2.0% LIBOR Floor, 6/15/16(e)(g)	Information Technology	4,652	4,632	4,687
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,713	5,792
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,891	5,818	5,891
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	22,849	22,281	22,517
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Information Technology	10,226	10,122	10,232
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,885	9,645	9,520
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	5,250	5,250	4,882
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	18,367	17,562	18,344
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	4,231	4,212	4,192
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,079	4,079	3,736
Summit Entertainment, LLC, L+550, 1.3% LIBOR Floor, 9/7/16(d)	Consumer Discretionary	14,540	14,326	14,522
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17(d)	Healthcare	5,722	5,565	5,422
Surgical Care Affiliates, LLC, L+400, 12/30/17	Healthcare	4,724	4,169	4,550
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	536	512	531
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,000	3,133	2,450
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Utilities	12,867	10,615	7,182
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/19/18(d)	Industrials	7,826	7,592	7,860
Toys “R” Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,649	6,620	6,671
Travelport LLC, L+450, 8/23/15(d)(f)	Consumer Discretionary	13,789	12,340	12,598
Twin-Star International, Inc., L+400, 4/24/13(f)	Consumer Discretionary	7,857	7,700	7,464
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Industrials	14,065	13,793	14,235
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,559	6,559	6,579
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	10,000	8,713	9,290
Virtual Radiologic Corp., L+550, 1.8% LIBOR Floor, 12/22/16	Healthcare	3,564	3,493	3,350
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/5/16(e)	Materials	56,638	55,593	55,788
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Industrials	6,983	6,717	6,913
WASH Multifamily Laundry Systems, LLC, L+500, 3.0% LIBOR Floor, 8/4/14	Industrials	3,870	3,831	3,845
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)(g)	Information Technology	34,329	30,369	34,057
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(f)	Industrials	3,725	3,725	3,725
Woodstream Corp., L+375, 8/22/14(f)	Consumer Discretionary	1,530	1,499	1,453
Woodstream Corp., L+350, 8/22/14(f)	Consumer Discretionary	705	648	657
Yell Group Plc, L+300, 7/31/14(g)	Consumer Discretionary	785	702	251
Zayo Group LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	7,036	6,873	7,072

Total Senior Secured Loans—First Lien			1,225,577	1,246,658
Unfunded Loan Commitments			(19,486)	(19,486)

Net Senior Secured Loans—First Lien			1,206,091	1,227,172

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—21.2%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)(f)	Consumer Staples	$19,000	$19,077	$19,174
Advanced Lighting Technologies, Inc., L+600, 6/1/14	Industrials	2,500	2,307	2,472
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,244	19,299	19,268
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Healthcare	10,000	9,818	10,400
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,159	14,028
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Healthcare	10,000	9,776	10,000
AmWINS Group, Inc., L+550, 6/8/14(e)	Financials	1,992	1,776	1,957
Asurion Corp., L+750, 1.5% LIBOR Floor, 5/24/19(d)	Financials	27,429	27,304	27,840
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)(f)	Information Technology	19,000	18,747	18,958
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19	Information Technology	22,000	19,981	20,364
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,024	8,955
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Industrials	6,923	6,805	6,776
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Healthcare	3,333	3,304	3,283
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(e)	Consumer Discretionary	46,800	45,951	46,800
FR Brand Acquisition Corp., L+600, 2/7/15(d)	Industrials	10,000	9,188	7,892
FR Brand Acquisition Corp., L+700, 2/7/15(d)	Industrials	3,000	2,856	2,400
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,968	6,899
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	4,455	4,383	4,545
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/27/18(d)	Telecommunication Services	1,429	1,416	1,452
JHCI Holdings, Inc., L+550, 12/19/14(d)	Industrials	6,000	5,612	5,280
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	15,516	15,588
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,978	2,919
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)(g)	Consumer Discretionary	20,000	19,844	19,040
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(g)	Consumer Discretionary	€20,000	23,455	22,824
Pregis Corp., L+1000, 1.5% LIBOR Floor, 3/23/18(e)	Industrials	$45,000	44,100	44,100
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	499
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	8,571	8,578	8,571
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 12/22/15(d)(e)(g)	Energy	13,798	13,647	13,929
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,958	5,053
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,636	7,954
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)(f)	Information Technology	14,750	14,698	14,861
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/27/18(g)	Information Technology	4,700	4,041	4,385
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,029	14,109	14,128

Total Senior Secured Loans—Second Lien			413,811	412,594

Senior Secured Bonds—7.6%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	8,723	8,797	7,763
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,303
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,511
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	5,150
Chester Downs & Marina, LLC, 9.3%, 1/15/20(d)	Consumer Discretionary	3,750	3,787	3,978
Eastman Kodak Co., 10.6%, 3/15/19(e)	Information Technology	7,500	7,413	6,493
First Data Corp., 8.9%, 8/15/20(d)(e)	Information Technology	6,300	6,345	6,803
Grifols, SA, 8.3%, 2/1/18(d)(g)	Healthcare	2,500	2,500	2,712
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,133	13,554
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(g)	Telecommunication Services	2,000	2,000	2,091
Ineos Finance Plc, 8.4%, 2/15/19(d)(g)	Materials	3,000	3,000	3,188
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Telecommunication Services	5,000	4,975	5,355
Paetec Holdings Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,789	5,122

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	$2,400	$2,400	$2,502
Reynolds Group Holdings, Inc., 7.1%, 4/15/19(d)(g)	Consumer Discretionary	3,000	3,133	3,141
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	720	720	767
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,186	16,515
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,263	15,383
Taminco Global Chemical Corp., 9.8%, 3/31/20(e)(g)	Industrials	2,750	2,750	2,826
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,911	6,641
Titlemax, Inc., 13.3%, 7/15/15(e)	Industrials	14,500	15,318	16,022
United Refining, Co., 10.5%, 2/28/18(e)	Energy	1,185	1,147	1,223
Univision Communications Inc., 6.9%, 5/15/19	Telecommunication Services	6,800	6,750	6,897
UPCB Finance VI Ltd., 6.9%, 1/15/22(d)(g)	Consumer Discretionary	7,000	7,000	7,228
UR Financing Escrow Corp., 5.8%, 7/15/18(g)	Industrials	1,500	1,500	1,539

Total Senior Secured Bonds			150,317	148,707

Subordinated Debt—15.6%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18	Industrials	10,000	9,804	9,850
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Materials	4,000	4,000	3,616
AMC Networks Inc., 7.8%, 7/15/21(g)	Telecommunication Services	2,900	2,900	3,248
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,000
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,200
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19(d)	Consumer Discretionary	7,334	6,868	7,663
Calumet Lubricants Co., LP, 9.4%, 5/1/19(g)	Energy	5,800	5,800	6,022
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,846	11,098
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,236
Cumulus Media Inc., 7.8%, 5/1/19(g)	Consumer Discretionary	5,000	4,409	4,732
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	7,500	7,234	7,504
Entercom Radio, LLC, 10.5%, 12/1/19(d)(g)	Consumer Discretionary	13,500	13,348	14,514
Gymboree Corp., 9.1%, 12/1/18	Consumer Discretionary	4,000	3,214	3,695
Harland Clarke Holdings Corp., 9.5%, 5/15/15	Industrials	2,689	2,368	2,242
Hughes Satellite Systems Corp., 7.6%, 6/15/21(d)(g)	Telecommunication Services	1,310	1,310	1,404
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	62,619	61,439	63,246
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,932	14,850
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,224
JBS USA LLC, 8.3%, 2/1/20(d)(g)	Consumer Staples	3,000	2,957	3,086
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Healthcare	14,660	13,821	15,448
Lone Pine Resources Canada Inc., 10.4%, 2/15/17(g)	Energy	5,000	4,929	5,174
Monitronics International, Inc., 9.1%, 4/1/20(d)(g)	Consumer Discretionary	2,250	2,250	2,283
NCO Group, Inc., L+488, 11/15/13(e)	Information Technology	7,000	6,549	7,021
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19	Healthcare	2,900	2,900	3,146
Post Holdings, Inc., 7.4%, 2/15/22(d)(g)	Consumer Staples	1,500	1,500	1,577
Prestige Brands Holdings, Inc., 8.1%, 2/1/20(d)(g)	Consumer Discretionary	4,500	4,500	4,892
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(g)	Energy	1,000	872	926
Samson Investment Co., 9.8%, 2/15/20(e)	Energy	10,000	10,000	10,169
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Information Technology	2,000	2,000	2,098
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)	Healthcare	32,668	31,720	32,668
ThermaSys Corp., 10.0%, 2.5% PIK, 12/31/16	Industrials	35,500	34,806	35,677
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,964	3,090
UR Financing Escrow Corp., 7.4%, 5/15/20	Industrials	5,000	5,000	5,136

Total Subordinated Debt			293,440	304,735

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—3.8%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Financials	$2,000	$1,143	$1,384
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Financials	4,775	3,131	3,700
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Financials	2,252	1,790	1,879
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Financials	2,000	935	1,303
Carlyle Azure CLO Class Income, 18.6%, 5/27/20(g)	Financials	28,000	15,830	16,890
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Financials	1,919	1,202	1,390
Galaxy VII CLO Class Subord., 22.3%, 10/13/18(g)	Financials	2,000	1,222	1,662
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Financials	6,500	3,285	4,341
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Financials	4,000	2,302	2,676
Mountain View CLO II Class Pref., 26.2%, 1/12/21(g)	Financials	9,225	5,663	7,555
Octagon CDO 2007 1A Class Income, 48.0%, 8/25/21(g)	Financials	4,000	2,281	4,184
Octagon CLO 2006 10A Class Income, 35.3%, 10/18/20(g)	Financials	4,375	2,956	4,165
Rampart CLO 2007 1A Class Subord., 25.5%, 10/25/21(g)	Financials	10,000	6,629	8,896
Stone Tower CLO VI Class Subord., 31.9%, 4/17/21(g)	Financials	5,000	3,152	5,193
Trimaran CLO IV Ltd. Class Pref., 16.6%, 12/1/17(g)	Financials	12,500	7,801	8,743

Total Collateralized Securities			59,322	73,961

		Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—4.1%(h)
Aquilex Corp., Common Equity, Class A Shares(e)(i)	Energy	15,128	$2,266	$3,135
Aquilex Corp., Common Equity, Class B Shares(e)(i)	Energy	32,637	4,889	6,762
East Cameron Partners, LP, Common Equity(i)	Energy	14,757	100	—
East Cameron Partners, LP, Preferred Equity(i)	Energy	887	600	38
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(i)	Consumer Discretionary	71	0	868
Florida Gaming Corp., Strike: $25.00, Warrants(i)	Consumer Discretionary	226,635	0	1
Ipreo Holdings LLC, Common Equity(i)	Information Technology	1,000,000	1,000	950
JW Aluminum Co., Common Equity(i)	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity(i)	Industrials	53,945	1,500	1,618
Milagro Holdings, LLC, Common Equity(i)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(i)	Energy	283,947	11,181	9,683
Plains Offshore Operations Inc., Preferred Equity(e)	Energy	513,335	49,589	49,872
Plains Offshore Operations Inc., Strike: $20.00, Warrants(e)(i)	Energy	1,013,444	1,722	1,723
ThermaSys Corp., Common Equity(i)	Industrials	24,998	0	380
ThermaSys Corp., Preferred Equity(i)	Industrials	24,998	2,500	2,500
VPG Group Holdings LLC, Class A-2 Units(i)	Materials	2,500,000	2,500	2,500

Total Equity/Other			81,122	80,030

TOTAL INVESTMENTS—115.2%			$2,204,103	2,247,199

LIABILITIES IN EXCESS OF OTHER ASSETS—(15.2%)				(296,443)

NET ASSETS—100.0%				$1,950,756

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)(g)		$491,581		$2,516

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands, except share amounts)

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(f)	Position or portion thereof unsettled as of March 31, 2012.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2012, 80.2% of the Company’s total assets represent qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the total return swap itself and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.3% of the Company’s total assets are qualifying assets as of March 31, 2012.

(h)	Listed investments may be treated as debt for GAAP or tax purposes.

(i)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—68.3%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15(e)	Healthcare	$5,446	$5,236	$5,406
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(e)(g)	Industrials	55,000	53,902	53,900
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Discretionary	5,000	4,953	4,961
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Consumer Staples	4,875	4,797	4,870
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15(e)(f)	Telecommunication Services	5,077	5,000	5,093
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	5,860	5,795	5,831
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(e)	Consumer Discretionary	40,000	39,005	39,000
American Racing & Entertainment, LLC, 7.8%, 6/30/14(e)	Consumer Discretionary	25,800	25,800	25,491
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,834	8,822	8,803
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	941	847	917
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	10,364	10,264	10,293
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,965	1,951	1,964
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	9,875	9,789	9,689
Avaya Inc., L+275, 10/24/14(d)	Information Technology	2,608	2,498	2,500
Avaya Inc., L+450, 10/26/17(d)	Information Technology	8,224	7,275	7,515
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(g)	Consumer Discretionary	7,222	7,081	7,279
AZ Chem US Inc., L+575, 1.5% LIBOR Floor, 12/22/17(f)	Materials	5,000	4,850	4,992
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17	Consumer Discretionary	3,125	3,032	3,117
BJ’s Wholesale Club, Inc., L+575, 1.3% LIBOR Floor, 9/29/18(d)	Consumer Discretionary	18,000	17,117	18,079
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)	Information Technology	40,385	37,252	38,391
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(g)	Consumer Discretionary	6,218	6,096	6,162
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Industrials	4,963	4,932	4,829
Canwest LP, L+500, 1.3% LIBOR Floor, 7/23/16(d)(g)	Consumer Discretionary	6,182	6,226	6,096
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,924	9,880	8,946
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,562	1,550	1,563
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(g)	Consumer Discretionary	6,249	6,197	6,185
Ceridian Corp., L+300, 11/9/14(d)	Industrials	9,346	8,593	8,449
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)	Industrials	25,634	23,769	24,327
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(e)(g)	Energy	8,840	8,804	9,036
Clear Channel Capital I, LLC, L+365, 1/29/16(f)	Consumer Discretionary	10,000	7,544	7,428
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,291	2,282	2,276
Corel Corp., L+400, 5/2/12(e)(g)	Information Technology	1,234	1,204	1,203
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,318	2,303	2,275
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)	Industrials	12,293	12,062	11,955
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18(d)(f)	Information Technology	14,400	14,184	14,423
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)	Healthcare	1,985	1,992	1,906
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	898	830	855
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17(f)	Consumer Discretionary	15,000	14,400	14,447
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,462	6,838	6,544
Dynegy Power, LLC, L+775, 1.5% LIBOR Floor, 8/5/16(f)(g)	Energy	2,993	3,060	3,040
East Cameron Partners, LP, 18.0%, 10/11/12	Energy	249	249	254
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18	Consumer Discretionary	2,410	2,362	2,410
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,572	1,558	1,493
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	21,592	21,537	20,985
First Data Corp., L+275, 9/24/14(d)	Information Technology	3,442	3,111	3,143
First Data Corp., L+400, 3/24/18(d)	Information Technology	9,465	8,117	7,953
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	6,052	6,043	6,158
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Discretionary	13,000	12,773	12,480
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	4,838	4,719	4,781

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Industrials	$1,896	$1,785	$1,819
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,692	1,679	1,696
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	7,997	7,098	7,140
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,778	9,694	9,750
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)(g)	Industrials	6,824	5,876	5,795
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,148	3,112	2,895
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)	Industrials	9,649	9,456	9,625
Immucor, Inc. , L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,824	7,525	7,886
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,970	11,629	11,731
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,750	4,709	4,726
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Information Technology	1,045	894	1,013
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18(d)	Healthcare	5,073	5,025	4,870
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,642	14,306	14,312
J.Crew Group, Inc., L+350, 1.3% LIBOR Floor, 3/7/18	Consumer Discretionary	3,990	3,499	3,758
KIK Custom Products Inc., L+225, 5/31/14(d)(g)	Consumer Staples	10,382	9,446	8,898
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(d)	Healthcare	14,388	13,750	14,538
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Industrials	71,858	70,492	72,426
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Energy	5,785	5,511	5,657
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Information Technology	10,707	10,682	9,369
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	7,359	7,265	7,327
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,950	4,888	4,216
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(d)(g)	Consumer Discretionary	3,658	3,625	3,405
Mosaic US Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	873	744	829
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,480	7,454	7,420
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Industrials	3,069	3,027	3,100
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Discretionary	4,304	4,218	4,320
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	15,401	15,298	14,978
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Information Technology	7,317	7,173	7,345
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	3,504	3,498	3,097
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Healthcare	12,681	12,492	12,623
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	5,557	5,567	5,334
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)(f)	Industrials	13,250	13,046	13,124
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,239	2,214	2,228
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(g)	Consumer Discretionary	4,052	3,959	4,005
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Consumer Discretionary	4,950	4,867	4,727
Reynolds Group Holdings, Inc., L+325, 1.0% LIBOR Floor, 2/9/18(d)(g)	Consumer Discretionary	1,969	1,905	1,961
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 7/31/18(d)(g)	Consumer Discretionary	9,746	9,654	9,707
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,592	2,571	2,576
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(d)(g)	Industrials	6,425	6,301	6,498
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,262	10,362
Shield Finance Co. Sarl, L+563, 2.0% LIBOR Floor, 6/15/16(e)(g)	Information Technology	4,664	4,642	4,664
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,705	5,691
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,906	5,830	5,896
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	14,289	13,889	13,832
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Information Technology	10,818	10,705	10,696
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,910	9,668	9,588
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	5,250	5,250	4,804
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	17,522	16,694	16,588
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	4,231	4,211	4,167
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,089	4,089	3,553

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	$13,523	$13,359	$13,388
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,960	3,891	3,935
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17(d)	Healthcare	993	1,005	926
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	537	512	536
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,766	8,748
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,000	3,069	2,804
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Utilities	12,867	10,540	8,180
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(g)	Telecommunication Services	1,247	1,247	1,243
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,666	6,635	6,593
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Industrials	14,100	13,819	14,171
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,575	6,575	6,357
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	10,000	8,661	8,932
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/5/16(e)	Materials	57,068	55,971	56,213
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Industrials	7,000	6,725	6,755
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)(g)	Information Technology	35,000	30,867	32,244
Yell Group Plc, L+300, 7/31/14(g)	Consumer Discretionary	785	695	221
Zayo Group LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	6,000	5,822	5,981

Total Senior Secured Loans—First Lien			1,043,519	1,043,485
Unfunded Loan Commitments			(20,302)	(20,302)

Net Senior Secured Loans—First Lien			1,023,217	1,023,183
Senior Secured Loans—Second Lien—25.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Consumer Staples	17,000	17,040	16,958
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,244	19,301	18,931
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Healthcare	10,000	9,811	9,900
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,136	13,356
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Healthcare	10,000	9,764	9,500
AmWINS Group, Inc., L+550, 6/8/14(e)	Financials	1,992	1,755	1,891
Aquilex Holdings LLC, L+950, 1.5% LIBOR Floor, 2/3/12	Energy	1,048	1,020	1,284
Asurion Corp., L+750, 1.5% LIBOR Floor, 5/24/19(d)	Financials	27,429	27,301	27,096
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	17,000	16,726	16,235
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19	Information Technology	15,000	13,518	13,500
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,025	8,640
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Industrials	6,923	6,800	6,387
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)(f)	Information Technology	20,783	20,782	20,809
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Healthcare	3,333	3,303	3,283
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 7/11/17(e)	Consumer Discretionary	46,800	45,924	46,331
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13(e)	Consumer Discretionary	12,500	12,099	12,406
FR Brand Acquisition Corp., L+600, 2/7/15(d)	Industrials	10,000	9,132	7,206
FR Brand Acquisition Corp., L+700, 2/7/15(d)	Industrials	3,000	2,845	2,153
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,967	6,772
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	4,455	4,380	4,484
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/29/18(d)	Telecommunication Services	1,429	1,416	1,421
JHCI Holdings, Inc., L+550, 12/19/14(d)	Industrials	6,000	5,580	5,003
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	14,984	14,500
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,936	2,888
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)(g)	Consumer Discretionary	15,000	14,943	13,894
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(g)	Consumer Discretionary	€20,000	23,353	23,089
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	$15,000	15,079	15,047
Sedgwick CMS Holdings, Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	495

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	$8,571	$8,579	$8,443
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 12/22/15(d)(e)(g)	Energy	13,833	13,674	13,915
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,954	5,050
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,592	7,721
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	12,000	11,913	11,715
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/27/18(g)	Information Technology	4,700	4,021	4,207
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,028	14,113	13,998

Total Senior Secured Loans—Second Lien			397,266	388,508
Senior Secured Bonds—8.2%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	8,722	8,801	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,167
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,444
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	4,759
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(e)(g)	Energy	5,600	5,600	5,085
Eastman Kodak Co., 10.6%, 3/15/19(e)(g)	Information Technology	7,500	7,408	5,788
First Data Corp., 8.9%, 8/15/20(d)(e)	Information Technology	6,300	6,346	6,395
Grifols, SA, 8.3%, 2/1/18(d)(g)	Healthcare	2,500	2,500	2,639
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,132	12,942
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(g)	Telecommunication Services	2,000	2,000	2,085
Kabel BW, 7.5%, 3/15/19(d)(g)	Telecommunication Services	665	665	709
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Telecommunication Services	5,000	4,973	5,163
Paetec Holdings Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,798	5,104
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,368
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	720	720	737
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,193	16,259
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,255	14,436
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,910	8,369
Titlemax, Inc., 13.3%, 7/15/15(e)	Industrials	14,500	15,401	15,735
United Refining, Co., 10.5%, 2/28/18(e)	Energy	1,185	1,146	1,116

Total Senior Secured Bonds			128,748	122,758
Subordinated Debt—15.1%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(f)	Industrials	10,000	9,800	9,800
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Materials	4,000	4,000	3,892
AMC Networks Inc., 7.8%, 7/15/21(g)	Consumer Discretionary	2,900	2,900	3,169
Aquilex Corp., 11.1%, 12/15/16(e)(h)	Energy	10,000	9,738	4,105
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,004
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,247
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	4,334	3,994	4,255
Calumet Lubricants Co., LP, 9.4%, 5/1/19(g)	Energy	5,800	5,800	5,663
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,843	11,052
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,010
Cumulus Media Inc., 7.8%, 5/1/19(g)	Consumer Discretionary	5,000	4,394	4,466
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	4,500	4,235	4,336
Entercom Radio, LLC, 10.5%, 12/1/19(d)(g)	Consumer Discretionary	13,500	13,347	13,542
Gymboree Corp., 9.1%, 12/1/18	Consumer Discretionary	2,000	1,533	1,775
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Industrials	2,689	2,347	1,954
Hughes Satellite Systems Corp., 7.6%, 6/15/21(d)(g)	Telecommunication Services	1,310	1,310	1,376
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	47,000	46,089	47,000
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,929	14,850

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	$1,200	$1,200	$1,153
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Healthcare	14,660	13,798	14,468
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	9,200	8,834	8,004
NCO Group Inc., L+488, 11/15/13(e)	Information Technology	7,000	6,485	6,805
Pharmaceutical Product Development Inc., 9.5%, 12/1/19	Healthcare	2,900	2,900	3,038
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(g)	Energy	1,000	865	1,000
Sealed Air Corp., 8.4%, 9/15/21(d)(g)	Industrials	2,667	2,667	2,949
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Information Technology	2,000	2,000	2,009
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)	Healthcare	32,500	31,526	31,525
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,964	3,045
WCA Waste Corp., 7.5%, 6/15/19	Industrials	3,930	3,930	3,987

Total Subordinated Debt			229,428	226,479
Collateralized Securities—4.6%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Financials	2,000	1,123	1,240
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Financials	4,775	3,109	3,206
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Financials	2,252	1,750	1,563
Base CLO I Class E, EURIBOR+500, 10/17/18(g)	Financials	€1,500	1,002	1,221
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Financials	$2,000	921	1,162
Carlyle Azure CLO Class Income, 21.3%, 5/27/20(g)	Financials	28,000	16,645	15,360
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Financials	1,919	1,188	1,195
Galaxy VII CLO Class Subord., 20.2%, 10/13/18(g)	Financials	2,000	1,341	1,518
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Financials	6,500	3,226	3,870
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Financials	4,000	2,277	2,366
Mountain View CLO II Class Pref., 25.9%, 1/12/21(g)	Financials	9,225	6,082	6,574
Octagon CDO 2007 1A Class Income, 43.9%, 8/25/21(g)	Financials	4,000	2,440	3,889
Octagon CLO 2006 10A Class Income, 35.3%, 10/18/20(g)	Financials	4,375	3,112	4,183
Rampart CLO 2007 1A Class Subord., 21.9%, 10/25/21(g)	Financials	10,000	7,146	8,233
Stone Tower CLO VI Class Subord., 22.4%, 4/17/21(g)	Financials	5,000	3,793	4,801
Trimaran CLO IV Ltd. Class Pref., 16.6%, 12/1/17(g)	Financials	12,500	8,309	7,985

Total Collateralized Securities			63,464	68,366

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—1.0%
East Cameron Partners, LP, Common Equity(h)	Energy	14,757	$600	$—
East Cameron Partners, LP, Preferred Equity(h)	Energy	887	100	24
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(h)	Consumer Discretionary	71	—	798
Florida Gaming Corp., Strike: $25.00, Warrants(h)	Consumer Discretionary	226,635	—	1
Ipreo Holdings LLC, Common Equity(h)	Information Technology	1,000,000	1,000	950
JW Aluminum Co., Common Equity(h)	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity(h)	Industrials	52,101	1,500	1,563
Milagro Holdings, LLC, Common Equity(h)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(h)	Energy	283,947	11,181	9,228
VPG Group Holdings LLC, Class A-2 Units(h)	Materials	2,500,000	2,500	2,500

Total Equity/Other			20,156	15,064

TOTAL INVESTMENTS—123.1%			$1,862,279	1,844,358

LIABILITIES IN EXCESS OF OTHER ASSETS—(23.1%)				(345,466)

NET ASSETS—100%				$1,498,892

Total Return Swap		Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)(g)		$298,498		$(1,996)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(f)	Position or portion thereof unsettled as of December 31, 2011.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(h)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2012, the Company had four wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010, Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011, Locust Street Funding LLC, or Locust Street, which was established on July 5, 2011, and Race Street Funding LLC, or Race Street, which was established on July 5, 2011. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its continuous public offering and through May 14, 2012, the Company has sold 234,018,906 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,461,756. As of May 14, 2012, the Company had raised total gross proceeds of $2,462,756, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the three months ended March 31, 2012 and 2011, the Company sold 42,836,184 and 18,759,131 shares for gross proceeds of $452,338 and $199,296 at an average price per share of $10.56 and $10.62, respectively. The gross proceeds received during the three months ended March 31, 2012 and 2011 include reinvested stockholder distributions of $17,206 and $3,828, respectively, for which the Company issued 1,792,143 and 376,330 shares of common stock, respectively. During the period from April 1, 2012 to May 14, 2012, the Company sold 30,241,254 shares of common stock for gross proceeds of $322,159 at an average price per share of $10.65.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $40,660 and $18,140 for the three months ended March 31, 2012 and 2011, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet and schedule of investments are derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

Reclassifications: Certain amounts in the 2011 financial statements have been reclassified to conform to the classifications used to prepare the 2012 financial statements. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2012, the Company accrued a capital gains incentive fee of $14,801 based on the performance of its portfolio, of which $14,719 was based on unrealized gains and $82 was based on realized gains. During the three months ended March 31, 2011, the Company accrued $3,271 in capital gains incentive fees based on the performance of its portfolio during such period, of which $2,142 was based on unrealized gains and $1,129 was based on realized gains. As of March 31, 2012, the Company had accrued $14,801 in capital gains incentive fees.

Note 3. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Recently Issued Accounting Standards (continued)

requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has implemented this guidance and it did not have a material impact on its consolidated financial statements, except for enhanced disclosures around fair value measurements.

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

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. During the three months ended March 31, 2012 and 2011, FB Advisor earned $12,204 and $4,761, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $8,631 and $3,297, respectively, of these fees during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $13,145 in management fees payable to FB Advisor.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains, however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2012, the Company accrued a capital gains incentive fee of $14,801 based on the performance of its portfolio, of which $14,719 was based on unrealized gains and $82 was based on realized gains. During the three months ended March 31, 2011, the Company accrued $3,271 in capital gains incentive fees based on the performance of its portfolio during such period, of which $2,142 was based on unrealized gains

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

and $1,129 was based on realized gains. As of March 31, 2012, the Company had accrued $14,801 in capital gains incentive fees.

The Company also reimburses FB Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2012 and 2011, the Company incurred administrative services expenses of $903 and $584, respectively, attributable to FB Advisor. Of these expenses, for the three months ended March 31, 2012 and 2011, $740 and $578, respectively, related to the allocation of costs of administrative personnel for services provided to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $174 and $477, respectively, for the services rendered under this arrangement during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $883 in administrative services expenses payable to FB Advisor.

The dealer manager for the Company’s public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the three months ended March 31, 2012 and 2011, FS2 retained $7,783 and $3,568, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s Registration Statement was declared effective by the SEC and the Company was successful in raising gross proceeds from unrelated outside investors of at least $2,500, or the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor) have been recovered. On January 2, 2009, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $0 and $641 to FB Advisor and its affiliates during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
March 31, 2011	$0.1929	$9,948
Fiscal 2012
March 31, 2012	$0.2016	$37,014

On April 10, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on April 30, 2012 to stockholders of record on April 13, 2012 and April 30, 2012, respectively. On May 11, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which are expected to be paid on May 31, 2012 to stockholders of record on May 15, 2012 and May 30, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	37,014	100%	7,965	80%
Capital gains proceeds from the sale of assets	—	—	1,983	20%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$37,014	100%	$9,948	100%

(1)	During the three months ended March 31, 2012 and 2011, 94% and 92%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 6% and 8%, respectively, was attributable to non-cash accretion of discount.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the three months ended March 31, 2012 and 2011 was $35,006 and $7,965, respectively. As of March 31, 2012 and December 31, 2011, the Company had $137 and $2,145, respectively, of undistributed net investment income on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of the Company’s operations, the reversal of interest income earned on a tax basis due to the required accretion of discount on a non-performing loan which was sold during the three months ended March 31, 2011, the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
GAAP-basis net investment income	$14,892	$6,016
Amortization of organizational costs	(11)	(11)
Reversal of tax accretion of discount on investment due to sale	—	(182)
Reversal of incentive fee accrual on unrealized gains	14,719	2,142
GAAP realized gains on total return swap	5,074	—
Accretion of discount on total return swap	332	—

Tax-basis net investment income	$35,006	$7,965

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

As of March 31, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$137	$2,145
Incentive fee accrual on unrealized gains	(14,719)	—
Unamortized organizational costs	(504)	(515)
Capital loss carryforward	(3,085)	—
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	44,934	(20,263)

	$26,763	$(18,633)

(1)	As of March 31, 2012 and December 31, 2011, the gross unrealized appreciation on the Company’s investments and total return swap was $72,446 and $27,769, respectively. As of March 31, 2012 and December 31, 2011, the gross unrealized depreciation on the Company’s investments and total return swap and loss on foreign currency was $27,512 and $48,032, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,204,781 and $1,862,625 as of March 31, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s total return swap, or TRS, with Citibank, N.A., or Citibank, was $44,934 and $(20,263) as of March 31, 2012 and December 31, 2011, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	(Unaudited)			December 31, 2011
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,206,091	$1,227,172	55%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	413,811	412,594	18%	397,266	388,508	21%
Senior Secured Bonds	150,317	148,707	7%	128,748	122,758	7%
Subordinated Debt	293,440	304,735	13%	229,428	226,479	12%
Collateralized Securities	59,322	73,961	3%	63,464	68,366	4%
Equity/Other	81,122	80,030	4%	20,156	15,064	1%

	$2,204,103	$2,247,199	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2012, the Company had four such investments, all of which were revolving loan agreements with an aggregate unfunded commitment of $19,486. As of December 31, 2011, the Company had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$519,900	23%	$445,714	24%
Consumer Staples	69,992	3%	64,962	4%
Energy	175,124	8%	92,596	5%
Financials	136,441	6%	114,529	6%
Healthcare	236,780	10%	206,205	11%
Industrials	536,445	24%	404,841	22%
Information Technology	332,263	15%	309,321	17%
Materials	108,767	5%	101,262	5%
Telecommunication Services	113,736	5%	84,082	5%
Utilities	17,751	1%	20,846	1%

Total	$2,247,199	100%	$1,844,358	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of March 31, 2012 and December 31, 2011, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2012
Valuation Inputs	(Unaudited)		December 31, 2011
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	2,247,199	2,516	1,844,358	(1,996)

	$2,247,199	$2,516	$1,844,358	$(1,996)

The Company’s investments as of March 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Twelve senior secured loan investments and five subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was purchased near March 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. The Company valued its TRS for a portfolio of senior secured floating rate loans in accordance with the agreements governing such arrangement. Pursuant to those agreements, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company’s TRS, see Note 8.

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each investment was the best indication of its fair value. The Company valued its TRS for a portfolio of senior secured floating rate loans in accordance with the agreements governing such arrangement. Pursuant to those agreements, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2012 and 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the three months ended March 31, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,023,183	$388,508	$122,758	$226,479	$68,366	$15,064	$1,844,358
Accretion of discount (amortization of premium)	1,733	957	(89)	269	210	—	3,080
Net realized gain/loss	2,663	195	13	(6,406)	433	—	(3,102)
Net change in unrealized appreciation (depreciation)	21,115	7,541	4,380	14,244	9,737	4,000	61,017
Purchases	309,757	61,781	29,908	99,018	—	60,966	561,430
Sales and redemptions	(131,279)	(46,388)	(8,263)	(28,869)	(4,785)	—	(219,584)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,227,172	$412,594	$148,707	$304,735	$73,961	$80,030	$2,247,199

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date
	$26,878	$6,993	$3,910	$8,119	$9,954	$4,000	$59,854

	For the three months ended March 31, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$733,580
Accretion of discount (amortization of premium)	921	303	—	25	167	1,416
Net realized gain/loss	3,259	999	516	879	—	5,653
Net change in unrealized appreciation (depreciation)	(325)	4,705	586	853	4,626	10,445
Purchases	366,268	81,489	20,305	44,116	35,896	548,074
Sales and redemptions	(342,163)	(22,830)	(9,249)	(21,964)	(2,478)	(398,684)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$512,065	$200,628	$47,954	$75,087	$64,750	$900,484

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date
	$2,127	$5,014	$913	$1,134	$4,630	$13,818

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2012 were as follows:

Type of Investment	Fair Value at March 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Senior Secured Loans—First Lien:	$278,361	Market Comparables	Market Yield (%)	7.5% -17.5%
			Proved Reserves Multiples (Mmboe)	$8.0 - $9.0
		Recent Transaction	Third-party Bid	N/A
Senior Secured Loans—Second Lien:	60,828	Market Comparables	Market Yield (%)	9.8% -16.8%
Subordinated Debt:	149,531	Market Comparables	Market Yield (%)	11.5% - 14.3%
Equity/Other:	80,030	Market Comparables	Market Yield (%)	13.8% - 16.0%
			EBITDA Multiples (x)	4.5x - 13.0x
			Production Multiples (Mmb/d)	$57,500.0 -$62,500.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $13.0
			PV-10 Multiples (x)	0.9x - 1.0x
		Discounted Cash Flow	Discount Rate (%)	15.5% - 17.5%
		Option Valuation Model	Volatility (%)	35.0% - 55.0%
		Recent Transaction	Third-party Bid	N/A

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. The TRS was valued in accordance with the agreements governing such arrangement as discussed above. One of the Company’s senior secured loan investments, which was purchased near March 31, 2012, was valued at cost ($44,100), as the Company’s board of directors determined that the cost of the investment was the best indication of its fair value.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Total Return Swap

On March 18, 2011, Arch Street entered into the TRS with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans subject to the TRS from $200,000 to $300,000, and on February 16, 2012, Arch Street entered into a second amendment to the TRS to increase this amount from $300,000 to $515,000.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, + 1.27% per annum (which rate was one-month LIBOR + 1.25% per annum prior to the increase in the size of the TRS to $515,000). In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($515,000), multiplied by (z) 1.27% per annum. If the TRS had been terminated as of March 31, 2012, Arch Street would have been required to pay an early termination fee of approximately $4,502. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street also pays Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of March 31, 2012 and December 31, 2011, the fair value of the TRS was $2,516 and $(1,996), respectively. The fair value of the TRS is reflected as an unrealized gain (loss) on total return swap on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.

As of March 31, 2012, Arch Street had selected 116 underlying loans with a total notional amount of $491,581 and posted $126,567 in cash collateral held by Citibank (of which only $109,791 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2011, Arch Street had selected 70 underlying loans with a total notional amount of $298,498 and posted $69,684 in cash collateral held by Citibank (of which only $61,460 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

The following is a summary of the underlying loans subject to the TRS as of March 31, 2012:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18	Consumer Discretionary	$4,781	$4,950	$169
AccentCare, Inc., L+300, 1.0% LIBOR Floor, 2/14/17	Healthcare	2,182	2,206	24
Advantage Sales & Marketing Inc., L+375, 1.5% LIBOR Floor, 12/17/17	Industrials	4,591	4,573	(18)
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/21/14	Financials	3,344	3,350	6
Allied Security Holdings LLC, L+425, 1.3% LIBOR Floor, 2/4/17	Industrials	3,881	3,874	(7)
Applied Systems, Inc., L+400, 1.3% LIBOR Floor, 12/8/16	Information Technology	2,600	2,625	25
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15	Healthcare	3,080	3,103	23
Aspect Software, Inc., L+450, 1.3% LIBOR Floor, 5/7/16	Information Technology	8,056	8,031	(25)
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/24/18	Financials	4,669	4,681	12
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(2)	Consumer Discretionary	2,719	2,798	79
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	6,845	6,794	(51)
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/8/17	Consumer Discretionary	9,509	9,682	173
BJ’s Wholesale Club, Inc., L+400, 1.3% LIBOR Floor, 9/28/18	Consumer Discretionary	4,264	4,511	247
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18	Information Technology	4,118	4,454	336
Brickman Group Holdings, Inc., L+550, 1.8% LIBOR Floor, 10/14/16	Consumer Discretionary	1,600	1,594	(6)
Burlington Coat Factory Warehouse Corp., L+475, 1.5% LIBOR Floor, 2/23/17	Consumer Discretionary	3,746	3,758	12
Bushnell Performance Optics, Inc., L+375, 8/24/13	Consumer Discretionary	7,358	7,358	—
Camp Systems International Inc., L+250, 3/31/14	Information Technology	781	777	(4)
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/23/17	Healthcare	4,793	4,807	14
CCC Information Services Group Inc., L+400, 1.5% LIBOR Floor, 11/11/15	Information Technology	2,573	2,559	(14)
Cequel Communications LLC, L+300, 1.0% LIBOR Floor, 2/14/19	Telecommunication Services	4,449	4,449	—
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17	Industrials	7,438	7,687	249
CompuCom Systems, Inc., L+350, 7/19/14	Information Technology	1,689	1,691	2
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,840	1,760	(80)
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18	Information Technology	4,728	4,872	144
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	2,811	2,935	124
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 11/10/18(2)	Telecommunication Services	1,216	1,196	(20)
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,859	7,474	(385)
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 3/15/18	Healthcare	6,704	6,754	50
Energy Transfer Equity LP, L+300, 0.8% LIBOR Floor, 3/26/17(2)	Energy	6,263	6,303	40
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(2)	Consumer Discretionary	1,149	1,181	32
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/11/17	Materials	1,583	1,586	3
Flexera Software Inc., L+625, 1.3% LIBOR Floor, 9/30/17	Information Technology	2,951	2,977	26
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	5,887	5,897	10
FREIF North American Power I LLC, L+450, 1.5% LIBOR Floor, 3/29/19	Energy	6,352	6,449	97
Gemini Holdings Inc., L+450, 1.5% LIBOR Floor, 6/16/17	Consumer Discretionary	3,667	3,667	—
Gentek Holding, LLC, L+350, 1.5% LIBOR Floor, 10/6/15	Materials	2,496	2,486	(10)
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16	Consumer Discretionary	1,511	1,505	(6)
Gibson Energy ULC, L+450, 1.3% LIBOR Floor, 6/6/18(2)	Energy	1,171	1,186	15
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16	Consumer Discretionary	3,091	3,096	5
Greeneden U.S. Holdings I, LLC,, L+525, 1.5% LIBOR Floor, 1/31/19	Telecommunication Services	1,690	1,735	45
Hamilton Lane Advisors LLC, L+500, 1.5% LIBOR Floor, 2/28/18	Consumer Discretionary	5,346	5,373	27
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16	Financials	9,536	9,500	(36)
Harrah’s Operating Co., Inc., L+425, 1/28/18(2)	Consumer Discretionary	7,496	7,541	45
Hawaiian Telcom Communications, Inc., L+575, 1.3% LIBOR Floor, 2/28/17	Telecommunication Services	4,191	4,213	22

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Hillman Group, Inc., L+350, 1.5% LIBOR Floor, 5/28/16	Consumer Discretionary	$1,374	$1,379	$5
Hubbard Radio, LLC, L+375, 1.5% LIBOR Floor, 4/28/17	Telecommunication Services	1,372	1,382	10
Hunter Fan Co., L+250, 4/16/14	Consumer Discretionary	3,689	3,669	(20)
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19	Industrials	5,674	5,826	152
Hyland Software, Inc., L+475, 1.3% LIBOR Floor, 12/17/16	Information Technology	3,228	3,261	33
Hyland Software, Inc., L+425, 1.5% LIBOR Floor, 12/17/16	Information Technology	5,196	5,164	(32)
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,457	7,485	28
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18	Healthcare	3,746	3,942	196
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18	Healthcare	4,814	4,994	180
Infogroup, Inc., L+425, 1.5% LIBOR Floor, 5/25/17	Consumer Discretionary	4,186	3,975	(211)
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(2)	Telecommunication Services	2,990	2,992	2
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18	Healthcare	5,429	5,231	(198)
InVentiv Health, Inc., L+500, 1.5% LIBOR Floor, 8/4/16	Healthcare	1,940	1,879	(61)
JHCI Acquisition, Inc., L+250, 6/19/14	Industrials	2,195	2,178	(17)
Kinetek Industries, Inc., L+250, 11/10/13(2)	Industrials	5,507	5,523	16
Kinetek Industries, Inc., L+550, 5/10/14(2)	Industrials	465	453	(12)
Kronos, Inc., L+500, 1.3% LIBOR Floor, 12/28/17	Information Technology	7,351	7,534	183
Lawson Software Inc., L+500, 1.3% LIBOR Floor, 3/16/18	Information Technology	8,366	8,512	146
Lord & Taylor, LLC, L+450, 1.3% LIBOR Floor, 1/11/19	Consumer Discretionary	2,538	2,576	38
Mattress Holding Corp., L+225, 1/18/14(2)	Consumer Discretionary	6,419	6,411	(8)
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(2)	Healthcare	1,519	1,521	2
Microsemi Corp., L+450, 1.3% LIBOR Floor, 2/15/18(2)	Industrials	3,567	3,598	31
Monitronics International, Inc., L+425, 1.3% LIBOR Floor, 3/14/18(2)	Consumer Discretionary	4,790	4,840	50
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(2)	Consumer Discretionary	5,057	4,976	(81)
Mosaic US Holdings Inc., L+275, 4/3/13	Consumer Discretionary	2,507	2,468	(39)
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(2)	Industrials	3,815	3,899	84
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 5/31/17	Materials	3,654	3,650	(4)
Nuveen Investments, Inc., L+550, 5/13/17	Financials	8,981	8,982	1
NXP Semiconductors N.V., L+425, 1.3% LIBOR Floor, 3/17/17(2)	Industrials	8,184	8,322	138
Orbitz Worldwide, Inc., L+300, 7/1/14(2)	Consumer Discretionary	3,879	4,003	124
OSI Restaurant Partners, LLC, L+225, 6/14/13	Consumer Discretionary	2,884	2,904	20
Ozburn Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16	Industrials	1,555	1,535	(20)
Pelican Products, Inc., L+350, 1.5% LIBOR Floor, 3/7/17	Industrials	1,333	1,325	(8)
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18	Healthcare	1,780	1,828	48
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17	Industrials	6,290	6,356	66
Protection One, Inc., L+450, 1.3% LIBOR Floor, 3/20/19	Consumer Discretionary	1,705	1,680	(25)
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	3,362	3,358	(4)
RadNet Management, Inc., L+375, 2.0% LIBOR Floor, 4/6/16	Healthcare	7,944	8,088	144
RBS Holdings Co. LLC, L+500, 1.5% LIBOR Floor, 3/21/17(2)	Consumer Discretionary	9,702	5,940	(3,762)
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542	1,537	(5)
RedPrairie Corp., L+400, 2.0% LIBOR Floor, 3/24/16	Information Technology	2,666	2,664	(2)
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 8/9/18(2)	Consumer Discretionary	10,777	10,900	123
Reynolds Group Holdings, Inc., L+325, 1.0% LIBOR Floor, 2/9/18(2)	Consumer Discretionary	2,150	2,379	229
Rocket Software Inc., L+550, 1.5% LIBOR Floor, 2/10/18	Information Technology	4,888	4,994	106
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(2)	Consumer Staples	2,755	2,812	57
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	4,878	4,829	(49)
Savers, Inc., L+300, 1.3% LIBOR Floor, 3/4/17	Consumer Discretionary	1,284	1,278	(6)
Scitor Corp., L+350, 1.5% LIBOR Floor, 2/15/17	Industrials	2,961	2,921	(40)
Scotsman Industries, Inc., L+425, 1.5% LIBOR Floor, 4/30/16	Industrials	1,316	1,307	(9)
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,203	1,235	32
Spectrum Brands, Inc., L+400, 1.0% LIBOR Floor, 6/17/16(2)	Consumer Discretionary	1,286	1,286	—
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,762	4,757	(5)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	5,695	5,974	279
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	5,893	5,843	(50)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17	Healthcare	7,626	7,205	(421)
SymphonyIRI Group Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,079	2,086	7

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Taminco Global Chemical Corp., L+500, 1.3% LIBOR Floor, 2/15/19(2)	Industrials	$471	$484	$13
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	978	973	(5)
Telesat Canada, Inc., L+325, 1.0% LIBOR Floor, 3/28/19(2)	Telecommunication Services	6,965	6,983	18
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/19/18(2)	Industrials	5,061	5,235	174
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17	Consumer Discretionary	6,206	6,193	(13)
TravelCLICK Holdings, Inc., L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,817	7,817	—
U.S. Security Associates Holdings, Inc., L+475, 1.3% LIBOR Floor, 7/28/17	Consumer Discretionary	4,682	4,695	13
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18	Industrials	4,387	4,445	58
United Surgical Partners International, Inc., L+475, 1.3% LIBOR Floor, 4/3/19	Healthcare	7,296	7,333	37
Veyance Technologies, Inc., L+250, 7/31/14	Industrials	8,842	8,799	(43)
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,524	7,524	—
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Industrials	2,933	2,969	36
Wall Street Systems Inc., L+400, 1.5% LIBOR Floor, 2/2/17	Information Technology	2,445	2,445	—
Wilton Products, Inc., L+325, 8/1/14	Consumer Discretionary	1,272	1,224	(48)
Yankee Candle Co. Inc., L+400, 1.3% LIBOR Floor, 4/2/19	Consumer Discretionary	5,893	5,969	76

TOTAL		$491,581	$490,732	(849)

	Total TRS Accrued Income and Liabilities:			3,365

	Total TRS Fair Value:			$2,516

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2011:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18	Consumer Discretionary	$4,792	$4,887	$95
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/21/14	Financials	1,949	1,937	(12)
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15	Healthcare	3,096	3,102	6
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/24/18	Financials	4,725	4,669	(56)
Atlantic Broadband Finance, LLC, L+300, 1.0% LIBOR Floor, 11/29/15	Consumer Discretionary	3,667	3,789	122
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(2)	Consumer Discretionary	5,444	5,583	139
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	9,871	9,478	(393)
B&G Foods Corp., L+350, 1.0% LIBOR Floor, 11/18/18(2)	Consumer Staples	728	736	8
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/8/17	Consumer Discretionary	6,800	6,889	89
Beacon Merger Sub. Inc., L+575, 1.3% LIBOR Floor, 9/30/18	Consumer Discretionary	4,275	4,508	233
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16	Information Technology	1,762	1,744	(18)
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18	Information Technology	4,128	4,243	115
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/23/17	Healthcare	4,806	4,440	(366)
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17	Industrials	7,475	7,187	(288)
Colfax Corp., L+350, 1.0% LIBOR Floor, 1/30/19(2)	Industrials	2,944	2,973	29
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,849	1,718	(131)
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18	Information Technology	4,728	4,797	69
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	2,825	2,835	10
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 11/10/18(2)	Telecommunication Services	1,219	1,225	6
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,900	6,942	(958)
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 3/15/18	Healthcare	6,738	6,580	(158)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18	Consumer Discretionary	$1,181	$1,200	$19
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/11/17	Materials	7,380	7,350	(30)
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	5,887	5,900	13
Gemini Holdings Inc., L+450, 1.5% LIBOR Floor, 6/16/17	Consumer Discretionary	3,667	3,686	19
Gibson Energy ULC, L+450, 1.3% LIBOR Floor, 6/6/18(2)	Energy	7,132	7,175	43
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16(2)	Healthcare	4,345	4,312	(33)
HarbourVest Partners LP, L+475, 1.5% LIBOR Floor, 12/17/16	Financials	10,321	10,238	(83)
Hubbard Radio, LLC, L+375, 1.5% LIBOR Floor, 4/28/17	Telecommunication Services	1,378	1,358	(20)
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/19/19	Industrials	5,674	5,754	80
Hyland Software, Inc., L+425, 1.5% LIBOR Floor, 12/17/16	Information Technology	3,970	3,910	(60)
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,494	7,254	(240)
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18	Healthcare	3,765	3,940	175
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18	Healthcare	4,838	4,863	25
Infogroup, Inc., L+425, 1.5% LIBOR Floor, 5/25/17	Consumer Discretionary	4,186	3,837	(349)
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(2)	Telecommunication Services	2,997	2,959	(38)
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18	Healthcare	2,524	2,435	(89)
Kar Holdings, Inc., L+375, 1.3% LIBOR Floor, 5/19/17	Industrials	4,908	4,948	40
Kronos, Inc., L+500, 1.3% LIBOR Floor, 12/28/17	Information Technology	7,370	7,295	(75)
Lord & Taylor, LLC, L+450, 1.3% LIBOR Floor, 1/11/19	Consumer Discretionary	2,538	2,556	18
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/22/16(2)	Healthcare	1,527	1,513	(14)
Microsemi Corp., L+450, 1.3% LIBOR Floor, 2/15/18(2)	Industrials	1,914	1,947	33
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(2)	Consumer Discretionary	5,083	4,745	(338)
NBTY, Inc., L+325, 1.0% LIBOR Floor, 10/1/17	Consumer Discretionary	3,766	3,941	175
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(2)	Industrials	3,834	3,942	108
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 5/31/17	Materials	3,814	3,728	(86)
NXP Semiconductors N.V., L+425, 1.3% LIBOR Floor, 3/17/17(2)	Industrials	2,286	2,301	15
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18	Healthcare	1,784	1,798	14
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	1,747	1,708	(39)
Ranpak Corp., L+350, 1.3% LIBOR Floor, 4/15/17	Industrials	2,433	2,357	(76)
RBS Holdings Co. LLC, L+500, 1.5% LIBOR Floor, 3/21/17(2)	Consumer Discretionary	9,751	7,761	(1,990)
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542	1,514	(28)
Reynolds Group Holdings, Inc., L+460, 1.2% LIBOR Floor, 7/31/18(2)	Consumer Discretionary	7,074	7,279	205
Sensus USA Inc., L+350, 1.3% LIBOR Floor, 5/5/17	Industrials	4,930	4,951	21
Six Flags Theme Parks, Inc., L+325, 1.0% LIBOR Floor, 12/16/18(2)	Consumer Discretionary	1,980	1,988	8
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,209	1,239	30
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,786	4,715	(71)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	6,053	6,000	(53)
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	5,893	5,804	(89)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/4/17	Healthcare	7,665	7,107	(558)
SymphonyIRI Group Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,090	2,079	(11)
Terex Corp., L+400, 1.5% LIBOR Floor, 7/26/17(2)	Industrials	1,856	1,882	26
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17	Consumer Discretionary	3,251	3,207	(44)
TravelCLICK Holdings, Inc., L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,856	7,856	—
Unifrax Corp., L+550, 1.5% LIBOR Floor, 11/18/18	Industrials	1,974	2,018	44
US Security Associates, Inc., L+475, 1.5% LIBOR Floor, 7/26/17	Consumer Discretionary	2,475	2,464	(11)
Verint Systems Inc., L+325, 1.3% LIBOR Floor, 10/15/17(2)	Information Technology	2,712	2,698	(14)
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,624	7,585	(39)
Wall Street Systems Inc., L+400, 1.5% LIBOR Floor, 2/2/17	Information Technology	2,567	2,515	(52)
Waste Industries USA, Inc., L+350, 1.3% LIBOR Floor, 3/17/17	Industrials	3,746	3,911	165

TOTAL		$298,498	$293,785	(4,713)

	Total TRS Accrued Income and Liabilities:			2,717

	Total TRS Fair Value:			$(1,996)

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. During the three months ended March 31, 2012, the Company repurchased 385,526 shares at $9.585 per share for aggregate consideration totaling $3,695. On April 2, 2012, the Company repurchased 411,815 shares at $9.675 per share for aggregate consideration totaling $3,984.

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

The March 2012 amendment extended the maturity date of the credit facility to March 23, 2013, increased the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduced the interest rate for all borrowings under the credit facility to a rate of LIBOR + 1.50% per annum. In connection with the March 2012 amendment, Broad Street paid Deutsche Bank a setup fee of $950 and has agreed to pay Deutsche Bank an additional $950 upon the termination date of the credit facility, provided that such termination fee will not be payable if Broad Street refinances the credit facility with Deutsche Bank or enters into an alternate financing arrangement with or through Deutsche Bank.

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

As of March 31, 2012 and December 31, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $2,504 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of March 31, 2012, $927 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the credit facility was 1.96% as of March 31, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $2,424 and $2,193 for the three months ended March 31, 2012 and 2011, respectively, of which $194 and $206, respectively, related to the amortization of deferred financing costs. The Company paid $2,236 and $1,777 in interest expense for the three months ended March 31, 2012 and 2011, respectively. The average borrowings under the credit facility for the three months ended March 31, 2012 and 2011 were $340,000 and $331,696, respectively, with a weighted average interest rate of 2.62% and 2.40%, respectively.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separately from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the credit facility and as such are not available to pay the debts of the Company. The following are the balance sheets of Broad Street as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$682,754 and $652,920, respectively)	$690,535	$644,885
Cash	12,445	18,347
Receivable for investments sold and repaid	3,572	10
Interest receivable	4,737	3,836
Deferred financing costs	927	171
Prepaid expenses and other assets	4	—

Total assets	$712,220	$667,249

Liabilities
Payable for investments purchased	$35,283	$18,912
Credit facility payable	340,000	340,000
Due to FS Investment Corporation	896	914
Interest payable	1,225	1,231
Accrued expenses	24	28

Total liabilities	377,428	361,085

Member’s equity	334,792	306,164

Total liabilities and member’s equity	$712,220	$667,249

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

Pursuant to the financing transaction, loans in the Company’s portfolio having an aggregate market value of up to $800,000 may be sold by the Company from time to time to Locust Street, a special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an asset transfer agreement the Company entered into with Locust Street, or the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of March 31, 2012, the Company had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to the Company. The Company owns all of the equity in Locust Street.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

Loans purchased by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued by Locust Street from time to time to Race Street, another special-purpose bankruptcy-remote subsidiary of the Company, pursuant to an indenture that Locust Street entered into with Citibank, as trustee, or the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase up to $560,000 in aggregate principal amount of such Class A Notes. The Company owns all of the equity in Race Street.

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

As of March 31, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $420,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $300,000 and $214,286, respectively. As of March 31, 2012 and December 31, 2011, the fair value of loans held by Locust Street was $699,451 and $576,830, respectively, which included loans purchased by Locust Street with proceeds from the issuance of Class A Notes. On April 16, 2012, an additional Class A Note in the principal amount of $70,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $50,000. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2012 and December 31, 2011, Race Street’s liability under the JPM Facility was $300,000 and $214,286, respectively, plus $2,385 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of March 31, 2012, $353 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.82% as of March 31, 2012. The Company recorded interest expense of $2,757 for the three months ended March 31, 2012, of which $27 related to the amortization of deferred financing costs. The Company paid $1,639 in interest expense during the three months ended March 31, 2012. The average borrowings under the JPM Facility for the three months ended March 31, 2012 were $283,987 with a weighted average interest rate of 3.79%.

Amounts outstanding under the JPM Facility will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2012 and the year ended December 31, 2011:

	Three Months Ended March 31, 2012 (Unaudited)	Year Ended December 31, 2011
Per Share Data(1):
Net asset value, beginning of period	$9.35	$9.42

Results of operations(2)
Net investment income	0.08	0.76
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.37	(0.19)

Net increase (decrease) in net assets resulting from operations	0.45	0.57

Stockholder distributions(3)
Distributions from net investment income	(0.20)	(0.78)
Distributions from net realized gain on investments	—	(0.13)

Net decrease in net assets resulting from stockholder distributions	(0.20)	(0.91)

Capital share transactions
Issuance of common stock(4)	0.03	0.34
Repurchases of common stock(5)	—	—
Offering costs(2)	(0.01)	(0.07)

Net increase (decrease) in net assets resulting from capital share transactions	0.02	0.27

Net asset value, end of period	$9.62	$9.35

Shares outstanding, end of period	202,841,198	160,390,540

Total return(6)	5.04%	8.93%

Ratio/Supplemental Data:
Net assets, end of period	$1,950,756	$1,498,892

Ratio of net investment income to average net assets(7)	0.87%	8.10%

Ratio of incentive fees to average net assets(7)	0.86%	(0.46%)

Ratio of interest expense to average net assets(7)	0.30%	1.29%

Ratio of operating expenses to average net assets(7)	2.08%	5.01%

Portfolio turnover(7)	10.63%	72.28%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the three months ended March 31, 2012 and the year ended December 31, 2011.

(6)	The total return for the three months ended March 31, 2012 was calculated by taking the net asset value per share as of March 31, 2012, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(7)	Weighted average net assets during the period are used for this calculation. Ratios and portfolio turnover are not annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS Investment Corporation.

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

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies.

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FS Energy and Power Fund, FS Investment Corporation II, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2,500 from persons who were not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by a nationally-recognized statistical ratings organization and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of our total return swap. Net unrealized gains and losses on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

Portfolio Investment Activity For The Three Months Ended March 31, 2012 and For The Year Ended December 31, 2011

During the three months ended March 31, 2012, we made investments in portfolio companies totaling $561,430. During the same period, we sold investments totaling $79,704 and received principal repayments of $139,880.

As of March 31, 2012, our investment portfolio, with a total fair value of $2,247,199, consisted of interests in 218 portfolio companies (55% in first lien senior secured loans, 18% in second lien senior secured loans, 7% in senior secured bonds, 13% in subordinated debt, 3% in collateralized securities and 4% in equity/other) with an average annual EBITDA of approximately $384.0 million. As of March 31, 2012, the investments in our portfolio were purchased at an average price of 95.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 67.2% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.2% based upon the purchase price of our investments.

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

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)			December 31, 2011
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,206,091	$1,227,172	55%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	413,811	412,594	18%	397,266	388,508	21%
Senior Secured Bonds	150,317	148,707	7%	128,748	122,758	7%
Subordinated Debt	293,440	304,735	13%	229,428	226,479	12%
Collateralized Securities	59,322	73,961	3%	63,464	68,366	4%
Equity/Other	81,122	80,030	4%	20,156	15,064	1%

	$2,204,103	$2,247,199	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2012, we had four such investments, all of which were revolving loan agreements with an aggregate unfunded commitment of $19,486. As of December 31, 2011, we had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$519,900	23%	$445,714	24%
Consumer Staples	69,992	3%	64,962	4%
Energy	175,124	8%	92,596	5%
Financials	136,441	6%	114,529	6%
Healthcare	236,780	10%	206,205	11%
Industrials	536,445	24%	404,841	22%
Information Technology	332,263	15%	309,321	17%
Materials	108,767	5%	101,262	5%
Telecommunication Services	113,736	5%	84,082	5%
Utilities	17,751	1%	20,846	1%

Total	$2,247,199	100%	$1,844,358	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$17,405	1%	$—	—
2	2,109,851	94%	1,768,639	96%
3	93,564	4%	65,327	3%
4	25,808	1%	9,893	1%
5	571	0%	499	0%

	$2,247,199	100%	$1,844,358	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the three months ended March 31, 2012 and March 31, 2011

Revenues

We generated investment income of $50,535 and $17,924 for the three months ended March 31, 2012 and 2011, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt, collateralized loan obligations and collateralized debt obligations in our portfolio and dividends and other distributions earned on equity/other securities. Such revenues represent $47,455 and $16,508 of cash income earned as well as $3,080 and $1,416 in non-cash portions relating to accretion of discount for the three months ended March 31, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of investment income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $35,643 and $11,908 for the three months ended March 31, 2012 and 2011, respectively. Our operating expenses include base management fees attributed to FB Advisor of $12,204 and $4,761 for the three months ended March 31, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $903 and $584 for the three months ended March 31, 2012 and 2011, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We accrued incentive fee expenses of $14,801 and $3,271 for the three months ended March 31, 2012 and 2011, respectively, of which $14,719 and $2,142, respectively, was based on unrealized gains and $82 and $1,129, respectively, was based on realized gains. No such fee is actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $5,181 and $2,193 for the three months ended March 31, 2012 and 2011, respectively, in connection with our credit facility and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $421 and $222 for the three months ended March 31, 2012 and 2011, respectively. We incurred expenses with our stock transfer agent of $940 and $295 for the three months ended March 31, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $1,193 and $582 for the three months ended March 31, 2012 and 2011, respectively, and consisted of the following:

	Three Months Ended March 31,
	2012	201 1
Expenses associated with our independent audit and related fees	$162	$90
Compensation of our chief financial officer and our chief compliance officer(1)	21	42
Legal fees	177	53
Printing fees	176	83
Directors’ fees	210	132
Other	447	182

Total	$1,193	$582

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Prior to that date, we had contracted with Pine Hill Group, LLC to provide the services of Charles Jacobson as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item does not include compensation paid to our chief financial officer and only represents compensation paid to our chief compliance officer.

During the three months ended March 31, 2012 and 2011, the ratio of our operating expenses to our average net assets was 2.08% and 2.48%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Our ratio of operating expenses to our average net assets during the three months ended March 31, 2012 and 2011, includes $5,181 and $2,193, respectively, related to interest expense and $14,801 and $3,271, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.92% and 1.34%, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may also increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. The lower ratio of operating expenses to average net assets during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 can primarily be attributed to the spreading of our operating expenses over a larger asset base.

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

Over the next several quarters, we expect our operating expenses related to our ongoing operations to level off as we close our public offering and the size of our asset base stabilizes.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Net Investment Income

Our net investment income totaled $14,892 ($0.08 per share) and $6,016 ($0.12 per share) for the three months ended March 31, 2012 and 2011, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, the accelerated rate of capital raising in our public offering during the three months ended March 31, 2012 and the resulting cash drag due to the pace of deployment of such capital.

Net Realized Gains or Losses

We sold investments and received principal repayments of $79,704 and $139,880, respectively, during the three months ended March 31, 2012, from which we realized net losses of $3,102. We also realized a net gain on our TRS of $5,074 and a net gain of $17 from foreign currency transactions during the three months ended

March 31, 2012. We sold investments and received principal repayments of $252,903 and $145,781, respectively, during the three months ended March 31, 2011, from which we realized net gains of $5,653.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain/Loss on Foreign Currency

For the three months ended March 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $61,017, the net change in unrealized appreciation (depreciation) on our TRS was $4,512 and the net change in unrealized gain/loss on foreign currency totaled $0. For the three months ended March 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $10,393, the net change in unrealized appreciation (depreciation) on our TRS was $208, and the net change in unrealized gain/loss on foreign currency totaled $52. The net change in unrealized appreciation (depreciation) on our investments during each of the three months ended March 31, 2012 and 2011 was primarily driven by a general strengthening in the credit markets during the relevant periods.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2012, the net increase in net assets resulting from operations was $82,410 ($0.45 per share) compared to a net increase in net assets resulting from operations of $22,322 ($0.45 per share) during the three months ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2012, we sold 42,836,184 shares of our common stock for gross proceeds of $452,338. The gross proceeds received during the three months ended March 31, 2012 include reinvested stockholder distributions of $17,206, for which we issued 1,792,143 shares of common stock. During the three months ended March 31, 2012, we also incurred offering costs of $1,515 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $40,660 for the three months ended March 31, 2012. These sales commissions and fees include $7,783 retained by the dealer manager, FS2, which is one of our affiliates.

As of May 14, 2012, we have sold 234,018,906 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $2,461,756 since commencing our continuous public offering. Including the seed capital contributed by Messrs. Forman and Adelman, we have raised gross proceeds of $2,462,756 as of May 14, 2012.

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of our common stock, which we expect will close during May 2012.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

As of March 31, 2012, we had $315,568 in cash, which we have invested in interest bearing accounts, and $126,567 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we have conducted since December 31, 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)

December 31, 2010	January 3, 2011	99,633	$9.585	$955
March 31, 2011	April 1, 2011	158,258	9.675	1,531
June 30, 2011	July 1, 2011	79,250	9.675	767
September 30, 2011	October 3, 2011	121,089	9.585	1,161
December 31, 2011	January 3, 2012	385,526	9.585	3,695
March 31, 2012	April 2, 2012	411,815	9.675	3,984

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

As of March 31, 2012 and December 31, 2011, $340,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $2,504 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of March 31, 2012, $927 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the credit facility was 1.96% on March 31, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $2,424 and $2,193 for the three months ended March 31, 2012 and 2011, respectively, of which $194 and $206, respectively, related to the amortization of deferred financing costs. We paid $2,236 and $1,777 in interest expense for the three months ended March 31, 2012 and 2011, respectively. The average borrowings under the credit facility for the three months ended March 31, 2012 and 2011 were $340,000 and $331,696, respectively, with a weighted average interest rate of 2.62% and 2.40%, respectively.

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

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) 90%, multiplied by (y) the aggregate notional amount of the TRS ($515,000), multiplied by (z) 1.27% per annum. If the TRS had been terminated as of March 31, 2012, Arch Street would have been required to pay an early termination fee of approximately $4,502. Arch Street is required to pay a minimum usage fee in connection with the TRS. Arch Street also pays Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of March 31, 2012 and December 31, 2011, the fair value of the TRS was $2,516 and $(1,996), respectively. The fair value of the TRS is reflected as an unrealized gain (loss) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.

As of March 31, 2012, Arch Street had selected 116 underlying loans with a total notional amount of $491,581 and posted $126,567 in cash collateral held by Citibank (of which only $109,791 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2011, Arch Street had selected 70 underlying loans with a total notional amount of $298,498 and posted $69,684 in cash collateral held by Citibank (of which only $61,460 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

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

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $800,000 may be sold by us from time to time to Locust Street, a special-purpose bankruptcy-remote subsidiary of ours, pursuant to the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of March 31, 2012, we had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to us. We own all of the equity in Locust Street.

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

As of March 31, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $420,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $300,000 and $214,286, respectively. As of March 31, 2012 and December 31, 2011, the fair value of loans held by Locust Street was $699,451 and $576,830, respectively, which included loans purchased by Locust Street with proceeds from the issuance of

Class A Notes. On April 16, 2012, an additional Class A Note in the principal amount of $70,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $50,000. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2012 and December 31, 2011, Race Street’s liability under the JPM Facility was $300,000 and $214,286, respectively, plus $2,385 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of March 31, 2012, $353 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.82% as of March 31, 2012. We recorded interest expense of $2,757 for the three months ended March 31, 2012, of which $27 related to the amortization of deferred financing costs. We paid $1,639 in interest expense during the three months ended March 31, 2012. The average borrowings under the JPM Facility for the three months ended March 31, 2012 were $283,987 with a weighted average interest rate of 3.79%.

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

Following commencement of our operations, we declared our first distribution on January 29, 2009. Subject to the board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2012 or 2011 represented a return of capital for tax purposes.

We make our ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
March 31, 2011	$0.1929	$9,948

Fiscal 2012
March 31, 2012	$0.2016	$37,014

On April 10, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which were paid on April 30, 2012 to stockholders of record on April 13, 2012 and April 30, 2012, respectively. On May 11, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.033594 per share each, which are expected to be paid on May 31, 2012 to stockholders of record on May 15, 2012 and May 30, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects the sources of the cash distributions that we have paid on our common stock during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	37,014	100%	7,965	80%
Capital gains proceeds from the sale of assets	—	—	1,983	20%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$37,014	100%	$9,948	100%

(1)	During the three months ended March 31, 2012 and 2011, 94% and 92%, respectively, of our gross investment income was attributable to cash interest earned and 6% and 8%, respectively, was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the three months ended March 31, 2012 and 2011 was $35,006 and $7,965, respectively. As of March 31, 2012 and December 31, 2011, we had $137 and $2,145, respectively, of undistributed net investment income on a tax basis.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, the reversal of interest income earned on a tax basis due to the required accretion of discount on a non-performing loan which was sold during the three months ended March 31, 2011, the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
GAAP-basis net investment income	$14,892	$6,016
Amortization of organizational costs	(11)	(11)
Reversal of tax accretion of discount on investment due to sale	—	(182)
Reversal of incentive fee accrual on unrealized gains	14,719	2,142
GAAP realized gains on total return swap	5,074	—
Accretion of discount on total return swap	332	—

Tax-basis net investment income	$35,006	$7,965

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

As of March 31, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$137	$2,145
Incentive fee accrual on unrealized gains	(14,719)	—
Unamortized organizational costs	(504)	(515)
Capital loss carryforward	(3,085)	—
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	44,934	(20,263)

	$26,763	$(18,633)

(1)	As of March 31, 2012 and December 31, 2011, the gross unrealized appreciation on our investments and TRS was $72,446 and $27,769, respectively. As of March 31, 2012 and December 31, 2011, the gross unrealized depreciation on our investments and TRS and loss on foreign currency was $27,512 and $48,032, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $2,204,781 and $1,862,625 as of March 31, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $44,934 and $(20,263) as of March 31, 2012 and December 31, 2011, respectively.

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

Our investments as of March 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Twelve senior secured loan investments and five subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was purchased near March 31, 2012, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “—Financial Condition, Liquidity and Capital Resources—Total Return Swap.”

Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near December 31, 2011, were valued at cost, as our board of directors determined that the cost of each investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “—Financial Condition, Liquidity and Capital Resources—Total Return Swap.”

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2012, we accrued a capital gains incentive fee of $14,801 based on the performance of our portfolio, of which $14,719 was based on unrealized gains and $82 was based on realized gains. During the three months ended March 31, 2011, we accrued $3,271 in capital gains incentive fees based on the performance of our portfolio during such period, of which $2,142 was based on unrealized gains and $1,129 was based on realized gains. As of March 31, 2012, we had accrued $14,801 in capital gains incentive fees.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Consolidated Statements of Operations. During the three months ended March 31, 2012 and 2011, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2012 and 2011, we incurred $12,204 and $4,761, respectively, in base management fees and $903 and $584, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2012, we accrued a capital gains incentive fee of $14,801 based on the performance of our portfolio, of which $14,719 was based on unrealized gains and $82 was based on realized gains. During the three months ended March 31, 2011, we accrued $3,271 in capital gains incentive fees based on the performance of our portfolio during such period, of which $2,142 was based on unrealized gains and $1,129 was based on realized gains. As of March 31, 2012, we had accrued $14,801 in capital gains incentive fees.

As of March 31, 2012, $340,000 was outstanding under the credit facility between Broad Street and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 23, 2013. As of March 31, 2012, Race Street had sold $420,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $300,000. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between Broad Street and Deutsche Bank and the JPM Facility between Race Street and JPM at March 31, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Broad Street(1)	$340,000	$340,000	—	—	—
Borrowings of Race Street(2)	300,000	300,000	—	—	—

(1)	At March 31, 2012, $40,000 remained unused under the credit facility.

(2)	At March 31, 2012, $100,000 remained unused under the JPM Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the Accounting Boards on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have implemented this guidance and it did not have a material impact on our consolidated financial statements, except for enhanced disclosures around fair value measurements.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is paid a base management fee of 2.0% of average gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 8.0% hurdle, and 20.0% of net realized capital gains, if applicable. We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. During the three months ended March 31, 2012 and 2011, FB Advisor earned $12,204 and $4,761, respectively, in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $8,631 and $3,297, respectively, of these fees during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $13,145 in management fees payable to FB Advisor.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains. However, under the terms of our investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2012, we accrued a capital gains incentive fee of $14,801 based on the performance of our portfolio, of which $14,719 was based on unrealized gains and $82 was based on realized gains. During the three months ended March 31, 2011, we accrued $3,271 in capital gains incentive fees based on the performance of our portfolio during such period, of which $2,142 was based on unrealized gains and $1,129 was based on realized gains. As of March 31, 2012, we had accrued $14,801 in capital gains incentive fees.

We also reimburse FB Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FB Advisor’s actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2012 and 2011, we incurred administrative services expenses of $903 and $584, respectively, attributable to FB Advisor. Of these expenses, for the three months ended March 31, 2012 and 2011, $740 and $578, respectively, related to the allocation of costs of administrative personnel for services provided to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $174 and $477, respectively, for the services rendered under this arrangement during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $883 in administrative services expenses payable to FB Advisor.

The dealer manager for our public offering is FS2, which is one of our affiliates. During the three months ended March 31, 2012 and 2011, FS2 retained $7,783 and $3,568, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On January 2, 2009, we exceeded the minimum offering requirement. We paid total reimbursements of $0 and $641 to FB Advisor and its affiliates during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, no amounts were payable to FB Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, approximately 36.5% of our portfolio investments (based on fair value) paid fixed interest rates, approximately 1.5% were non-income producing and the remainder paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2012:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 50 basis points	239,469	$(15,532)	$223,937
Up 100 basis points	240,395	(25,179)	215,216
Up 200 basis points	256,407	(31,610)	224,797
Up 300 basis points	274,087	(38,041)	236,046

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2012 and 2011, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended March 31, 2012 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	385,526	$9.585	385,526	(1)
February 1 to February 29, 2012	—	—	—	—
March 1 to March 31, 2012	—		—	—

Total	385,526	$9.585	385,526	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is set forth in Note 9 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 9 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 11, 2012, we amended and restated our distribution reinvestment plan, or, as amended, the amended DRP. The amended DRP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, June 29, 2012.

The purpose of the amended DRP was to incorporate certain changes required in connection with the anticipated closing of our public offering in May 2012. No other material terms of the distribution reinvestment plan were amended in connection with the amended DRP.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009).

3.2	Amended and Restated Bylaws of FS Investment Corporation (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with the Company’s final prospectus filed pursuant to Rule 497 (File No. 333-174784) filed on November 1, 2011).

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of January 1, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011).

4.3*	Amended and Restated Distribution Reinvestment Plan, effective as of June 29, 2012.

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008).

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement by and between the Company and FB Income Advisor, LLC (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

10.3	Investment Sub-advisory Agreement by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008).

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011).

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement) (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011).

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011).

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008).

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011).

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012).

10.12	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010).

10.13	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010).

10.14	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010).

10.15	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011).

10.16	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011).

10.17	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.18	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.19	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011).

10.20	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.21	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, between the Company and Locust Street Funding LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.22	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.23	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.24	Locust Street Funding LLC Class A Floating Rate Secured Note due 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.25	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.26	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012).

10.27	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.28	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

10.29	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)