Form 10-Q
period 2012-06-30
FS Investment CORP
filed 2012-08-14
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 248,342,719 shares of common stock outstanding as of August 13, 2012.

PART I—FINANCIAL INFORMATION

Item	1. Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$2,909,025 and $1,862,279, respectively)	$2,947,983	$1,844,358
Cash	231,916	210,714
Due from counterparty	126,633	69,684
Receivable for investments sold and repaid	41,794	1,404
Interest receivable	34,653	16,535
Receivable for common stock purchased	160	—
Deferred financing costs	4,505	551
Unrealized gain on total return swap(1)	2,453	—
Receivable due on total return swap(1)	951	548
Prepaid expenses and other assets	294	431

Total assets	$3,391,342	$2,144,225

Liabilities
Unrealized loss on total return swap(1)	$—	$1,996
Payable for investments purchased	222,417	64,367
Credit facilities payable	387,967	340,000
Repurchase agreement payable(2)	350,000	214,286
Stockholder distributions payable	16,669	10,543
Management fees payable	15,385	9,572
Accrued capital gains incentive fee(3)	16,499	—
Administrative services expense payable	834	154
Interest payable	3,709	2,525
Deferred income	556	—
Other accrued expenses and liabilities	2,948	1,890

Total liabilities	1,016,984	645,333

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 246,968,207 and 160,390,540 shares issued and outstanding, respectively	247	160
Capital in excess of par value	2,349,585	1,517,365
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(1)	9,867	—
Accumulated undistributed (distributions in excess of) net investment income(4)	(27,013)	1,284
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	41,672	(19,917)

Total stockholders' equity	2,374,358	1,498,892

Total liabilities and stockholders’ equity	$3,391,342	$2,144,225

Net asset value per share of common stock at period end	$9.61	$9.35

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 12 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income
Interest income	$62,998	$24,990	$113,533	$42,914
Dividend income	56	—	56	—

Total investment income	63,054	24,990	113,589	42,914

Operating expenses
Management fees	15,345	6,023	27,549	10,784
Capitals gains incentive fees(1)	1,698	640	16,499	3,911
Administrative services expenses	1,431	404	2,334	988
Stock transfer agent fees	881	395	1,821	690
Accounting and administrative fees	425	172	846	394
Interest expense	5,346	2,267	10,527	4,460
Other general and administrative expenses	1,405	782	2,598	1,364

Total operating expenses	26,531	10,683	62,174	22,591

Net investment income	36,523	14,307	51,415	20,323

Realized and unrealized gain/loss
Net realized gain (loss) on investments	7,696	14,370	4,594	20,023
Net realized gain (loss) on total return swap(2)	4,793	—	9,867	—
Net realized gain (loss) on foreign currency	(4)	—	13	—
Net change in unrealized appreciation (depreciation) on investments	(4,138)	(11,957)	56,879	(1,564)
Net change in unrealized appreciation (depreciation) on total return swap(2)	(63)	1,079	4,449	1,287
Net change in unrealized gain (loss) on foreign currency	261	21	261	73

Total net realized and unrealized gain/loss on investments	8,545	3,513	76,063	19,819

Net increase (decrease) in net assets resulting from operations	$45,068	$17,820	$127,478	$40,142

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$0.20	$0.24	$0.62	$0.65

Weighted average shares outstanding	230,531,738	73,657,765	205,340,581	61,900,732

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 8 for a discussion of the Company's total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operations
Net investment income	$51,415	$20,323
Net realized gain (loss) on investments, total return swap and foreign currency(1)	14,474	20,023
Net change in unrealized appreciation (depreciation) on investments	56,879	(1,564)
Net change in unrealized appreciation (depreciation) on total return swap(1)	4,449	1,287
Net change in unrealized gain (loss) on foreign currency	261	73

Net increase (decrease) in net assets resulting from operations	127,478	40,142

Stockholder distributions(2)
Distributions from net investment income	(79,712)	(25,570)
Distributions from net realized gain on investments	(4,607)	(4,907)

Net decrease in net assets resulting from stockholder distributions	(84,319)	(30,477)

Capital share transactions
Issuance of common stock	803,314	458,967
Reinvestment of stockholder distributions	39,906	12,248
Repurchases of common stock	(7,679)	(2,486)
Offering costs	(3,234)	(2,297)

Net increase in net assets resulting from capital share transactions	832,307	466,432

Total increase in net assets	875,466	476,097
Net assets at beginning of period	1,498,892	389,232

Net assets at end of period	$2,374,358	$865,329

(1)	See Note 8 for a discussion of the Company's total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$127,478	$40,142
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,561,355)	(940,712)
Paid-in-kind interest	(1,076)	(351)
Proceeds from sales and repayments of investments	527,088	609,205
Net change in unrealized (appreciation) depreciation on investments	(56,879)	1,564
Net change in unrealized (appreciation) depreciation on total return swap(1)	(4,449)	(1,287)
Net change in unrealized (gain) loss on foreign currency	—	(73)
Net realized (gain) loss on investments	(4,594)	(20,023)
Accretion of discount	(6,809)	(3,502)
Amortization of deferred financing costs	572	428
(Increase) decrease in due from counterparty	(56,949)	(43,391)
(Increase) decrease in receivable for investments sold and repaid	(40,390)	(6,819)
(Increase) decrease in interest receivable	(18,118)	(6,374)
(Increase) decrease in receivable due on total return swap(1)	(403)	—
(Increase) decrease in prepaid expenses and other assets	137	(39)
Increase (decrease) in payable for investments purchased	158,050	(16,583)
Increase (decrease) in management fees payable	5,813	2,727
Increase (decrease) in accrued capital gains incentive fee	16,499	2,515
Increase (decrease) in administrative services expense payable	680	174
Increase (decrease) in interest payable	1,184	212
Increase (decrease) in deferred income	556	—
Increase (decrease) in other accrued expenses and liabilities	1,058	350

Net cash used in operating activities	(911,907)	(381,837)

Cash flows from financing activities
Issuance of common stock	803,154	458,967
Reinvestment of stockholder distributions	39,906	12,248
Repurchases of common stock	(7,679)	(2,486)
Offering costs	(3,234)	(2,297)
Payments to investment adviser for offering and organization costs(2)	—	(641)
Stockholder distributions	(78,193)	(27,218)
Borrowings under credit facilities(3)	47,967	42,799
Borrowings under repurchase agreement(4)	135,714	—
Deferred financing costs paid	(4,526)	(227)

Net cash provided by financing activities	933,109	481,145

Total increase in cash	21,202	99,308
Cash at beginning of period	210,714	38,790

Cash at end of period	$231,916	$138,098

(1)	See Note 8 for a discussion of the Company's total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(3)	During the six months ended June 30, 2012, the Company paid $4,270 in interest expense on the credit facilities.

(4)	See Note 12 for a discussion of the Company's repurchase transaction. During the six months ended June 30, 2012, the Company paid $4,501 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—59.8%
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(e)(f)(h)	Industrials	$54,363	$53,362	$54,634
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Discretionary	4,975	4,932	5,007
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Consumer Staples	4,850	4,779	4,880
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15(e)	Telecommunication Services	8,041	7,871	7,881
Airxcel, Inc., L+575, 1.8% LIBOR Floor, 2/23/16	Consumer Discretionary	1,959	1,940	1,910
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/29/19(d)(g)	Financials	10,000	9,850	9,925
Allen Systems Group, Inc., L+575, 1.8% LIBOR Floor, 11/21/15	Information Technology	4,932	4,848	4,734
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	7,261	7,222	7,237
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(e)(f)	Consumer Discretionary	44,288	43,265	44,288
American Racing & Entertainment, LLC, Term Loan A, L+700, 6/30/14(e)	Consumer Discretionary	15,250	15,250	15,098
American Racing & Entertainment, LLC, Term Loan B, 9.0%, 6/30/14(e)	Consumer Discretionary	7,750	7,750	7,711
American Racing & Entertainment, LLC, Term Loan C, 9.0%, 6/30/14(e)	Consumer Discretionary	1,900	1,900	1,890
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,789	8,778	8,798
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	10,198	10,111	10,172
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,852	1,840	1,842
Asurion, LLC, L+950, 1.5% LIBOR Floor, 8/16/19(e)	Financials	15,000	14,566	15,600
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17(d)	Information Technology	19,000	18,621	18,834
Audio Visual Services Group, Inc., L+225, 2/28/14	Information Technology	6,816	6,023	6,117
Avaya Inc., L+275, 10/24/14(d)	Information Technology	4,579	4,450	4,330
Avaya Inc., L+450, 10/26/17(d)	Information Technology	10,170	9,199	9,036
Aveta, Inc., L+650, 2.0% LIBOR Floor, 4/4/17(d)	Healthcare	19,536	19,237	19,463
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(h)	Consumer Discretionary	2,517	2,472	2,524
AZ Chem U.S. Inc., L+575, 1.5% LIBOR Floor, 12/22/17	Materials	4,318	4,197	4,357
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17	Consumer Discretionary	2,889	2,808	2,912
BBB Industries, LLC, L+450, 2.0% LIBOR Floor, 6/28/13	Consumer Discretionary	8,090	8,026	7,928
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)(f)	Information Technology	40,183	37,245	39,078
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(h)	Consumer Discretionary	6,062	5,956	6,104
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Energy	4,790	4,764	4,783
Caesars Entertainment Operating Co., Inc., L+425, 1/28/18(d)(g)(h)	Consumer Discretionary	10,500	9,296	9,029
Camp International Holding Co., L+525, 1.3% LIBOR Floor, 5/8/19(d)	Information Technology	4,412	4,368	4,483
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,872	9,833	9,460
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)	Consumer Discretionary	5,444	5,403	5,430
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)	Industrials	20,518	19,306	20,697
Citgo Petroleum Corp., L+600, 2.0% LIBOR Floor, 6/24/15(d)(h)	Energy	3,286	3,325	3,310
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(e)(h)	Energy	8,796	8,762	8,905
Clear Channel Capital I, LLC, L+365, 1/29/16(e)(g)	Consumer Discretionary	14,811	11,814	11,871
Consolidated Container Co. LLC, L+500, 1.3% LIBOR Floor, 7/3/19(g)	Industrials	1,111	1,100	1,113
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/6/19(d)	Consumer Discretionary	2,993	2,985	2,985
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)(g)	Industrials	11,957	11,752	11,871
Data Device Corp., L+600, 1.5% LIBOR Floor, 6/11/18(g)	Industrials	10,182	9,978	10,131
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18(d)	Information Technology	14,364	14,161	14,473
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17(f)	Consumer Discretionary	14,598	14,046	14,379
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,423	6,842	7,033
Dynegy Power, LLC, L+775, 1.5% LIBOR Floor, 8/5/16	Energy	7,952	8,137	8,283
East Cameron Partners, L.P., 18.0%, 10/11/12	Energy	249	249	169
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/20/13	Information Technology	4,767	4,691	4,769
Education Management Holdings LLC, L+700, 1.3% LIBOR Floor, 3/30/18(d)(h)	Consumer Discretionary	15,957	15,875	15,438
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/16	Industrials	235	215	222
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/17	Industrials	3,591	3,283	3,389
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(d)(h)	Consumer Discretionary	4,219	4,185	4,235
Everest Acquisition LLC, L+525, 1.3% LIBOR Floor, 5/25/18(d)	Energy	5,000	4,950	5,063

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	$21,483	$21,432	$21,349
Fibertech Networks, LLC, L+500, 1.8% LIBOR Floor, 11/30/16	Telecommunication Services	2,885	2,892	2,907
First Data Corp., L+275, 9/24/14(d)	Information Technology	490	419	473
First Data Corp., L+400, 3/24/18(d)	Information Technology	5,465	4,901	5,028
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	17,411	17,314	17,542
Flanders Corp., L+950, 1.5% LIBOR Floor, 5/14/18(e)(f)	Industrials	39,813	38,836	39,813
Fleetgistics Holdings, Inc., L+588, 2.0% LIBOR Floor, 3/23/15	Industrials	2,376	2,355	2,341
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Discretionary	13,000	12,796	13,000
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	9,838	9,421	9,013
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(h)	Industrials	1,896	1,794	1,800
Greeneden U.S. Holdings II, LLC, L+525, 1.5% LIBOR Floor, 1/31/19(d)	Telecommunication Services	2,408	2,362	2,421
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	7,823	6,976	7,423
Halifax Media Holdings LLC, L+1050, 0.8% LIBOR Floor, 12/31/16(e)(f)	Consumer Discretionary	25,000	24,447	24,250
Harland Clarke Holdings Corp., L+250, 6/30/14(d)	Industrials	10,717	9,607	9,631
Hawaiian Telcom Holdco, Inc., L+575, 1.3% LIBOR Floor, 2/28/17	Telecommunication Services	12,766	12,585	12,742
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,132	3,099	3,056
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)	Industrials	9,625	9,442	9,652
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,784	7,508	7,840
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,880	11,566	11,880
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 4/27/18(d)(g)(h)	Materials	16,346	16,101	16,040
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,410	4,375	4,410
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(h)	Information Technology	1,039	915	1,039
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(d)	Healthcare	5,060	5,016	4,748
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,702	14,390	14,666
Jason Inc., L+625, 2.0% LIBOR Floor, 9/21/14	Industrials	3,405	3,389	3,389
KIK Custom Products Inc., L+225, 5/31/14(d)(h)	Consumer Staples	10,328	9,561	9,432
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18	Healthcare	3,615	3,463	3,651
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)(f)	Industrials	71,715	70,448	72,566
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 5/15/17(d)	Energy	8,741	8,463	8,686
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(e)(h)	Information Technology	11,341	10,975	10,831
Lawson Software, Inc., L+500, 1.3% LIBOR Floor, 3/16/18(d)	Information Technology	8,451	8,369	8,508
Leading Edge Aviation Services, Inc., L+850, 1.5% LIBOR Floor, 4/5/18(f)	Industrials	36,434	35,732	36,434
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	6,651	6,575	6,285
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,295	4,246	4,039
Mosaic U.S. Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	834	753	792
Natural Products Group, LLC, L+700, 3.0% LIBOR Floor, 3/5/15	Consumer Discretionary	1,482	1,403	1,379
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(f)(g)	Industrials	12,736	12,099	12,577
NCO Group, Inc., L+675, 1.3% LIBOR Floor, 4/3/18(d)(f)	Information Technology	19,950	19,562	19,950
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(h)	Industrials	3,054	3,015	3,069
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Discretionary	4,293	4,210	4,295
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	17,332	17,185	16,898
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Information Technology	7,280	7,146	7,308
Ozburn-Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16	Industrials	3,494	3,503	3,258
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Healthcare	12,618	12,440	12,709
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/27/17(h)	Materials	9,975	9,785	10,093
Postmedia Network Inc., L+500, 1.3% LIBOR Floor, 7/13/16(d)(h)	Consumer Discretionary	7,750	7,797	7,699
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)	Industrials	14,218	14,035	14,360
Princeton Review, Inc., L+550, 1.5% LIBOR Floor, 12/7/14	Consumer Discretionary	1,178	1,060	1,040
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(h)	Consumer Discretionary	3,936	3,854	3,946
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/18(d)(h)	Consumer Discretionary	1,959	1,900	1,972
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 8/9/18(d)(h)	Consumer Discretionary	9,697	9,611	9,795
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,406	2,389	2,402

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sheridan Holdings, Inc., L+475, 1.3% LIBOR Floor, 6/29/18(g)	Healthcare	$2,979	$2,949	$2,979
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	12,237	12,172	12,260
Shield Finance Co. Sarl, L+450, 1.3% LIBOR Floor, 6/13/19(h)	Information Technology	11,029	10,866	10,898
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,723	5,389
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,876	5,806	5,860
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)(g)	Telecommunication Services	25,679	25,100	24,796
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)(h)	Information Technology	12,195	12,109	12,233
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,860	9,629	9,515
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	5,250	5,250	4,883
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	16,981	16,264	16,498
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Utilities	4,231	4,213	4,100
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,069	4,069	3,822
Summit Entertainment, LLC, L+550, 1.3% LIBOR Floor, 9/7/16(d)	Consumer Discretionary	8,975	8,850	8,952
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17	Healthcare	5,672	5,523	5,643
Surgical Care Affiliates, LLC, L+400, 12/30/17	Healthcare	2,717	2,407	2,660
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(g)(h)	Information Technology	2,071	1,861	1,852
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(g)(h)	Information Technology	4,929	4,431	4,408
Technicolor SA, EURIBOR+500, 2.0% LIBOR Floor, 5/26/16(g)(h)	Information Technology	€2,927	3,424	3,292
Technicolor SA, EURIBOR+600, 2.0% LIBOR Floor, 5/26/17(g)(h)	Information Technology	€7,028	8,218	7,904
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	$7,000	4,216	4,410
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(g)	Utilities	38,880	26,124	23,343
Thomson Reuters (Healthcare) Inc., L+550, 1.3% LIBOR Floor, 6/3/19(d)	Healthcare	8,219	8,056	8,229
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/19/18(d)(h)	Industrials	7,807	7,583	7,650
Titlemax, Inc., L+850, 1.5% LIBOR Floor, 6/15/15(e)	Industrials	25,000	24,751	24,750
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18	Energy	6,965	6,707	6,977
Toys “R” Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,632	6,604	6,259
Travelport LLC, L+450, 8/23/15(d)(g)	Consumer Discretionary	15,682	14,115	14,388
Twin-Star International, Inc., L+400, 4/24/13	Consumer Discretionary	7,641	7,515	7,584
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Industrials	14,030	13,756	14,170
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,542	6,542	6,435
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	12,000	10,632	11,384
Virtual Radiologic Corp., L+550, 1.8% LIBOR Floor, 12/22/16	Healthcare	3,555	3,488	3,173
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/5/16(e)(f)	Materials	56,620	55,622	55,771
WASH Multifamily Laundry Systems, LLC, L+500, 3.0% LIBOR Floor, 8/4/14	Industrials	3,860	3,825	3,837
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)(h)	Information Technology	31,917	28,561	31,797
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(f)(h)	Energy	4,205	4,209	4,199
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17(g)	Industrials	2,333	2,310	2,339
Woodstream Corp., L+350, 8/22/14	Consumer Discretionary	705	654	673
Woodstream Corp., L+375, 8/22/14	Consumer Discretionary	1,530	1,502	1,522
Yell Group Plc, L+300, 7/31/14(h)	Consumer Discretionary	758	685	219
Zayo Group, LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	7,019	6,863	7,052
Zayo Group, LLC, L+588, 1.3% LIBOR Floor, 7/2/19(g)	Telecommunication Services	7,143	7,000	7,177

Total Senior Secured Loans—First Lien			1,429,519	1,445,520
Unfunded Loan Commitments			(26,551)	(26,551)

Net Senior Secured Loans—First Lien			1,402,968	1,418,969
Senior Secured Loans—Second Lien—22.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Consumer Staples	19,000	19,074	19,131
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,839	19,891	19,822
AlixPartners, LLP, L+950, 1.3% LIBOR Floor, 12/27/19(d)(g)	Financials	15,000	14,550	14,719
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(h)	Healthcare	10,000	9,824	10,225
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,182	14,364

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)	Financials	$27,429	$27,308	$28,037
Atlantic Broadband Finance, LLC, L+850, 1.3% LIBOR Floor, 10/4/19(d)	Consumer Discretionary	22,000	21,862	21,808
Attachmate Corp., L+950, 1.5% LIBOR Floor, 10/27/18(d)(e)(g)	Information Technology	29,000	28,093	28,402
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19	Information Technology	22,000	20,024	20,368
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17	Information Technology	9,000	9,023	8,550
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Energy	6,923	6,809	6,854
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/8/19	Information Technology	6,207	6,084	6,308
Data Device Corp., L+1000, 1.5% LIBOR Floor, 6/14/19(e)(g)	Industrials	37,000	35,620	36,445
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(e)	Consumer Discretionary	46,800	45,979	46,800
Equipower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(g)	Utilities	7,000	6,860	7,020
FR Brand Acquisition Corp., L+600, 2/7/15(d)	Industrials	10,000	9,245	8,314
FR Brand Acquisition Corp., L+700, 2/7/15(d)	Industrials	3,000	2,867	2,453
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,969	6,137
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	4,455	4,386	4,526
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/27/18	Telecommunication Services	1,429	1,416	1,434
JHCI Holdings, Inc., L+550, 12/19/14	Industrials	11,250	10,392	10,125
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	16,095	16,520
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,979	2,955
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(d)(e)(h)	Consumer Discretionary	23,325	23,149	22,859
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/20/14	Industrials	7,500	7,446	7,500
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(h)	Consumer Discretionary	€20,000	23,557	21,789
Pelican Products, Inc., L+1000, 1.5% LIBOR Floor, 6/15/19	Industrials	$6,667	6,533	6,633
Pregis Corp., L+1000, 1.5% LIBOR Floor, 3/23/18(e)	Industrials	45,000	44,140	45,000
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	498
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	8,571	8,578	8,550
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(g)	Healthcare	2,727	2,700	2,741
SMG Holdings, L+950, 1.3% LIBOR Floor, 12/3/18(e)	Consumer Discretionary	23,529	23,061	23,411
Southern Pacific Resource Corp., Prime +750, 1/7/16(d)(e)(h)	Energy	13,763	13,622	13,870
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,957	5,038
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	4,735	4,474	4,637
Travelport LLC, L+600, 12/1/16	Consumer Discretionary	10,018	7,723	7,796
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	14,750	14,700	14,719
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/27/18(e)(h)	Information Technology	9,700	9,206	9,797
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,029	14,105	14,085

Total Senior Secured Loans—Second Lien			549,983	550,240
Unfunded Loan Commitments			(6,667)	(6,667)

Net Senior Secured Loans—Second Lien			543,316	543,573
Senior Secured Bonds—11.7%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(e)	Industrials	75,000	73,125	73,500
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	15,323	14,109	12,412
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,259
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	3,500	3,316	3,242
Cenveo Corp., 8.9%, 2/1/18	Consumer Discretionary	10,000	9,182	8,933
Chester Downs & Marina, LLC, 9.3%, 1/15/20(d)	Consumer Discretionary	3,750	3,786	3,900
Chrysler Group LLC, 8.3%, 6/15/21	Industrials	10,000	10,236	10,324
Eastman Kodak Co., 10.6%, 3/15/19(e)(j)	Information Technology	10,500	9,298	6,727
First Data Corp., 8.9%, 8/15/20(e)	Information Technology	2,000	2,103	2,163
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,126	13,124
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(h)	Telecommunication Services	2,000	2,000	2,147
Ineos Finance Plc, 7.5%, 5/1/20(d)(h)	Materials	850	850	860
Ineos Finance Plc, 8.4%, 2/15/19(d)(h)	Materials	3,000	3,000	3,106

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
NES Rentals Holdings, Inc., 12.3%, 4/15/15(g)	Industrials	$4,000	$3,933	$3,918
Paetec Holdings Corp., 8.9%, 6/30/17(d)(h)	Telecommunication Services	4,680	4,783	5,078
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,483
Reynolds Group Holdings, Inc., 7.1%, 4/15/19(d)(h)	Consumer Discretionary	3,000	3,129	3,165
Sorenson Communication, Inc., 10.5%, 2/1/15	Telecommunication Services	30,000	24,940	23,486
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,179	16,585
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,275	15,499
Taminco Global Chemical Corp., 9.8%, 3/31/20(e)(h)	Industrials	2,750	2,750	3,000
Technicolor SA, 9.4%, 4/23/16(g)(h)	Information Technology	18,000	16,594	16,547
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,913	6,918
Titlemax, Inc., 13.3%, 7/15/15(e)	Industrials	14,500	15,242	16,086
United Refining Co., 10.5%, 2/28/18(e)	Energy	1,185	1,148	1,203
Univision Communications Inc., 6.9%, 5/15/19	Consumer Discretionary	6,800	6,751	7,004
UPCB Finance VI Ltd., 6.9%, 1/15/22(d)(h)	Consumer Discretionary	7,000	7,000	7,123
Viasystems Group, Inc., 7.9%, 5/1/19(d)(h)	Industrials	5,000	5,000	5,001

Total Senior Secured Bonds			284,168	277,793

Subordinated Debt—22.0%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18	Industrials	10,000	9,809	9,850
Alpha Natural Resources, Inc., 6.3%, 6/1/21(h)	Materials	4,000	4,000	3,413
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	9,000	9,002	8,933
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	4,981
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(h)	Telecommunication Services	5,000	5,000	5,235
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	4,334	4,009	4,627
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(h)	Energy	5,800	5,800	5,852
Calumet Lubricants Co., L.P., 9.6%, 8/1/20(h)	Energy	1,500	1,474	1,527
Cenveo Corp., 7.9%, 12/1/13	Consumer Discretionary	4,000	3,687	3,989
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(d)(e)(g)(h)	Energy	98,000	95,828	97,315
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(h)	Telecommunication Services	11,000	10,849	11,327
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,240
Comstock Resources, Inc., 9.5%, 6/15/20(d)(h)	Energy	21,000	20,019	20,703
Cumulus Media Inc., 7.8%, 5/1/19(h)	Consumer Discretionary	5,000	4,423	4,714
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	3,500	3,498	3,553
Entercom Radio, LLC, 10.5%, 12/1/19(d)(h)	Consumer Discretionary	13,500	13,353	14,108
Everest Acquisition LLC, 9.4%, 5/1/20(d)	Energy	7,750	7,750	8,006
Flanders Corp., 10.0%, 3.8% PIK, 5/14/18	Industrials	11,998	11,705	11,998
Frontier Communications Corp., 9.3%, 7/1/21(h)	Telecommunication Services	4,250	4,250	4,606
Grifols, SA, 8.3%, 2/1/18(d)(h)	Healthcare	2,500	2,500	2,690
Gymboree Corp., 9.1%, 12/1/18	Consumer Discretionary	5,000	4,467	4,663
Harland Clarke Holdings Corp., 9.5%, 5/15/15	Industrials	2,689	2,388	2,260
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	62,920	61,726	62,920
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,935	15,000
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,243
JBS U.S.A. LLC, 8.3%, 2/1/20(d)(h)	Consumer Staples	3,000	2,958	2,962
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Healthcare	14,660	13,841	15,393
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(h)	Energy	5,000	4,932	4,750
Monitronics International, Inc., 9.1%, 4/1/20(d)(h)	Consumer Discretionary	2,250	2,250	2,176
NRG Energy, Inc., 8.3%, 9/1/20(d)(h)	Energy	7,000	7,005	7,277
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19	Healthcare	2,900	2,900	3,186
Post Holdings, Inc., 7.4%, 2/15/22(d)(h)	Consumer Staples	1,500	1,500	1,584
Prestige Brands Holdings, Inc., 8.1%, 2/1/20(d)(h)	Consumer Discretionary	4,500	4,500	4,933
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(h)	Energy	1,000	878	784

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Resolute Energy Corp., 8.5%, 5/1/20(d)(h)	Energy	$5,500	$5,524	$5,505
Samson Investment Co., 9.8%, 2/15/20(d)(e)	Energy	13,000	12,993	13,006
SandRidge Energy, Inc., 8.1%, 10/15/22(d)(h)	Energy	7,500	7,500	7,556
Sensata Technologies, Inc., 6.5%, 5/15/19(h)	Information Technology	2,000	2,000	2,055
Sequel Industrial Products Holdings, LLC, 12.5%, 2.5% PIK, 5/10/18	Energy	12,500	12,255	12,500
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(h)	Healthcare	32,668	31,747	32,995
ThermaSys Corp., 10.0%, 2.5% PIK, 12/31/16	Industrials	85,135	83,500	85,136
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,950	3,150

Total Subordinated Debt			509,905	522,701

Collateralized Securities—3.5%
Apidos CDO IV Class E, L+360, 10/27/18(h)	Financials	2,000	1,163	1,373
Ares 2007 CLO 11A Class E, L+600, 10/11/21(h)	Financials	4,775	3,153	3,500
Ares 2007 CLO 12X Class E, L+575, 11/25/20(h)	Financials	2,252	1,798	1,811
Blue Mountain CLO III Class E, L+355, 3/17/21(h)	Financials	2,000	950	1,265
Carlyle Azure CLO Class Income, 18.9%, 5/27/20(h)	Financials	28,000	14,922	16,306
Dryden CDO 23A Class E, L+700, 7/17/23(g)(h)	Financials	4,500	3,600	3,600
Dryden CDO 23A Class Subord., 15.6%, 7/17/23(g)(h)	Financials	10,000	7,700	7,700
Franklin CLO 6A Class E, L+425, 8/9/19(h)	Financials	1,919	1,217	1,406
Galaxy VII CLO Class Subord., 25.3%, 10/13/18(h)	Financials	2,000	1,099	1,589
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(h)	Financials	6,500	3,345	4,128
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(h)	Financials	4,000	2,327	2,596
Mountain View CLO II Class Pref., 28.5%, 1/12/21(h)	Financials	9,225	5,449	7,595
Octagon CDO 2007 1A Class Income, 57.6%, 8/25/21(h)	Financials	4,000	2,104	4,148
Octagon CLO 2006 10A Class Income, 41.2%, 10/18/20(h)	Financials	4,375	2,746	4,193
Rampart CLO 2007 1A Class Subord., 36.3%, 10/25/21(h)	Financials	10,000	6,132	8,908
Stone Tower CLO VI Class Subord., 41.0%, 4/17/21(h)	Financials	5,000	2,886	5,296
Trimaran CLO IV Ltd. Class Pref., 26.2%, 12/1/17(h)	Financials	12,500	7,007	8,662

Total Collateralized Securities			67,598	84,076

		Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—4.2%(i)
Aquilex Corp., Common Equity, Class A Shares(e)(j)	Energy	15,128	2,266	3,918
Aquilex Corp., Common Equity, Class B Shares(e)(j)	Energy	32,637	4,889	8,453
East Cameron Partners, L.P., Common Equity(j)	Energy	14,757	100	—
East Cameron Partners, L.P., Preferred Equity(j)	Energy	887	600	—
Flanders Corp., Common Equity(j)	Industrials	5,000,000	5,000	6,000
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(j)	Consumer Discretionary	71	—	706
Florida Gaming Corp., Strike: $25.00, Warrants(j)	Consumer Discretionary	226,635	—	1
Ipreo Holdings LLC, Common Equity(j)	Information Technology	1,000,000	1,000	1,150
JW Aluminum Co., Common Equity(j)	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity(j)	Industrials	55,293	1,500	2,046
Leading Edge Aviation Services, Inc., Common Equity(j)	Industrials	2,623	262	264
Leading Edge Aviation Services, Inc., Preferred Equity(j)	Industrials	738	738	738
Milagro Holdings, LLC, Common Equity(j)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(j)	Energy	283,947	11,181	7,894
Plains Offshore Operations Inc., Preferred Equity(e)	Energy	716,962	50,348	49,617
Plains Offshore Operations Inc., Strike: $20.00, Warrants(e)(j)	Energy	1,418,822	1,722	1,723
Sequel Industrial Products Holdings, LLC, Common Equity(j)	Energy	3,000,000	3,000	3,300
Sequel Industrial Products Holdings, LLC, Preferred Equity(j)	Energy	7,500	6,987	7,500

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants(j)	Energy	19,388	$520	$11
ThermaSys Corp., Common Equity(j)	Industrials	51,813	1	120
ThermaSys Corp., Preferred Equity(j)	Industrials	51,813	5,181	5,180
VPG Group Holdings LLC, Class A-2 Units(j)	Materials	2,500,000	2,500	2,250

Total Equity/Other			101,070	100,871

TOTAL INVESTMENTS—124.1%			$2,909,025	2,947,983

LIABILITIES IN EXCESS OF OTHER ASSETS—(24.1%)				(573,625)

NET ASSETS—100.0%				$2,374,358

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(h)	$546,189	$2,453

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(f)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 13).

(g)	Position or portion thereof unsettled as of June 30, 2012.

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2012, 78.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 78.5% of the Company’s total assets represented qualifying assets as of June 30, 2012.

(i)	Listed investments may be treated as debt for GAAP or tax purposes.

(j)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—68.3%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15(e)	Healthcare	$5,446	$5,236	$5,406
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(e)(g)	Industrials	55,000	53,902	53,900
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Discretionary	5,000	4,953	4,961
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Consumer Staples	4,875	4,797	4,870
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/18/15(e)(f)	Telecommunication Services	5,077	5,000	5,093
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15(d)	Industrials	5,860	5,795	5,831
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(e)	Consumer Discretionary	40,000	39,005	39,000
American Racing & Entertainment, LLC, Term Loan A, L+700, 6/30/14(e)	Consumer Discretionary	15,500	15,500	15,345
American Racing & Entertainment, LLC, Term Loan B, 9.0%, 6/30/14(e)	Consumer Discretionary	7,750	7,750	7,634
American Racing & Entertainment, LLC, Term Loan C, 9.0%, 6/30/14(e)	Consumer Discretionary	2,550	2,550	2,512
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Consumer Discretionary	8,834	8,822	8,803
AmWINS Group, Inc., L+250, 6/8/13(d)	Financials	941	847	917
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Healthcare	10,364	10,264	10,293
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Information Technology	1,965	1,951	1,964
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Information Technology	9,875	9,789	9,689
Avaya Inc., L+275, 10/24/14(d)	Information Technology	2,608	2,498	2,500
Avaya Inc., L+450, 10/26/17(d)	Information Technology	8,224	7,275	7,515
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(g)	Consumer Discretionary	7,222	7,081	7,279
AZ Chem U.S. Inc., L+575, 1.5% LIBOR Floor, 12/22/17(f)	Materials	5,000	4,850	4,992
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17	Consumer Discretionary	3,125	3,032	3,117
BJ’s Wholesale Club, Inc., L+575, 1.3% LIBOR Floor, 9/29/18(d)	Consumer Discretionary	18,000	17,117	18,079
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)	Information Technology	40,385	37,252	38,391
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(g)	Consumer Discretionary	6,218	6,096	6,162
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Energy	4,963	4,932	4,829
Canwest LP, L+500, 1.3% LIBOR Floor, 7/23/16(d)(g)	Consumer Discretionary	6,182	6,226	6,096
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	9,924	9,880	8,946
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	1,562	1,550	1,563
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(g)	Consumer Discretionary	6,249	6,197	6,185
Ceridian Corp., L+300, 11/9/14(d)	Industrials	9,346	8,593	8,449
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)	Industrials	25,634	23,769	24,327
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/24/17(d)(e)(g)	Energy	8,840	8,804	9,036
Clear Channel Capital I, LLC, L+365, 1/29/16(f)	Consumer Discretionary	10,000	7,544	7,428
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,291	2,282	2,276
Corel Corp., L+400, 5/2/12(e)(g)	Information Technology	1,234	1,204	1,203
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,318	2,303	2,275
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)	Industrials	12,293	12,062	11,955
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18(d)(f)	Information Technology	14,400	14,184	14,423
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)	Healthcare	1,985	1,992	1,906
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	898	830	855
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17(f)	Consumer Discretionary	15,000	14,400	14,447
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,462	6,838	6,544
Dynegy Power, LLC, L+775, 1.5% LIBOR Floor, 8/5/16(f)(g)	Energy	2,993	3,060	3,040
East Cameron Partners, L.P., 18.0%, 10/11/12	Energy	249	249	254
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18	Consumer Discretionary	2,410	2,362	2,410
Equipower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 1/26/18	Utilities	1,572	1,558	1,493
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Consumer Discretionary	21,592	21,537	20,985
First Data Corp., L+275, 9/24/14(d)	Information Technology	3,442	3,111	3,143
First Data Corp., L+400, 3/24/18(d)	Information Technology	9,465	8,117	7,953
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	6,052	6,043	6,158

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Discretionary	$13,000	$12,773	$12,480
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	4,838	4,719	4,781
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Industrials	1,896	1,785	1,819
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,692	1,679	1,696
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	7,997	7,098	7,140
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,778	9,694	9,750
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)(g)	Industrials	6,824	5,876	5,795
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,148	3,112	2,895
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)	Industrials	9,649	9,456	9,625
Immucor, Inc. , L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,824	7,525	7,886
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,970	11,629	11,731
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,750	4,709	4,726
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Information Technology	1,045	894	1,013
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(d)	Healthcare	5,073	5,025	4,870
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,642	14,306	14,312
J.Crew Group, Inc., L+350, 1.3% LIBOR Floor, 3/7/18	Consumer Discretionary	3,990	3,499	3,758
KIK Custom Products Inc., L+225, 5/31/14(d)(g)	Consumer Staples	10,382	9,446	8,898
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(d)	Healthcare	14,388	13,750	14,538
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Industrials	71,858	70,492	72,426
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Energy	5,785	5,511	5,657
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Information Technology	10,707	10,682	9,369
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	7,359	7,265	7,327
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,950	4,888	4,216
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(d)(g)	Consumer Discretionary	3,658	3,625	3,405
Mosaic U.S. Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	873	744	829
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,480	7,454	7,420
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Industrials	3,069	3,027	3,100
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Discretionary	4,304	4,218	4,320
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	15,401	15,298	14,978
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Information Technology	7,317	7,173	7,345
Ozburn-Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	3,504	3,498	3,097
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Healthcare	12,681	12,492	12,623
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	5,557	5,567	5,334
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)(f)	Industrials	13,250	13,046	13,124
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,239	2,214	2,228
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(g)	Consumer Discretionary	4,052	3,959	4,005
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Consumer Discretionary	4,950	4,867	4,727
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/18(d)(g)	Consumer Discretionary	1,969	1,905	1,961
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 7/31/18(d)(g)	Consumer Discretionary	9,746	9,654	9,707
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,592	2,571	2,576
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(d)(g)	Industrials	6,425	6,301	6,498
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,262	10,362
Shield Finance Co. Sarl, L+563, 2.0% LIBOR Floor, 6/15/16(e)(g)	Information Technology	4,664	4,642	4,664
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,705	5,691
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,906	5,830	5,896
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	14,289	13,889	13,832
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Information Technology	10,818	10,705	10,696
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,910	9,668	9,588
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	5,250	5,250	4,804
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	17,522	16,694	16,588

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Utilities	$4,231	$4,211	$4,167
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,089	4,089	3,553
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	13,523	13,359	13,388
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,960	3,891	3,935
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)	Healthcare	993	1,005	926
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	537	512	536
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,766	8,748
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,000	3,069	2,804
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Utilities	12,867	10,540	8,180
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(g)	Telecommunication Services	1,247	1,247	1,243
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,666	6,635	6,593
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Industrials	14,100	13,819	14,171
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,575	6,575	6,357
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	10,000	8,661	8,932
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/5/16(e)	Materials	57,068	55,971	56,213
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Industrials	7,000	6,725	6,755
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)(g)	Information Technology	35,000	30,867	32,244
Yell Group Plc, L+300, 7/31/14(g)	Consumer Discretionary	785	695	221
Zayo Group, LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	6,000	5,822	5,981

Total Senior Secured Loans—First Lien			1,043,519	1,043,485
Unfunded Loan Commitments			(20,302)	(20,302)

Net Senior Secured Loans—First Lien			1,023,217	1,023,183

Senior Secured Loans—Second Lien—25.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Consumer Staples	17,000	17,040	16,958
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,244	19,301	18,931
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Healthcare	10,000	9,811	9,900
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,136	13,356
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Healthcare	10,000	9,764	9,500
AmWINS Group, Inc., L+550, 6/8/14(e)	Financials	1,992	1,755	1,891
Aquilex Holdings LLC, L+950, 1.5% LIBOR Floor, 2/3/12	Energy	1,048	1,020	1,284
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)	Financials	27,429	27,301	27,096
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	17,000	16,726	16,235
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19	Information Technology	15,000	13,518	13,500
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,025	8,640
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Energy	6,923	6,800	6,387
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)(f)	Information Technology	20,783	20,782	20,809
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Healthcare	3,333	3,303	3,283
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(e)	Consumer Discretionary	46,800	45,924	46,331
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13(e)	Consumer Discretionary	12,500	12,099	12,406
FR Brand Acquisition Corp., L+600, 2/7/15(d)	Industrials	10,000	9,132	7,206
FR Brand Acquisition Corp., L+700, 2/7/15(d)	Industrials	3,000	2,845	2,153
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,967	6,772
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	4,455	4,380	4,484
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/27/18(d)	Telecommunication Services	1,429	1,416	1,421
JHCI Holdings, Inc., L+550, 12/19/14(d)	Industrials	6,000	5,580	5,003
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	14,984	14,500
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,936	2,888
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)(g)	Consumer Discretionary	15,000	14,943	13,894
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(g)	Consumer Discretionary	€20,000	23,353	23,089
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	$15,000	15,079	15,047
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	495

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	$8,571	$8,579	$8,443
Southern Pacific Resource Corp., Prime +750, 1/7/16(d)(e)(g)	Energy	13,833	13,674	13,915
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,954	5,050
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,592	7,721
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	12,000	11,913	11,715
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/27/18(g)	Information Technology	4,700	4,021	4,207
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,028	14,113	13,998

Total Senior Secured Loans—Second Lien			397,266	388,508

Senior Secured Bonds—7.7%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	8,722	8,801	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,167
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,444
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(e)(g)	Energy	5,600	5,600	5,085
Eastman Kodak Co., 10.6%, 3/15/19(e)(g)	Information Technology	7,500	7,408	5,788
First Data Corp., 8.9%, 8/15/20(d)(e)	Information Technology	6,300	6,346	6,395
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,132	12,942
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(g)	Telecommunication Services	2,000	2,000	2,085
Kabel BW, 7.5%, 3/15/19(d)(g)	Telecommunication Services	665	665	709
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Telecommunication Services	5,000	4,973	5,163
Paetec Holdings Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,798	5,104
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,368
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	720	720	737
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,193	16,259
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,255	14,436
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,910	8,369
Titlemax, Inc., 13.3%, 7/15/15(e)	Industrials	14,500	15,401	15,735
United Refining Co., 10.5%, 2/28/18(e)	Energy	1,185	1,146	1,116

Total Senior Secured Bonds			121,248	115,360

Subordinated Debt—15.6%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(f)	Industrials	10,000	9,800	9,800
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Materials	4,000	4,000	3,892
AMC Networks Inc., 7.8%, 7/15/21(g)	Consumer Discretionary	2,900	2,900	3,169
Aquilex Corp., 11.1%, 12/15/16(e)(h)	Energy	10,000	9,738	4,105
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,004
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	4,759
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,247
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	4,334	3,994	4,255
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(g)	Energy	5,800	5,800	5,663
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,843	11,052
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,010
Cumulus Media Inc., 7.8%, 5/1/19(g)	Consumer Discretionary	5,000	4,394	4,466
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	4,500	4,235	4,336
Entercom Radio, LLC, 10.5%, 12/1/19(d)(g)	Consumer Discretionary	13,500	13,347	13,542
Grifols, SA, 8.3%, 2/1/18(d)(g)	Healthcare	2,500	2,500	2,639
Gymboree Corp., 9.1%, 12/1/18	Consumer Discretionary	2,000	1,533	1,775
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Industrials	2,689	2,347	1,954
Hughes Satellite Systems Corp., 7.6%, 6/15/21(d)(g)	Telecommunication Services	1,310	1,310	1,376
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	47,000	46,089	47,000
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,929	14,850

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	$1,200	$1,200	$1,153
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Healthcare	14,660	13,798	14,468
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	9,200	8,834	8,004
NCO Group Inc., L+488, 11/15/13(e)	Information Technology	7,000	6,485	6,805
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19	Healthcare	2,900	2,900	3,038
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(g)	Energy	1,000	865	1,000
Sealed Air Corp., 8.4%, 9/15/21(d)(g)	Industrials	2,667	2,667	2,949
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Information Technology	2,000	2,000	2,009
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)	Healthcare	32,500	31,526	31,525
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,964	3,045
WCA Waste Corp., 7.5%, 6/15/19	Industrials	3,930	3,930	3,987

Total Subordinated Debt			236,928	233,877

Collateralized Securities—4.6%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Financials	2,000	1,123	1,240
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Financials	4,775	3,109	3,206
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Financials	2,252	1,750	1,563
Base CLO I Class E, EURIBOR+500, 10/17/18(g)	Financials	€1,500	1,002	1,221
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Financials	$2,000	921	1,162
Carlyle Azure CLO Class Income, 21.3%, 5/27/20(g)	Financials	28,000	16,645	15,360
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Financials	1,919	1,188	1,195
Galaxy VII CLO Class Subord., 20.2%, 10/13/18(g)	Financials	2,000	1,341	1,518
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Financials	6,500	3,226	3,870
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Financials	4,000	2,277	2,366
Mountain View CLO II Class Pref., 25.9%, 1/12/21(g)	Financials	9,225	6,082	6,574
Octagon CDO 2007 1A Class Income, 43.9%, 8/25/21(g)	Financials	4,000	2,440	3,889
Octagon CLO 2006 10A Class Income, 35.3%, 10/18/20(g)	Financials	4,375	3,112	4,183
Rampart CLO 2007 1A Class Subord., 21.9%, 10/25/21(g)	Financials	10,000	7,146	8,233
Stone Tower CLO VI Class Subord., 22.4%, 4/17/21(g)	Financials	5,000	3,793	4,801
Trimaran CLO IV Ltd. Class Pref., 16.6%, 12/1/17(g)	Financials	12,500	8,309	7,985

Total Collateralized Securities			63,464	68,366

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—1.0%
East Cameron Partners, L.P., Common Equity(h)	Energy	14,757	$600	$—
East Cameron Partners, L.P., Preferred Equity(h)	Energy	887	100	24
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(h)	Consumer Discretionary	71	—	798
Florida Gaming Corp., Strike: $25.00, Warrants(h)	Consumer Discretionary	226,635	—	1
Ipreo Holdings LLC, Common Equity(h)	Information Technology	1,000,000	1,000	950
JW Aluminum Co., Common Equity(h)	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity(h)	Industrials	52,101	1,500	1,563
Milagro Holdings, LLC, Common Equity(h)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(h)	Energy	283,947	11,181	9,228
VPG Group Holdings LLC, Class A-2 Units(h)	Materials	2,500,000	2,500	2,500

Total Equity/Other			20,156	15,064

TOTAL INVESTMENTS—123.1%			$1,862,279	1,844,358

LIABILITIES IN EXCESS OF OTHER ASSETS—(23.1%)				(345,466)

NET ASSETS—100%				$1,498,892

Total Return Swap	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)(g)	$298,498	$(1,996)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(f)	Position or portion thereof unsettled as of December 31, 2011.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(h)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2012, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010, Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011, Locust Street Funding LLC, or Locust Street, which was established on July 5, 2011, Race Street Funding LLC, or Race Street, which was established on July 5, 2011, and Walnut Street Funding LLC, or Walnut Street, which was established on May 16, 2012. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of August 13, 2012, the Company had sold a total of 250,237,817 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,631,891, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the six months ended June 30, 2012 and 2011, the Company sold 87,375,008 and 48,700,320 shares for gross proceeds of $926,281 and $518,405 at an average price per share of $10.60 and $10.64, respectively. The gross proceeds received during the six months ended June 30, 2012 and 2011 include reinvested stockholder distributions of $39,906 and $12,248, respectively, for which the Company issued 4,134,389 and 1,200,940 shares of common stock, respectively. During the period from July 1, 2012 to August 13, 2012, the Company received gross proceeds of $17,351 from the reinvestment of stockholders distributions, for which the Company issued 1,785,090 shares of common stock.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $83,061 and $47,190 for the six months ended June 30, 2012 and 2011, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

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

Reclassifications: Certain amounts in the 2011 financial statements have been reclassified to conform to the classifications used to prepare the 2012 financial statements. These reclassifications had no material impact on the consolidated financial position, results of operations or cash flows as previously reported.

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement the Company entered into with FB Income Advisor, LLC, or FB Advisor, the incentive fee on capital gains earned on liquidated investments of the Company’s portfolio during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and six months ended June 30, 2012, the Company accrued capital gains incentive fees of $1,698 and $16,499, respectively, based on the performance of its portfolio, of which $1,253 and $15,972, respectively, were based on unrealized gains and $445 and $527, respectively, were based on realized gains. During the three and six months ended June 30, 2011, the Company accrued capital gains incentive fees of $640 and $3,911, respectively, based on the performance of its portfolio, of which $601 and $2,743, respectively, were based on unrealized gains and $39 and $1,168, respectively, were based on realized gains.

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

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the Company’s investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. This “catch-up” feature allows FB Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. Management fees are paid

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

on a quarterly basis in arrears. As of December 31, 2011, $9,572 in base management fees were payable to FB Advisor. During the six months ended June 30, 2012 and 2011, the Company accrued $27,549 and $10,784, respectively, in base management fees payable to FB Advisor, including $15,345 and $6,023, respectively, in base management fees accrued during the three months ended June 30, 2012 and 2011. The Company paid $21,736 and $8,168, respectively, of these fees during the six months ended June 30, 2012 and 2011. As of June 30, 2012, there was $15,385 in management fees payable to FB Advisor.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended June 30, 2012 and 2011, the Company accrued capital gains incentive fees of $1,698 and $640, respectively, based on the performance of its portfolio, of which $1,253 and $601, respectively, were based on unrealized gains and $445 and $39, respectively, were based on realized gains. During the six months ended June 30, 2012 and 2011, the Company accrued capital gains incentive fees of $16,499 and $3,911, respectively, based on the performance of its portfolio, of which $15,972 and $2,743, respectively, were based on unrealized gains and $527 and $1,168, respectively, were based on realized gains.

The Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time records and other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

As of December 31, 2011, the Company had $154 of administrative services expense payable to FB Advisor. During the six months ended June 30, 2012 and 2011, the Company incurred administrative services expenses of $2,334 and $988, respectively, attributable to FB Advisor, of which $2,091 and $800, respectively, related to the allocation of costs of administrative personnel for services rendered to the Company by employees of FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $1,654 and $814, respectively, for the services rendered under this arrangement during the six months ended June 30, 2012 and 2011. As of June 30, 2012, the Company had $834 in administrative services expense payable to FB Advisor.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the six months ended June 30, 2012 and 2011, FS2 retained $15,842 and $9,115, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $0 and $641 to FB Advisor and its affiliates during the six months ended June 30, 2012 and 2011, respectively. The reimbursements were recorded as a reduction of capital. As of June 30, 2012, no amounts were payable to FB Advisor and its affiliates under this arrangement.

FB Advisor’s senior management team is comprised of the same personnel as the senior management teams of FS Investment Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Energy and Power Fund and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to each of the Company, FS Energy and Power Fund and FS Investment Corporation II. While none of FB Advisor, FS Investment Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund or FS Investment Corporation II rather than to the Company.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the six months ended June 30, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529

Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

On July 10, 2012, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on July 31, 2012 to stockholders of record on July 30, 2012. On August 8, 2012, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which is expected to be paid on August 31, 2012 to stockholders of record on August 30, 2012. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	79,712	95%	25,570	84%
Capital gains proceeds from the sale of assets	4,607	5%	4,907	16%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$84,319	100%	$30,477	100%

(1)	During the six months ended June 30, 2012 and 2011, 93% and 91%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 7% and 9%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2012 and 2011 was $78,011 and $25,570, respectively. As of June 30, 2012 and December 31, 2011, the Company had $444 and $2,145, respectively, of undistributed net investment income on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of the Company’s operations, the reversal of interest income earned on a tax basis due to the required accretion of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

discount on a non-performing loan which was sold during the six months ended June 30, 2011, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the Company’s total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
GAAP-basis net investment income	$51,415	$20,323
Amortization of organization costs	(21)	(21)
Reversal of tax accretion of discount on investment due to sale	—	2,525
Reversal of incentive fee accrual on unrealized gains	15,972	2,743
GAAP realized gains on total return swap	9,867	—
Accretion of discount on total return swap	778	—

Tax-basis net investment income	$78,011	$25,570

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

The following table reflects the stock distributions per share that the Company has declared on its common stock through June 30, 2012:

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

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. The Company’s board of directors determined that its portfolio performance sufficiently warranted taking these actions.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The stock distributions increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock distributions were issued to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, the Company’s board of directors determined that these issuances would not be dilutive to stockholders as of the applicable record date. As the stock distributions did not change any stockholder’s proportionate interest in the Company, they did not represent taxable distributions. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

As of June 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

	June 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$444	$2,145
Incentive fee accrual on unrealized gains	(15,972)	—
Unamortized organization costs	(494)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	40,548	(20,263)

	$24,526	$(18,633)

(1)	As of June 30, 2012 and December 31, 2011, the gross unrealized appreciation on the Company’s investments and total return swap and gain on foreign currency were $77,965 and $27,769, respectively. As of June 30, 2012 and December 31, 2011, the gross unrealized depreciation on the Company’s investments and total return swap and loss on foreign currency were $37,417 and $48,032, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,909,025 and $1,862,625 as of June 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s total return swap, or TRS, with Citibank, N.A., or Citibank, was $40,287 and ($20,263) as of June 30, 2012 and December 31, 2011, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,402,968	$1,418,969	48%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	543,316	543,573	18%	397,266	388,508	21%
Senior Secured Bonds	284,168	277,793	9%	121,248	115,360	6%
Subordinated Debt	509,905	522,701	18%	236,928	233,877	13%
Collateralized Securities	67,598	84,076	3%	63,464	68,366	4%
Equity/Other	101,070	100,871	4%	20,156	15,064	1%

	$2,909,025	$2,947,983	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2012, the Company had six such investments, all of which were revolving loan agreements with an aggregate unfunded commitment of $33,218. As of December 31, 2011, the Company had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$582,291	20%	$445,714	24%
Consumer Staples	55,627	2%	64,962	4%
Energy	382,951	13%	99,645	5%
Financials	168,942	6%	114,529	6%
Healthcare	224,515	8%	206,205	11%
Industrials	819,815	27%	393,625	22%
Information Technology	408,031	13%	309,321	17%
Materials	125,817	4%	101,262	5%
Telecommunication Services	134,203	5%	84,082	5%
Utilities	45,791	2%	25,013	1%

Total	$2,947,983	100%	$1,844,358	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of June 30, 2012 and December 31, 2011, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2012 (Unaudited)		December 31, 2011
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	2,947,983	2,453	1,844,358	(1,996)

	$2,947,983	$2,453	$1,844,358	$(1,996)

The Company’s investments as of June 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Sixteen senior secured loan investments and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was purchased near June 30, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. The Company valued its TRS in accordance with the agreements between Arch Street and Citibank, which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company’s TRS, see Note 8.

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each investment was the best indication of its fair value. The Company valued its TRS in accordance with the TRS Agreement, as described above. For additional disclosures on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2012 and 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,023,183	$388,508	$115,360	$233,877	$68,366	$15,064	$1,844,358
Accretion of discount (amortization of premium)	3,856	2,029	18	523	376	7	6,809
Net realized gain (loss)	6,305	1,293	845	(4,282)	433	—	4,594
Net change in unrealized appreciation (depreciation)	16,035	9,015	(487)	15,847	11,576	4,893	56,879
Purchases	700,490	247,741	182,591	338,133	11,462	80,938	1,561,355
Paid-in-kind interest	—	—	—	1,076	—	—	1,076
Sales and redemptions	(330,900)	(105,013)	(20,534)	(62,473)	(8,137)	(31)	(527,088)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,418,969	$543,573	$277,793	$522,701	$84,076	$100,871	$2,947,983

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$21,151	$7,829	$(178)	$9,972	$11,793	$5,216	$55,783

	For the Six Months Ended June 30, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580
Accretion of discount (amortization of premium)	1,994	1,124	(1)	55	330	—	3,502
Net realized gain (loss)	4,167	13,747	958	809	342	—	20,023
Net change in unrealized appreciation (depreciation)	342	(972)	(946)	984	5,076	(5,975)	(1,491)
Purchases	542,648	191,229	87,981	64,876	35,895	18,083	940,712
Paid-in-kind interest	173	—	—	178	—	—	351
Sales and redemptions	(492,013)	(57,852)	(36,444)	(13,499)	(9,397)	—	(609,205)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$541,416	$283,238	$87,344	$104,581	$58,785	$12,108	$1,087,472

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,870	$2,308	$114	$298	$7,591	$(5,974)	$10,207

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2012 were as follows:

Type of Investment	Fair Value at June 30, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Senior Secured Loans—First Lien:	$352,624	Market Comparables	Market Yield (%)	7.5% - 17.3%
			Proved Reserves Multiples (Mmboe)	$6.0 - $7.0

Senior Secured Loans—Second Lien:	106,164	Market Comparables	Market Yield (%)	9.8% - 16.3%

Subordinated Debt:	223,699	Market Comparables	Market Yield (%)	11.3% - 14.8%

Equity/Other:	100,871	Market Comparables	Market Yield (%)	13.5% - 16.0%
			EBITDA Multiples (x)	4.5x - 13.0x
			Production Multiples (Mmb/d)	$57,500.0 - $62,500.0
			Proved Reserves Multiples (Mmboe)	$6.0 - $12.5
			PV-10 Multiples (x)	0.8x - 0.9x
		Discounted Cash Flow	Discount Rate (%)	15.5% - 17.5%
		Option Valuation Model	Volatility (%)	32.5% - 62.7%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. The TRS was valued in accordance with the TRS Agreement as discussed above. One of the Company’s senior secured loan investments, which was purchased near June 30, 2012, was valued at cost ($24,750), as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Total Return Swap

On March 18, 2011, Arch Street entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans which may be subject to the TRS from $200,000 to $300,000; on February 16, 2012, Arch Street entered into a second amendment to the TRS to increase this amount from $300,000 to $515,000; and on June 12, 2012, Arch Street entered into a third amendment to the TRS to increase this amount from $515,000 to $615,000.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The obligations of Arch Street under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $615,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay the debts of the Company.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that each of the loans underlying the TRS be rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Corporation, or S&P, and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, + 1.27% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan, or pay to Citibank any depreciation in the value of such loan.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) $463,500, multiplied by (y) 1.27% per annum. If the TRS had been terminated as of June 30, 2012, Arch Street would have been required to pay an early termination fee of approximately $3,967. Arch Street is required to pay a minimum usage fee in connection with the TRS (other than with respect to the additional $100,000 in loans that may become subject to the TRS in connection with the amendment entered into in June 2012). Arch Street also pays Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of June 30, 2012 and December 31, 2011, the fair value of the TRS was $2,453 and ($1,996), respectively. The fair value of the TRS is reflected as an unrealized gain or loss on total return swap on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.

As of June 30, 2012, Arch Street had selected 125 underlying loans with a total notional amount of $546,189 and posted $126,633 in cash collateral held by Citibank (of which only $119,232 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2011, Arch Street had selected 70 underlying loans with a total notional amount of $298,498 and posted $69,684 in cash collateral held by Citibank (of which only $61,460 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2012:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18	Consumer Discretionary	$4,769	$4,936	$167
AccentCare, Inc., L+300, 1.0% LIBOR Floor, 2/14/17	Healthcare	1,868	1,811	(57)
Advantage Sales & Marketing Inc., L+375, 1.5% LIBOR Floor, 12/17/17	Industrials	4,579	4,530	(49)
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/29/19	Financials	4,925	4,935	10
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/21/14	Financials	3,344	3,316	(28)
Allied Security Holdings LLC, L+425, 1.3% LIBOR Floor, 2/3/17	Industrials	3,871	3,836	(35)
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/21/15	Industrials	2,884	2,826	(58)
Applied Systems, Inc., L+400, 1.3% LIBOR Floor, 12/8/16	Information Technology	3,490	3,493	3
Ardent Medical Services, Inc., L+500, 1.5% LIBOR Floor, 9/15/15	Healthcare	3,038	3,061	23
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16	Information Technology	7,612	7,517	(95)
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/24/18	Financials	4,669	4,698	29
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(2)	Consumer Discretionary	2,405	2,450	45
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	6,828	6,728	(100)
Barbri, Inc., L+450, 1.5% LIBOR Floor, 6/17/17	Consumer Discretionary	3,195	3,190	(5)
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/13/17	Consumer Discretionary	6,964	7,117	153
Bausch & Lomb Inc., L+425, 1.0% LIBOR Floor, 5/18/19	Healthcare	4,950	4,963	13
BJ’s Wholesale Club, Inc., L+400, 1.3% LIBOR Floor, 9/30/18	Consumer Discretionary	4,254	4,484	230
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18	Information Technology	4,107	4,320	213
Burlington Coat Factory Holdings Inc., L+475, 1.5% LIBOR Floor, 2/23/17	Consumer Discretionary	4,028	3,996	(32)
Bushnell Inc., L+375, 8/24/15	Consumer Discretionary	7,354	7,335	(19)
Caesars Entertainment Operating Co., Inc., L+425, 1/28/18(2)	Consumer Discretionary	7,496	7,412	(84)
Camp International Holding Co., L+525, 1.3% LIBOR Floor, 5/8/19	Information Technology	2,912	2,978	66
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	4,780	4,707	(73)
CCC Information Services Group Inc., L+400, 1.5% LIBOR Floor, 11/11/15	Information Technology	2,573	2,548	(25)
CCM Merger, Inc., L+475, 1.3% LIBOR Floor, 3/1/17	Consumer Discretionary	4,815	4,755	(60)
Cequel Communications LLC, L+300, 1.0% LIBOR Floor, 2/14/19	Telecommunication Services	4,438	4,393	(45)
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17	Industrials	7,419	7,599	180
CompuCom Systems, Inc., L+350, 8/23/14	Information Technology	1,689	1,698	9
Consolidated Container Co. LLC, L+500, 1.3% LIBOR Floor, 7/3/19	Industrials	2,933	2,933	—
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/6/19	Consumer Discretionary	9,970	10,053	83
Corel Corp., L+700, 5/2/14(2)	Information Technology	9,801	9,850	49
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,835	1,756	(79)
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18	Information Technology	4,716	4,812	96
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	2,716	2,831	115
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 10/12/18(2)	Telecommunication Services	1,213	1,228	15
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,839	7,463	(376)
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 5/25/18	Healthcare	5,983	5,961	(22)
Energy Transfer Equity L.P., L+300, 0.8% LIBOR Floor, 3/23/17(2)	Energy	4,303	4,303	—
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(2)	Consumer Discretionary	1,126	1,147	21
Equipower Resources Holdings, LLC, L+500, 1.5% LIBOR Floor, 12/21/18	Utilities	4,925	4,995	70
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/15/17	Materials	1,583	1,576	(7)
Flexera Software Inc., L+625, 1.3% LIBOR Floor, 9/30/17	Information Technology	2,937	2,962	25
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	5,887	5,456	(431)
Freedom Group, Inc., L+425, 1.3% LIBOR Floor, 4/19/19	Consumer Discretionary	2,640	2,667	27
FREIF North American Power I LLC, L+450, 1.5% LIBOR Floor, 3/29/19	Energy	6,352	6,449	97
Generac Power Systems, Inc., L+500, 1.3% LIBOR Floor, 2/9/19(2)	Consumer Discretionary	3,500	3,558	58
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16	Consumer Discretionary	1,487	1,477	(10)
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16	Consumer Discretionary	3,090	3,077	(13)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Greeneden U.S. Holdings II, LLC, L+525, 1.5% LIBOR Floor, 1/31/19	Telecommunication Services	$1,685	$1,723	$38
Hamilton Lane Advisors LLC, L+500, 1.5% LIBOR Floor, 2/28/18	Consumer Discretionary	5,279	5,306	27
Harbor Freight Tools USA, Inc., L+425, 1.3% LIBOR Floor, 12/22/17	Consumer Discretionary	7,615	7,654	39
HarbourVest Partners L.P., L+475, 1.5% LIBOR Floor, 12/17/16	Financials	9,085	8,995	(90)
Hawaiian Telcom Holdco, Inc., L+575, 1.3% LIBOR Floor, 2/28/17	Telecommunication Services	4,191	4,229	38
The Hillman Group, Inc., L+350, 1.5% LIBOR Floor, 5/28/16	Consumer Discretionary	1,370	1,361	(9)
Hubbard Radio, LLC, L+375, 1.5% LIBOR Floor, 4/28/17	Telecommunication Services	1,248	1,251	3
Hunter Fan Co., L+250, 4/16/14	Consumer Discretionary	3,689	3,731	42
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19	Industrials	5,660	5,775	115
Hyland Software, Inc., L+475, 1.5% LIBOR Floor, 12/17/16	Information Technology	8,403	8,377	(26)
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,438	7,345	(93)
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18	Healthcare	3,736	3,906	170
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18	Healthcare	4,802	4,919	117
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 4/27/18(2)	Materials	6,613	6,580	(33)
Infogroup Inc., L+425, 1.5% LIBOR Floor, 5/26/18	Consumer Discretionary	4,186	3,668	(518)
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(2)	Telecommunication Services	2,982	2,966	(16)
inVentiv Health, Inc., L+500, 1.5% LIBOR Floor, 8/4/16	Healthcare	1,935	1,847	(88)
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18	Healthcare	5,415	5,138	(277)
JHCI Holdings, Inc., L+250, 6/19/14	Industrials	2,190	2,179	(11)
Kinetek Industries, Inc., L+550, 11/14/14	Industrials	465	459	(6)
Kronos Worldwide Inc., L+500, 1.3% LIBOR Floor, 12/28/17	Industrials	7,333	7,475	142
Lawson Software, Inc., L+500, 1.3% LIBOR Floor, 3/16/18	Information Technology	8,366	8,493	127
Lord & Taylor, LLC, L+450, 1.3% LIBOR Floor, 1/11/19	Consumer Discretionary	2,532	2,552	20
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/16/16(2)	Healthcare	1,449	1,448	(1)
Microsemi Corp., L+450, 1.3% LIBOR Floor, 2/2/18(2)	Industrials	3,558	3,561	3
Monitronics International, Inc., L+425, 1.3% LIBOR Floor, 3/23/18(2)	Consumer Discretionary	4,778	4,783	5
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/6/18(2)	Consumer Discretionary	5,045	5,024	(21)
Mosaic U.S. Holdings Inc., L+275, 4/3/13	Consumer Discretionary	2,402	2,352	(50)
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18	Industrials	8,066	8,342	276
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(2)	Industrials	3,805	3,894	89
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 4/7/17	Materials	3,522	3,499	(23)
Nuveen Investments, Inc., L+550, 5/13/17	Financials	8,981	8,858	(123)
NXP BV, L+425, 1.3% LIBOR Floor, 3/19/19(2)	Industrials	5,895	5,948	53
NXP BV, L+425, 1.3% LIBOR Floor, 3/4/17(2)	Industrials	2,269	2,363	94
On Assignment, Inc., L+375, 1.3% LIBOR Floor, 5/15/19(2)	Industrials	5,925	5,925	—
Orbitz Worldwide, Inc., L+300, 7/25/14(2)	Consumer Discretionary	3,879	3,952	73
Ozburn-Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16	Industrials	1,546	1,607	61
Pelican Products, Inc., L+350, 1.5% LIBOR Floor, 3/7/17	Industrials	1,329	1,316	(13)
Pelican Products, Inc., L+550, 1.5% LIBOR Floor, 6/6/18	Industrials	5,600	5,657	57
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18	Healthcare	1,775	1,809	34
Presidio IS Corp., L+550, 1.8% LIBOR Floor, 3/31/17	Industrials	6,119	6,137	18
Protection One, Inc., L+450, 1.3% LIBOR Floor, 3/21/19	Consumer Discretionary	5,055	5,035	(20)
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/10/18	Industrials	4,950	4,963	13
RadNet Management, Inc., L+375, 2.0% LIBOR Floor, 4/6/16	Healthcare	7,924	8,129	205
RBS Holdings Co. LLC, L+500, 1.5% LIBOR Floor, 3/23/17	Consumer Discretionary	9,678	5,925	(3,753)
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,526	1,519	(7)
RedPrairie Corp., L+400, 2.0% LIBOR Floor, 3/24/16	Information Technology	2,546	2,529	(17)
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/18(2)	Consumer Discretionary	2,145	2,360	215
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 8/9/18(2)	Consumer Discretionary	5,809	5,792	(17)
Rocket Software Inc., L+550, 1.5% LIBOR Floor, 2/8/18	Information Technology	4,876	4,956	80

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Roofing Supply Group LLC, L+525, 1.3% LIBOR Floor, 5/31/19	Industrials	$5,835	$5,889	$54
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(2)	Consumer Staples	2,748	2,793	45
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	4,813	4,782	(31)
Savers, Inc., L+300, 1.3% LIBOR Floor, 3/4/17	Consumer Discretionary	1,284	1,280	(4)
Scitor Corp., L+350, 1.5% LIBOR Floor, 2/15/17	Industrials	2,953	2,941	(12)
Scotsman Industries, Inc., L+425, 1.5% LIBOR Floor, 4/30/16	Industrials	1,272	1,257	(15)
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,200	1,228	28
Spectrum Brands, Inc., L+400, 1.0% LIBOR Floor, 6/16/16(2)	Consumer Discretionary	1,283	1,283	—
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,750	4,735	(15)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	5,265	5,364	99
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	5,893	5,711	(182)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17	Healthcare	7,559	7,521	(38)
SymphonyIRI Group, Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,074	2,062	(12)
Taminco Global Chemical Corp., L+500, 1.3% LIBOR Floor, 2/15/19(2)	Industrials	470	477	7
TASC, Inc., L+325, 1.3% LIBOR Floor, 5/4/17	Industrials	975	958	(17)
Telesat Canada, Inc., L+325, 1.0% LIBOR Floor, 3/28/19(2)	Telecommunication Services	6,965	6,930	(35)
Thomson Reuters (Healthcare) Inc., L+550, 1.3% LIBOR Floor, 6/3/19	Healthcare	2,685	2,733	48
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/19/18(2)	Industrials	5,048	5,079	31
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18	Energy	2,925	2,975	50
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 1/8/18	Consumer Discretionary	7,189	7,199	10
TravelCLICK, Inc., L+450, 1.5% LIBOR Floor, 3/16/16	Industrials	7,797	7,856	59
U.S. Security Associates Holdings, Inc., L+475, 1.3% LIBOR Floor, 7/28/17	Consumer Discretionary	4,670	4,683	13
United Surgical Partners International, Inc., L+475, 1.3% LIBOR Floor, 4/3/19	Healthcare	4,330	4,325	(5)
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 7/23/16	Information Technology	7,425	7,434	9
Wall Street Systems Holdings, Inc., L+400, 1.5% LIBOR Floor, 6/20/17	Information Technology	2,445	2,438	(7)
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17	Industrials	3,696	3,724	28
The Yankee Candle Co., Inc., L+400, 1.3% LIBOR Floor, 4/2/19	Consumer Discretionary	5,878	5,915	37

Total		$546,189	$543,370	(2,819)

		Total TRS Accrued Income and Liabilities:		5,272

		Total TRS Fair Value:		$2,453

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2011:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18	Consumer Discretionary	$4,792	$4,887	$95
Alliant Holdings LLC, L+500, 1.8% LIBOR Floor, 8/21/14	Financials	1,949	1,937	(12)
Ardent Medical Services, Inc., L+500, 1.5% LIBOR Floor, 9/15/15	Healthcare	3,096	3,102	6
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/24/18	Financials	4,725	4,669	(56)
Atlantic Broadband Finance, LLC, L+300, 1.0% LIBOR Floor, 11/29/15	Consumer Discretionary	3,667	3,789	122
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(2)	Consumer Discretionary	5,444	5,583	139
Axcan Intermediate Holdings Inc., L+400, 1.5% LIBOR Floor, 2/11/17	Healthcare	9,871	9,478	(393)
B&G Foods Corp., L+350, 1.0% LIBOR Floor, 11/18/18(2)	Consumer Staples	728	736	8
Bass Pro Group, LLC, L+400, 1.3% LIBOR Floor, 6/13/17	Consumer Discretionary	6,800	6,889	89
Beacon Merger Sub. Inc., L+575, 1.3% LIBOR Floor, 9/30/18	Consumer Discretionary	4,275	4,508	233
Bentley Systems Inc., L+425, 1.5% LIBOR Floor, 11/24/16	Information Technology	1,762	1,744	(18)
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18	Information Technology	4,128	4,243	115
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Healthcare	4,806	4,440	(366)
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17	Industrials	7,475	7,187	(288)
Colfax Corp., L+350, 1.0% LIBOR Floor, 1/30/19(2)	Industrials	2,944	2,973	29
CPG International I Inc., L+450, 1.5% LIBOR Floor, 2/18/17	Industrials	1,849	1,718	(131)
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18	Information Technology	4,728	4,797	69
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Consumer Staples	2,825	2,835	10
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 10/12/18(2)	Telecommunication Services	1,219	1,225	6
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	7,900	6,942	(958)
Emergency Medical Services Corp., L+375, 1.5% LIBOR Floor, 5/25/18	Healthcare	6,738	6,580	(158)
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18	Consumer Discretionary	1,181	1,200	19
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/15/17	Materials	7,380	7,350	(30)
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16	Energy	5,887	5,900	13
Gemini Holdings Inc., L+450, 1.5% LIBOR Floor, 6/16/17	Consumer Discretionary	3,667	3,686	19
Gibson Energy ULC, L+450, 1.3% LIBOR Floor, 6/6/18(2)	Energy	7,132	7,175	43
Grifols, SA, L+425, 1.8% LIBOR Floor, 6/4/16(2)	Healthcare	4,345	4,312	(33)
HarbourVest Partners L.P., L+475, 1.5% LIBOR Floor, 12/17/16	Financials	10,321	10,238	(83)
Hubbard Radio, LLC, L+375, 1.5% LIBOR Floor, 4/28/17	Telecommunication Services	1,378	1,358	(20)
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19	Industrials	5,674	5,754	80
Hyland Software, Inc., L+425, 1.5% LIBOR Floor, 12/17/16	Information Technology	3,970	3,910	(60)
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18	Healthcare	7,494	7,254	(240)
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18	Healthcare	3,765	3,940	175
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18	Healthcare	4,838	4,863	25
Infogroup, Inc., L+425, 1.5% LIBOR Floor, 5/25/17	Consumer Discretionary	4,186	3,837	(349)
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(2)	Telecommunication Services	2,997	2,959	(38)
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 8/4/18	Healthcare	2,524	2,435	(89)
Kar Holdings, Inc., L+375, 1.3% LIBOR Floor, 5/19/17	Industrials	4,908	4,948	40
Kronos, Inc., L+500, 1.3% LIBOR Floor, 12/28/17	Information Technology	7,370	7,295	(75)
Lord & Taylor, LLC, L+450, 1.3% LIBOR Floor, 1/11/19	Consumer Discretionary	2,538	2,556	18
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/16/16(2)	Healthcare	1,527	1,513	(14)
Microsemi Corp., L+450, 1.3% LIBOR Floor, 2/2/18(2)	Industrials	1,914	1,947	33
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/6/18(2)	Consumer Discretionary	5,083	4,745	(338)
NBTY, Inc., L+325, 1.0% LIBOR Floor, 10/1/17	Consumer Discretionary	3,766	3,941	175
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(2)	Industrials	3,834	3,942	108
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 5/31/17	Materials	3,814	3,728	(86)
NXP BV, L+425, 1.3% LIBOR Floor, 3/4/17(2)	Industrials	2,286	2,301	15
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18	Healthcare	1,784	1,798	14

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16	Consumer Discretionary	$1,747	$1,708	$(39)
Ranpak Corp., L+350, 1.3% LIBOR Floor, 4/15/17	Industrials	2,433	2,357	(76)
RBS Holdings Co. LLC, L+500, 1.5% LIBOR Floor, 3/23/17(2)	Consumer Discretionary	9,751	7,761	(1,990)
RBS Worldpay, Inc., L+450, 1.8% LIBOR Floor, 10/15/17	Financials	1,542	1,514	(28)
Reynolds Group Holdings, Inc., L+460, 1.2% LIBOR Floor, 7/31/18(2)	Consumer Discretionary	7,074	7,279	205
Sensus USA Inc., L+350, 1.3% LIBOR Floor, 5/5/17	Industrials	4,930	4,951	21
Six Flags Theme Parks, Inc., L+325, 1.0% LIBOR Floor, 12/16/18(2)	Consumer Discretionary	1,980	1,988	8
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,209	1,239	30
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	4,786	4,715	(71)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	6,053	6,000	(53)
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	5,893	5,804	(89)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17	Healthcare	7,665	7,107	(558)
SymphonyIRI Group Inc., L+375, 1.3% LIBOR Floor, 12/1/17	Information Technology	2,090	2,079	(11)
Terex Corp., L+400, 1.5% LIBOR Floor, 7/26/17(2)	Industrials	1,856	1,882	26
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17	Consumer Discretionary	3,251	3,207	(44)
TravelCLICK Holdings, Inc., L+450, 1.5% LIBOR Floor, 2/11/17	Industrials	7,856	7,856	—
Unifrax Corp., L+550, 1.5% LIBOR Floor, 11/18/18	Industrials	1,974	2,018	44
U.S. Security Associates Holdings, Inc., L+475, 1.5% LIBOR Floor, 7/26/17	Consumer Discretionary	2,475	2,464	(11)
Verint Systems Inc., L+325, 1.3% LIBOR Floor, 10/15/17(2)	Information Technology	2,712	2,698	(14)
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 9/20/16	Information Technology	7,624	7,585	(39)
Wall Street Systems Inc., L+400, 1.5% LIBOR Floor, 6/20/17	Information Technology	2,567	2,515	(52)
Waste Industries USA, Inc., L+350, 1.3% LIBOR Floor, 3/17/17	Industrials	3,746	3,911	165

TOTAL		$298,498	$293,785	(4,713)

		Total TRS Accrued Income and Liabilities:		2,717

		Total TRS Fair Value:		$(1,996)

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Repurchase Program (continued)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the share price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. During the six months ended June 30, 2012, the Company repurchased 797,341 shares at $9.63 per share for aggregate consideration totaling $7,679. On July 2, 2012, the Company repurchased 410,578 shares at $9.72 per share for aggregate consideration totaling $3,991.

Note 10. Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility to extend the maturity date of the facility to March 23, 2013, increase the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduce the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility.

The Broad Street credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR + 1.50% per annum and will mature and be due and payable on March 23, 2013.

Under the Broad Street credit facility, the Company has transferred from time to time debt securities to Broad Street as a contribution to capital and retains a residual interest in the contributed debt securities through the Company’s ownership of Broad Street. The Company may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of the Company’s investment in Broad Street.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Broad Street Credit Facility (continued)

As of June 30, 2012 and December 31, 2011, $380,000 and $340,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,504 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2012, $690 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.91% per annum as of June 30, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $2,006 and $2,267 for the three months ended June 30, 2012 and 2011, respectively, of which $237 and $223, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company recorded interest expense of $4,430 and $4,460 for the six months ended June 30, 2012 and 2011, respectively, of which $431 and $428, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $4,270 and $4,248 in interest expense for the six months ended June 30, 2012 and 2011, respectively. The average borrowings under the facility for the six months ended June 30, 2012 and 2011 were $357,166 and $337,434, respectively, with a weighted average interest rate of 2.26% and 2.35%, respectively.

Borrowings under the Broad Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in the Company’s net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to the Company; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company, GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

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

Broad Street has agreed to pay Deutsche Bank $950 upon the termination date of the Broad Street credit facility, provided that such termination fee will not be payable if Broad Street refinances the facility with Deutsche Bank or enters into an alternate financing arrangement with or through Deutsche Bank.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Broad Street Credit Facility (continued)

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separately from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the Broad Street credit facility and, as such, are not available to pay the debts of the Company. The following are the balance sheets of Broad Street as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$716,028 and $652,920, respectively)	$721,196	$644,885
Cash	11,760	18,347
Receivable for investments sold and repaid	38,526	10
Interest receivable	6,068	3,836
Deferred financing costs	690	171
Prepaid expenses and other assets	5	—

Total assets	$778,245	$667,249

Liabilities
Payable for investments purchased	$45,544	$18,912
Credit facility payable	380,000	340,000
Due to FS Investment Corporation	832	914
Interest payable	960	1,231
Accrued expenses	7	28

Total liabilities	427,343	361,085

Member’s equity	350,902	306,164

Total liabilities and member's equity	$778,245	$667,249

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

Pursuant to the financing transaction, loans in the Company’s portfolio having an aggregate market value of up to $800,000 may be sold by the Company from time to time to Locust Street, a special-purpose, bankruptcy-remote subsidiary of the Company, pursuant to an asset transfer agreement the Company entered into with Locust Street, or the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of June 30, 2012, the Company had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to the Company. The Company owns all of the equity in Locust Street.

Loans purchased by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued by Locust Street from time to time to Race Street, another special-purpose, bankruptcy-remote subsidiary of the Company, pursuant to an indenture that Locust Street entered into with Citibank, as trustee, or the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase up to $560,000 in aggregate principal amount of such Class A Notes. The Company owns all of the equity in Race Street.

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

As of June 30, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $490,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $350,000 and $214,286, respectively. As of June 30, 2012 and December 31, 2011, the fair value of investments held by Locust Street was $805,156 and $576,830, respectively, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On July 16, 2012, an additional Class A Note in the principal amount of $70,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $50,000. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2012 and December 31, 2011, Race Street’s liability under the JPM Facility was $350,000 and $214,286, respectively, plus $2,747 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of June 30, 2012, $327 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.72% per annum as of June 30, 2012. The Company recorded interest expense of $3,250 and $6,007, respectively, for the three and six months ended June 30, 2012, of which $26 and $53, respectively, related to the amortization of deferred financing costs. The Company paid $2,862 and $4,501, respectively, in interest expense during the three and six months ended June 30, 2012. The average borrowings under the JPM Facility for the three and six months ended June 30, 2012 were $341,667 and $313,069, respectively, with a weighted average interest rate of 3.77% and 3.76%, respectively.

Amounts outstanding under the JPM Facility will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Walnut Street Credit Facility

On May 17, 2012, Walnut Street, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association, or collectively with Wells Fargo Securities, LLC, Wells Fargo, entered into a revolving credit facility, or the Walnut Street credit facility. Wells Fargo Securities, LLC serves as the administrative agent and Wells Fargo Bank, National Association is the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

Under the Walnut Street credit facility, the Company contributes cash or debt securities to Walnut Street from time to time and retains a residual interest in any assets contributed through its ownership of Walnut Street or receives fair market value for any debt securities sold to Walnut Street. Walnut Street may purchase additional debt securities from various sources. Walnut Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Walnut Street’s obligations to Wells Fargo under the Walnut Street credit facility are secured by a first priority security interest in substantially all of the assets of Walnut Street, including its portfolio of debt securities. The obligations of Walnut Street under the Walnut Street credit facility are non-recourse to the Company.

Pricing under the Walnut Street credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible debt securities owned by Walnut Street, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street will be subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility has not been borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of June 30, 2012, $7,967 was outstanding under the Walnut Street credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,576 in connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2012, $3,488 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.71% per annum as of June 30, 2012. Interest is payable quarterly in arrears and will commence October 15, 2012. The Company recorded interest expense of $90 for the six months ended June 30, 2012, of which $88 related to the amortization of deferred financing costs. The Company paid $0 in interest expense during the six months ended June 30, 2012. The average borrowings under the Walnut Street credit facility for the six months ended June 30, 2012 was $88, with a weighted average interest rate of 2.71%.

Borrowings under the Walnut Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Walnut Street varies depending upon the types of debt securities in Walnut Street’s portfolio.

The occurrence of certain events described as “Collateral Control Events,” or collateral control events, in the credit agreement which governs the Walnut Street credit facility triggers (i) a requirement that Walnut Street obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of Wells Fargo to direct Walnut Street to enter into transactions with respect to any portfolio assets,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share information)

Note 13. Walnut Street Credit Facility (continued)

in each case in Wells Fargo’s sole discretion. Collateral control events include non-performance of any obligation under the transaction documents by Walnut Street, the Company, FB Advisor or GDFM, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Walnut Street credit facility.

In connection with the Walnut Street credit facility, Walnut Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Walnut Street credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Walnut Street or the Company; (d) the resignation or removal of the Company as collateral manager; (e) the failure of the Company to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the failure of the Company to have a net asset value of at least $200,000; and (g) the failure of Walnut Street to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Walnut Street credit facility immediately due and payable. During the continuation of an event of default, Walnut Street must pay interest at a default rate.

Borrowings of Walnut Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six Months Ended June 30, 2012 (Unaudited)	Year Ended December 31, 2011
Per Share Data:(1)
Net asset value, beginning of period	$9.35	$9.42
Results of operations(2)
Net investment income	0.25	0.76
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.37	(0.19)

Net increase (decrease) in net assets resulting from operations	0.62	0.57

Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.78)
Distributions from net realized gain on investments	(0.02)	(0.13)

Net decrease in net assets resulting from stockholder distributions	(0.40)	(0.91)

Capital share transactions
Issuance of common stock(4)	0.06	0.34
Repurchases of common stock(5)	—	—
Offering costs(2)	(0.02)	(0.07)

Net increase (decrease) in net assets resulting from capital share transactions	0.04	0.27

Net asset value, end of period	$9.61	$9.35

Shares outstanding, end of period	246,968,207	160,390,540

Total return(6)	7.10%	8.93%

Ratio/Supplemental Data:
Net assets, end of period	$2,374,358	$1,498,892

Ratio of net investment income to average net assets(7)	2.62%	8.10%

Ratio of accrued incentive fees to average net assets(7)	0.84%	(0.46)%

Ratio of interest expense to average net assets(7)	0.54%	1.29%

Ratio of operating expenses to average net assets(7)	3.17%	5.01%

Portfolio turnover(7)	22.49%	72.28%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the six months ended June 30, 2012 and the year ended December 31, 2011.

(6)	The total return for the six months ended June 30, 2012 was calculated by taking the net asset value per share as of June 30, 2012, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(7)	Weighted average net assets during the period are used for this calculation. Ratios and portfolio turnover are not annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Investment Corporation.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FS Energy and Power Fund, FS Investment Corporation II, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under the Code. In May 2012, we closed our continuous public offering of shares of common stock to new investors.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and our subordinated debt investments generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by a nationally-recognized statistical ratings organization and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). However, we also invest in non-rated debt securities.

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FB Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “—Contractual Obligations” for a description of the fees to which FB Advisor is entitled.

FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to asset allocation and other guidelines set by FB Advisor. GDFM, a registered investment adviser under the Investment Advisers Act of 1940, as amended, is a subsidiary of GSO Capital Partners LP, or GSO. GSO, the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services, is one of the world’s largest credit platforms in the alternative asset business with approximately $50.5 billion in assets under management as of June 30, 2012.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in provided such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time records and other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

•

all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing administrative services for us and administrative personnel paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

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

Portfolio Investment Activity For The Six Months Ended June 30, 2012 and For The Year Ended December 31, 2011

During the six months ended June 30, 2012, we made investments in portfolio companies totaling $1,561,355. During the same period, we sold investments totaling $257,956 and received principal repayments of $269,132.

As of June 30, 2012, our investment portfolio, with a total fair value of $2,947,983, consisted of interests in 218 portfolio companies (48% in first lien senior secured loans, 18% in second lien senior secured loans, 9% in senior secured bonds, 18% in subordinated debt, 3% in collateralized securities and 4% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $391.4 million. As of June 30, 2012, the investments in our portfolio were purchased at a weighted average price of 95.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 64.4% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.6% based upon the purchase price of our investments.

As of December 31, 2011, our investment portfolio, with a total fair value of $1,844,358, consisted of interests in 183 portfolio companies (55% in first lien senior secured loans, 21% in second lien senior secured loans, 6% in senior secured bonds, 13% in subordinated debt, 4% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $390.0 million. As of December 31, 2011, the investments in our portfolio were purchased at a weighted average price of 94.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.9% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,402,968	$1,418,969	48%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	543,316	543,573	18%	397,266	388,508	21%
Senior Secured Bonds	284,168	277,793	9%	121,248	115,360	6%
Subordinated Debt	509,905	522,701	18%	236,928	233,877	13%
Collateralized Securities	67,598	84,076	3%	63,464	68,366	4%
Equity/Other	101,070	100,871	4%	20,156	15,064	1%

	$2,909,025	$2,947,983	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2012, we had six such investments, all of which were revolving loan agreements with an aggregate unfunded commitment of $33,218. As of December 31, 2011, we had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$582,291	20%	$445,714	24%
Consumer Staples	55,627	2%	64,962	4%
Energy	382,951	13%	99,645	5%
Financials	168,942	6%	114,529	6%
Healthcare	224,515	8%	206,205	11%
Industrials	819,815	27%	393,625	22%
Information Technology	408,031	13%	309,321	17%
Materials	125,817	4%	101,262	5%
Telecommunication Services	134,203	5%	84,082	5%
Utilities	45,791	2%	25,013	1%

Total	$2,947,983	100%	$1,844,358	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$116,103	4%	$—	—
2	2,656,416	90%	1,768,639	96%
3	132,702	5%	65,327	3%
4	42,374	1%	9,893	1%
5	388	0%	499	0%

	$2,947,983	100%	$1,844,358	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the three months ended June 30, 2012 and June 30, 2011

Revenues

We generated investment income of $63,054 and $24,990 for the three months ended June 30, 2012 and 2011, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt, collateralized loan obligations and collateralized debt obligations in our portfolio and dividends and other distributions earned on equity/other securities. Such revenues represent $58,249 and $22,553 of cash income earned as well as $4,805 and $2,437 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $26,531 and $10,683 for the three months ended June 30, 2012 and 2011, respectively. Our operating expenses include base management fees attributed to FB Advisor of $15,345 and $6,023 for the three months ended June 30, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,431 and $404 for the three months ended June 30, 2012 and 2011, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We accrued capital gains incentive fees of $1,698 and $640 for the three months ended June 30, 2012 and 2011, respectively, of which $1,253 and $601, respectively, were based on unrealized gains and $445 and $39, respectively, were based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $5,346 and $2,267 for the three months ended June 30, 2012 and 2011, respectively, in connection with the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $425 and $172 for the three months ended June 30, 2012 and 2011, respectively. We incurred fees and expenses with our stock transfer agent of $881 and $395 for the three months ended June 30, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $1,405 and $782 for the three months ended June 30, 2012 and 2011, respectively, and consisted of the following:

	Three Months Ended June 30,
	2012	2011
Expenses associated with our independent audit and related fees	$174	$150
Compensation of our chief compliance officer	32	11
Legal fees	183	53
Printing fees	176	134
Directors’ fees	211	132
Other	629	302

Total	$1,405	$782

During the three months ended June 30, 2012 and 2011, the ratio of our operating expenses to our average net assets was 1.20% and 1.50%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Our ratio of operating expenses to our average net assets during the three months ended June 30, 2012 and 2011 includes $5,346 and $2,267, respectively, related to interest expense and $1,698 and $640, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.88% and 1.09%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of operating expenses to average net assets during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 can primarily be attributed to the spreading of our operating expenses over a larger asset base.

As the size of our asset base and number of investors grew over the past year, our general and administrative expenses increased accordingly. Printing fees increased as the number of filings increased and the volume of each printing increased in conjunction with an increase in the number of stockholders prior to the closing of our public offering. In addition, the fees payable to our directors who do not also serve in an executive officer capacity for us or FB Advisor are determined by reference to a sliding scale based on our net asset value.

Over the next several quarters, we expect our operating expenses related to our ongoing operations to level off as the size of our asset base stabilizes as a result of the closing of our public offering in May 2012.

During the three months ended June 30, 2012 and 2011, no expense reimbursements were required from Franklin Square Holdings pursuant to the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $36,523 ($0.16 per share) and $14,307 ($0.19 per share) for the three months ended June 30, 2012 and 2011, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, the accelerated rate of capital raising during the three months ended June 30, 2012 prior to the closing of our public offering and the resulting cash drag due to the pace of deployment of such capital.

Net Realized Gains or Losses

We sold investments and received principal repayments of $178,252 and $129,252, respectively, during the three months ended June 30, 2012, from which we realized net gains of $7,696. We also realized a net gain on our TRS of $4,793 and a net loss of ($4) from foreign currency transactions during the three months ended June 30, 2012. We sold investments and received principal repayments of $131,209 and $79,312, respectively, during the three months ended June 30, 2011, from which we realized net gains of $14,370.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled ($4,138), the net change in unrealized appreciation (depreciation) on the TRS was ($63) and the net change in unrealized gain (loss) on foreign currency totaled $261. For the three months ended June 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled ($11,957), the net change in unrealized appreciation (depreciation) on the TRS was $1,079, and the net change in unrealized gain (loss) on foreign currency totaled $21. The nominal amount of net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2012 was primarily a result of general stability in credit spreads over such period. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2011 was primarily driven by sales of investments that resulted in the conversion of unrealized gains on such investments to realized gains, thereby reducing unrealized appreciation.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2012, the net increase (decrease) in net assets resulting from operations was $45,068 ($0.20 per share) compared to a net increase (decrease) in net assets resulting from operations of $17,820 ($0.24 per share) during the three months ended June 30, 2011.

Comparison of the six months ended June 30, 2012 and June 30, 2011

Revenues

We generated investment income of $113,589 and $42,914 for the six months ended June 30, 2012 and 2011, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt, collateralized loan obligations and collateralized debt obligations in our portfolio and dividends and other distributions earned on equity/other securities. Such revenues represent $105,704 and $39,061 of cash income earned as well as $7,885 and $3,853 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $62,174 and $22,591 for the six months ended June 30, 2012 and 2011, respectively. Our operating expenses include base management fees attributed to FB Advisor of $27,549 and $10,784 for the six months ended June 30, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $2,334 and $988 for the six months ended June 30, 2012 and 2011, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We accrued capital gains incentive fees of $16,499 and $3,911 for the six months ended June 30, 2012 and 2011, respectively, of which $15,972 and $2,743, respectively, were based on unrealized gains and $527 and $1,168, respectively, were based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $10,527 and $4,460 for the six months ended June 30, 2012 and 2011, respectively, in connection with the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $846 and $394 for the six months ended June 30, 2012 and 2011, respectively. We incurred fees and expenses with our stock transfer agent of $1,821 and $690 for the six months ended June 30, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $2,598 and $1,364 for the six months ended June 30, 2012 and 2011, respectively, and consisted of the following:

	Six Months Ended June 30,
	2012	2011
Expenses associated with our independent audit and related fees	$336	$240
Compensation of our chief financial officer and our chief compliance officer(1)	53	53
Legal fees	360	106
Printing fees	352	217
Directors’ fees	421	264
Other	1,076	484

Total	$2,598	$1,364

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Prior to that date, we had contracted with Pine Hill Group, LLC to provide the services of Charles Jacobson as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item does not include compensation paid to our chief financial officer and only represents compensation paid to our chief compliance officer.

During the six months ended June 30, 2012 and 2011, the ratio of our operating expenses to our average net assets was 3.17% and 3.79%, respectively. We generally expect our operating expenses to decline as a percentage of our total assets during periods of asset growth and increase as a percentage of our total assets during periods of asset declines. Our ratio of operating expenses to our average net assets during the six months ended June 30, 2012 and 2011 includes $10,527 and $4,460, respectively, related to interest expense and $16,499 and $3,911, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.79% and 2.38%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of operating expenses to average net assets during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 can primarily be attributed to the spreading of our operating expenses over a larger asset base.

As the size of our asset base and number of investors grew over the past year, our general and administrative expenses increased accordingly. Printing fees increased as the number of filings increased and the volume of each printing increased in conjunction with an increase in the number of stockholders prior to the closing of our public offering. In addition, the fees payable to our directors who do not also serve in an executive officer capacity for us or FB Advisor are determined by reference to a sliding scale based on our net asset value.

Over the next several quarters, we expect our operating expenses related to our ongoing operations to level off as the size of our asset base stabilizes as a result of the closing of our public offering in May 2012.

During the six months ended June 30, 2012 and 2011, no expense reimbursements were required from Franklin Square Holdings pursuant to the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $51,415 ($0.25 per share) and $20,323 ($0.33 per share) for the six months ended June 30, 2012 and 2011, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, the accelerated rate of capital raising during the six months ended June 30, 2012 prior to the closing of our public offering and the resulting cash drag due to the pace of deployment of such capital.

Net Realized Gains or Losses

We sold investments and received principal repayments of $257,956 and $269,132, respectively, during the six months ended June 30, 2012, from which we realized net gains of $4,594. We also realized a net gain on our TRS of $9,867 and a net gain of $13 from foreign currency transactions during the six months ended June 30, 2012. We sold investments and received principal repayments of $384,112 and $225,093, respectively, during the six months ended June 30, 2011, from which we realized net gains of $20,023.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $56,879, the net change in unrealized appreciation (depreciation) on the TRS was $4,449 and the net change in unrealized gain (loss) on foreign currency totaled $261. For the six months ended June 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled ($1,564), the net change in unrealized appreciation (depreciation) on the TRS was $1,287, and the net change in unrealized gain (loss) on foreign currency totaled $73. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2012 was primarily driven by a general strengthening of the credit markets during the first quarter of 2012. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2011 was primarily driven by sales of investments that resulted in the conversion of unrealized gains on such investments to realized gains, thereby reducing unrealized appreciation.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2012, the net increase (decrease) in net assets resulting from operations was $127,478 ($0.62 per share) compared to a net increase (decrease) in net assets resulting from operations of $40,142 ($0.65 per share) during the six months ended June 30, 2011.

Financial Condition, Liquidity and Capital Resources

In May 2012, we closed our continuous public offering of shares of common stock to new investors. We sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in our continuous public offering. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. As of August 13, 2012, we had sold a total of 250,237,817 shares (as adjusted for stock distributions) of common stock for total gross proceeds of $2,631,891, including approximately $1,000 contributed by the principals of our investment adviser in February 2008. During the six months ended June 30, 2012, we sold 87,375,008 shares of our common stock for gross proceeds of $926,281. The gross proceeds received during the six months ended June 30, 2012 include reinvested stockholder distributions of $39,906, for which we issued 4,134,389 shares of common stock. During the six months ended June 30, 2012, we also incurred offering costs of $3,234 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $83,061 for the six months ended June 30, 2012. These sales commissions and fees include $15,842 retained by the dealer manager, FS2, which is one of our affiliates.

We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. In May 2012, we closed our continuous public offering of shares of our common stock and, following the closing, sell shares only pursuant to our distribution reinvestment plan.

Prior to investing in securities of portfolio companies, we invest the net proceeds from the sale of shares of our common stock and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

As of June 30, 2012, we had $231,916 in cash held in custodial accounts and $126,633 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we have conducted since December 31, 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 31, 2010	January 3, 2011	99,633	$9.585	$955
March 31, 2011	April 1, 2011	158,258	9.675	1,531
June 30, 2011	July 1, 2011	79,250	9.675	767
September 30, 2011	October 3, 2011	121,089	9.585	1,161
December 31, 2011	January 3, 2012	385,526	9.585	3,695
March 31, 2012	April 2, 2012	411,815	9.675	3,984
June 30, 2012	July 2, 2012	410,578	9.720	3,991

Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank, and the other lenders party thereto entered into the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility to extend the maturity date of the facility to March 23, 2013, increase the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduce the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility.

The Broad Street credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR + 1.50% per annum and will mature and be due and payable on March 23, 2013.

Under the Broad Street credit facility, we have transferred from time to time debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Broad Street.

As of June 30, 2012 and December 31, 2011, $380,000 and $340,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,504 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2012, $690 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.91% per annum as of June 30, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $2,006 and $2,267 for the three months ended June 30, 2012 and 2011, respectively, of which $237 and $223, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We recorded interest expense of $4,430 and $4,460 for the six months ended June 30, 2012 and 2011, respectively, of which $431 and $428, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We paid $4,270 and $4,248 in interest expense for the six months ended June 30, 2012 and 2011, respectively. The average borrowings under the facility for the six months ended June 30, 2012 and 2011 were $357,166 and $337,434, respectively, with a weighted average interest rate of 2.26% and 2.35%, respectively.

Borrowings under the Broad Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

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

Broad Street has agreed to pay Deutsche Bank $950 upon the termination date of the Broad Street credit facility, provided that such termination fee will not be payable if Broad Street refinances the facility with Deutsche Bank or enters into an alternate financing arrangement with or through Deutsche Bank.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

On March 18, 2011, Arch Street entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. On June 9, 2011, Arch Street entered into an amendment to the TRS to increase the maximum market value of the portfolio of loans which may be subject to the TRS from $200,000 to $300,000; on February 16, 2012, Arch Street entered into a second amendment to the TRS to increase this amount from $300,000 to $515,000; and on June 12, 2012, Arch Street entered into a third amendment to the TRS to increase this amount from $515,000 to $615,000.

The TRS with Citibank enables us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Arch Street under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Arch Street, which generally will equal the value of cash collateral provided by Arch Street under the TRS. Pursuant to the terms of the TRS, Arch Street may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $615,000. Arch Street is required to initially cash collateralize a specified percentage of each loan (generally between 20% and 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Arch Street has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Arch Street are available to pay our debts.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that each of the loans underlying the TRS be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Arch Street receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Arch Street pays to Citibank interest at a rate equal to the one-month LIBOR + 1.27% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after March 18, 2013, the second anniversary of the effectiveness of the TRS. Arch Street may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Arch Street to Citibank for the period from the termination date through and including March 18, 2013. Such monthly payments will equal the product of (x) $463,500, multiplied by (y) 1.27% per annum. If the TRS had been terminated as of June 30, 2012, Arch Street would have been required to pay an early termination fee of approximately $3,967. Arch Street is required to pay a minimum usage fee in connection with the TRS (other than with respect to the additional $100,000 in loans that may become subject to the TRS in connection with the amendment entered into in June 2012). Arch Street also pays Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

As of June 30, 2012 and December 31, 2011, the fair value of the TRS was $2,453 and ($1,996), respectively. The fair value of the TRS is reflected as an unrealized gain or loss on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.

As of June 30, 2012, Arch Street had selected 125 underlying loans with a total notional amount of $546,189 and posted $126,633 in cash collateral held by Citibank (of which only $119,232 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2011, Arch Street had selected 70 underlying loans with a total notional amount of $298,498 and posted $69,684 in cash collateral held by Citibank (of which only $61,460 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

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

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of up to $800,000 may be sold by us from time to time to Locust Street, a special-purpose, bankruptcy-remote subsidiary of ours, pursuant to the Asset Transfer Agreement. Under the Asset Transfer Agreement, as of June 30, 2012, we had sold loans to Locust Street for a purchase price of approximately $365,396, all of which consisted of equity interests in Locust Street that Locust Street issued to us. We own all of the equity in Locust Street.

Loans purchased by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued by Locust Street from time to time to Race Street, another special-purpose, bankruptcy-remote subsidiary of ours, pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $560,000 and mature on July 15, 2021. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value and intends to purchase up to $560,000 in aggregate principal amount of such Class A Notes. We own all of the equity in Race Street.

Race Street, in turn, has entered into repurchase transactions with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 71% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $560,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $400,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. The repurchase price paid by Race

Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at the applicable pricing rate under the JPM Facility, as described below.

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

As of June 30, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $490,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $350,000 and $214,286, respectively. As of June 30, 2012 and December 31, 2011, the fair value of investments held by Locust Street was $805,156 and $576,830, respectively, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On July 16, 2012, an additional Class A Note in the principal amount of $70,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $50,000. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2012 and December 31, 2011, Race Street’s liability under the JPM Facility was $350,000 and $214,286, respectively, plus $2,747 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of June 30, 2012, $327 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.72% per annum as of June 30, 2012. We recorded interest expense of $3,250 and $6,007, respectively, for the three and six months ended June 30, 2012, of which $26 and $53, respectively, related to the amortization of deferred financing costs. We paid $2,862 and $4,501, respectively, in interest expense during the three and six months ended June 30, 2012. The average borrowings under the JPM Facility for the three and six months ended June 30, 2012 were $341,667 and $313,069, respectively, with a weighted average interest rate of 3.77% and 3.76%, respectively.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Walnut Street Credit Facility

On May 17, 2012, Walnut Street and Wells Fargo entered into the Walnut Street credit facility. Wells Fargo Securities, LLC serves as the administrative agent and Wells Fargo Bank, National Association is the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

Under the Walnut Street credit facility, we contribute cash or debt securities to Walnut Street from time to time and retain a residual interest in any assets contributed through our ownership of Walnut Street or receive fair market value for any debt securities sold to Walnut Street. Walnut Street may purchase additional debt securities from various sources. Walnut Street has appointed us to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Walnut Street’s obligations to Wells Fargo under the Walnut Street credit facility are secured by a first priority security interest in substantially all of the assets of Walnut Street, including its portfolio of debt securities. The obligations of Walnut Street under the Walnut Street credit facility are non-recourse to us.

Pricing under the Walnut Street credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible debt securities owned by Walnut Street, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street will be subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility has not been borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of June 30, 2012, $7,967 was outstanding under the Walnut Street credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $3,576 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2012, $3,488 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.71% per annum as of June 30, 2012. Interest is payable quarterly in arrears and will commence October 15, 2012. We recorded interest expense of $90 for the six months ended June 30, 2012, of which $88 related to the amortization of deferred financing costs. We paid $0 in interest expense during the six months ended June 30, 2012. The average borrowings under the Walnut Street credit facility for the six months ended June 30, 2012 was $88, with a weighted average interest rate of 2.71%.

Borrowings under the Walnut Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Walnut Street varies depending upon the types of debt securities in Walnut Street’s portfolio.

The occurrence of certain collateral control events triggers (i) a requirement that Walnut Street obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of

Wells Fargo to direct Walnut Street to enter into transactions with respect to any portfolio assets, in each case in Wells Fargo’s sole discretion. Collateral control events include non-performance of any obligation under the transaction documents by Walnut Street, us, FB Advisor or GDFM, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Walnut Street credit facility.

In connection with the Walnut Street credit facility, Walnut Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Walnut Street credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Walnut Street or us; (d) our resignation or removal as collateral manager; (e) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) our failure to have a net asset value of at least $200,000; and (g) the failure of Walnut Street to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Walnut Street credit facility immediately due and payable. During the continuation of an event of default, Walnut Street must pay interest at a default rate.

Borrowings of Walnut Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Following commencement of our operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting fees and expenses, including any fees payable to FB Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2012 or 2011 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529

Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305

On July 10, 2012, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on July 31, 2012 to stockholders of record on July 30, 2012. On August 8, 2012, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which is expected to be paid on August 31, 2012 to stockholders of record on August 30, 2012. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects the sources of the cash distributions that we have paid on our common stock during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	79,712	95%	25,570	84%
Capital gains proceeds from the sale of assets	4,607	5%	4,907	16%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$84,319	100%	$30,477	100%

(1)	During the six months ended June 30, 2012 and 2011, 93% and 91%, respectively, of our gross investment income was attributable to cash interest earned and 7% and 9%, respectively, was attributable to non-cash accretion of discount and PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2012 and 2011 was $78,011 and $25,570, respectively. As of June 30, 2012 and December 31, 2011, we had $444 and $2,145, respectively, of undistributed net investment income on a tax basis.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of our operations, the reversal of interest income earned on a tax basis due to the required accretion of discount on a non-performing loan which was sold during the six months ended June 30, 2011, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
GAAP-basis net investment income	$51,415	$20,323
Amortization of organization costs	(21)	(21)
Reversal of tax accretion of discount on investment due to sale	—	2,525
Reversal of incentive fee accrual on unrealized gains	15,972	2,743
GAAP realized gains on total return swap	9,867	—
Accretion of discount on total return swap	778	—

Tax-basis net investment income	$78,011	$25,570

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

The following table reflects the stock distributions per share that we have declared on our common stock through June 30, 2012:

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

The purpose of these special stock distributions was to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of directors determined that our portfolio performance sufficiently warranted taking these actions.

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to stockholders as of the applicable record date. As the stock distributions did not change any stockholder’s proportionate interest in us, they did not represent taxable distributions. Specific tax characteristics of all distributions are reported to stockholders annually on Form 1099-DIV.

As of June 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$444	$2,145
Incentive fee accrual on unrealized gains	(15,972)	—
Unamortized organization costs	(494)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	40,548	(20,263)

	$24,526	$(18,633)

(1)	As of June 30, 2012 and December 31, 2011, the gross unrealized appreciation on our investments and TRS and gain on foreign currency were $77,965 and $27,769, respectively. As of June 30, 2012 and December 31, 2011, the gross unrealized depreciation on our investments and TRS and loss on foreign currency were $37,417 and $48,032, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $2,909,025 and $1,862,625 as of June 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $40,287 and ($20,263) as of June 30, 2012 and December 31, 2011, respectively.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

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

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, our board of directors allocates the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of June 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Sixteen senior secured loan investments and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was purchased near June 30, 2012, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “—Financial Condition, Liquidity and Capital Resources—Total Return Swap.”

Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, which were purchased near

December 31, 2011, were valued at cost, as our board of directors determined that the cost of each investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement, as described above. For additional disclosures on the TRS, see “—Financial Condition, Liquidity and Capital Resources—Total Return Swap.”

We periodically benchmark the bid and ask prices we receive from the third-party pricing services against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FB Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio during operations prior to our liquidation is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and six months ended June 30, 2012, we accrued capital gains incentive fees of $1,698 and $16,499, respectively, based on the performance of our portfolio, of which $1,253 and $15,972, respectively, were based on unrealized gains and $445 and $527, respectively, were based on realized gains. During the three and six months ended June 30, 2011, we accrued capital gains incentive fees of $640 and $3,911, respectively, based on the performance of our portfolio, of which $601 and $2,743, respectively, were based on unrealized gains and $39 and $1,168, respectively, were based on realized gains.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2012 and 2011, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2012 and 2011, we incurred $15,345 and $6,023, respectively, in base management fees and $1,431 and $404, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2012 and 2011, we incurred $27,549 and $10,784, respectively, in base management fees and $2,334 and $988, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2012 and 2011, we accrued capital gains incentive fees of $1,698 and $640, respectively, based on the performance of our portfolio, of which $1,253 and $601, respectively, were based on unrealized gains and $445 and $39, respectively, were based on realized gains. During the six months ended June 30, 2012 and 2011, we accrued capital gains incentive fees of $16,499 and $3,911, respectively, based on the performance of our portfolio, of which $15,972 and $2,743, respectively, were based on unrealized gains and $527 and $1,168, respectively, were based on realized gains. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

As of June 30, 2012, $380,000 was outstanding under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 23, 2013. As of June 30, 2012, Race Street had sold $490,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $350,000. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than July 15, 2015. As of June 30, 2012, $7,967 was outstanding under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Broad Street credit facility, the JPM Facility, and the Walnut Street credit facility at June 30, 2012 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Borrowings of Broad Street(1)	$380,000	$380,000	—	—	—
Borrowings of Race Street(2)	350,000	350,000	—	—	—
Borrowings of Walnut Street(3)	7,967	—	—	$7,967	—

(1)	At June 30, 2012, no amounts remained unused under the Broad Street credit facility.

(2)	At June 30, 2012, $50,000 remained unused under the JPM Facility.

(3)	At June 30, 2012, $242,033 remained unused under the Walnut Street credit facility.

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

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 8.0% hurdle, and 20.0% of net realized capital gains, if applicable.

We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $9,572 in base management fees were payable to FB Advisor. During the six months ended June 30, 2012 and 2011, we accrued $27,549 and $10,784, respectively, in base management fees payable to FB Advisor, including $15,345 and $6,023, respectively, in base management fees accrued during the three months ended June 30, 2012 and 2011. We paid $21,736 and $8,168, respectively, of these fees during the six months ended June 30, 2012 and 2011. As of June 30, 2012, there was $15,385 in management fees payable to FB Advisor.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended June 30, 2012 and 2011, we accrued capital gains incentive fees of $1,698 and $640, respectively, based on the performance of our portfolio, of which $1,253 and $601, respectively, were based on unrealized gains and $445 and $39, respectively, were based on realized gains. During the six months ended June 30, 2012 and 2011, we accrued capital gains incentive fees of $16,499 and $3,911, respectively, based on the performance of our portfolio, of which $15,972 and $2,743, respectively, were based on unrealized gains and $527 and $1,168, respectively, were based on realized gains.

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time records and other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services compared to the estimated costs to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

As of December 31, 2011, we had $154 of administrative services expense payable to FB Advisor. During the six months ended June 30, 2012 and 2011, we incurred administrative services expenses of $2,334 and $988, respectively, attributable to FB Advisor, of which $2,091 and $800, respectively, related to the allocation of costs of administrative personnel for services rendered to us by employees of FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $1,654 and $814, respectively, for the services rendered under this arrangement during the six months ended June 30, 2012 and 2011. As of June 30, 2012, we had $834 in administrative services expense payable to FB Advisor.

The dealer manager for our public offering was FS2, which is one of our affiliates. During the six months ended June 30, 2012 and 2011, FS2 retained $15,842 and $9,115, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, we satisfied the minimum offering requirement. We paid total reimbursements of $0 and $641 to FB Advisor and its affiliates during the six months ended June 30, 2012 and 2011, respectively. The reimbursements were recorded as a reduction of capital. As of June 30, 2012, no amounts were payable to FB Advisor and its affiliates under this arrangement.

FB Advisor’s senior management team is comprised of the same personnel as the senior management teams of FS Investment Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Energy and Power Fund and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund and FS Investment Corporation II. While none of FB Advisor, FS Investment Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund or FS Investment Corporation II rather than to us.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the six months ended June 30, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, approximately 27.5% of our portfolio investments (based on fair value) paid fixed interest rates, approximately 2.0% were non-income producing and the remainder paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate for the subordinated incentive fee on income payable to FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Broad Street credit facility and the Walnut Street credit facility, Broad Street and Walnut Street, respectively, borrow at a floating rate based on LIBOR. Under the terms of the TRS between Arch Street and Citibank, Arch Street pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $615,000. Pursuant to the terms of the financing arrangement with JPM, borrowings under the Revolving Credit Agreement, pricing of repurchase transactions under the JPM Facility and interest on the Class A Notes are all subject to a floating rate based on LIBOR. We expect that any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$1,136	$(3,964)	$5,100	1.7%
Current LIBOR	—	—	—	—
Up 100 basis points	(28)	7,930	$(7,958)	(2.7)%
Up 300 basis points	17,949	15,859	$2,090	0.7%
Up 500 basis points	76,969	39,647	$37,322	11.0%

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Arch Street receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR + 1.27% per annum on the full notional amount of loans subject to the TRS. As of June 30, 2012, all of the loans underlying the TRS paid variable interest rates. Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2012 and 2011, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q and the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2011, you should consider carefully the following information before making an investment in our common stock.

The agreements governing Walnut Street’s revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Our wholly-owned subsidiary, Walnut Street, has entered into the Walnut Street credit facility with Wells Fargo. The agreements governing the facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Walnut Street or us; (d) our resignation or removal as collateral manager; (e) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) our failure to have a net asset value of at least $200 million; and (g) the failure of Walnut Street to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Walnut Street credit facility immediately due and payable. During the continuation of an event of default, Walnut Street must pay interest at a default rate. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC.

The agreements governing the Walnut Street credit facility also require Walnut Street to comply with certain operational covenants. These covenants require Walnut Street to, among other things, maintain a specified borrowing base pursuant to which the amount of funds advanced to Walnut Street varies depending upon the types of loans in Walnut Street’s portfolio. In addition, the occurrence of any collateral control event triggers (i) a requirement that Walnut Street obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of Wells Fargo to direct Walnut Street to enter into transactions with respect to any portfolio assets, in each case in Wells Fargo’s sole discretion. Collateral control events include non-performance of any obligation under the transaction documents by Walnut Street, us, FB Advisor or GDFM, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Walnut Street credit facility.

The failure to meet collateral requirements under the Walnut Street credit facility or the occurrence of any other event of default which results in the acceleration of amounts due under the facility may force Walnut Street or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the facility, Wells Fargo would have the right to the assets pledged as collateral supporting the amounts outstanding under the credit facility and could sell such assets in order to satisfy amounts due under the facility.

Each borrowing under the Walnut Street credit facility is subject to the satisfaction of certain conditions. We cannot assure stockholders that Walnut Street will be able to borrow funds under the facility at any particular time or at all. See “Part I—Item 2A. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Walnut Street credit facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended June 30, 2012 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	411,815	$9.675	411,815	(1)
May 1 to May 31, 2012	—	—	—	—
June 1 to June 30, 2012	—	—	—	—

Total	411,815	$9.675	411,815	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is set forth in Note 9 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 9 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus filed pursuant to Rule 497 (File No. 333-174784) filed on November 1, 2011.)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of January 1, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.)

4.3	Amended and Restated Distribution Reinvestment Plan, effective as of June 29, 2012. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 15, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.12	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.13	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.14	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.15	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.16	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.17	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.18	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.19	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.20	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.21	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.22	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.23	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.24	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.25	Locust Street Funding LLC Class A Floating Rate Secured Note due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.27	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.28	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.29	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.30	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.31	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.32	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.33	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.34	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)