Form 10-Q
period 2012-09-30
FS Investment CORP
filed 2012-11-14
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 250,115,606 shares of common stock outstanding as of October 31, 2012.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$3,792,444 and $1,862,279, respectively)	$3,900,618	$1,844,358
Cash	191,177	210,714
Due from counterparty	—	69,684
Receivable for investments sold and repaid	98,638	1,404
Interest receivable	47,837	16,535
Deferred financing costs	8,447	551
Receivable due on total return swap(1)	—	548
Prepaid expenses and other assets	181	431

Total assets	$4,246,898	$2,144,225

Liabilities
Unrealized depreciation on total return swap(1)	$—	$1,996
Payable for investments purchased	198,640	64,367
Credit facilities payable	985,130	340,000
Repurchase agreement payable(2)	521,667	214,286
Stockholder distributions payable	16,868	10,543
Management fees payable	19,114	9,572
Accrued capital gains incentive fee(3)	33,920	—
Administrative services expense payable	1,609	154
Interest payable	5,711	2,525
Other accrued expenses and liabilities	2,318	1,890

Total liabilities	1,784,977	645,333

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 249,901,594 and 160,390,540 shares issued and outstanding, respectively	250	160
Capital in excess of par value	2,378,136	1,517,365
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency	16,687	—
Accumulated undistributed (distributions in excess of) net investment income(4)	(41,326)	1,284
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	108,174	(19,917)

Total stockholders’ equity	2,461,921	1,498,892

Total liabilities and stockholders’ equity	$4,246,898	$2,144,225

Net asset value per share of common stock at period end	$9.85	$9.35

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(2)	See Note 12 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income
Interest income	$84,015	$33,295	$197,548	$76,209
Dividend income	—	—	56	—

Total investment income	84,015	33,295	197,604	76,209

Operating expenses
Management fees	19,021	7,432	46,570	18,216
Capitals gains incentive fees(1)	17,421	(7,974)	33,920	(4,063)
Administrative services expenses	1,782	915	4,116	1,903
Stock transfer agent fees	910	448	2,731	1,138
Accounting and administrative fees	280	298	1,126	692
Interest expense	7,744	2,922	18,271	7,382
Other general and administrative expenses	2,101	945	4,699	2,309

Total operating expenses	49,259	4,986	111,433	27,577

Net investment income	34,756	28,309	86,171	48,632

Realized and unrealized gain/loss
Net realized gain (loss) on investments	10,259	2,433	14,853	22,456
Net realized gain (loss) on total return swap(2)	9,729	1,895	19,596	1,895
Net realized gain (loss) on foreign currency	521	—	534	—
Net change in unrealized appreciation (depreciation) on investments	69,216	(63,164)	126,095	(64,728)
Net change in unrealized appreciation (depreciation) on total return swap(2)	(2,453)	(8,887)	1,996	(7,600)
Net change in unrealized gain (loss) on foreign currency	(261)	(72)	—	1

Total net realized and unrealized gain/loss on investments	87,011	(67,795)	163,074	(47,976)

Net increase (decrease) in net assets resulting from operations	$121,767	$(39,486)	$249,245	$656

Per share information — basic and diluted
Net increase (decrease) in net assets resulting from operations	$0.49	$(0.37)	$1.13	$0.01

Weighted average shares outstanding	248,310,640	106,877,357	219,768,484	77,057,690

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operations
Net investment income	$86,171	$48,632
Net realized gain (loss) on investments, total return swap and foreign currency(1)	34,983	24,351
Net change in unrealized appreciation (depreciation) on investments	126,095	(64,728)
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,996	(7,600)
Net change in unrealized gain (loss) on foreign currency	—	1

Net increase (decrease) in net assets resulting from operations	249,245	656

Stockholder distributions(2)
Distributions from net investment income	(128,781)	(48,572)
Distributions from net realized gain on investments	(18,296)	(4,021)

Net decrease in net assets resulting from stockholder distributions	(147,077)	(52,593)

Capital share transactions
Issuance of common stock	803,348	787,570
Reinvestment of stockholder distributions	72,417	21,661
Repurchases of common stock	(11,670)	(3,253)
Offering costs	(3,234)	(3,997)

Net increase in net assets resulting from capital share transactions	860,861	801,981

Total increase in net assets	963,029	750,044
Net assets at beginning of period	1,498,892	389,232

Net assets at end of period	$2,461,921	$1,139,276

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$249,245	$656
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,837,344)	(1,416,863)
Paid-in-kind interest	(2,432)	(1,316)
Proceeds from sales and repayments of investments	937,138	783,196
Net realized (gain) loss on investments	(14,853)	(22,456)
Net change in unrealized (appreciation) depreciation on investments	(126,095)	64,728
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,996)	7,600
Net change in unrealized (gain) loss on foreign currency	—	(1)
Accretion of discount	(12,674)	(7,645)
Amortization of deferred financing costs	1,192	653
(Increase) decrease in due from counterparty	69,684	(69,673)
(Increase) decrease in receivable for investments sold and repaid	(97,234)	1,867
(Increase) decrease in interest receivable	(31,302)	(10,418)
(Increase) decrease in receivable due on total return swap(1)	548	(374)
(Increase) decrease in prepaid expenses and other assets	250	(16)
Increase (decrease) in payable for investments purchased	134,273	(5,448)
Increase (decrease) in management fees payable	9,542	4,123
Increase (decrease) in accrued capital gains incentive fee	33,920	(5,459)
Increase (decrease) in administrative services expense payable	1,455	484
Increase (decrease) in interest payable	3,186	841
Increase (decrease) in other accrued expenses and liabilities	428	1,065

Net cash used in operating activities	(1,683,069)	(674,456)

Cash flows from financing activities
Issuance of common stock	803,348	787,570
Reinvestment of stockholder distributions	72,417	21,661
Repurchases of common stock	(11,670)	(3,253)
Offering costs	(3,234)	(3,997)
Payments to investment adviser for offering and organization costs(2)	—	(641)
Stockholder distributions	(140,752)	(46,970)
Borrowings under credit facilities(3)	645,130	42,799
Borrowings under repurchase agreement(4)	307,381	109,286
Deferred financing costs paid	(9,088)	(618)

Net cash provided by financing activities	1,663,532	905,837

Total increase in cash	(19,537)	231,381
Cash at beginning of period	210,714	38,790

Cash at end of period	$191,177	$270,171

Supplemental disclosure
Local and excise taxes paid	$761	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(3)	See Notes 8, 10 and 13 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2012, the Company paid $6,104 in interest expense on the credit facilities.

(4)	See Note 12 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2012, the Company paid $7,789 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—86.4%
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(f)(h)(j)	Industrials	$54,175	$53,222	$54,717
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)(e)	Consumer Discretionary	9,870	9,839	9,923
AccentCare, Inc., L+500, 1.5% LIBOR Floor, 12/22/16(d)	Healthcare	2,053	1,851	1,693
ADS Waste Holdings, Inc., L+400, 1.3% LIBOR Floor, 9/11/19(i)	Industrials	5,293	5,240	5,331
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(e)	Consumer Staples	4,826	4,759	4,849
Advantage Sales & Marketing Inc., L+375, 1.5% LIBOR Floor, 12/18/17(d)	Industrials	4,562	4,555	4,592
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/25/15(f)(i)	Telecommunication Services	10,754	10,551	10,799
Airxcel Holdings Corp., L+575, 2.0% LIBOR Floor, 2/23/16(f)	Consumer Discretionary	1,872	1,855	1,825
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/28/19(d)(e)(f)	Financials	14,963	14,815	15,199
Alkermes, Inc., L+350, 1.0% LIBOR Floor, 9/18/19(d)(i)(j)	Healthcare	4,211	4,168	4,237
Allen Systems Group, Inc., L+575, 1.8% LIBOR Floor, 11/20/15(d)(g)	Information Technology	6,932	6,741	6,706
Alliant Holdings I, Inc., L+500, 1.8% LIBOR Floor, 8/21/14(d)	Financials	3,339	3,339	3,349
Allied Security Holdings, LLC, L+400, 1.3% LIBOR Floor, 2/3/17(d)	Industrials	3,861	3,842	3,864
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/20/15(d)(e)	Industrials	10,121	10,069	10,116
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(f)(h)	Consumer Discretionary	43,960	42,989	44,400
American Racing and Entertainment, LLC Term Loan A, L+700, 6/30/14(f)	Consumer Discretionary	14,750	14,750	14,676
American Racing and Entertainment, LLC Term Loan B, 9.0%, 6/30/14(f)	Consumer Discretionary	7,750	7,750	7,750
American Racing and Entertainment, LLC Term Loan C, 9.0%, 6/30/14(f)	Consumer Discretionary	1,100	1,100	1,100
Applied Systems, Inc., L+400, 1.5% LIBOR Floor, 12/8/16(d)	Information Technology	3,515	3,498	3,527
Aptalis Pharma Inc., L+400, 1.5% LIBOR Floor, 2/10/17(d)	Healthcare	6,848	6,809	6,865
Ardent Medical Services, Inc., L+500, 1.5% LIBOR Floor, 9/15/15(d)(e)	Healthcare	13,248	13,157	13,347
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/6/16(d)(e)	Information Technology	9,435	9,206	9,323
Asurion, LLC, L+400, 1.5% LIBOR Floor, 5/24/18(d)	Financials	4,716	4,727	4,753
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17(d)(e)	Information Technology	18,644	18,288	18,836
Audio Visual Services Group, Inc., L+225, 2/28/14(g)(h)	Information Technology	6,798	6,095	6,138
Avaya Inc., L+275, 10/24/14(d)(e)	Information Technology	4,554	4,438	4,433
Avaya Inc., L+450, 10/26/17(d)(e)	Information Technology	16,036	14,486	14,682
Aveta Inc., L+650, 2.0% LIBOR Floor, 4/4/17(e)(h)	Healthcare	19,163	18,885	19,330
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(e)(j)	Consumer Discretionary	4,950	4,917	4,995
AZ Chem U.S. Inc., L+575, 1.5% LIBOR Floor, 12/22/17(h)	Materials	3,936	3,830	4,024
Barbri, Inc., L+450, 1.5% LIBOR Floor, 6/16/17(d)	Consumer Discretionary	3,227	3,219	3,235
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17(f)	Consumer Discretionary	2,889	2,812	2,921
Bausch & Lomb Inc., L+425, 1.0% LIBOR Floor, 5/17/19(d)	Healthcare	1,988	1,994	2,013
BBB Industries, LLC, L+450, 2.0% LIBOR Floor, 6/27/14(f)	Consumer Discretionary	8,047	7,999	7,805
BJ’s Wholesale Club, Inc., L+450, 1.3% LIBOR Floor, 9/20/19(d)(e)(i)	Consumer Discretionary	20,000	19,799	20,127
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)(f)(h)	Information Technology	44,535	41,587	45,008
BostonMed Acquisition GmbH, L+475, 1.3% LIBOR Floor, 7/27/19(d)(j)	Healthcare	5,366	5,339	5,414
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(e)(j)	Consumer Discretionary	5,984	5,886	6,069
Brasa (Holdings) Inc., L+625, 1.3% LIBOR Floor, 7/19/19(d)	Consumer Discretionary	5,833	5,761	5,863
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17(e)	Energy	4,778	4,753	4,803
Burlington Coat Factory Warehouse Corp., L+425, 1.3% LIBOR Floor, 2/23/17(d)	Consumer Discretionary	4,022	4,029	4,073
Bushnell Inc., L+425, 1.5% LIBOR Floor, 8/24/15(d)	Consumer Discretionary	7,581	7,323	7,581
Caesars Entertainment Operating Co., L+425, 1/26/18(d)(e)(f)(j)	Consumer Discretionary	19,166	16,621	16,821
Calpine Corp., L+325, 1.3% LIBOR Floor, 9/28/19(d)(i)(j)	Energy	3,000	2,985	3,023
Cannery Casino Resorts, LLC, L+475, 1.3% LIBOR Floor, 10/2/18(d)(i)	Consumer Discretionary	4,000	3,960	4,005
CCC Information Services Inc., L+425, 1.5% LIBOR Floor, 11/11/15(d)	Information Technology	2,561	2,552	2,569
CCM Merger, Inc., L+475, 1.3% LIBOR Floor, 3/1/17(d)	Consumer Discretionary	4,759	4,704	4,818
Cenveo Corp., L+513, 1.5% LIBOR Floor, 12/21/16(e)	Consumer Discretionary	5,430	5,391	5,439
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)(f)(h)	Industrials	28,001	26,942	28,629

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Citgo Petroleum Corp., L+600, 2.0% LIBOR Floor, 6/24/15(e)(j)	Energy	$3,161	$3,195	$3,193
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/23/17(e)(f)(j)	Energy	8,773	8,741	8,944
Clear Channel Communications, Inc., L+365, 1/28/16(e)(f)(i)	Consumer Discretionary	31,811	25,300	26,107
Collective Brands, Inc., L+600, 1.3% LIBOR Floor, 9/30/19(f)(i)(j)	Consumer Discretionary	10,820	10,657	10,860
CompuCom Systems, Inc., L+350, 8/23/14(d)	Information Technology	1,739	1,697	1,748
Consolidated Container Co. LLC, L+500, 1.3% LIBOR Floor, 7/3/19(d)	Industrials	4,074	4,079	4,134
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19(d)(e)	Consumer Discretionary	13,097	13,032	13,114
Corel Corp., L+700, 5/2/14(d)(j)	Information Technology	9,700	9,642	9,749
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(f)	Energy	16,963	16,870	17,251
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18(d)	Consumer Staples	2,876	2,830	2,881
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17(h)	Consumer Discretionary	11,292	10,886	11,200
DigitalGlobe, Inc., L+450, 1.3% LIBOR Floor, 10/7/18(d)(j)	Telecommunication Services	1,241	1,242	1,246
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18(d)(f)(i)	Healthcare	17,296	16,299	16,720
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(f)	Energy	7,932	8,105	8,352
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/19/13(g)(i)	Information Technology	7,267	7,199	7,173
Education Management LLC, L+400, 6/1/16(f)(j)	Consumer Discretionary	3,989	3,194	3,371
Education Management LLC, L+700, 1.3% LIBOR Floor, 3/29/18(e)(j)	Consumer Discretionary	15,913	15,836	14,233
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/16(f)	Industrials	235	217	234
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/17(g)	Industrials	3,582	3,290	3,555
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(d)(e)(f)(j)	Consumer Discretionary	5,308	5,279	5,377
EquiPower Resources Holdings, LLC, L+500, 1.5% LIBOR Floor, 12/21/18(d)	Utilities	4,988	5,009	5,062
Fairmount Minerals, Ltd., L+400, 1.3% LIBOR Floor, 3/15/17(d)	Materials	1,458	1,445	1,460
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18(d)(f)(h)	Consumer Discretionary	23,888	23,571	24,127
FGI Operating Co., LLC, L+425, 1.3% LIBOR Floor, 4/19/19(d)	Consumer Discretionary	2,661	2,670	2,687
Fibertech Networks, LLC, L+450, 1.3% LIBOR Floor, 11/30/16(f)	Telecommunication Services	2,819	2,826	2,848
First Data Corp., L+400, 3/23/18(e)	Information Technology	5,465	4,939	5,214
First Data Corp., L+500, 3/24/17(e)	Information Technology	490	422	490
Flanders Corp., L+950, 1.5% LIBOR Floor, 5/16/18(f)(h)	Industrials	39,293	38,363	39,489
Fleetgistics Holdings, Inc., L+588, 2.0% LIBOR Floor, 3/23/15(f)	Industrials	2,276	2,257	2,241
Flexera Software, Inc., L+625, 1.3% LIBOR Floor, 9/29/17(d)	Information Technology	2,940	2,938	2,955
Florida Gaming Centers, Inc., 15.8%, 4/25/16(f)	Consumer Discretionary	12,517	12,332	12,267
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)(e)(g)	Energy	13,413	12,459	12,963
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17(d)(i)	Industrials	1,995	1,955	1,987
Freescale Semiconductor, Inc., L+425, 12/1/16(e)(j)	Industrials	1,896	1,799	1,857
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	5,581	5,595	5,651
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	880	882	891
Generac Power Systems, Inc., L+500, 1.3% LIBOR Floor, 2/9/19(d)(j)	Consumer Discretionary	3,571	3,642	3,603
Genesys Telecom Holdings, U.S., Inc., L+525, 1.5% LIBOR Floor, 1/31/19(d)(e)	Telecommunication Services	4,117	4,085	4,181
Getty Images, Inc., L+375, 1.5% LIBOR Floor, 11/7/16(d)	Consumer Discretionary	1,406	1,406	1,409
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	3,082	3,089	3,095
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18(d)	Consumer Discretionary	9,501	8,625	9,287
Halifax Media Holdings LLC, L+1050, 0.8% LIBOR Floor, 6/30/16(f)(h)	Consumer Discretionary	17,041	16,683	16,700
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18(d)	Financials	5,265	5,239	5,265
Harbor Freight Tools USA, Inc., L+425, 1.3% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	7,692	7,691	7,744
HarbourVest Partners L.P., L+475, 1.5% LIBOR Floor, 12/16/16(d)	Financials	8,520	8,510	8,541
Harland Clarke Holdings Corp., L+250, 6/30/14(e)(f)	Industrials	10,717	9,734	10,167
Hawaiian Telcom Communications, Inc., L+575, 1.3% LIBOR Floor, 2/28/17(d)(f)(h)	Telecommunication Services	17,021	16,900	17,287
HCR Healthcare LLC, L+350, 1.5% LIBOR Floor, 4/6/18(f)	Healthcare	3,124	3,093	3,095
The Hillman Group, Inc., L+350, 1.5% LIBOR Floor, 5/27/16(d)	Consumer Discretionary	1,369	1,367	1,380
Hubbard Radio, LLC, L+375, 1.5% LIBOR Floor, 4/28/17(d)	Telecommunication Services	1,218	1,219	1,232

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Hunter Fan Co., L+250, 4/16/14(d)	Consumer Discretionary	$3,967	$3,787	$3,841
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)(e)	Industrials	15,361	15,228	15,611
Hyland Software, Inc., L+475, 1.3% LIBOR Floor, 12/19/16(d)	Information Technology	8,409	8,388	8,440
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18(d)	Healthcare	7,456	7,322	7,486
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17(d)(i)	Healthcare	3,977	3,957	3,987
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18(d)(h)	Industrials	10,156	9,959	10,122
Immucor, Inc., L+450, 1.25% LIBOR Floor, 8/17/18(d)(e)	Healthcare	7,632	7,489	7,740
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(d)(f)	Healthcare	16,788	16,511	16,966
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(d)(e)(f)(j)	Materials	22,962	22,694	23,234
Infogroup Inc., L+425, 1.5% LIBOR Floor, 5/25/18(d)	Consumer Discretionary	4,228	3,706	3,805
Intelsat Jackson Holdings SA, L+375, 1.5% LIBOR Floor, 4/2/18(d)(j)	Telecommunication Services	2,963	2,964	2,973
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(f)(j)	Information Technology	1,036	927	1,037
Inventiv Health, Inc., L+500, 1.5% LIBOR Floor, 8/4/16(d)	Healthcare	1,975	1,839	1,916
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(d)(e)	Healthcare	10,533	10,125	10,244
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(d)(f)	Information Technology	18,655	18,366	18,889
Jason Inc., L+625, 2.0% LIBOR Floor, 9/22/14(g)	Industrials	3,389	3,376	3,389
JHCI Acquisition, Inc., L+250, 6/19/14(d)	Industrials	2,311	2,180	2,228
KIK Custom Products Inc., L+225, 6/2/14(e)(j)	Consumer Staples	10,301	9,627	9,754
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(h)	Healthcare	3,606	3,458	3,663
Kronos Inc., L+500, 1.3% LIBOR Floor, 12/28/17(d)	Industrials	7,464	7,473	7,520
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17(e)(f)	Energy	8,719	8,454	8,691
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(f)(j)	Information Technology	24,048	22,728	22,004
Lawson Software, Inc., L+500, 1.3% LIBOR Floor, 4/5/18(d)(i)	Information Technology	9,930	10,040	10,007
Leading Edge Aviation Services, Inc., L+850, 1.5% LIBOR Floor, 4/5/18(d)(h)	Industrials	36,434	35,759	36,069
Lord & Taylor Holdings LLC, L+450, 1.3% LIBOR Floor, 1/11/19(d)	Consumer Discretionary	848	852	856
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/3/16(f)	Telecommunication Services	6,651	6,580	6,285
MedAssets, Inc., L+375, 1.5% LIBOR Floor, 11/16/16(d)(j)	Healthcare	1,270	1,273	1,280
Microsemi Corp., L+300, 1.0% LIBOR Floor, 2/2/18(d)(j)	Industrials	3,463	3,467	3,492
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19(e)	Healthcare	4,545	4,478	4,517
Monitronics International, Inc., L+425, 1.3% LIBOR Floor, 3/16/18(d)(j)	Consumer Discretionary	4,815	4,840	4,874
Mood Media Corp., Prime+450, 5/7/18(d)(j)	Consumer Discretionary	5,083	5,032	5,080
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18(d)	Consumer Discretionary	4,788	4,798	4,854
Natural Products Group, LLC, Prime+400, 6.0% Prime Floor, 3/5/15(g)	Consumer Discretionary	1,482	1,410	1,423
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(e)(f)(h)(i)(j)	Industrials	22,167	22,096	22,460
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(d)(e)(g)(h)	Industrials	28,077	27,201	28,000
NCO Group, Inc., L+675, 1.3% LIBOR Floor, 4/3/18(e)(h)	Information Technology	19,900	19,527	20,043
NPC International, Inc., L+400, 1.25% LIBOR Floor, 12/28/18(d)(e)	Consumer Discretionary	4,282	4,202	4,336
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17(d)(f)(i)	Healthcare	19,042	18,861	18,755
NuSil Technology LLC, L+400, 1.3% LIBOR Floor, 4/7/17(d)	Materials	3,432	3,415	3,439
Nuveen Investments, Inc., L+550, 5/13/17(d)	Financials	9,000	9,004	8,957
NXP BV, L+400, 1.3% LIBOR Floor, 3/19/19(d)(j)	Industrials	5,970	5,981	6,063
NXP BV, L+425, 1.3% LIBOR Floor, 3/3/17(d)(j)	Industrials	2,357	2,382	2,412
On Assignment, Inc., L+375, 1.3% LIBOR Floor, 5/15/19(d)(j)	Industrials	5,492	5,461	5,519
Onex Carestream Finance L.P., L+350, 1.5% LIBOR Floor, 2/25/17(d)(f)	Healthcare	14,768	14,601	14,676
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/30/17(f)(h)	Information Technology	7,262	7,132	7,326
Orbitz Worldwide, Inc., L+300, 7/25/14(d)(j)	Consumer Discretionary	4,216	4,037	4,119
Ozburn-Hessey Holding Co., LLC, L+625, 2.0% LIBOR Floor, 4/8/16(d)(f)	Industrials	6,312	6,116	6,060
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/13/18(d)(i)	Energy	9,273	9,189	9,319
Panda Temple Power, LLC (TLA), Prime+600, 7/17/18(f)	Energy	3,000	3,000	3,030
Party City Holdings Inc., L+450, 1.3% LIBOR Floor, 7/26/19(d)(e)(f)	Consumer Discretionary	16,635	16,552	16,874

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Pelican Products, Inc., L+550, 1.5% LIBOR Floor, 7/11/18(d)	Industrials	$2,980	$2,950	$2,970
Peninsula Gaming LLC, L+450, 1.3% LIBOR Floor, 8/3/17(f)(i)(j)	Consumer Discretionary	4,605	4,559	4,683
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)(e)	Healthcare	14,384	14,230	14,542
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/23/17(d)(j)	Materials	9,950	9,769	10,112
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17(d)(f)(g)(h)	Industrials	20,340	20,241	20,238
Princeton Review, Inc., L+550, 1.5% LIBOR Floor, 12/7/14(g)	Consumer Discretionary	1,169	1,063	1,041
Property Data (U.S.) I, Inc., L+550, 1.5% LIBOR Floor, 1/4/17(f)	Information Technology	4,295	4,248	4,252
Protection One, Inc., L+450, 1.3% LIBOR Floor, 3/21/19(d)	Consumer Discretionary	5,050	5,065	5,120
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	5,000	4,988	5,013
RadNet Management, Inc., L+375, 2.0% LIBOR Floor, 4/6/16(d)	Healthcare	8,190	8,120	8,175
RBS Holding Co. LLC, Prime+600, 3/23/17(d)	Consumer Discretionary	9,875	5,969	6,172
RBS Worldpay, Inc., L+400, 1.25% LIBOR Floor, 11/30/17(d)	Financials	1,522	1,524	1,534
RedPrairie Corp., L+500, 1.0% LIBOR Floor, 8/6/18(d)	Information Technology	2,446	2,442	2,462
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/16/16(d)(e)(j)	Consumer Discretionary	3,926	3,848	3,946
Reynolds Group Holdings, Inc., L+375, 1.5% LIBOR Floor, 9/20/18(d)(e)(j)	Consumer Discretionary	10,495	10,495	10,549
Rocket Software, Inc., L+550, 1.5% LIBOR Floor, 2/8/18(d)	Information Technology	4,963	4,981	4,997
Roofing Supply Group LLC, L+525, 1.3% LIBOR Floor, 5/24/19(d)	Industrials	5,880	5,902	5,955
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(d)(j)	Consumer Staples	2,783	2,651	2,734
Sabre Inc., L+575, 12/29/17(d)(i)	Consumer Discretionary	1,493	1,477	1,486
Sabre Inc., L+600, 1.3% LIBOR Floor, 12/29/17(e)	Consumer Discretionary	8,491	8,407	8,570
Safariland, LLC, L+925, 1.5% LIBOR Floor, 7/27/18(d)(f)(h)	Industrials	45,581	44,693	45,581
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(d)(f)	Consumer Discretionary	6,825	6,788	6,834
Scitor Corp., L+350, 1.5% LIBOR Floor, 2/15/17(d)	Industrials	2,947	2,883	2,922
Scotsman Industries, Inc., L+425, 1.5% LIBOR Floor, 4/29/16(d)	Industrials	1,193	1,194	1,199
Shell Topco L.P., L+750, 1.5% LIBOR Floor, 9/28/18(d)(h)	Energy	33,000	32,505	32,505
Sheridan Holdings, Inc., L+475, 1.3% LIBOR Floor, 6/29/18(g)	Healthcare	2,971	2,942	3,002
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(e)	Energy	12,237	12,175	12,283
Shield Finance Co. Sarl, L+525, 1.3% LIBOR Floor, 5/10/19(f)(j)	Information Technology	11,002	10,844	11,071
Sitel, LLC, L+675, 1/30/17(e)	Telecommunication Services	5,966	5,733	5,623
Six3 Systems, Inc., L+575, 1.3% LIBOR Floor, 10/4/19(d)(i)	Information Technology	7,674	7,598	7,598
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Healthcare	7,096	7,021	7,140
Sophia, L.P., L+500, 1.3% LIBOR Floor, 7/19/18(d)(e)(f)	Information Technology	18,836	18,681	19,090
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)(e)(f)(h)(i)	Telecommunication Services	41,546	40,632	41,299
Spansion LLC, L+350, 1.3% LIBOR Floor, 2/9/15(e)(j)	Information Technology	11,385	11,309	11,489
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)(e)(f)(i)	Consumer Discretionary	26,476	26,236	26,559
Sprouts Farmers Markets Holdings, LLC, L+475, 4/18/16	Consumer Discretionary	4,876	4,876	4,608
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18(d)	Consumer Discretionary	4,816	4,756	4,804
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)(f)	Industrials	26,410	25,477	26,190
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)(e)	Energy	10,154	10,071	10,179
Summit Entertainment, LLC, L+550, 1.25% LIBOR Floor, 9/7/16(e)	Consumer Discretionary	7,975	7,869	7,990
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)(f)(h)	Healthcare	14,731	14,499	14,731
Surgical Care Affiliates, LLC, L+400, 12/29/17(h)	Healthcare	2,710	2,409	2,710
SymphonyIRI Group, Inc., L+375, 1.3% LIBOR Floor, 12/1/17(d)	Information Technology	2,079	2,065	2,083
Taminco Global Chemical Corp., L+400, 1.3% LIBOR Floor, 2/15/19(d)(j)	Industrials	478	479	484
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15(d)	Industrials	976	965	977
Technicolor SA, EURIBOR+500, 2.0% LIBOR Floor, 5/26/16(j)	Information Technology	2,345	2,752	2,952
Technicolor SA, EURIBOR+600, 2.0% LIBOR Floor, 5/26/17(j)	Information Technology	6,279	7,364	7,904
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(j)	Information Technology	1,659	1,498	1,628
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(j)	Information Technology	4,376	3,950	4,296

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(e)(g)(i)	Utilities	$54,391	$38,112	$40,590
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(g)	Utilities	38,867	26,474	26,838
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/14/18(d)(e)(j)	Industrials	12,978	12,611	13,076
Titlemax, Inc., L+850, 1.5% LIBOR Floor, 6/15/15(f)(h)	Industrials	25,000	24,770	25,250
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17(d)(f)	Energy	9,925	9,679	10,024
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(d)	Consumer Discretionary	7,253	7,146	7,217
Toys “R” Us-Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16(d)(e)(i)	Consumer Discretionary	8,865	8,833	8,860
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16(d)	Industrials	7,856	7,760	7,787
Travelport LLC, L+450, 8/21/15(e)(f)(g)	Consumer Discretionary	15,682	14,214	14,996
Trinseo Materials Operating S.C.A., L+650, 1.5% LIBOR Floor, 8/2/17(e)	Materials	3,656	3,656	3,514
Truven Health Analytics Inc., L+550, 1.3% LIBOR Floor, 6/6/19(d)(e)	Healthcare	10,938	10,800	11,051
Twin-Star International, Inc., L+400, 4/24/13(f)	Consumer Discretionary	7,621	7,526	7,583
U.S. Security Associates Holdings, Inc., L+475, 1.25% LIBOR Floor, 7/28/17(d)	Consumer Discretionary	4,681	4,681	4,702
Unifrax I LLC, L+500, 1.5% LIBOR Floor, 11/28/18(e)(f)	Industrials	13,994	13,731	14,163
United Surgical Partners International Inc., L+475, 1.3% LIBOR Floor, 4/3/19(d)	Healthcare	4,385	4,383	4,444
Univar Inc., L+350, 1.5% LIBOR Floor, 6/30/17(e)	Materials	6,525	6,525	6,506
Univision Communications Inc., L+425, 3/31/17(e)(f)	Consumer Discretionary	9,593	8,537	9,498
Virtual Radiologic Corp., Prime+450, 12/22/16(g)	Healthcare	3,546	3,483	3,150
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 7/22/16(d)	Information Technology	7,400	7,346	7,377
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/4/16(f)(h)	Materials	55,775	54,835	55,496
Wall Street Systems Holdings, Inc., L+400, 1.5% LIBOR Floor, 6/20/17(d)	Information Technology	2,392	2,375	2,389
WASH Multifamily Laundry Systems, LLC, Prime+375, 8/28/14(g)	Industrials	3,850	3,819	3,845
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(e)(f)(h)(j)	Information Technology	31,285	28,104	31,598
West Corp., L+450, 1.3% LIBOR Floor, 6/29/18(d)	Information Technology	7,315	7,260	7,420
Wide Open West Finance LLC, L+500, 1.3% LIBOR Floor, 7/17/18(d)(e)	Consumer Discretionary	10,391	10,220	10,499
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(h)(j)	Energy	4,205	4,208	4,231
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17(d)	Industrials	6,067	6,040	6,173
Woodstream Corp., L+350, 8/29/14(f)(g)	Consumer Discretionary	2,235	2,164	2,195
Zayo Group, LLC, L+588, 1.3% LIBOR Floor, 7/2/19(d)	Telecommunication Services	7,125	6,985	7,208

Total Senior Secured Loans—First Lien			2,099,076	2,141,839
Unfunded Loan Commitments			(13,726)	(13,726)

Net Senior Secured Loans—First Lien			2,085,350	2,128,113

Senior Secured Loans—Second Lien—23.2%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(e)(f)	Consumer Staples	19,000	19,070	19,171
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18(e)(f)(i)	Industrials	20,314	20,366	20,339
AlixPartners, LLP, L+925, 1.5% LIBOR Floor, 12/27/19(e)	Financials	15,000	14,560	15,244
American Racing and Entertainment, LLC, 12.0%, 7/2/18	Consumer Discretionary	16,800	16,205	15,792
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)(e)	Financials	12,229	12,178	12,686
Atlantic Broadband Finance, LLC, L+850, 1.3% LIBOR Floor, 10/4/19(e)(f)	Consumer Discretionary	22,000	21,865	23,072
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(e)(f)	Information Technology	29,000	28,119	28,500
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 9/18/20(e)(f)(i)	Consumer Discretionary	8,298	8,215	8,422
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(f)(g)	Information Technology	22,000	20,059	20,900
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/18/17(f)(g)	Information Technology	9,000	9,022	8,387
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(f)	Consumer Discretionary	17,391	16,709	17,565
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(e)	Energy	6,923	6,814	6,992
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(d)	Information Technology	6,207	6,087	6,333
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19(i)	Consumer Discretionary	12,000	11,760	12,000
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(f)(g)	Consumer Discretionary	46,800	46,008	47,268
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Utilities	7,000	6,864	7,134

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
FR Brand Acquisition Corp., L+600, 2/6/15(e)	Industrials	$10,000	$9,304	$9,562
FR Brand Acquisition Corp., L+700, 2/7/15(e)	Industrials	3,000	2,878	2,865
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(e)	Industrials	7,000	6,970	6,370
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/30/17(e)	Consumer Discretionary	4,455	4,389	4,532
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/30/18(f)	Telecommunication Services	1,429	1,417	1,457
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(f)(g)	Industrials	37,000	35,649	36,445
JHCI Acquisition, Inc., L+550, 12/19/14(g)	Industrials	11,250	10,470	10,055
JW Aluminum Co., L+675, 12/9/13(f)	Materials	20,714	16,732	16,520
Kinetek Acquisition Corp., L+550, 5/10/14(d)	Industrials	500	462	475
Kronos Inc., L+900, 6/11/18(e)	Industrials	3,000	2,979	2,985
Mood Media Corp., Prime+775, 11/6/18(e)(f)(j)	Consumer Discretionary	23,325	23,154	22,844
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(g)	Industrials	8,500	8,456	8,500
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(j)	Consumer Discretionary	€20,000	23,660	22,548
Pelican Products, Inc., L+1000, 1.5% LIBOR Floor, 6/14/19(d)	Industrials	$6,667	6,538	6,700
Pregis Corp., L+1000, 1.5% LIBOR Floor, 3/23/18(f)(g)	Industrials	45,000	44,177	44,550
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18(d)(i)	Energy	5,515	5,473	5,557
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	502
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)(e)	Industrials	8,571	8,577	8,571
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(f)	Healthcare	2,727	2,701	2,768
SMG Holdings, Inc., L+950, 1.3% LIBOR Floor, 12/3/18(f)	Consumer Discretionary	23,529	23,078	23,765
Southern Pacific Resource Corp., Prime+750, 1/7/16(e)(f)(j)	Energy	13,728	13,596	13,911
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18(d)	Consumer Discretionary	5,000	4,958	5,088
TPF Generation Holdings, LLC, L+425, 12/15/14(e)	Energy	4,713	4,485	4,713
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/27/18(i)	Information Technology	9,302	9,163	9,250
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Information Technology	14,750	14,701	14,824
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/26/18(d)(f)(j)	Information Technology	15,700	15,376	16,171

Total Senior Secured Loans—Second Lien			563,744	571,333

Senior Secured Bonds—16.1%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(f)(g)	Industrials	75,000	73,161	74,250
Allen Systems Group, Inc., 10.5%, 11/15/16(f)	Information Technology	15,323	14,156	10,113
Aspect Software, Inc., 10.6%, 5/15/17(e)	Information Technology	4,000	4,000	3,990
Avaya Inc., 7.0%, 4/1/19(e)(f)	Information Technology	10,500	9,752	9,752
Cenveo Corp., 8.9%, 2/1/18(e)(f)	Consumer Discretionary	23,788	21,639	22,494
Chester Downs & Marina, LLC, 9.3%, 2/1/20(e)(j)	Consumer Discretionary	3,750	3,785	3,808
Chrysler Group LLC, 8.3%, 6/15/21(f)	Industrials	10,000	10,230	10,683
Eastman Kodak Co., 10.6%, 3/15/19(f)(l)	Information Technology	14,500	12,092	9,335
Eastman Kodak Co., 9.8%, 3/1/18(l)	Information Technology	18,992	13,846	12,243
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(f)	Energy	14,250	14,699	15,176
Energy Future Intermediate Holding Co. LLC, 6.9%, 8/15/17(g)	Energy	1,100	1,100	1,144
First Data Corp., 6.8%, 11/1/20	Information Technology	2,000	1,984	1,992
HOA Restaurant Group, LLC, 11.3%, 4/1/17(f)	Consumer Discretionary	14,100	14,128	13,131
Ineos Finance Plc, 7.5%, 5/1/20(e)(j)	Materials	850	850	870
Ineos Finance Plc, 8.4%, 2/15/19(e)(j)	Materials	3,000	3,000	3,164
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)(f)	Healthcare	18,660	18,079	19,780
Neff Rental LLC., 9.6%, 5/15/16	Industrials	1,352	1,364	1,366
NES Rental Holdings, Inc., 12.3%, 4/15/15(f)(g)	Industrials	19,450	19,374	19,597
Paetec Holdings Corp., 8.9%, 6/30/17(e)(j)	Telecommunication Services	4,680	4,774	5,090
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(e)	Consumer Discretionary	2,400	2,400	2,557
PH Holding LLC, 9.8%, 12/31/17(f)	Industrials	10,000	9,800	9,800
Reynolds Group Holdings, Inc., 5.8%, 10/15/20(e)(j)	Consumer Discretionary	6,750	6,750	6,750

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Reynolds Group Holdings, Inc., 7.1%, 4/15/19(e)(j)	Consumer Discretionary	$3,000	$3,125	$3,178
Ryerson Inc., 9.0%, 10/15/17(e)(i)	Industrials	3,100	3,100	3,119
Sorenson Communication, Inc., 10.5%, 2/1/15(g)	Telecommunication Services	34,000	28,751	29,899
Speedy Cash Intermediate Holdings Corp., 10.8%, 5/15/18(f)	Financials	16,000	16,172	16,865
Symbion, Inc., 8.0%, 6/15/16(e)(f)	Healthcare	12,460	12,318	12,772
Taminco Global Chemical Corp., 9.8%, 3/31/20(f)(j)	Industrials	2,750	2,750	2,970
Technicolor SA, 9.4%, 4/23/16(g)(j)	Information Technology	2,484	2,299	2,490
Technicolor SA, 9.4%, 5/26/17(g)(i)(j)	Information Technology	14,057	12,958	14,092
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(f)	Utilities	10,000	9,914	7,900
Titlemax, Inc., 13.3%, 7/15/15(f)	Industrials	14,500	15,155	16,167
Travelport LLC, L+600 PIK, 12/1/16(g)	Consumer Discretionary	22,567	17,576	17,141
United Refining, Co., 10.5%, 2/28/18(f)	Energy	1,185	1,149	1,287
Univision Communications Inc., 6.9%, 5/15/19(f)	Consumer Discretionary	6,800	6,753	6,998
Viasystems Group Inc., 7.9%, 5/1/19(e)(j)	Industrials	5,000	5,000	4,988

Total Senior Secured Bonds			397,983	396,951

Subordinated Debt—23.7%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(g)	Industrials	10,000	9,813	9,850
Alpha Natural Resources, Inc., 6.3%, 6/1/21(f)(j)	Materials	4,000	4,000	3,385
Alta Mesa Holdings, LP, 9.6%, 10/15/18(e)	Energy	1,200	1,212	1,206
Asurion, LLC, L+950, 1.5% LIBOR Floor, 8/16/19(f)	Financials	15,000	14,576	16,000
Aurora Diagnostics, LLC, 10.8%, 1/15/18(f)	Healthcare	20,065	20,121	20,316
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(g)(j)	Energy	3,000	3,043	3,215
BakerCorp. International Inc., 8.3%, 6/1/19(f)	Industrials	5,000	5,000	5,075
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(e)(j)	Telecommunication Services	5,000	5,000	5,300
Burlington Coat Factory Warehouse Corp., 10.0%, 2/15/19(g)	Consumer Discretionary	4,334	4,017	4,819
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(f)(j)	Energy	5,800	5,800	6,257
Calumet Lubricants Co., L.P., 9.6%, 8/1/20(f)(j)	Energy	1,500	1,474	1,623
Cenveo Corp., 7.9%, 12/1/13(g)	Consumer Discretionary	4,000	3,736	4,003
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(e)(f)(g)(j)	Energy	130,000	128,850	130,562
Cincinnati Bell Inc., 8.4%, 10/15/20(e)(j)	Telecommunication Services	11,000	10,852	11,880
Comstock Resources, Inc., 9.5%, 6/15/20(e)(f)(j)	Energy	21,000	20,036	22,508
Cumulus Media Inc., 7.8%, 5/1/19(f)(j)	Consumer Discretionary	5,000	4,438	4,888
Del Monte Foods Co., 7.6%, 2/15/19(e)	Consumer Staples	3,500	3,498	3,618
Entercom Radio, LLC, 10.5%, 12/1/19(e)(j)	Consumer Discretionary	13,500	13,355	14,775
Everest Acquisition LLC, 9.4%, 5/1/20(e)	Energy	7,750	7,750	8,467
Flanders Corp., 10.0%, 3.8% PIK, 5/14/18(g)	Industrials	8,154	7,962	8,194
Gymboree Corp., 9.1%, 12/1/18(g)	Consumer Discretionary	5,000	4,481	4,797
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Industrials	2,689	2,409	2,258
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	63,239	62,144	63,239
Ipreo Holdings LLC, 11.8%, 8/15/18(f)	Information Technology	10,000	9,958	10,300
J.Crew Group, Inc., 8.1%, 3/1/19(g)	Consumer Discretionary	1,200	1,200	1,260
JBS U.S.A. LLC, 8.3%, 2/1/20(e)(j)	Consumer Staples	3,000	2,959	2,982
Kinetic Concepts, Inc., 12.5%, 11/1/19	Healthcare	11,700	11,333	11,247
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(g)(j)	Energy	5,000	4,935	4,437
Monitronics International, Inc., 9.1%, 4/1/20(e)(j)	Consumer Discretionary	2,250	2,250	2,362
Nuance Communications Inc., 5.4%, 8/15/20(g)(j)	Information Technology	750	750	776
The Pantry Inc., 8.4%, 8/1/20(g)(j)	Consumer Discretionary	5,500	5,500	5,692
Party City Holdings, Inc., 8.9%, 8/1/20(g)	Consumer Discretionary	600	600	640
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19(g)	Healthcare	2,900	2,900	3,262
Prestige Brands Holdings, Inc., 8.1%, 2/1/20(e)(j)	Consumer Discretionary	4,500	4,500	4,805

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
QR Energy, L.P., 9.3%, 8/1/20(e)(j)	Energy	$3,250	$3,205	$3,336
Quicksilver Resources Inc., 7.1%, 4/1/16(e)(j)	Energy	1,000	885	868
Resolute Energy Corp., 8.5%, 5/1/20(e)(j)	Energy	10,500	10,634	10,789
Samson Investment Co., 9.8%, 2/15/20(e)(f)	Energy	19,420	19,636	20,068
SandRidge Energy, Inc., 8.1%, 10/15/22(e)(j)	Energy	7,500	7,500	7,956
Sequel Industrial Products Holdings, LLC, 12.0%, 2.5% PIK, 5/10/18(g)	Energy	15,500	15,206	15,500
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)(j)	Healthcare	32,833	31,939	33,161
ThermaSys Corp., 10.0%, 2.5% PIK, 12/31/16	Industrials	85,662	84,076	85,662
Univar Inc., 12.0%, 6/30/18(f)	Materials	3,000	2,952	3,105

Total Subordinated Debt			566,485	584,443

Collateralized Securities—4.0%
Apidos CDO IV Class E, L+360, 10/27/18(g)(j)	Financials	2,000	1,185	1,549
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)(j)	Financials	4,775	3,179	4,025
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)(j)	Financials	2,252	1,808	1,959
Blue Mountain CLO III Class E, L+355, 3/17/21(g)(j)	Financials	2,000	965	1,458
Carlyle Azure CLO Class Income, 22.5%, 5/27/20(j)	Financials	28,000	13,919	18,480
Dryden CDO 23A Class E, L+700, 7/20/23(j)	Financials	4,500	3,628	4,070
Dryden CDO 23A Class Subord., 15.2%, 7/17/23(j)	Financials	10,000	7,907	9,200
Franklin CLO 6A Class E, L+425, 8/9/19(g)(j)	Financials	1,919	1,233	1,622
Galaxy VII CLO Class Subord., 25.9%, 10/13/18(j)	Financials	2,000	981	1,916
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)(j)	Financials	6,500	3,411	4,775
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)(j)	Financials	4,000	2,355	3,081
Mountain View CLO II Class Pref., 29.8%, 1/12/21(j)	Financials	9,225	5,101	8,654
Octagon CDO 2007 1A Class Income, 69.2%, 8/25/21(j)	Financials	4,000	1,987	4,790
Octagon CLO 2006 10A Class Income, 42.6%, 10/18/20(j)	Financials	4,375	2,545	4,724
Rampart CLO 2007 1A Class Subord., 44.0%, 10/25/21(j)	Financials	10,000	5,716	11,321
Stone Tower CLO VI Class Subord., 40.7%, 4/17/21(g)(j)	Financials	5,000	3,103	6,358
Trimaran CLO IV Ltd. Class Pref., 38.8%, 12/1/17(j)	Financials	12,500	6,490	9,751

Total Collateralized Securities			65,513	97,733

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.0%(k)
Aquilex Corp., Common Equity, Class A Shares(f)(l)	Energy	15,128	$2,266	$5,507
Aquilex Corp., Common Equity, Class B Shares(f)(g)(l)	Energy	32,637	4,889	11,880
Flanders Corp., Common Equity(g)(l)	Industrials	5,000,000	5,000	6,000
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(g)(l)	Consumer Discretionary	71	—	42
Florida Gaming Corp., Strike: $25.00, Warrants(g)(l)	Consumer Discretionary	226,635	—	—
Ipreo Holdings LLC, Common Equity(g)(l)	Information Technology	1,000,000	1,000	1,300
JW Aluminum Co., Common Equity(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity(g)(l)	Industrials	2,623	262	—
Leading Edge Aviation Services, Inc., Preferred Equity(g)(l)	Industrials	738	738	637
Milagro Holdings, LLC, Common Equity(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(l)	Energy	283,947	11,181	9,001
Plains Offshore Operations Inc., Preferred Equity(f)(g)	Energy	520,342	51,135	52,366
Plains Offshore Operations Inc., Strike: $20.00, Warrants(f)(g)(l)	Energy	1,013,444	1,722	2,179
Safariland, LLC, Common Equity(g)(l)	Industrials	25,000	2,500	2,647
Safariland, LLC, Preferred Equity(g)	Industrials	1,021	9,874	10,056
Safariland, LLC, Warrants(g)(l)	Industrials	2,263	246	240
Sequel Industrial Products Holdings, LLC, Common Equity(g)(l)	Energy	3,330,600	3,400	3,997
Sequel Industrial Products Holdings, LLC, Preferred Equity(g)(l)	Energy	85,963	7,644	8,178
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants(g)(l)	Energy	20,681	555	14
ThermaSys Corp., Common Equity(g)(l)	Industrials	51,813	1	570
ThermaSys Corp., Preferred Equity(g)(l)	Industrials	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units(g)(l)	Materials	2,500,000	2,500	2,250

Total Equity/Other			113,369	122,045

TOTAL INVESTMENTS—158.4%			$3,792,444	3,900,618

LIABILITIES IN EXCESS OF OTHER ASSETS—(58.4%)				(1,438,697)

NET ASSETS—100.0%				$2,461,921

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 12).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 12).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 13).

(i)	Position or portion thereof unsettled as of September 30, 2012.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2012, 78.9% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	$4,838	$4,719	$4,781
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Industrials	1,896	1,785	1,819
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Consumer Discretionary	1,692	1,679	1,696
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	7,997	7,098	7,140
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 12/22/17(d)	Consumer Discretionary	9,778	9,694	9,750
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)(g)	Industrials	6,824	5,876	5,795
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Healthcare	3,148	3,112	2,895
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)	Industrials	9,649	9,456	9,625
Immucor, Inc. , L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	7,824	7,525	7,886
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Healthcare	11,970	11,629	11,731
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Information Technology	4,750	4,709	4,726
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Information Technology	1,045	894	1,013
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(d)	Healthcare	5,073	5,025	4,870
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Information Technology	14,642	14,306	14,312
J.Crew Group, Inc., L+350, 1.3% LIBOR Floor, 3/7/18	Consumer Discretionary	3,990	3,499	3,758
KIK Custom Products Inc., L+225, 5/31/14(d)(g)	Consumer Staples	10,382	9,446	8,898
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(d)	Healthcare	14,388	13,750	14,538
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Industrials	71,858	70,492	72,426
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Energy	5,785	5,511	5,657
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Information Technology	10,707	10,682	9,369
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/4/16(e)	Telecommunication Services	7,359	7,265	7,327
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Information Technology	4,950	4,888	4,216
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/4/18(d)(g)	Consumer Discretionary	3,658	3,625	3,405
Mosaic U.S. Holdings Inc., L+275, 4/3/13(e)	Consumer Discretionary	873	744	829
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Information Technology	7,480	7,454	7,420
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Industrials	3,069	3,027	3,100
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Discretionary	4,304	4,218	4,320
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/3/17(e)	Healthcare	15,401	15,298	14,978
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Information Technology	7,317	7,173	7,345
Ozburn-Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Industrials	3,504	3,498	3,097
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Healthcare	12,681	12,492	12,623
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Consumer Discretionary	5,557	5,567	5,334
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)(f)	Industrials	13,250	13,046	13,124
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Discretionary	2,239	2,214	2,228
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(g)	Consumer Discretionary	4,052	3,959	4,005
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Consumer Discretionary	4,950	4,867	4,727
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/18(d)(g)	Consumer Discretionary	1,969	1,905	1,961
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 7/31/18(d)(g)	Consumer Discretionary	9,746	9,654	9,707
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Discretionary	2,592	2,571	2,576
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(d)(g)	Industrials	6,425	6,301	6,498
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,262	10,362
Shield Finance Co. Sarl, L+563, 2.0% LIBOR Floor, 6/15/16(e)(g)	Information Technology	4,664	4,642	4,664
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,705	5,691
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Healthcare	5,906	5,830	5,896
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	14,289	13,889	13,832
Spansion, LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Information Technology	10,818	10,705	10,696
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Discretionary	9,910	9,668	9,588
Sprouts Farmers Markets, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Consumer Discretionary	5,250	5,250	4,804
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Industrials	17,522	16,694	16,588
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Utilities	4,231	4,211	4,167
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,089	4,089	3,553

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Consumer Discretionary	$13,523	$13,359	$13,388
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,960	3,891	3,935
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)	Healthcare	993	1,005	926
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Industrials	537	512	536
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,766	8,748
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,000	3,069	2,804
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Utilities	12,867	10,540	8,180
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(g)	Telecommunication Services	1,247	1,247	1,243
Toys”R”Us, Inc., L+450, 1.5% LIBOR Floor, 8/17/16(d)	Consumer Discretionary	6,666	6,635	6,593
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Industrials	14,100	13,819	14,171
Univar Inc., L+350, 1.5% LIBOR Floor, 4/28/17(d)	Materials	6,575	6,575	6,357
Univision Communications Inc., L+425, 9/29/14(d)	Consumer Discretionary	10,000	8,661	8,932
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/5/16(e)	Materials	57,068	55,971	56,213
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Industrials	7,000	6,725	6,755
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)(g)	Information Technology	35,000	30,867	32,244
Yell Group Plc, L+300, 7/31/14(g)	Consumer Discretionary	785	695	221
Zayo Group, LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	6,000	5,822	5,981

Total Senior Secured Loans—First Lien			1,043,519	1,043,485
Unfunded Loan Commitments			(20,302)	(20,302)

Net Senior Secured Loans—First Lien			1,023,217	1,023,183

Senior Secured Loans—Second Lien—25.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Consumer Staples	17,000	17,040	16,958
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/17/18(d)	Industrials	19,244	19,301	18,931
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Healthcare	10,000	9,811	9,900
American Racing & Entertainment, LLC, 12.0%, 6/30/18	Consumer Discretionary	16,800	16,136	13,356
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Healthcare	10,000	9,764	9,500
AmWINS Group, Inc., L+550, 6/8/14(e)	Financials	1,992	1,755	1,891
Aquilex Holdings LLC, L+950, 1.5% LIBOR Floor, 2/3/12	Energy	1,048	1,020	1,284
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)	Financials	27,429	27,301	27,096
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Information Technology	17,000	16,726	16,235
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19	Information Technology	15,000	13,518	13,500
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/17/17(d)	Information Technology	9,000	9,025	8,640
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Energy	6,923	6,800	6,387
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)(f)	Information Technology	20,783	20,782	20,809
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Healthcare	3,333	3,303	3,283
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(e)	Consumer Discretionary	46,800	45,924	46,331
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13(e)	Consumer Discretionary	12,500	12,099	12,406
FR Brand Acquisition Corp., L+600, 2/7/15(d)	Industrials	10,000	9,132	7,206
FR Brand Acquisition Corp., L+700, 2/7/15(d)	Industrials	3,000	2,845	2,153
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Industrials	7,000	6,967	6,772
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Consumer Discretionary	4,455	4,380	4,484
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/27/18(d)	Telecommunication Services	1,429	1,416	1,421
JHCI Holdings, Inc., L+550, 12/19/14(d)	Industrials	6,000	5,580	5,003
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	14,984	14,500
Kronos Inc., L+575, 6/11/15(d)	Industrials	3,000	2,936	2,888
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)(g)	Consumer Discretionary	15,000	14,943	13,894
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(g)	Consumer Discretionary	€20,000	23,353	23,089
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Consumer Staples	$15,000	15,079	15,047
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Industrials	500	500	495
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	8,571	8,579	8,443

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Southern Pacific Resource Corp., Prime +750, 1/7/16(d)(e)(g)	Energy	$13,833	$13,674	$13,915
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Discretionary	5,000	4,954	5,050
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,592	7,721
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/19/17(d)	Information Technology	12,000	11,913	11,715
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/27/18(g)	Information Technology	4,700	4,021	4,207
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Consumer Staples	14,028	14,113	13,998

Total Senior Secured Loans—Second Lien			397,266	388,508

Senior Secured Bonds—7.7%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Information Technology	8,722	8,801	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Information Technology	4,000	4,000	4,167
Avaya Inc., 7.0%, 4/1/19(d)	Information Technology	1,500	1,500	1,444
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(e)(g)	Energy	5,600	5,600	5,085
Eastman Kodak Co., 10.6%, 3/15/19(e)(g)	Information Technology	7,500	7,408	5,788
First Data Corp., 8.9%, 8/15/20(d)(e)	Information Technology	6,300	6,346	6,395
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Discretionary	14,100	14,132	12,942
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(g)	Telecommunication Services	2,000	2,000	2,085
Kabel BW, 7.5%, 3/15/19(d)(g)	Telecommunication Services	665	665	709
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Telecommunication Services	5,000	4,973	5,163
Paetec Holdings Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,798	5,104
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Discretionary	2,400	2,400	2,368
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Industrials	720	720	737
Speedy Cash Intermediate Holdings Corp., 10.8%, 10/15/18(e)	Financials	16,000	16,193	16,259
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Healthcare	15,460	15,255	14,436
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,910	8,369
Titlemax, Inc., 13.3%, 7/15/15(e)	Industrials	14,500	15,401	15,735
United Refining Co., 10.5%, 2/28/18(e)	Energy	1,185	1,146	1,116

Total Senior Secured Bonds			121,248	115,360

Subordinated Debt—15.6%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(f)	Industrials	10,000	9,800	9,800
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Materials	4,000	4,000	3,892
AMC Networks Inc., 7.8%, 7/15/21(g)	Consumer Discretionary	2,900	2,900	3,169
Aquilex Corp., 11.1%, 12/15/16(e)(h)	Energy	10,000	9,738	4,105
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	8,000	8,000	8,004
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Industrials	5,000	5,000	4,759
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,247
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Consumer Discretionary	4,334	3,994	4,255
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(g)	Energy	5,800	5,800	5,663
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,843	11,052
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,010
Cumulus Media Inc., 7.8%, 5/1/19(g)	Consumer Discretionary	5,000	4,394	4,466
Del Monte Foods Co., 7.6%, 2/15/19(d)	Consumer Staples	4,500	4,235	4,336
Entercom Radio, LLC, 10.5%, 12/1/19(d)(g)	Consumer Discretionary	13,500	13,347	13,542
Grifols, SA, 8.3%, 2/1/18(d)(g)	Healthcare	2,500	2,500	2,639
Gymboree Corp., 9.1%, 12/1/18	Consumer Discretionary	2,000	1,533	1,775
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Industrials	2,689	2,347	1,954
Hughes Satellite Systems Corp., 7.6%, 6/15/21(d)(g)	Telecommunication Services	1,310	1,310	1,376
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Industrials	47,000	46,089	47,000
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Information Technology	15,000	14,929	14,850
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Discretionary	1,200	1,200	1,153

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Healthcare	$14,660	$13,798	$14,468
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Industrials	9,200	8,834	8,004
NCO Group Inc., L+488, 11/15/13(e)	Information Technology	7,000	6,485	6,805
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19	Healthcare	2,900	2,900	3,038
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(g)	Energy	1,000	865	1,000
Sealed Air Corp., 8.4%, 9/15/21(d)(g)	Industrials	2,667	2,667	2,949
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Information Technology	2,000	2,000	2,009
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)	Healthcare	32,500	31,526	31,525
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,964	3,045
WCA Waste Corp., 7.5%, 6/15/19	Industrials	3,930	3,930	3,987

Total Subordinated Debt			236,928	233,877

Collateralized Securities—4.6%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Financials	2,000	1,123	1,240
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Financials	4,775	3,109	3,206
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Financials	2,252	1,750	1,563
Base CLO I Class E, EURIBOR+500, 10/17/18(g)	Financials	€1,500	1,002	1,221
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Financials	$2,000	921	1,162
Carlyle Azure CLO Class Income, 21.3%, 5/27/20(g)	Financials	28,000	16,645	15,360
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Financials	1,919	1,188	1,195
Galaxy VII CLO Class Subord., 20.2%, 10/13/18(g)	Financials	2,000	1,341	1,518
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Financials	6,500	3,226	3,870
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Financials	4,000	2,277	2,366
Mountain View CLO II Class Pref., 25.9%, 1/12/21(g)	Financials	9,225	6,082	6,574
Octagon CDO 2007 1A Class Income, 43.9%, 8/25/21(g)	Financials	4,000	2,440	3,889
Octagon CLO 2006 10A Class Income, 35.3%, 10/18/20(g)	Financials	4,375	3,112	4,183
Rampart CLO 2007 1A Class Subord., 21.9%, 10/25/21(g)	Financials	10,000	7,146	8,233
Stone Tower CLO VI Class Subord., 22.4%, 4/17/21(g)	Financials	5,000	3,793	4,801
Trimaran CLO IV Ltd. Class Pref., 16.6%, 12/1/17(g)	Financials	12,500	8,309	7,985

Total Collateralized Securities			63,464	68,366

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2012, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010, Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011, Locust Street Funding LLC, or Locust Street, which was established on July 5, 2011, Race Street Funding LLC, or Race Street, which was established on July 5, 2011, and Walnut Street Funding LLC, or Walnut Street, which was established on May 16, 2012. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of October 31, 2012, the Company had sold a total of 253,354,833 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,655,880, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008. During the nine months ended September 30, 2012 and 2011, the Company sold 90,718,973 and 83,613,294 shares for gross proceeds of $958,849 and $890,497 at an average price per share of $10.57 and $10.65, respectively. The gross proceeds received during the nine months ended September 30, 2012 and 2011 include reinvested stockholder distributions of $72,417 and $21,661, respectively. During the period from October 1, 2012 to October 31, 2012, the Company received gross proceeds of $8,772 from the reinvestment of stockholders distributions, for which the Company issued 886,076 shares of common stock.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $83,084 and $81,266 for the nine months ended September 30, 2012 and 2011, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet and schedule of investments are derived from the 2011 audited financial

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio were liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. As of December 31, 2011, there was $0 in capital gains incentive fees payable to FB Advisor. During the three and nine months ended September 30, 2012, the Company accrued capital gains incentive fees of $17,421 and $33,920, respectively, based on the performance of its portfolio, of which $11,449 and $27,421, respectively, were based on unrealized gains and $5,972 and $6,499, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, the Company reversed $7,974 and $4,063 in capital gains incentive fees accrued by the Company as of June 30, 2011 and December 31, 2010, respectively, as a result of unrealized losses in the Company’s portfolio during the respective periods.

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

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to this agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance.

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the Company’s investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. This “catch-up” feature allows FB Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $9,572 in base management fees were payable to FB Advisor. During the nine months ended September 30, 2012 and 2011, the Company accrued $46,570 and $18,216, respectively, in base management fees payable to FB Advisor, including $19,021 and $7,432, respectively, in base management fees accrued during the three months ended September 30, 2012 and 2011. The

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company paid $37,028 and $14,093, respectively, of these fees during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, $19,114 in base management fees were payable to FB Advisor.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. As of December 31, 2011, there was $0 in capital gains incentive fees payable to FB Advisor. During the three and nine months ended September 30, 2012, the Company accrued capital gains incentive fees of $17,421 and $33,920, respectively, based on the performance of its portfolio, of which $11,449 and $27,421, respectively, were based on unrealized gains and $5,972 and $6,499, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, the Company reversed $7,974 and $4,063 in capital gains incentive fees accrued by the Company as of June 30, 2011 and December 31, 2010, respectively, as a result of unrealized losses in the Company’s portfolio during the respective periods.

The Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

As of December 31, 2011, the Company had $154 of administrative services expense payable to FB Advisor. During the nine months ended September 30, 2012 and 2011, the Company incurred administrative services expenses of $4,116 and $1,903, respectively, attributable to FB Advisor, of which $3,789 and $1,366, respectively, related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $2,661 and $1,419, respectively, for the services rendered under this arrangement during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company had $1,609 in administrative services expense payable to FB Advisor.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the nine months ended September 30, 2012 and 2011, FS2 retained $15,842 and $15,622, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $0 and $641 to FB Advisor and its affiliates during the nine months ended September 30, 2012 and 2011, respectively. The reimbursements were recorded as a reduction of capital. As of September 30, 2012, no amounts were reimbursable to FB Advisor and its affiliates under this arrangement.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the nine months ended September 30, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the nine months ended September 30, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529
September 30, 2011	$0.2016	$22,116

Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305
September 30, 2012	$0.2525	$62,758

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

On October 3, 2012, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on October 31, 2012 to stockholders of record on October 30, 2012. On November 8, 2012, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which is expected to be paid on November 30, 2012 to stockholders of record on November 29, 2012. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	128,781	88%	48,572	92%
Capital gains proceeds from the sale of assets	18,296	12%	4,021	8%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$147,077	100%	$52,593	100%

(1)	During the nine months ended September 30, 2012 and 2011, 92% and 88%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 8% and 12%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2012 and 2011 was $129,901 and $48,572, respectively. As of September 30, 2012 and December 31, 2011, the Company had $17,711 and $16,591, respectively, of undistributed net investment income on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2011 has been adjusted following the filing of the Company’s 2011 tax return in September 2012. The adjustment was due primarily to the fact that tax-basis income received by the Company during the year ended December 31, 2011 exceeded GAAP-basis

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

income with respect to collateralized securities held in its investment portfolio during such period. The tax notices for the collateralized securities were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of the Company’s operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of periodic payments due on the Company’s total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
GAAP-basis net investment income	$86,171	$48,632
Tax-basis amortization of organization costs	(32)	(32)
Tax accretion of discount on investments	—	4,035
Reversal of incentive fee accrual on unrealized gains	27,421	(4,063)
Periodic payments due on total return swap	15,563	—
Accretion of discount on total return swap	778	—

Tax-basis net investment income	$129,901	$48,572

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

The following table reflects the stock distributions per share that the Company has declared on its common stock through September 30, 2012:

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

As of September 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$17,711	$16,591
Incentive fee accrual on unrealized gains	(27,421)	—
Unamortized organization costs	(483)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	93,728	(34,709)

	$83,535	$(18,633)

(1)	As of September 30, 2012 and December 31, 2011, the gross unrealized appreciation on the Company’s investments and total return swap and gain on foreign currency were $121,735 and $13,323, respectively. As of September 30, 2012 and December 31, 2011, the gross unrealized depreciation on the Company’s investments and total return swap and loss on foreign currency were $28,007 and $48,032, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,806,890 and $1,877,071 as of September 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s total return swap, or TRS, with Citibank, N.A., or Citibank, was $93,728 and ($34,709) as of September 30, 2012 and December 31, 2011, respectively. As discussed in Note 8, on August 29, 2012, the Company terminated the TRS with Citibank.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost (1)	Fair Value	Percentage of Portfolio	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,085,350	$2,128,113	55%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	563,744	571,333	15%	397,266	388,508	21%
Senior Secured Bonds	397,983	396,951	10%	121,248	115,360	6%
Subordinated Debt	566,485	584,443	15%	236,928	233,877	13%
Collateralized Securities	65,513	97,733	2%	63,464	68,366	4%
Equity/Other	113,369	122,045	3%	20,156	15,064	1%

	$3,792,444	$3,900,618	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2012, the Company had two such investments, both of which were revolving loan agreements, with an aggregate unfunded commitment of $13,726. As of December 31, 2011, the Company had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$870,121	22%	$445,714	24%
Consumer Staples	45,989	1%	64,962	4%
Energy	534,027	14%	99,645	5%
Financials	206,126	5%	114,529	6%
Healthcare	336,195	9%	206,205	11%
Industrials	993,299	25%	393,625	22%
Information Technology	535,651	14%	309,321	17%
Materials	137,079	4%	101,262	5%
Telecommunication Services	154,607	4%	84,082	5%
Utilities	87,524	2%	25,013	1%

Total	$3,900,618	100%	$1,844,358	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2012 and December 31, 2011, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2012 (Unaudited)	December 31, 2011
	Investments	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	3,900,618	1,844,358	(1,996)

	$3,900,618	$1,844,358	$(1,996)

The Company’s investments as of September 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Sixteen senior secured loan investments and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two collateralized securities were valued by obtaining bid and ask prices from an independent dealer. Two senior secured loan investments and one senior secured bond investment, all of which were newly-issued and purchased near September 30, 2012, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value.

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, all of which were newly-issued and purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. The Company valued its TRS in accordance with the agreements between Arch Street and Citibank, which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company’s valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, which was terminated on August 29, 2012, see Note 8.

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

The following is a reconciliation for the nine months ended September 30, 2012 and 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,023,183	$388,508	$115,360	$233,877	$68,366	$15,064	$1,844,358
Accretion of discount (amortization of premium)	7,025	3,163	1,078	791	586	31	12,674
Net realized gain (loss)	9,954	2,061	2,700	(2,532)	433	2,237	14,853
Net change in unrealized appreciation (depreciation)	42,797	16,347	4,856	21,009	27,318	13,768	126,095
Purchases	1,446,766	384,307	354,938	523,360	11,671	116,302	2,837,344
Paid-in-kind interest	—	197	—	1,953	—	282	2,432
Sales and redemptions	(401,612)	(223,250)	(81,981)	(194,015)	(10,641)	(25,639)	(937,138)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,128,113	$571,333	$396,951	$584,443	$97,733	$122,045	$3,900,618

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$49,060	$15,269	$4,056	$16,531	$27,535	$13,418	$125,869

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580
Accretion of discount (amortization of premium)	4,361	2,113	(29)	115	496	589	7,645
Net realized gain (loss)	9,015	12,645	1,535	419	342	(1,500)	22,456
Net change in unrealized appreciation (depreciation)	(25,281)	(11,003)	(10,000)	(15,079)	576	(3,940)	(64,727)
Purchases	864,197	262,708	130,156	84,557	54,662	20,583	1,416,863
Paid-in-kind interest	232	28	—	1,056	—	—	1,316
Sales and redemptions	(643,340)	(62,931)	(37,015)	(25,660)	(13,015)	(1,235)	(783,196)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$693,289	$339,522	$120,443	$96,586	$69,600	$14,497	$1,333,937

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(25,723)	$(7,816)	$(8,940)	$(15,954)	$3,091	$(3,447)	$(58,789)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of September 30, 2012 were as follows:

Type of Investment	Fair Value at September 30, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Senior Secured Loans—First Lien:	$361,078	Market Comparables	Market Yield (%)	5.3% - 18.0%

Senior Secured Loans—Second Lien:	107,610	Market Comparables	Market Yield (%)	9.5% - 14.0%

Subordinated Debt:	219,161	Market Comparables	Market Yield (%)	10.75% - 14.75%

Equity/Other:	122,045	Market Comparables	Market Yield (%)	15.5% - 16.0%
			EBITDA Multiples (x)	3.3x - 12.5x
			Production Multiples (Mmb/d)	$57,500.0 - $62,500.0
			Proved Reserves Multiples (Mmboe)	$12.5 - $13.5
			PV-10 Multiples (x)	0.85x - 0.95x
			Revenue Multiples	1.50x - 1.50x
		Discounted Cash Flow	Discount Rate (%)	17.5% - 17.5%
		Option Valuation Model	Volatility (%)	40.0% - 62.7%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Two collateralized securities ($13,270) were valued by obtaining bid and ask prices from an independent dealer. Two senior secured loan investments ($40,103) and one senior secured bond investment ($9,800), all of which were newly-issued and purchased near September 30, 2012, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Arch Street Credit Facility

On August 29, 2012, Arch Street terminated its TRS for a portfolio of senior secured floating rate loans with Citibank and entered into a revolving credit facility, or the Arch Street credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

The TRS was for a portfolio of senior secured floating rate loans with a maximum notional amount of $615,000. Prior to its termination, the TRS enabled the Company, through its ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS was analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

Arch Street received from Citibank all interest and fees payable in respect of the loans underlying the TRS. Arch Street paid to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.27% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street either received from Citibank the appreciation in the value of such loan, or paid to Citibank any depreciation in the value of such loan.

The value of the TRS was based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank valued each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank then reported the mark-to-market values of the underlying loans to Arch Street.

Upon the termination of the TRS, Arch Street recognized $5,510 of gains, $1,477 of which represented periodic payments due on the TRS.

On August 29, 2012, Arch Street entered into the Arch Street credit facility, which provides for borrowings in an aggregate principal amount up to $550,000 on a committed basis. The Company may contribute cash or debt securities to Arch Street from time to time, subject to certain restrictions set forth in the Arch Street credit facility, and will retain a residual interest in any assets contributed through its ownership of Arch Street or will receive fair market value for any debt securities sold to Arch Street. Arch Street may purchase additional debt securities from various sources. Arch Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Arch Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Arch Street, including its portfolio of debt securities. The obligations of Arch Street under the facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of the Company’s investment in Arch Street.

Borrowings under the Arch Street credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio.

Beginning November 27, 2012, Arch Street will be required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility has not been borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Arch Street Credit Facility (continued)

August 29, 2015. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

In connection with the establishment of the Arch Street credit facility, Arch Street paid $549,300 for a portfolio of debt securities that were previously held by affiliates of Citibank under the TRS and the Company contributed debt securities to Arch Street having an aggregate fair market value of approximately $132,400.

As of September 30, 2012, $447,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,315 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2012, $4,185 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.33% per annum as of September 30, 2012. Interest is payable quarterly in arrears and commenced August 29, 2012. The Company recorded interest expense of $1,057 for the nine months ended September 30, 2012, of which $130 related to the amortization of deferred financing costs. The Company paid $0 in interest expense during the nine months ended September 30, 2012. The average borrowings under the Arch Street credit facility for the nine months ended September 30, 2012 were $447,682, with a weighted average interest rate of 2.33%.

In connection with the Arch Street credit facility, Arch Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Arch Street or the Company; (c) the failure of Arch Street to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Arch Street’s investment manager; and (e) GSO / Blackstone Debt Funds Management LLC, or GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank), no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, the lenders may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Arch Street must pay interest at a default rate.

Borrowings of Arch Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 9. Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of its assets (including fees and costs associated with disposing of assets);

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Repurchase Program (continued)

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above.

On September 6, 2012, the Company amended the terms of its share repurchase program. The amendments to the share repurchase program will be effective as of the Company’s quarterly repurchase offer for the fourth quarter of 2012, which the Company expects will occur in December 2012, and did not affect the Company’s quarterly repurchase offer for the third quarter of 2012, which was completed in October 2012. Prior to the amendment of the share repurchase program, the Company offered to repurchase shares of common stock at a price equal to 90% of the share price in effect on each date of repurchase, which was determined in the same manner that the Company determined the offering price per share of common stock for purposes of its continuous public offering. Under the amended share repurchase program, the Company will offer to purchase shares of common stock at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price will be determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock (as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 closing. During the nine months ended September 30, 2012, the Company repurchased 1,207,919 shares at $9.66 per share for aggregate consideration totaling $11,670. On October 1, 2012, the Company repurchased 672,064 shares at $9.90 per share for aggregate consideration totaling $6,653.

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

Broad Street entered into an amendment to the Broad Street credit facility to extend the maturity date of the facility to March 23, 2013, increase the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduce the interest rate for all borrowings under the facility to a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility.

The Broad Street credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR plus 1.50% per annum and will mature and be due and payable on March 23, 2013.

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

As of September 30, 2012 and December 31, 2011, $380,000 and $340,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2012, $480 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.87% per annum as of September 30, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $2,115 and $2,293 for the three months ended September 30, 2012 and 2011, respectively, of which $272 and $225, respectively, related to the amortization of deferred financing costs. The Company recorded interest expense of $6,545 and $6,753 for the nine months ended September 30, 2012 and 2011, respectively, of which $703 and $653, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $6,104 and $5,867 in interest expense for the nine months ended September 30, 2012 and 2011, respectively. The average borrowings under the facility for the nine months ended September 30, 2012 and 2011 were $364,833 and $337,793, respectively, with a weighted average interest rate of 2.15% and 2.41%, respectively.

Borrowings under the Broad Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in the Company’s net asset value below a specified threshold, results in a

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Broad Street Credit Facility (continued)

lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FB Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) the Company, GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Broad Street Funding LLC

The financial statements of Broad Street are maintained separately from those of the Company. The assets of Broad Street are pledged as collateral supporting the amounts outstanding under the Broad Street credit facility and, as such, are not available to pay the debts of the Company. The following are the balance sheets of Broad Street as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$708,239 and $652,920, respectively)	$724,599	$644,885
Cash	27,316	18,347
Receivable for investments sold and repaid	40,911	10
Interest receivable	6,856	3,836
Deferred financing costs	480	171

Total assets	$800,162	$667,249

Liabilities
Payable for investments purchased	$32,980	$18,912
Credit facility payable	380,000	340,000
Due to FS Investment Corporation	1,161	914
Interest payable	969	1,231
Accrued expenses	37	28

Total liabilities	415,147	361,085

Member’s equity	385,015	306,164

Total liabilities and member’s equity	$800,162	$667,249

Note 12. Repurchase Transaction

On September 26, 2012, through its two wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Locust Street and Race Street, the Company entered into an amendment, or the September 2012 amendment, to its conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011. The September 2012 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $400,000 to $700,000; (ii) reduced the interest rate payable under the facility from three-month LIBOR plus 3.25% per annum to a fixed rate of 3.25% per annum; and (iii) extended the final repurchase date under the financing arrangement from July 15, 2015 to October 15, 2016. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $1,300,000 ($800,000 prior to the September 2012 amendment) to

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

Locust Street, pursuant to an amended and restated asset transfer agreement the Company entered into with Locust Street, or the Locust Asset Transfer Agreement. Under the Locust Asset Transfer Agreement, as of September 30, 2012, the Company had sold loans to Locust Street for a purchase price of approximately $736,357, all of which consisted of the issuance to the Company of equity interests in Locust Street. It is expected that the aggregate amount of loans held by Locust Street when the financing is fully-ramped will be approximately $1,300,000.

The loans held by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to an amended and restated indenture, dated as of September 26, 2012, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued from time to time is $840,000 ($560,000 prior to the September 2012 amendment). Principal on the Class A Notes will be due and payable on the stated maturity date of October 15, 2023. Interest on the Class A Notes accrues at a rate of three-month LIBOR plus a spread of 2.75% per annum (which rate was three-month LIBOR plus a spread of 4.00% per annum prior to the September 2012 amendment). Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to the Company’s investment adviser, FB Advisor.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of September 26, 2012, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $840,000 ($560,000 prior to the September 2012 amendment). Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $700,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing October 15, 2014, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Race Street intends to borrow funds from the Company pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012, between Race Street, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the increase in the amount available under the JPM Facility, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $600,000 to Race Street pursuant to an asset transfer agreement, dated as of September 26, 2012, between the Company and Race Street, or the Race Asset Transfer Agreement. The loans purchased by Race Street from the Company will secure the obligations of Race Street under the JPM Facility. Under the Race Asset Transfer Agreement, as of September 30, 2012, the Company had sold loans to Race Street for a purchase price of approximately $515,167, all of which consisted of the issuance to the Company of equity interests in Race Street.

Pursuant to the JPM Facility, Race Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture.

In connection with the Class A Notes and the Indenture, Locust Street also entered into: (i) an amended and restated collateral management agreement with the Company, as collateral manager, dated as of September 26, 2012, or the Locust Management Agreement, pursuant to which the Company will manage the assets of Locust Street; and (ii) an amended and restated collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of September 26, 2012, or the Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into a collateral management agreement with the Company, as collateral manager, dated as of September 26, 2012, or the Race Management Agreement, pursuant to which the Company will manage the assets of Race Street.

As of September 30, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $626,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $521,667 and $214,286, respectively. As of September 30, 2012 and December 31, 2011, the fair value of investments held by Locust Street was $1,225,423 and $576,830, respectively, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On October 23, 2012, an additional Class A Note in the principal amount of $96,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $80,000. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2012 and December 31, 2011, Race Street’s liability under the JPM Facility was $521,667 and $214,286, respectively, plus $3,227 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Repurchase Transaction (continued)

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2012, $300 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% per annum as of September 30, 2012. The Company recorded interest expense of $3,795 and $9,802, respectively, for the three and nine months ended September 30, 2012, of which $27 and $80, respectively, related to the amortization of deferred financing costs. The Company paid $3,288 and $7,789, respectively, in interest expense during the three and nine months ended September 30, 2012. The average borrowings under the JPM Facility for the nine months ended September 30, 2012 and 2011 were $341,114 and $86,650, respectively, with a weighted average interest rate of 3.74% and 3.50%, respectively.

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

Under the Walnut Street credit facility, the Company contributes cash or debt securities to Walnut Street from time to time and retains a residual interest in any assets contributed through its ownership of Walnut Street or receives fair market value for any debt securities sold to Walnut Street. Walnut Street may purchase additional debt securities from various sources. Walnut Street has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Walnut Street’s obligations to Wells Fargo under the Walnut Street credit facility are secured by a first priority security interest in substantially all of the assets of Walnut Street, including its portfolio of debt securities. The obligations of Walnut Street under the Walnut Street credit facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of the Company’s investment in Walnut Street.

Pricing under the Walnut Street credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible debt securities owned by Walnut Street, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of September 30, 2012, $157,448 was outstanding under the Walnut Street credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,761 in

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Walnut Street Credit Facility (continued)

connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2012, $3,482 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.60% per annum as of September 30, 2012. Interest is payable quarterly in arrears and commenced October 15, 2012. The Company recorded interest expense of $777 and $867 for the three and nine months ended September 30, 2012, of which $191 and $279 related to the amortization of deferred financing costs and $72 and $72 related to commitment fees on the unused portion of the credit facility, respectively. The Company paid $0 in interest expense during the nine months ended September 30, 2012. The average borrowings under the Walnut Street credit facility for the nine months ended September 30, 2012 were $73,210, with a weighted average interest rate (including the effect of non-usage fees) of 3.05%.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine Months Ended September 30, 2012 (Unaudited)	Year Ended December 31, 2011
Per Share Data:(1)
Net asset value, beginning of period	$9.35	$9.42
Results of operations(2)
Net investment income (loss)	0.39	0.76
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.74	(0.19)

Net increase (decrease) in net assets resulting from operations	1.13	0.57

Stockholder distributions(3)
Distributions from net investment income	(0.58)	(0.78)
Distributions from net realized gain on investments	(0.08)	(0.13)

Net decrease in net assets resulting from stockholder distributions	(0.66)	(0.91)

Capital share transactions
Issuance of common stock(4)	0.04	0.34
Repurchases of common stock(5)	—	—
Offering costs(2)	(0.01)	(0.07)

Net increase (decrease) in net assets resulting from capital share transactions	0.03	0.27

Net asset value, end of period	$9.85	$9.35

Shares outstanding, end of period	249,901,594	160,390,540

Total return(6)	12.36%	8.93%

Ratio/Supplemental Data:
Net assets, end of period	$2,461,921	$1,498,892

Ratio of net investment income to average net assets(7)	4.08%	8.10%

Ratio of accrued incentive fees to average net assets(7)	1.60%	(0.46%)

Ratio of interest expense to average net assets(7)	0.86%	1.29%

Ratio of operating expenses to average net assets(7)	5.27%	5.01%

Portfolio turnover(7)	34.33%	72.28%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the nine months ended September 30, 2012 and the year ended December 31, 2011.

(6)	The total return for the nine months ended September 30, 2012 was calculated by taking the net asset value per share as of September 30, 2012, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(7)	Weighted average net assets during the period are used for this calculation. Ratios and portfolio turnover are not annualized.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and our subordinated debt investments generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by a nationally-recognized statistical ratings organization and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Corporation). However, we also invest in non-rated debt securities.

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

FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to asset allocation and other guidelines set by FB Advisor. GDFM, a registered investment adviser under the Investment Advisers Act of 1940, as amended, is a subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $54.6 billion in assets under management as of September 30, 2012.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. In future quarters, we do not expect our revenues to include net realized gain on total return swap or net unrealized appreciation and depreciation on total return swap as a result of the termination of the TRS on August 29, 2012. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in provided such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor.

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

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FB Advisor;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002;

•	brokerage commissions for the purchase and sale of our investments;

•	costs associated with our chief compliance officer; and

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

Portfolio Investment Activity For The Nine Months Ended September 30, 2012 and For The Year Ended December 31, 2011

During the nine months ended September 30, 2012, we made investments in portfolio companies totaling $2,837,344. During the same period, we sold investments totaling $435,998 and received principal repayments of $501,140.

As of September 30, 2012, our investment portfolio, with a total fair value of $3,900,618, consisted of interests in 288 portfolio companies (55% in first lien senior secured loans, 15% in second lien senior secured loans, 10% in senior secured bonds, 15% in subordinated debt, 2% in collateralized securities and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $373.3 million. As of September 30, 2012, the investments in our portfolio were purchased at a weighted average price of 95.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.2% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.1% based upon the purchase price of our investments.

As of December 31, 2011, our investment portfolio, with a total fair value of $1,844,358, consisted of interests in 183 portfolio companies (55% in first lien senior secured loans, 21% in second lien senior secured loans, 6% in senior secured bonds, 13% in subordinated debt, 4% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $390.0 million. As of December 31, 2011, the investments in our portfolio were purchased at a weighted average price of 94.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.9% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.1% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,085,350	$2,128,113	55%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	563,744	571,333	15%	397,266	388,508	21%
Senior Secured Bonds	397,983	396,951	10%	121,248	115,360	6%
Subordinated Debt	566,485	584,443	15%	236,928	233,877	13%
Collateralized Securities	65,513	97,733	2%	63,464	68,366	4%
Equity/Other	113,369	122,045	3%	20,156	15,064	1%

	$3,792,444	$3,900,618	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2012, we had two such investments, both of which were revolving loan agreements, with an aggregate unfunded commitment of $13,726. As of December 31, 2011, we had four such investments, three of which were revolving loan agreements with an aggregate unfunded commitment of $20,302 and one of which was an unfunded bridge loan commitment with an aggregate unfunded commitment of $35,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Discretionary	$870,121	22%	$445,714	24%
Consumer Staples	45,989	1%	64,962	4%
Energy	534,027	14%	99,645	5%
Financials	206,126	5%	114,529	6%
Healthcare	336,195	9%	206,205	11%
Industrials	993,299	25%	393,625	22%
Information Technology	535,651	14%	309,321	17%
Materials	137,079	4%	101,262	5%
Telecommunication Services	154,607	4%	84,082	5%
Utilities	87,524	2%	25,013	1%

Total	$3,900,618	100%	$1,844,358	100%

As of September 30, 2012, approximately 29.5% of our portfolio based on fair value constituted proprietary investments. We define proprietary investments to include any investment originated or structured for us or made by us that was not generally available to the broader market. Proprietary investments may offer higher yields than broadly syndicated transactions, which are marketed and sold to many participants.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$409,792	11%	$—	—
2	3,171,711	81%	1,768,639	96%
3	198,117	5%	65,327	3%
4	104,713	3%	9,893	1%
5	16,285	0%	499	0%

	$3,900,618	100%	$1,844,358	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the three months ended September 30, 2012 and September 30, 2011

Revenues

We generated investment income of $84,015 and $33,295 for the three months ended September 30, 2012 and 2011, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other securities. Such revenues represent $76,794 and $28,187 of cash income earned as well as $7,221 and $5,108 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $49,259 and $4,986 for the three months ended September 30, 2012 and 2011, respectively. Our operating expenses include base management fees attributed to FB Advisor of $19,021 and $7,432 for the three months ended September 30, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,782 and $915 for the three months ended September 30, 2012 and 2011, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the three months ended September 30, 2012, we accrued capital gains incentive fees of $17,421, of which $11,449 was based on unrealized gains and $5,972 was based on realized gains. During the three months ended September 30, 2011, we reversed $7,974 in capital gains incentive fees accrued by us as of June 30, 2011 as a result of the unrealized losses incurred in our portfolio during the three months ended September 30, 2011. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $7,744 and $2,922 for the three months ended September 30, 2012 and 2011, respectively, in connection with the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $280 and $298 for the three months ended September 30, 2012 and 2011, respectively. We incurred fees and expenses with our stock transfer agent of $910 and $448 for the three months ended September 30, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $2,101 and $945 for the three months ended September 30, 2012 and 2011, respectively, and consisted of the following:

	Three Months Ended September 30,
	2012	2011
Expenses associated with our independent audit and related fees	$167	$150
Compensation of our chief compliance officer	21	21
Legal fees	465	86
Printing fees	178	146
Directors’ fees	212	215
Other	1,058	327

Total	$2,101	$945

During the three months ended September 30, 2012 and 2011, the ratio of our operating expenses to our average net assets was 2.04% and 0.49%, respectively. Our ratio of operating expenses to our average net assets during the three months ended September 30, 2012 and 2011 included $7,744 and $2,922, respectively, related to interest expense and $17,421 and ($7,974), respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.00% and 1.00%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Over the next several quarters, we expect our operating expenses related to our ongoing operations to level off as the size of our asset base stabilizes as a result of the closing of our public offering in May 2012.

During the three months ended September 30, 2012 and 2011, no expense reimbursements were required from Franklin Square Holdings pursuant to the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $34,756 ($0.14 per share) and $28,309 ($0.26 per share) for the three months ended September 30, 2012 and 2011, respectively. The decrease in net investment income on a per share basis can be attributed primarily to the accrual of a capital gains incentive fee during the three months ended September 30, 2012 compared to a reversal during the three months ended September 30, 2011 of the capital gains incentive fee that had been accrued as of June 30, 2011.

Net Realized Gains or Losses

We sold investments and received principal repayments of $178,042 and $232,008, respectively, during the three months ended September 30, 2012, from which we realized net gains of $10,259. During the three months ended September 30, 2012, we also earned $9,729 from periodic net settlement payments on our TRS, which are reflected as realized gains on our consolidated statements of operations, and realized a net gain of $521 from settlements on foreign currency. We sold investments and received principal repayments of $29,582 and $144,409, respectively, during the three months ended September 30, 2011, from which we realized net gains of $2,433. During the three months ended September 30, 2011, we also earned $1,895 from periodic net settlement payments on our TRS.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $69,216, the net change in unrealized appreciation (depreciation) on the TRS was ($2,453) due to the termination of the TRS on August 29, 2012, and the net change in unrealized gain (loss) on foreign currency totaled ($261). For the three months ended September 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled ($63,164), the net change in unrealized appreciation (depreciation) on the TRS was ($8,887), and the net change in unrealized gain (loss) on foreign currency totaled ($72). The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2012 was primarily a result of a general strengthening in the credit markets during the quarter. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2011 was primarily driven by a general widening of credit spreads during such period resulting from, among other things, uncertainty surrounding European sovereign debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2012, the net increase (decrease) in net assets resulting from operations was $121,767 ($0.49 per share) compared to a net increase (decrease) in net assets resulting from operations of ($39,486) (($0.37) per share) during the three months ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 and September 30, 2011

Revenues

We generated investment income of $197,604 and $76,209 for the nine months ended September 30, 2012 and 2011, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other securities. Such revenues represent $182,498 and $67,248 of cash income earned as well as $15,106 and $8,961 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $111,433 and $27,577 for the nine months ended September 30, 2012 and 2011, respectively. Our operating expenses include base management fees attributed to FB Advisor of $46,570 and $18,216 for the nine months ended September 30, 2012 and 2011, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $4,116 and $1,903 for the nine months ended September 30, 2012 and 2011, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2012, we accrued capital gains incentive fees of $33,920, of which $27,421 was based on unrealized gains and $6,499 was based on realized gains. During the nine months ended September 30, 2011, we reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of the unrealized losses incurred in our portfolio during the nine months ended September 30, 2011. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $18,271 and $7,382 for the nine months ended September 30, 2012 and 2011, respectively, in connection with the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,126 and $692 for the nine months ended September 30, 2012 and 2011, respectively. We incurred fees and expenses with our stock transfer agent of $2,731 and $1,138 for the nine months ended September 30, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $4,699 and $2,309 for the nine months ended September 30, 2012 and 2011, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2012	2011
Expenses associated with our independent audit and related fees	$503	$390
Compensation of our chief financial officer and our chief compliance officer(1)	74	74
Legal fees	825	192
Printing fees	530	363
Directors’ fees	633	479
Other	2,134	811

Total	$4,699	$2,309

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Prior to that date, we had contracted with Pine Hill Group, LLC to provide the services of Charles Jacobson as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item does not include compensation paid to our chief financial officer and only represents compensation paid to our chief compliance officer.

During the nine months ended September 30, 2012 and 2011, the ratio of our operating expenses to our average net assets was 5.27% and 3.75%, respectively. Our ratio of operating expenses to our average net assets during the nine months ended September 30, 2012 and 2011 included $18,271 and $7,382, respectively, related to interest expense and $33,920 and ($4,063), respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 2.81% and 3.31%, respectively.

Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of operating expenses, exclusive of interest expense and incentive fees, to average net assets during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 can primarily be attributed to the spreading of our operating expenses over a larger asset base.

Over the next several quarters, we expect our operating expenses related to our ongoing operations to level off as the size of our asset base stabilizes as a result of the closing of our public offering in May 2012.

During the nine months ended September 30, 2012 and 2011, no expense reimbursements were required from Franklin Square Holdings pursuant to the expense reimbursement agreement.

Net Investment Income

Our net investment income totaled $86,171 ($0.39 per share) and $48,632 ($0.63 per share) for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net investment income on a per share basis can be attributed primarily to the accrual of a capital gains incentive fee during the nine months ended September 30, 2012 compared to a reversal during the nine months ended September 30, 2011 of the capital gains incentive fee that had been accrued as of December 31, 2010.

Net Realized Gains or Losses

We sold investments and received principal repayments of $435,998 and $501,140, respectively, during the nine months ended September 30, 2012, from which we realized net gains of $14,853. During the nine months ended September 30, 2012, we also earned $19,596 from periodic net settlement payments on our TRS, which are reflected as realized gains on our consolidated statements of operations, and realized a net gain of $534 from settlements on foreign currency. We sold investments and received principal repayments of $413,694 and $369,502, respectively, during the nine months ended September 30, 2011, from which we realized net gains of $22,456. During the nine months ended September 30, 2011, we also earned $1,895 from periodic net settlement payments on our TRS.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $126,095, the net change in unrealized appreciation (depreciation) on the TRS was $1,996 and the net change in unrealized gain (loss) on foreign currency totaled $0. For the nine months ended September 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled ($64,728), the net change in unrealized appreciation (depreciation) on the TRS was ($7,600), and the net change in unrealized gain (loss) on foreign currency totaled $1. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2012 was primarily a result of a general strengthening in the credit markets during such period. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2011 was primarily driven by a general widening of credit spreads during the third quarter of 2011 resulting from, among other things, uncertainty surrounding European sovereign debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2012, the net increase (decrease) in net assets resulting from operations was $249,245 ($1.13 per share) compared to a net increase (decrease) in net assets resulting from operations of $656 ($0.01 per share) during the nine months ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

In May 2012, we closed our continuous public offering of shares of common stock to new investors. We sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in our continuous public offering. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. As of October 31, 2012, we had sold a total of 253,354,833 shares (as adjusted for stock distributions) of common stock for total gross proceeds of $2,655,880, including approximately $1,000 contributed by the principals of our investment adviser in February 2008. During the nine months ended September 30, 2012, we sold 90,718,973 shares of our common stock for gross proceeds of $958,849. The gross proceeds received during the nine months ended September 30, 2012 include reinvested stockholder distributions of $72,417. During the nine months ended September 30, 2012, we also incurred offering costs of $3,234 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $83,084 for the nine months ended September 30, 2012. These sales commissions and fees include $15,842 retained by the dealer manager, FS2, which is one of our affiliates.

We generate cash primarily from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. In May 2012, we closed our continuous public offering of shares of our common stock and, following the closing, sell shares only pursuant to our distribution reinvestment plan.

Prior to investing in securities of portfolio companies, we invest the net proceeds from the sale of shares of our common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

As of September 30, 2012, we had $191,177 in cash held in custodial accounts.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we have conducted since December 31, 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2010	January 3, 2011	99,633	$9.585	$955
March 31, 2011	April 1, 2011	158,258	9.675	1,531
June 30, 2011	July 1, 2011	79,250	9.675	767
September 30, 2011	October 3, 2011	121,089	9.585	1,161
December 31, 2011	January 3, 2012	385,526	9.585	3,695
March 31, 2012	April 2, 2012	411,815	9.675	3,984
June 30, 2012	July 2, 2012	410,578	9.720	3,991
September 30, 2012	October 1, 2012	672,064	9.900	6,653

Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank, and the other lenders party thereto entered into the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility to extend the maturity date of the facility to

March 23, 2013, increase the amount of the Tranche C Commitment (described below) from $100,000 to $140,000 and reduce the interest rate for all borrowings under the facility to a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility.

The Broad Street credit facility provides for borrowings in an aggregate amount up to $380,000. Pursuant to the terms of the facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $240,000 (referred to herein as the Tranche A Commitment) or as Tranche C borrowings in an amount up to $140,000 (referred to herein as the Tranche C Commitment). The facility also provides for Tranche B borrowings in an amount up to $100,000 (referred to herein as the Tranche B Commitment), but there are currently no Tranche B Commitments outstanding. All Tranche A Commitments and Tranche C Commitments bear interest at the rate of LIBOR plus 1.50% per annum and will mature and be due and payable on March 23, 2013.

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

As of September 30, 2012 and December 31, 2011, $380,000 and $340,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2012, $480 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.87% per annum as of September 30, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $2,115 and $2,293 for the three months ended September 30, 2012 and 2011, respectively, of which $272 and $225, respectively, related to the amortization of deferred financing costs. We recorded interest expense of $6,545 and $6,753 for the nine months ended September 30, 2012 and 2011, respectively, of which $703 and $653, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We paid $6,104 and $5,867 in interest expense for the nine months ended September 30, 2012 and 2011, respectively. The average borrowings under the facility for the nine months ended September 30, 2012 and 2011 were $364,833 and $337,793, respectively, with a weighted average interest rate of 2.15% and 2.41%, respectively.

Borrowings under the Broad Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

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

Arch Street Credit Facility

On August 29, 2012, Arch Street terminated its TRS for a portfolio of senior secured floating rate loans with Citibank and entered into the Arch Street credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

The TRS was for a portfolio of senior secured floating rate loans with a maximum notional amount of $615,000. Prior to its termination, the TRS enabled us, through our ownership of Arch Street, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS was analogous to Arch Street borrowing funds to acquire loans and incurring interest expense to a lender.

Arch Street received from Citibank all interest and fees payable in respect of the loans underlying the TRS. Arch Street paid to Citibank interest at a rate equal to the one-month LIBOR plus 1.27% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street either received from Citibank the appreciation in the value of such loan, or paid to Citibank any depreciation in the value of such loan.

The value of the TRS was based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank valued each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank then reported the mark-to-market values of the underlying loans to Arch Street.

Upon the termination of the TRS, Arch Street recognized $5,510 of gains, $1,477 of which represented periodic payments due on the TRS.

On August 29, 2012, Arch Street entered into the Arch Street credit facility, which provides for borrowings in an aggregate principal amount up to $550,000 on a committed basis. We may contribute cash or debt securities to Arch Street from time to time, subject to certain restrictions set forth in the Arch Street credit facility, and will retain a residual interest in any assets contributed through our ownership of Arch Street or will receive fair market value for any debt securities sold to Arch Street. Arch Street may purchase additional debt securities from various sources. Arch Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Arch Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Arch Street, including its portfolio of debt securities. The obligations of Arch Street under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Arch Street.

Borrowings under the Arch Street credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio.

Beginning November 27, 2012, Arch Street will be required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility has not been borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date of August 29, 2015. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

In connection with the establishment of the Arch Street credit facility, Arch Street paid $549,300 for a portfolio of debt securities that were previously held by affiliates of Citibank under the TRS and we contributed debt securities to Arch Street having an aggregate fair market value of approximately $132,400.

As of September 30, 2012, $447,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $4,315 in connection with obtaining the Arch Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2012, $4,185 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.33% per annum as of September 30, 2012. Interest is payable quarterly in arrears and commenced August 29, 2012. We recorded interest expense of $1,057 for the nine months ended September 30, 2012, of which $130 related to the amortization of deferred financing costs. We paid $0 in interest expense during the nine months ended September 30, 2012. The average borrowings under the Arch Street credit facility for the nine months ended September 30, 2012 were $447,682, with a weighted average interest rate of 2.33%.

In connection with the Arch Street credit facility, Arch Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Arch Street or us; (c) the failure of Arch Street to be beneficially owned and controlled by us; (d) the resignation or removal of us as Arch Street’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, the lenders may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Arch Street must pay interest at a default rate.

Borrowings of Arch Street will be considered borrowings of ours for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

JPM Financing

On September 26, 2012, through our two wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Locust Street and Race Street, we entered into an amendment to our conventional debt financing arrangement with JPM, which was originally entered into on July 21, 2011. The September 2012 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $400,000 to $700,000; (ii) reduced the interest rate payable under the facility from three-month LIBOR plus 3.25% per annum to a fixed rate of 3.25% per annum; and (iii) extended the final repurchase date under the financing arrangement from July 15, 2015 to October 15, 2016. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $1,300,000 ($800,000 prior to the September 2012 amendment) to Locust Street pursuant to the Locust Asset Transfer Agreement. Under the Locust Asset Transfer Agreement, as of September 30, 2012, we had sold loans to Locust Street for a purchase price of approximately $736,357, all of which consisted of the issuance to us of equity interests in Locust Street. It is expected that the aggregate amount of loans held by Locust Street when the financing is fully-ramped will be approximately $1,300,000.

The loans held by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued from time to time by Locust Street to Race Street pursuant to the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued from time to time is $840,000 ($560,000 prior to the September 2012 amendment). Principal on the Class A Notes will be due and payable on the stated maturity date of October 15, 2023. Interest on the Class A Notes accrues at a rate of three-month LIBOR plus a spread of 2.75% per annum (which rate was three-month LIBOR plus a spread of 4.00% per annum prior to the September 2012 amendment). Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to our investment adviser.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $840,000 ($560,000 prior to the September 2012 amendment). Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $700,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing October 15, 2014, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Locust Street securing the Class A Notes declines below the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the increase in the amount available under the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $600,000 to Race Street pursuant to the Race Asset Transfer Agreement. The loans purchased by Race Street from us will secure the obligations of Race Street under the JPM Facility. Under the Race Asset Transfer Agreement, as of September 30, 2012, we had sold loans to Race Street for a purchase price of approximately $515,167, all of which consisted of the issuance to us of equity interests in Race Street.

Pursuant to the JPM Facility, Race Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture.

In connection with the Class A Notes and the Indenture, Locust Street also entered into: (i) the Locust Management Agreement, pursuant to which we will manage the assets of Locust Street; and (ii) the Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into the Race Management Agreement, pursuant to which we will manage the assets of Race Street.

As of September 30, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $626,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $521,667 and $214,286, respectively. As of September 30, 2012 and December 31, 2011, the fair value of investments held by Locust Street was $1,225,423 and $576,830, respectively, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On October 23, 2012, an additional Class A Note in the principal amount of $96,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $80,000. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2012 and December 31, 2011, Race Street’s liability under the JPM Facility was $521,667 and $214,286, respectively, plus $3,227 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of September 30, 2012, $300 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% per annum as of September 30, 2012. We recorded interest expense of $3,795 and $9,802, respectively, for the three and nine months ended September 30, 2012, of which $27 and $80, respectively, related to the amortization of deferred financing costs. We paid $3,288 and $7,789, respectively, in interest expense during the three and nine months ended September 30, 2012. The average borrowings under the JPM Facility for the nine months ended September 30, 2012 and 2011 were $341,114 and $86,650, respectively, with a weighted average interest rate of 3.74% and 3.50%, respectively.

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

Under the Walnut Street credit facility, we contribute cash or debt securities to Walnut Street from time to time and retain a residual interest in any assets contributed through our ownership of Walnut Street or receive fair market value for any debt securities sold to Walnut Street. Walnut Street may purchase additional debt securities from various sources. Walnut Street has appointed us to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Walnut Street’s obligations to Wells Fargo under the Walnut Street credit facility are secured by a first priority security interest in substantially all of the assets of Walnut Street, including its portfolio of debt securities. The obligations of Walnut Street under the Walnut Street credit facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Walnut Street.

Pricing under the Walnut Street credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible debt securities owned by Walnut Street, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of September 30, 2012, $157,448 was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2012, $3,482 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.60% per annum as of September 30, 2012. Interest is payable quarterly in arrears and commenced October 15, 2012. We recorded interest expense of $777 and $867 for the three and nine months ended September 30, 2012, of which $191 and $279 related to the amortization of deferred financing costs and $72 and $72 related to commitment fees on the unused portion of the credit facility, respectively. We paid $0 in interest expense during the nine months ended September 30, 2012. The average borrowings under the Walnut Street credit facility for the nine months ended September 30, 2012 were $73,210, with a weighted average interest rate (including the effect of non-usage fees) of 3.05%.

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

RIC Status and Distributions

We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

Following commencement of our operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting fees and expenses, including any fees payable to FB Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2012 or 2011 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
March 31, 2011	$0.1929	$9,948
June 30, 2011	$0.2787	$20,529
September 30, 2011	$0.2016	$22,116

Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305
September 30, 2012	$0.2525	$62,758

On October 3, 2012, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on October 31, 2012 to stockholders of record on October 30, 2012. On November 8, 2012, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which is expected to be paid on November 30, 2012 to stockholders of record on November 29, 2012. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions that we have paid on our common stock during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	128,781	88%	48,572	92%
Capital gains proceeds from the sale of assets	18,296	12%	4,021	8%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$147,077	100%	$52,593	100%

(1)	During the nine months ended September 30, 2012 and 2011, 92% and 88%, respectively, of our gross investment income was attributable to cash interest earned and 8% and 12%, respectively, was attributable to non-cash accretion of discount and PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2012 and 2011 was $129,901 and $48,572, respectively. As of September 30, 2012 and December 31, 2011, we had $17,711 and $16,591, respectively, of undistributed net investment income on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2011 has been adjusted following the filing of our 2011 tax return in September 2012. The adjustment was due primarily to the fact that tax-basis income we received during the year ended December 31, 2011 exceeded GAAP-basis income with respect to collateralized securities held in our investment portfolio during such period. The tax notices for the collateralized securities were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2011.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of periodic payments due on our total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
GAAP-basis net investment income	$86,171	$48,632
Tax-basis amortization of organization costs	(32)	(32)
Tax accretion of discount on investments	—	4,035
Reversal of incentive fee accrual on unrealized gains	27,421	(4,063)
Periodic payments due on total return swap	15,563	—
Accretion of discount on total return swap	778	—

Tax-basis net investment income	$129,901	$48,572

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

The following table reflects the stock distributions per share that we have declared on our common stock through September 30, 2012:

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

As of September 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$17,711	$16,591
Incentive fee accrual on unrealized gains	(27,421)	—
Unamortized organization costs	(483)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	93,728	(34,709)

	$83,535	$(18,633)

(1)	As of September 30, 2012 and December 31, 2011, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency were $121,735 and $13,323, respectively. As of September 30, 2012 and December 31, 2011, the gross unrealized depreciation on our investments and total return swap and loss on foreign currency were $28,007 and $48,032, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $3,806,890 and $1,877,071 as of September 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $93,728 and ($34,709) as of September 30, 2012 and December 31, 2011, respectively. We terminated the TRS on August 29, 2012. See “—Financial Condition, Liquidity and Capital Resources—Arch Street Credit Facility.”

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with FB Advisor’s management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from our sub-adviser or an independent valuation firm, if applicable;

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

Our investments as of September 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Sixteen senior secured loan investments and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two collateralized securities were valued by obtaining bid and ask prices from an independent dealer. Two senior secured loan investments and one senior secured bond investment, all of which were newly-issued and purchased near September 30, 2012, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value.

Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the services from dealers on the date of the relevant period end. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, all of which were newly-

issued and purchased near December 31, 2011, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. We valued our TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to us for review and testing. Our valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, which was terminated on August 29, 2012, see “—Financial Condition, Liquidity and Capital Resources—Arch Street Credit Facility.”

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

While the investment advisory and administrative services agreement with FB Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. As of December 31, 2011, there was $0 in capital gains incentive fees payable to FB Advisor. During the three and nine months ended September 30, 2012, we accrued capital gains incentive fees of $17,421 and $33,920, respectively, based on the performance of our portfolio, of which $11,449 and $27,421, respectively, were based on unrealized gains and $5,972 and $6,499, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, we reversed $7,974 and $4,063 in capital gains incentive fees accrued by us as of June 30, 2011 and December 31, 2010, respectively, as a result of unrealized losses in our portfolio during the respective periods.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2012 and 2011, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2012 and 2011, we incurred $19,021 and $7,432, respectively, in base management fees and $1,782 and $915, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2012 and 2011, we incurred $46,570 and $18,216, respectively, in base management fees and $4,116 and $1,903, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on performance. As of December 31, 2011, there was $0 in capital gains incentive fees payable to FB Advisor. During the three and nine months ended September 30, 2012, we accrued capital gains incentive fees of $17,421 and $33,920, respectively, based on the performance of our portfolio, of which $11,449 and $27,421, respectively, were based on unrealized gains and $5,972 and $6,499, respectively, were based on realized gains. During the three and nine months ended

September 30, 2011, we reversed $7,974 and $4,063 in capital gains incentive fees accrued by us as of June 30, 2011 and December 31, 2010, respectively, as a result of unrealized losses in our portfolio during the respective periods. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

As of September 30, 2012, $447,682 was outstanding under the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015. As of September 30, 2012, $380,000 was outstanding under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 23, 2013. As of September 30, 2012, Race Street had sold $626,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $521,667. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. As of September 30, 2012, $157,448 was outstanding under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility, and the Walnut Street credit facility at September 30, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$447,682	—	$447,682	—	—
Borrowings of Broad Street(2)	$380,000	$380,000	—	—	—
Borrowings of Race Street(3)	$521,667	$521,667	—	—	—
Borrowings of Walnut Street(4)	$157,448	—	—	$157,448	—

(1)	At September 30, 2012, $102,318 remained unused under the Arch Street credit facility.

(2)	At September 30, 2012, no amounts remained unused under the Broad Street credit facility.

(3)	At September 30, 2012, $178,333 remained unused under the JPM Facility.

(4)	At September 30, 2012, $92,552 remained unused under the Walnut Street credit facility.

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

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FB Advisor. Pursuant to this agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 8.0% hurdle, and 20.0% of net realized capital gains, if applicable.

We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $9,572 in base management fees were payable to FB Advisor. During the nine months ended September 30, 2012 and 2011, we accrued $46,570 and $18,216, respectively, in base management fees payable to FB Advisor, including $19,021 and $7,432, respectively, in base management fees accrued during the three months ended September 30, 2012 and 2011. We paid $37,028 and $14,093, respectively, of these fees during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, $19,114 in base management fees were payable to FB Advisor.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. As of December 31, 2011, there was $0 in capital gains incentive fees payable to FB Advisor. During the three and nine months ended September 30, 2012, we accrued capital gains incentive fees of $17,421 and $33,920, respectively, based on the performance of our portfolio, of which $11,449 and $27,421, respectively, were based on unrealized gains and $5,972 and $6,499, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, we reversed $7,974 and $4,063 in capital gains incentive fees accrued by us as of June 30, 2011 and December 31, 2010, respectively, as a result of unrealized losses in our portfolio during the respective periods.

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

As of December 31, 2011, we had $154 of administrative services expense payable to FB Advisor. During the nine months ended September 30, 2012 and 2011, we incurred administrative services expenses of $4,116 and $1,903, respectively, attributable to FB Advisor, of which $3,789 and $1,366, respectively, related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $2,661 and $1,419, respectively, for the services rendered under this arrangement during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, we had $1,609 in administrative services expense payable to FB Advisor.

The dealer manager for our public offering was FS2, which is one of our affiliates. During the nine months ended September 30, 2012 and 2011, FS2 retained $15,842 and $15,622, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, we satisfied the minimum offering requirement. We paid total reimbursements of $0 and $641 to FB Advisor and its affiliates during the nine months ended September 30, 2012 and 2011, respectively. The reimbursements were recorded as a reduction of capital. As of September 30, 2012, no amounts were reimbursable to FB Advisor and its affiliates under this arrangement.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the nine months ended September 30, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, approximately 24.9% of our portfolio investments (based on fair value) paid fixed interest rates, approximately 2.1% were non-income producing and the remainder paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate for the subordinated incentive fee on income payable to FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Arch Street credit facility, the Broad Street credit facility and the Walnut Street credit facility, Arch Street, Broad Street and Walnut Street, respectively, borrow at a floating rate based on LIBOR. Under the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2012 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$(1,369)	$(3,733)	$2,364	0.7%
Current LIBOR	—	—	—	—
Up 100 basis points	5,034	10,665	$(5,631)	(1.6)%
Up 300 basis points	55,649	31,996	$23,653	6.9%
Up 500 basis points	109,900	53,327	$56,573	16.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2012 and 2011, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2012 and our annual report on Form 10-K for the year ended December 31, 2011, except as set forth below.

Risks Related to Our Investments

The risk factor set forth in our annual report on Form 10-K for the year ended December 31, 2011 entitled “We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage” is hereby deleted in its entirety.

Risks Related to Debt Financing

The second risk factor entitled “We are subject to risks associated with our debt securitization facility” set forth in the section of our annual report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors—Risks Related to Debt Financing” is hereby deleted in its entirety and replaced with the following:

We are subject to risks associated with our debt securitization facility.

On September 26, 2012, through two wholly-owned subsidiaries, we entered into an amendment to our debt financing arrangement with JPM, pursuant to which up to $700 million will be made available to us to fund investments and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of approximately $1.3 billion may be sold by us from time to time to Locust Street pursuant to the Locust Asset Transfer Agreement. The loans held by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued from time to time by Locust Street to Race Street pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $840 million and mature on October 15, 2023. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $840 million. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $700 million.

In connection with the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $600 million to Race Street pursuant to the Race Asset Transfer Agreement. The loans purchased by Race Street from us will secure the obligations of Race Street under the JPM Facility.

See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—JPM Financing” for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

Our equity investment in Locust Street is subordinated to the debt obligations of Locust Street.

Under the Locust Asset Transfer Agreement, as of September 30, 2012, we had sold loans to Locust Street for a purchase price of approximately $736.4 million, all of which consisted of the issuance to us of equity interests in Locust Street. Any dividends or other payments in respect of our equity interest in Locust Street are subordinated in priority of payment to the Class A Notes. In addition, Locust Street is subject to certain payment restrictions set forth in the Indenture in respect of its equity interest.

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

In addition, if the value of Locust Street’s portfolio of loan investments decreases and Locust Street is unable to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s portfolio of loan investments is not sufficient to meet Race Street’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

Our equity investment in Race Street is subordinated to the debt obligations of Race Street.

Under the Race Asset Transfer Agreement, as of September 30, 2012, we had sold loans to Race Street for a purchase price of approximately $515.2 million, all of which consisted of the issuance to us of equity interests in Race Street. Any dividends or other payments in respect of our equity interest in Race Street are subordinated in priority of payment to Race Street’s payment obligations under the JPM Facility. In addition, Race Street is subject to certain payment restrictions set forth in the JPM Facility in respect of its equity interest.

We will receive cash distributions based on our investment in Race Street only if Race Street has made all required payments under the JPM Facility. We cannot assure stockholders that distributions on the assets held by Race Street, including the Class A Notes, will be sufficient to make any distributions to us or that the yield on our investment in Race Street will meet our expectations.

Our equity investment in Race Street is unsecured and ranks behind all of the creditors, known or unknown, of Race Street, including JPM. Consequently, if the value of Race Street’s portfolio of loan investments decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Race Street could be reduced. Accordingly, our investment in Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Race Street’s portfolio of loan investments decreases or Locust Street fails to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s portfolio of loan investments is not sufficient to meet Race Street’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

Our equity investments in Locust Street and Race Street have a high degree of leverage.

The maximum aggregate principal amount of the Class A Notes that may be issued is $840 million and loans in our portfolio having an aggregate market value of approximately $1.3 billion may be sold by us from time to time to Locust Street. Similarly, the maximum repurchase amount payable at any time by Race Street to JPM under the JPM Facility is $700 million, plus applicable interest, and loans in our portfolio having an aggregate market value of approximately $600 million may be sold by us from time to time to Race Street. The market value of our equity investments in Locust Street and Race Street may be significantly affected by a variety of factors, including changes in the market value of the investments held by Locust Street and Race Street, changes in distributions on the investments held by Locust Street and Race Street, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and other risks associated with those investments. Our investments in Locust Street and Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

Locust Street may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of loans held by Locust Street to the amount of interest payable in respect of the Class A Notes. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of loans held by Locust Street must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate principal amount of the portfolio of loans (other than any loan acquired for a purchase price of less than 80% of its principal amount, which loan will be assigned a value equal to its purchase price) plus cash held by Locust Street to the aggregate outstanding principal amount of the Class A Notes. To meet the Class A Par Value Test, the aggregate principal amount of the portfolio of loans (other than any loan acquired for a purchase price of less than 80% of its principal amount, which loan will be assigned a value equal to its purchase price) plus cash held by Locust Street must equal at least 145.36% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of loans (other than any defaulted loan, which loan will be assigned a value equal to its market value) held by Locust Street to the aggregate outstanding principal amount of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate principal amount of the portfolio of loans (other than any defaulted loan, which loan will be assigned a value equal to its market value) held by Locust Street must equal at least 130% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of loans held by Locust Street to certain benchmarks as described more fully in the Indenture.

If the Class A Interest Coverage Test or the Class A Par Value Test is not satisfied on any date on which compliance is measured, Locust Street is required to apply available amounts to the repayment of the outstanding principal of the Class A Notes to satisfy the applicable tests. Failure to satisfy the Additional Class A Par Value Test on any measurement date constitutes an event of default under the Indenture. Obligations that may be added to the portfolio of loans held by Locust Street and constituting collateral from time to time under the Indenture are subject to certain restrictions in respect of the quality tests referenced above and more fully described in the Indenture.

The market value of the underlying loans held by Locust Street and Race Street may decline causing Race Street to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the JPM Facility the market value of the underlying loans held by Locust Street securing the Class A Notes declines below the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the underlying loans held by Race Street must be at least $500 million, or the Market Value Requirement. In either such event, in order to satisfy these requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Race Street to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Locust Street or Race Street, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the investments held by Locust Street and Race Street, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Locust Street and Race Street. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Locust Street or Race Street holding assets that do not meet certain specified criteria for the investments made by it. This could adversely impact the coverage and quality tests under the Indenture applicable to Locust Street. This could also adversely impact the ability of Locust Street to meet the Margin Threshold and Race Street to meet the Market Value Requirement. Any amendment, waiver, modification or other restructuring that reduces Locust Street’s compliance with the coverage and quality tests under the Indenture will make it more likely that Locust Street will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring that reduces Locust Street’s ability to meet the Margin Threshold or Race Street’s ability to meet the Market Value Requirement will make it more likely that Race Street will need to retain assets, including cash, to increase the market value of the assets held by Race Street and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying loans held by Locust Street is less than the Margin Threshold. Any such use of cash by Locust Street or Race Street would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Locust Street or Race Street.

We receive cash from Locust Street and Race Street only to the extent that Locust Street or Race Street, respectively, makes distributions to us. Locust Street may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Locust Street may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Race Street may make distributions to us only to the extent permitted by the JPM Facility. The JPM Facility generally provides that distributions by Race Street may not be made if the Margin Threshold has not been met or if the market value of the underlying loans held by Race Street is less than the Market Value Requirement. If we do not receive cash from Locust Street or Race Street, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended September 30, 2012 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012	410,578	$9.72	410,578	(1)
August 1 to August 31, 2012	—	—	—	—
September 1 to September 30, 2012	—	—	—	—

Total	410,578	$9.72	410,578	(1)

(1)	A description of the maximum number of shares of common stock that may be purchased under our share repurchase program is set forth in Note 9 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 9 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2012, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on November 30, 2012 to stockholders of record on November 29, 2012.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus filed pursuant to Rule 497 (File No. 333-174784) filed on November 1, 2011.)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of January 1, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.)

4.3	Amended and Restated Distribution Reinvestment Plan, effective as of June 29, 2012. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 15, 2012.)

4.4	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.12	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.13	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.14	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.15	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.16	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.17	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.18	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.19	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.20	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.22	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.24	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.25	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.26	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.27	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.28	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.29	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.30	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.31	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.32	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.34	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.35	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.36	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.38	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.39	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.41	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.42	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.43	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.44	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.45	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.46	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.47	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.48	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.49	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2012.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)