Form 10-K
period 2012-12-31
FS Investment CORP
filed 2013-03-28
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

There is no established market for the Registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in May 2012. The last offering price at which the Registrant issued shares in its public offering was $10.80 per share.

There were 253,646,435 shares of the Registrant’s common stock outstanding as of March 25, 2013.

FS INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2012

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business

FS Investment Corporation, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in December 2007 to invest in debt securities of private U.S. companies and commenced operations in January 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2012 we had total assets of approximately $4.3 billion.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $56.4 billion in assets under management as of December 31, 2012.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:

•

utilizing the experience and expertise of the management teams of FB Advisor and GDFM, along with the broader resources of GSO, which include its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we invest are often rated by a nationally recognized statistical ratings organization, or NRSRO, and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Corporation, or S&P). We also invest in non-rated debt securities.

During the year ended December 31, 2012, we made investments in portfolio companies totaling $3,863,334. During the same period, we sold investments for proceeds of $926,136 and received principal repayments of $1,045,311. As of December 31, 2012, our investment portfolio, with a total fair value of $3,934,722, consisted of interests in 263 portfolio companies (50% in first lien senior secured loans, 19% in second lien senior secured loans, 12% in senior secured bonds, 13% in subordinated debt, 3% in collateralized securities and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $302.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.4% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 59.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC, or co-invest alongside FB Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FB Advisor, GDFM and their respective affiliates, as applicable. However, we are permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FB Advisor and its affiliates, including FS Investment Corporation II and FS Energy and Power Fund. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Prior to obtaining exemptive relief, we also intend to co-invest alongside FB Advisor and its affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we elected not to do so during our offering stage. We believe that a non-traded structure was a more appropriate means of raising capital during our offering stage because it allowed for a more efficient deployment of capital as compared to publicly-traded BDCs. Although our shares are not currently listed for trading on a national securities exchange, we intend to seek to complete a liquidity event within twelve to eighteen months following the date on which this annual report on Form 10-K was filed with the SEC, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will be able to complete a liquidity event within our intended timeframe or at all.

To provide our stockholders with limited liquidity prior to the completion of a liquidity event, we conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2012, we repurchased 1,879,983 shares at $9.75 per share for aggregate consideration totaling $18,324. During the year ended December 31, 2011, we repurchased 458,229 shares at $9.64 per share for aggregate consideration totaling $4,416. During the year ended December 31, 2010, we repurchased 228,950 shares at $9.36 per share for aggregate consideration totaling $2,143. On January 2, 2013, we repurchased 883,047 shares at $10.00 per share for aggregate consideration totaling $8,830.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the sale of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above.

On September 6, 2012, we amended the terms of our share repurchase program. The amendment to the share repurchase program was effective as of our quarterly repurchase offer for the fourth quarter of 2012, which was completed in January 2013. Prior to the amendment of the share repurchase program, we offered to repurchase shares of common stock at a price equal to 90% of the share price in effect on each date of repurchase, which was determined in the same manner that we determined the offering price per share of common stock for purposes of our continuous public offering. Under the amended share repurchase program, we offer to repurchase shares of common stock at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price is determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

Our Public Offering

In May 2012, we closed our continuous public offering of shares of common stock to new investors. We sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in our continuous public offering.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2012, 2011 and 2010:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2010(1)(2)(3)	$0.8728	$21,389
2011(4)(5)	0.9098	86,657
2012(6)(7)	0.8586	197,906

(1)	The amount of the per share distribution for the year ended December 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(6)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(7)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

On January 25, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on January 31, 2013 to stockholders of record on January 30, 2013. On February 25, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on February 28, 2013 to stockholders of record on February 27, 2013. On March 15, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on March 29, 2013 to stockholders of record on March 28, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the stock distributions per share that we declared on our common stock through December 31, 2012:

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

About FB Advisor

FB Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by the same personnel that form the investment and operations team of FS Investment Advisor, LLC and FSIC II Advisor, LLC. FS Investment Advisor, LLC and FSIC II Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ two affiliated BDCs, FS Energy and Power Fund and FS Investment Corporation II, respectively.

FS Energy and Power Fund commenced operations on July 18, 2011 and is focused on generating current income and long-term capital appreciation for shareholders, primarily by making investments in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry. As of December 31, 2012, FS Energy and Power Fund had total assets of approximately $829.5 million. FS Investment Corporation II commenced operations on June 18, 2012 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2012, FS Investment Corporation II had total assets of approximately $709.3 million.

Our president, chairman and chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FB Advisor, Mr. Forman currently serves as president, chairman and chief executive officer of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC and FS Investment Corporation II.

FB Advisor’s senior management team has significant experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FB Advisor was staffed with 28 employees as of December 31, 2012 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FB Advisor’s management team, will allow FB Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice chairman of our board of directors and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Zachary Klehr. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to FB Advisor and the compensation FB Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation II pursuant to an investment sub-advisory agreement between it and FSIC II Advisor, LLC, the investment adviser to FS Investment Corporation II. Furthermore, GDFM’s affiliate, GSO, serves as the investment sub-adviser to FS Energy and Power Fund pursuant to an investment sub-advisory agreement between it and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2012, GSO and its affiliates, excluding Blackstone, managed approximately $56.4 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $210.2 billion as of December 31, 2012. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

Since the beginning of 2009, global credit and other financial market conditions have improved as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have improved markedly. While financial conditions have improved, economic activity continues to be somewhat subdued as unemployment rates remain high. Corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly, but remain slightly above historical averages. Given current market conditions, it is our view that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

We feel that opportunities in senior secured and second lien secured loans are significant not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration. In addition, most senior secured debt issues carry variable interest rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable interest rate structures decrease the income we would otherwise receive from our debt securities; although, in many cases, the loan documents governing these securities provide for an interest rate floor.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its most recent economic census in 2007, there were approximately 40,000 middle market companies in the U.S. with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.3 trillion in revenues and employed 32.8 million people. Middle market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that financial difficulties and a widespread consolidation in the U.S. financial services industry have substantially reduced the number of investment firms and financial institutions lending to middle market companies. For example, the Federal Deposit Insurance Corporation reported that the number of federally insured financial institutions declined from approximately 15,200 in 1990 to approximately 7,300 in 2012.

We believe that lending to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to track investment opportunities, particularly within the secondary market, in the loans of thousands of middle market firms, meaning that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not equipped to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of debt financing to middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. Further, due to a lack of coverage at many investment firms, loans to middle market firms tend to be priced less efficiently, potentially creating attractive opportunities for investment. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of privately held companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. We attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths

We believe that we offer our investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of FB Advisor’s senior management team, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-term investment horizon

Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM transaction sourcing capability

FB Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s proprietary origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, allowing us access to the secondary market for investment opportunities.

Disciplined, income-oriented investment philosophy

FB Advisor and GDFM employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

FB Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

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

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

FB Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

For providing these services, facilities and personnel, we reimburse FB Advisor for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services. We have also contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

We focus primarily on investments in debt securities, including senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

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

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt or other investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from an NRSRO and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

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

Risk Management

We seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•	negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FB Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

Affirmative Covenants

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

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

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform, which allows for access to the syndicated loan market, a key source of investment opportunities for us. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints, and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad networks of FB Advisor and GDFM will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FB Advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FB Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, FB Advisor and GDFM conduct detailed due diligence investigations as necessary.

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

Monitoring

Portfolio Monitoring. FB Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FB Advisor and GDFM work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, FB Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FB Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

FB Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our board of directors or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$183,638	5%	$—	—
2	3,424,857	87%	1,768,639	96%
3	174,228	4%	65,327	3%
4	148,364	4%	9,893	1%
5	3,635	0%	499	0%

	$3,934,722	100%	$1,844,358	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FB Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM, independent third-party pricing services and independent third-party valuation firms, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FB Advisor or GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FB Advisor or GDFM, will retain any fees paid for such assistance.

Exit

We attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, our wholly-owned financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street entered into an additional amendment to the facility which extended the maturity date of the facility to December 22, 2013. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility. We paid certain fees to Deutsche Bank in connection with the establishment and amendment of the facility.

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

As of December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Broad Street credit facility.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Arch Street Credit Facility

On August 29, 2012, Arch Street Funding LLC, or Arch Street, our wholly-owned financing subsidiary, terminated its total return swap, or TRS, with Citibank, N.A., or Citibank, and entered into a revolving credit facility, or the Arch Street credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

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

Arch Street received from Citibank all interest and fees payable in respect of the loans underlying the TRS. Arch Street paid to Citibank interest at a rate equal to one-month LIBOR plus 1.27% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street either received from Citibank the appreciation in the value of such loan, or paid to Citibank any depreciation in the value of such loan.

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

Upon the termination of the TRS, Arch Street recognized $5,521 of gains, $1,477 of which represented periodic payments due on the TRS.

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

As of December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Arch Street credit facility.

Borrowings of Arch Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

JPM Financing

On September 26, 2012, through our two wholly-owned, special-purpose, bankruptcy-remote financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, we entered into an amendment, or the September 2012 amendment, to our conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011. The September 2012 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $400,000 to $700,000; (ii) reduced the interest rate payable under the facility from three-month LIBOR plus 3.25% per annum to a fixed rate of 3.25% per annum; and (iii) extended the final repurchase date under the financing arrangement from July 15, 2015 to October 15, 2016. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $1,300,000 to Locust Street pursuant to an amended and restated asset transfer agreement we entered into with Locust Street, or the Locust Asset Transfer Agreement. Under the Locust Asset Transfer Agreement, as of December 31, 2012, we had sold loans to Locust Street for a purchase price of approximately $736,357, all of which consisted of the issuance to us of equity interests in Locust Street.

The loans held by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to an amended and restated indenture, dated as of September 26, 2012, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued from time to time is $840,000. Principal on the Class A Notes will be due and payable on the stated maturity date of October 15, 2023. Interest on the Class A Notes accrues at a rate of three-month LIBOR plus a spread of 2.75% per annum. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of September 26, 2012, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $840,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $700,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing October 15, 2014, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Race Street intends to borrow funds from us pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012, between Race Street, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

We may sell from time to time loans in our portfolio having an aggregate market value of approximately $600,000 to Race Street pursuant to an asset transfer agreement, dated as of September 26, 2012, between us and Race Street, or the Race Asset Transfer Agreement. The loans purchased by Race Street from us will secure the obligations of Race Street under the JPM Facility. Under the Race Asset Transfer Agreement, as of December 31, 2012, we had sold loans to Race Street for a purchase price of approximately $592,981, all of which consisted of the issuance to us of equity interests in Race Street.

In connection with the Class A Notes and the Indenture, Locust Street also entered into: (i) an amended and restated collateral management agreement with us, as collateral manager, dated as of September 26, 2012, or the Locust Management Agreement, pursuant to which we will manage the assets of Locust Street; and (ii) an amended and restated collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and us, as collateral manager, dated as of September 26, 2012, or the Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into a collateral management agreement with us, as collateral manager, dated as of September 26, 2012, or the Race Management Agreement, pursuant to which we will manage the assets of Race Street.

As of December 31, 2012, Class A Notes in the aggregate principal amount of $812,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $676,667. As of December 31, 2012, the fair value of investments held by Locust Street was $1,307,933, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On February 1, 2013, an additional Class A Note in the principal amount of $28,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $23,333. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the JPM Facility.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Walnut Street Credit Facility

On May 17, 2012, Walnut Street Funding LLC, or Walnut Street, our wholly-owned, bankruptcy-remote financing subsidiary, and Wells Fargo Bank, National Association, or collectively with Wells Fargo Securities, LLC, Wells Fargo, entered into a revolving credit facility, or the Walnut Street credit facility. Wells Fargo Securities, LLC serves as the administrative agent and Wells Fargo Bank, National Association is the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

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

As of December 31, 2012, $235,364 was outstanding under the Walnut Street credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Walnut Street credit facility.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FB Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FB Advisor, GDFM and their respective affiliates, as applicable. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FB Advisor and its affiliates, including FS Investment Corporation II and FS Energy and Power Fund. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Prior to obtaining exemptive relief, we also intend to co-invest alongside FB Advisor and its affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FB Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and FB Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to our current report on Form 8-K filed with the SEC on December 17, 2012. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorp.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

Stockholders may obtain information, without charge, regarding how FB Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104 or by calling us collect at (215) 495-1150.

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

Taxation as a RIC

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Employees

We do not currently have any employees. Each of our executive officers, aside from our chief compliance officer, Mr. Faia, is a principal, officer or employee of FB Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FB Advisor. In the future, FB Advisor may retain additional investment personnel based upon its needs.

Available Information

Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record. In addition, we will distribute our annual report on Form 10-K to all stockholders within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorp.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Stockholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Risks Related to Our Business and Structure

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and has yet to fully recover.

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

Economic activity remains subdued as unemployment rates remain high. Despite this, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. In June 2012, S&P’s Ratings Services affirmed this “AA+” rating, but maintained a negative outlook on the long-term rating for the U.S., reflecting the view of S&P’s Ratings Services that this rating could be lowered by 2014 as a result of the U.S. sovereign credit risks. In January 2012, S&P’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P’s Ratings Services further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of the August 2011 downgrade or any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from the August 2011 downgrade or any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

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

In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FB Advisor has entered into with GDFM have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FB Advisor, upon 120 days’ notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FB Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FB Advisor or GDFM fails to maintain its relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FB Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

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

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders for tax purposes, which will lower their tax basis in their shares.

In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we have significant investment flexibility and may invest our assets in ways with which investors may not agree. Finally, since our shares are not currently listed on a national securities exchange, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

If we internalize our management functions, a stockholder’s interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FB Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a stockholder’s interest in us and could reduce the earnings per share attributable to their investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FB Advisor under the investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by FB Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FB Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

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

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business could also have a material adverse effect on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

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

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Risks Related to FB Advisor and Its Affiliates

FB Advisor has limited prior experience managing a BDC or a RIC.

While FB Advisor’s management team consists of the same personnel that form the investment and operations team of FSIC II Advisor, LLC, the investment adviser to FS Investment Corporation II, and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund, FB Advisor has limited prior experience managing a BDC or a RIC. Therefore, FB Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FB Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

For federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Furthermore, GDFM, on which FB Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM also serves as investment sub-adviser to FS Investment Corporation II pursuant to an investment sub-advisory agreement between it and FSIC II Advisor, LLC, the investment adviser to FS Investment Corporation II, and its affiliate, GSO, serves as investment sub-adviser to FS Energy and Power Fund pursuant to an investment sub-advisory agreement between it and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates. For example, GSO, an affiliate of GDFM, serves as investment sub-adviser to FS Energy and Power Fund.

The time and resources that individuals employed by FB Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FB Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FB Advisor nor GDFM, or individuals employed by FB Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with FB Advisor and its affiliates. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which our affiliates, including FSIC II Advisor, LLC, FS Investment Corporation II, FS Investment Advisor, LLC and FS Energy and Power Fund, are investing or are invested. Because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, even if we are able to receive exemptive relief, we will be unable to participate in certain transactions originated by GDFM, GSO or any of their affiliates, unless otherwise permitted by the 1940 Act and the rules and regulations promulgated thereunder. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

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

The net proceeds from the sale of shares of our common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans and Second Lien Secured Loans. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We expect to make select equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

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

We are exposed to risks associated with changes in interest rates.

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

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Certain investments that we may make may include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns involved in investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Debt Financing

The agreements governing Broad Street’s revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Our wholly-owned subsidiary, Broad Street, has entered into the Broad Street credit facility with Deutsche Bank. The agreements governing the credit facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or us; (e) we cease to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in our or their investment advisory capacities. An event of default under the credit facility would result, among other things, in the termination of the availability of further funds under the credit facility and an accelerated maturity date for all amounts outstanding under the credit facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the credit facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC.

The agreements governing the Broad Street credit facility also require Broad Street to comply with certain operational covenants. These covenants require Broad Street to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility. The occurrence of certain “Super-Collateralization Events” results in an increase of the minimum aggregate value of eligible assets that Broad Street is required to maintain. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities. A decline in the value of assets owned by Broad Street or the occurrence of a Super-Collateralization Event under the credit facility could result in us being required to contribute additional assets to Broad Street, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our stockholders.

The failure to meet collateral requirements under the Broad Street credit facility or the occurrence of any other event of default which results in the termination of the credit facility may force Broad Street or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the credit facility, Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the credit facility and could sell such assets in order to satisfy amounts due under the credit facility.

Each borrowing under the Broad Street credit facility is subject to the satisfaction of certain conditions. We cannot assure stockholders that Broad Street will be able to borrow funds under the credit facility at any particular time or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Broad Street Credit Facility” for a more detailed discussion of the terms of the credit facility.

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

Under the Locust Asset Transfer Agreement, as of December 31, 2012, we had sold loans to Locust Street for a purchase price of approximately $736 million, all of which consisted of the issuance to us of equity interests in Locust Street. Any dividends or other payments in respect of our equity interest in Locust Street are subordinated in priority of payment to the Class A Notes. In addition, Locust Street is subject to certain payment restrictions set forth in the Indenture in respect of its equity interest.

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

Under the Race Asset Transfer Agreement, as of December 31, 2012, we had sold loans to Race Street for a purchase price of approximately $593 million, all of which consisted of the issuance to us of equity interests in Race Street. Any dividends or other payments in respect of our equity interest in Race Street are subordinated in priority of payment to Race Street’s payment obligations under the JPM Facility. In addition, Race Street is subject to certain payment restrictions set forth in the JPM Facility in respect of its equity interest.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FB Advisor with respect to pre-incentive fee net investment income.

Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and may not be for the immediate future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital upon selling shares.

Our shares are illiquid assets for which there is not a secondary market, and it is not expected that any will develop in the immediate future. We intend to seek to complete a liquidity event for our stockholders within 12 to 18 months following the date on which we filed this annual report on Form 10-K or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors.

There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price a stockholder paid for the shares being repurchased. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.

If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital. In addition, shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed, will trade at, above or below net asset value.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

Only a limited number of shares may be repurchased pursuant to our share repurchase program and, to the extent stockholders are able to sell their shares under our share repurchase program, stockholders may not be able to recover the amount of their investment in those shares.

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we intend to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, we commenced our share repurchase program in March 2010, but because we had relatively few shares outstanding during the first year of our operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers we conducted in 2010.

In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase any shares, to suspend the share repurchase program, and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FB Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We are covered by the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock. The Business Combination Act (if our board should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, at any time that we have a class of equity securities registered under the Exchange Act and we have at least three independent directors, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors, and (ix) loss of a major funding source.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

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

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Although our shares are not currently listed for trading in the public markets, we intend to seek to complete a liquidity event within twelve to eighteen months following the date on which we filed this annual report on Form 10-K or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. In May 2012, we closed our continuous public offering of shares of common stock to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

Set forth below is a chart describing the classes of our securities outstanding as of March 25, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	253,646,435

As of March 25, 2013, we had 62,023 record holders of our common stock.

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

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the sale of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above.

On September 6, 2012, we amended the terms of our share repurchase program. The amendment to the share repurchase program was effective as of our quarterly repurchase offer for the fourth quarter of 2012, which was completed in January 2013. Prior to the amendment of the share repurchase program, we offered to repurchase shares of common stock at a price equal to 90% of the share price in effect on each date of repurchase, which was determined in the same manner that we determined the offering price per share of common stock for purposes of our continuous public offering. Under the amended share repurchase program, we intend to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price is determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2012 pursuant our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	672,064	$9.90	672,064	(1)
November 1 to November 30, 2012	—	—	—	—
December 1 to December 31, 2012	—	—	—	—

Total	672,064	$9.90	672,064	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

Following the commencement of our operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. While we historically paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors. We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. On a quarterly basis, we will send information to all stockholders of record regarding the source of distributions paid to our stockholders in such quarter. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2012, 2011 or 2010 represented a return of capital for tax purposes. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement was designed to ensure that no portion of our distributions would represent a return of capital for our stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses. Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. During the years ended December 31, 2012, 2011 and 2010, no such reimbursements were required from Franklin Square Holdings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expenses” for a detailed discussion of the expense reimbursement agreement.

We intend to continue to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2012, 2011 and 2010:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2010(1)(2)(3)	$0.8728	$21,389
2011(4)(5)	0.9098	86,657
2012(6)(7)	0.8586	197,906

(1)	The amount of the per share distribution for the year ended December 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(6)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(7)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

On January 25, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on January 31, 2013 to stockholders of record on January 30, 2013. On February 25, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on February 28, 2013 to stockholders of record on February 27, 2013. On March 15, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on March 29, 2013 to stockholders of record on March 28, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

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

The following table reflects the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	144,364	73%	74,663	86%	13,545	63%
Capital gains proceeds from the sale of assets	53,542	27%	11,994	14%	7,844	37%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$197,906	100%	$86,657	100%	$21,389	100%

(1)	During the years ended December 31, 2012, 2011 and 2010, 92%, 90% and 84%, respectively, of our gross investment income was attributable to cash interest earned and 8%, 10% and 16%, respectively, was attributable to non-cash accretion of discount and PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2012, 2011 and 2010 was $180,783, $91,254 and $13,545, respectively. As of December 31, 2012 and 2011, we had $53,010 and $16,591, respectively, of undistributed net investment income on a tax basis. Our net investment income on a tax basis for the year ended December 31, 2011 and undistributed net investment income on a tax basis as of December 31, 2011 were adjusted following the filing of our 2011 tax return in September 2012. The adjustment was due primarily to the fact that tax-basis income we received during the year ended December 31, 2011 exceeded GAAP-basis income with respect to collateralized securities held in our investment portfolio during such period. The tax notices for the collateralized securities were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2011.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the amount by which tax-basis income has exceeded or is expected to exceed GAAP-basis income with respect to certain collateralized securities, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
GAAP-basis net investment income	$133,907	$71,364	$9,392
Tax-basis amortization of organization costs	(43)	(43)	(43)
Tax accretion of discount on investments	—	4,035	133
Reversal of incentive fee accrual on unrealized gains	27,960	(4,063)	4,063
Taxable income adjustment on collateralized securities	5,825	14,446	—
Tax-basis net investment income portion of total return swap payments	12,356	5,169	—
Accretion of discount on total return swap	778	346	—

Tax-basis net investment income	$180,783	$91,254	$13,545

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the years ended December 31, 2012 and 2011, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $13,480 and $9,385, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 and $9,385, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

The following table reflects the stock distributions per share that we have declared on our common stock through December 31, 2012:

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

The stock distributions increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the stock distributions were issued to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, our board of directors determined that these issuances would not be dilutive to stockholders as of the applicable record date. As the stock distributions did not change any stockholder’s proportionate interest in us, they did not represent taxable distributions. Specific tax characteristics of all stock distributions are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2012	2011
Distributable ordinary income	$53,010	$16,591
Incentive fee accrual on unrealized gains	(27,960)	—
Unamortized organization costs	(472)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	89,082	(34,709)

	$113,660	$(18,633)

(1)	As of December 31, 2012 and 2011, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency was $119,650 and $13,323, respectively. As of December 31, 2012 and 2011, the gross unrealized depreciation on our investments and total return swap and loss on foreign currency was $30,568 and $48,032, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $3,845,515 and $1,876,725 as of December 31, 2012 and 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $89,802 and $(34,709) as of December 31, 2012 and 2011, respectively. We terminated the TRS on August 29, 2012. See “—Financial Condition, Liquidity and Capital Resources—Arch Street Credit Facility.”

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of operations data:
Investment income	$303,222	$115,484	$30,670	$4,420	$25
Operating expenses
Total expenses	169,315	44,120	21,278	2,509	605
Less: Expense reimbursement from sponsor	—	—	—	(240)	—

Net expenses	169,315	44,120	21,278	2,269	605

Net investment income (loss)	133,907	71,364	9,392	2,151	(580)
Total net realized and unrealized gain/loss on investments	196,292	(17,894)	18,872	9,305	—

Net increase (decrease) in net assets resulting from operations	$330,199	$53,470	$28,264	$11,456	$(580)

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.59	$0.76	$0.40	$0.48	$(4.72)

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$1.45	$0.57	$1.21	$2.57	$(4.72)

Distributions declared(2)	$0.86	$0.91	$0.87	$0.67	$0.18

Balance sheet data:
Total assets	$4,346,753	$2,144,225	$782,005	$110,068	$1,000

Credit facilities and repurchase agreement payable	$1,649,713	$554,286	$297,201	$—	$—

Total net assets	$2,511,738	$1,498,892	$389,232	$93,197	$999

Other data:
Total return(3)	15.83%	8.93%	13.08%	33.33%	2.40%
Number of portfolio company investments at period end	263	183	144	50	—
Total portfolio investments for the period	$3,863,334	$1,978,499	$849,242	$106,098	$—
Proceeds from sales and prepayments of investments	$1,971,447	$858,661	$240,054	$16,717	$—

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)

The 2008 total return is based on an initial investment at $7.32 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the stock distributions to stockholders described in “Item 5. Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities—Distributions”. The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during such periods and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

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

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009 upon raising gross proceeds in excess of $2,500 from the sale of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FB Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. In May 2012, we closed our continuous public offering of shares of common stock to new investors.

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FB Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following six investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Originated/Proprietary Transactions: We intend to leverage our relationship with GDFM and their global sourcing and origination platform to identify proprietary investment opportunities. We define proprietary investments as any investment originated or structured specifically for us or made by us that was not generally available to the broader market. Proprietary investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe proprietary transactions may offer attractive investment opportunities as they typically offer higher returns than broadly syndicated transactions.

Anchor Orders: In addition to proprietary transactions, we will invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FB Advisor and GDFM. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment.

Event Driven: We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successful predict the outcome of an individual event than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment.

Collateralized Securities: Collateralized loan obligations, or CLOs, are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities. Our relationship with GSO, one of the largest CLO managers in the world, allows us to invest in these securities with confidence and to capitalize on opportunities in the secondary CLO market.

Broadly Syndicated/Other: Although our primary focus is to invest in proprietary transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our proprietary investments and provide a complement to our more illiquid proprietary strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by an NRSRO and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). However, we also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. In the future, we do not expect our revenues to include net realized gain on total return swap or net unrealized appreciation and depreciation on total return swap as a result of the termination of the TRS on August 29, 2012. We may, however, elect to utilize a total return swap in the future. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FB Advisor;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for the purchase and sale of our investments;

•	costs associated with our chief compliance officer; and

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

Portfolio Investment Activity for the Years Ended December 31, 2012 and 2011

During the year ended December 31, 2012, we made investments in portfolio companies totaling $3,863,334. During the same period, we sold investments for proceeds of $926,136 and received principal repayments of $1,045,311. As of December 31, 2012, our investment portfolio, with a total fair value of $3,934,722, consisted of interests in 263 portfolio companies (50% in first lien senior secured loans, 19% in second lien senior secured loans, 12% in senior secured bonds, 13% in subordinated debt, 3% in collateralized securities and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $302.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.4% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 59.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

During the year ended December 31, 2011, we made investments in portfolio companies totaling $1,978,499. During the same period, we sold investments for proceeds of $476,087 and received principal repayments of $382,574. As of December 31, 2011, our investment portfolio, with a total fair value of $1,844,358, consisted of interests in 183 portfolio companies (55% in first lien senior secured loans, 21% in second lien senior secured loans, 6% in senior secured bonds, 13% in subordinated debt, 4% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $390.0 million. As of December 31, 2011, the investments in our portfolio were purchased at a weighted average price of 94.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 70.9% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the purchase price of our investments.

The decrease in the percentage of investments in our portfolio that were rated as of December 31, 2012 compared to December 31, 2011 can be primarily attributed to the increase in the amount of proprietary investments in our portfolio. Issuers of securities issued in non-broadly syndicated transactions typically do not seek ratings for such securities.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,914,996	$1,945,159	50%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	752,392	764,356	19%	397,266	388,508	21%
Senior Secured Bonds	460,040	466,299	12%	121,248	115,360	6%
Subordinated Debt	491,906	511,971	13%	236,928	233,877	13%
Collateralized Securities	91,411	118,994	3%	63,464	68,366	4%
Equity/Other	114,499	127,943	3%	20,156	15,064	1%

	$3,825,244	$3,934,722	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, we had three such investments with an aggregate unfunded commitment of $14,804. As of December 31, 2011, we had four such investments with an aggregate unfunded commitment of $55,302, one of which was an unfunded bridge loan commitment with an unfunded commitment of $35,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$41,479	1%	$35,104	2%
Capital Goods	675,187	17%	226,000	12%
Commercial & Professional Services	271,978	7%	119,509	6%
Consumer Durables & Apparel	264,722	7%	129,313	7%
Consumer Services	293,408	7%	82,722	4%
Diversified Financials	220,622	6%	108,364	6%
Energy	430,444	11%	111,068	6%
Food & Staples Retailing	96,739	2%	80,684	4%
Food, Beverage & Tobacco	9,713	0%	13,998	1%
Health Care Equipment & Services	362,456	9%	188,301	10%
Household & Personal Products	78,124	2%	8,898	0%
Insurance	28,623	1%	29,904	2%
Materials	199,089	5%	106,817	6%
Media	154,599	4%	122,417	7%
Pharmaceuticals, Biotechnology & Life Sciences	37,259	1%	17,904	1%
Retailing	24,652	1%	13,058	1%
Semiconductors & Semiconductor Equipment	8,820	0%	12,515	1%
Software & Services	339,641	9%	314,583	17%
Technology Hardware & Equipment	94,128	2%	13,468	1%
Telecommunication Services	152,458	4%	73,506	4%
Transportation	29,104	1%	15,379	1%
Utilities	121,477	3%	20,846	1%

Total	$3,934,722	100%	$1,844,358	100%

As of December 31, 2012, approximately 58% of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of December 31, 2012:

	December 31, 2012
Deal Composition	Investments at Fair Value	Percentage of Portfolio
Originated/Proprietary	$1,063,807	27%
Anchor Order	421,936	11%
Event Driven	167,819	4%
Opportunistic	491,593	13%
Collateralized Securities	118,994	3%
Broadly Syndicated/Other	1,670,573	42%

	$3,934,722	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$183,638	5%	$—	—
2	3,424,857	87%	1,768,639	96%
3	174,228	4%	65,327	3%
4	148,364	4%	9,893	1%
5	3,635	0%	499	0%

	$3,934,722	100%	$1,844,358	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the years ended December 31, 2012 and December 31, 2011

Revenues

We generated investment income of $303,222 and $115,484 for the years ended December 31, 2012 and 2011, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $279,152 and $103,477 of cash income earned as well as $24,070 and $12,007 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is primarily due to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $169,315 and $44,120 for the years ended December 31, 2012 and 2011, respectively. Our operating expenses include base management fees attributed to FB Advisor of $68,059 and $27,791 and administrative services expenses attributed to FB Advisor of $5,297 and $2,625 for the years ended December 31, 2012 and 2011, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the three months ended December 31, 2012, we accrued a subordinated incentive fee on income of $13,393 based upon the performance of our portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, a subordinated incentive fee on income of $13,393 was payable to FB Advisor. We did not accrue any subordinated incentive fee on income during the year ended December 31, 2011. During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the year ended December 31, 2011, we paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.” As of December 31, 2012, $11,791 of capital gains incentive fees were payable to FB Advisor.

We recorded interest expense of $30,227 and $11,334 for the years ended December 31, 2012 and 2011, respectively, relating to our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,495 and $878 for the years ended December 31, 2012 and 2011, respectively. We incurred fees and expenses with our stock transfer agent of $3,641 and $2,028 for the years ended December 31, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $7,452 and $3,527 for the years ended December 31, 2012 and 2011, respectively, and consisted of the following:

	Year Ended December 31,
	2012	2011
Expenses associated with our independent audit and related fees	$769	$540
Compensation of our chief financial officer and our chief compliance officer(1)	88	105
Legal fees	1,443	477
Printing fees	888	600
Directors’ fees	933	694
Other	3,331	1,111

Total	$7,452	$3,527

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Prior to that date, we had contracted with Pine Hill Group, LLC to provide the services of Charles Jacobson as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item does not include compensation paid to our chief financial officer and only represents compensation paid to our chief compliance officer.

During the years ended December 31, 2012 and 2011, the ratio of our operating expenses to our average net assets was 7.67% and 5.01%, respectively. Our ratio of operating expenses to our average net assets during the years ended December 31, 2012 and 2011 includes $30,227 and $11,334, respectively, related to interest expense and $53,144 and $(4,063), respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 3.89% and 4.18% for the years ended December 31,

2012 and 2011, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of operating expenses, exclusive of interest expense and incentive fees, to average net assets during the year ended December 31, 2012 compared to the year ended December 31, 2011 can primarily be attributed to economies of scale resulting from a larger asset base relative to our operating expenses.

As the size of our asset base and number of investors grew prior to the closing of our continuous public offering, our general and administrative expenses increased accordingly. Legal fees increased as the number of filings increased and printing costs increased with the increase in the number of filings and the number of stockholders. Over the next several quarters, we expect our operating expenses related to our ongoing operations to level off as the size of our asset base stabilizes as a result of the closing of our public offering in May 2012.

Net Investment Income

Our net investment income totaled $133,907 ($0.59 per share) and $71,364 ($0.76 per share) for the years ended December 31, 2012 and 2011, respectively. The decrease in net investment income on a per share basis can be attributed primarily to the accrual during the year ended December 31, 2012 of $27,960 of capital gains incentive fees based on unrealized gains and the reversal during the year ended December 31, 2011 of $4,063 in capital gains incentive fees that had been accrued as of December 31, 2010. Without the effect of such accruals, net investment income per share would have been $0.71 and $0.72 per share for the years ended December 31, 2012 and 2011, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $926,136 and $1,045,311, respectively, during the year ended December 31, 2012, from which we realized net gains of $47,008. During the year ended December 31, 2012, we also earned $19,607 from periodic net settlement payments on our TRS and realized gains from the termination of our TRS, which are reflected as realized gains on our consolidated statements of operations, and realized a net gain of $407 from settlements on foreign currency. We sold investments and received principal repayments of $476,087 and $382,574, respectively, during the year ended December 31, 2011, from which we realized net gains of $14,920. During the year ended December 31, 2011, we also earned $5,169 from periodic net settlement payments on our TRS, which are reflected as realized gains on our consolidated statements of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $127,399; the net change in unrealized appreciation (depreciation) on the TRS was $1,996; and the net change in unrealized gain (loss) on foreign currency was $(125). For the year ended December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(35,987); the net change in unrealized appreciation (depreciation) on the TRS was $(1,996); and the net change in unrealized gain (loss) on foreign currency was $0. The net change in unrealized appreciation (depreciation) on our investments and our TRS during the year ended December 31, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the period. The net change in unrealized appreciation (depreciation) on our investments and our TRS during the year ended December 31, 2011 was primarily driven by a general widening of credit spreads during the third quarter of 2011 resulting from, among other things, uncertainty surrounding European sovereign debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2012, the net increase in net assets resulting from operations was $330,199 ($1.45 per share) compared to a net increase in net assets resulting from operations of $53,470 ($0.57 per share) during the year ended December 31, 2011. The net increase in net assets resulting from operations on a per share basis is due primarily to a general strengthening in the credit markets during the year ended December 31, 2012.

Comparison of the years ended December 31, 2011 and December 31, 2010

Revenues

We generated investment income of $115,484 and $30,670 for the years ended December 31, 2011 and 2010, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $103,477 and $25,742 of cash income earned as well as $12,007 and $4,928 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2011 and 2010, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is primarily due to the growth of our portfolio over the periods. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $44,120 and $21,278 for the years ended December 31, 2011 and 2010, respectively. Our operating expenses include base management fees attributed to FB Advisor of $27,791 and $7,900 and administrative services expenses attributed to FB Advisor of $2,625 and $924 for the years ended December 31, 2011 and 2010, respectively.

FB Advisor is eligible to receive incentive fees based on performance. We did not accrue any subordinated incentive fee on income during the years ended December 31, 2011 and 2010. During the year ended December 31, 2010, we accrued capital gains incentive fees of $5,459 based on the performance of our portfolio, of which $4,063 was based on unrealized gains and $1,396 was based on realized gains. During the year ended December 31, 2011, we paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. “See—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $11,334 and $3,881 for the years ended December 31, 2011 and 2010, respectively, relating to the Broad Street credit facility and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $878 and $568 for the years ended December 31, 2011 and 2010, respectively. We incurred fees and expenses with our stock transfer agent of $2,028 and $890 for the years ended December 31, 2011 and 2010, respectively.

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

During the years ended December 31, 2011 and 2010, the ratio of our operating expenses to our average net assets was 5.01% and 9.89%, respectively. Our ratio of operating expenses to our average net assets during the years ended December 31, 2011 and 2010 include $11,334 and $3,881, respectively, related to interest expense and $(4,063) and $5,459, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 4.18% and 5.54% for the years ended December 31, 2011 and 2010, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of operating expenses, exclusive of interest expense and incentive fees, to average net assets during the year ended December 31, 2011 compared to the year ended December 31, 2010 can primarily be attributed to (i) economies of scale resulting from a larger asset base relative to our operating expenses and (ii) the reversal during the year ended December 31, 2011 of capital gains incentive fees that had been accrued as of December 31, 2010. Without such reversal, our ratio of operating expenses to our average net assets would have been 5.47% during the year ended December 31, 2011.

Net Investment Income

Our net investment income totaled $71,364 ($0.76 per share) and $9,392 ($0.40 per share) for the years ended December 31, 2011 and 2010, respectively. The increase in net investment income on a per share basis can be attributed primarily to, among other things, (i) an increase in our gross portfolio yield, prior to leverage, from 8.5% as of December 31, 2010 to 10.4% as of December 31, 2011 (in each case based on the purchase price of our investments) due, in part, to an increase in the number of proprietary investments made during 2011, (ii) the reversal during 2011 of capital gains incentive fees that had been accrued as of December 31, 2010 and (iii) economies of scale resulting from a larger asset base relative to our operating expenses.

Net Realized Gains or Losses

We sold investments and received principal repayments of $476,087 and $382,574, respectively, during the year ended December 31, 2011, from which we realized net gains of $14,920. During the year ended December 31, 2011, we also earned $5,169 from periodic net settlement payments on our TRS, which are reflected as realized gains on our consolidated statements of operations. We sold investments and received principal repayments of $122,581 and $117,473, respectively, during the year ended December 31, 2010, from which we realized net gains of $9,081.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(35,987); the net change in unrealized appreciation (depreciation) on our TRS was $(1,996); and the net change in unrealized gain (loss) on foreign currency was $0. For the year ended December 31, 2010, the net change in unrealized appreciation (depreciation) on our investments totaled $9,809 and the net change in unrealized gain (loss) on foreign currency was $(18). The net change in unrealized appreciation (depreciation) on our investments and our TRS during the year ended December 31, 2011 was primarily driven by a general widening of credit spreads during the third quarter of 2011 resulting from, among other things, uncertainty surrounding European sovereign debt. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2010 was primarily driven by a general strengthening in the credit markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2011, the net increase in net assets resulting from operations was $53,470 ($0.57 per share) compared to a net increase in net assets resulting from operations of $28,264 ($1.21 per share) during the year ended December 31, 2010.

Financial Condition, Liquidity and Capital Resources

In May 2012, we closed our continuous public offering of shares of common stock to new investors. We sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in our continuous public offering. Following the closing of our continuous public offering in May 2012, we have continued to issue shares pursuant to our distribution reinvestment plan. As of March 25, 2013, we had sold a total of 257,096,645 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,699,929, including approximately $1,000 contributed by the principals of our investment adviser in February 2008.

During the year ended December 31, 2012, we sold 93,380,264 shares of our common stock for gross proceeds of $985,195. The gross proceeds received include reinvested stockholder distributions of $98,763. During the year ended December 31, 2012, we also incurred offering costs of $3,234 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $83,084 for the year ended December 31, 2012. These sales commissions and fees include $15,842 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is one of our affiliates.

During the year ended December 31, 2011, we sold 119,516,108 shares of our common stock for gross proceeds of $1,269,375. The gross proceeds received include reinvested stockholder distributions of $37,241. During the year ended December 31, 2011, we also incurred offering costs of $6,669 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $115,443 for the year ended December 31, 2011. These sales commissions and fees include $22,109 retained by FS2.

During the year ended December 31, 2010, we sold 31,320,067 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $324,420. The gross proceeds received include reinvested stockholder distributions of $8,252. During the year ended December 31, 2010, we also incurred offering costs of $1,671 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $1,125 of these offering costs. We recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $30,252 for the year ended December 31, 2010. These sales commissions and fees include $5,435 retained by FS2.

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

As of December 31, 2012, we had $338,895 in cash held in custodial accounts.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases pursuant to our share repurchase program:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price per Share	Aggregate Consideration for Repurchased Shares
March 31, 2010	April 1, 2010	11,142	100%	$9.360	$104
June 30, 2010	July 1, 2010	108,904	37%	9.360	1,019
September 30, 2010	October 1, 2010	108,904	54%	9.360	1,019
December 31, 2010	January 3, 2011	99,633	100%	9.585	955
March 31, 2011	April 1, 2011	158,258	100%	9.675	1,531
June 30, 2011	July 1, 2011	79,250	100%	9.675	767
September 30, 2011	October 3, 2011	121,088	100%	9.585	1,161
December 31, 2011	January 3, 2012	385,526	100%	9.585	3,695
March 31, 2012	April 2, 2012	411,815	100%	9.675	3,984
June 30, 2012	July 2, 2012	410,578	100%	9.720	3,991
September 30, 2012	October 1, 2012	672,064	100%	9.900	6,653

On January 2, 2013, we repurchased 903,719 shares (representing 100% of shares tendered for repurchase) at $10.00 per share for aggregate consideration totaling $9,037.

Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank and the other lenders party thereto entered into an amendment and restatement of the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street entered into an additional amendment to the facility which extended the maturity date of the facility to December 22, 2013. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility. We paid certain fees to Deutsche Bank in connection with the establishment and amendment of the facility.

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

As of December 31, 2012 and 2011, $240,000 and $340,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. As of December 31, 2012, we had incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2012, $225 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.80% per annum as of December 31, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $8,517, $9,155 and $3,881 for the years ended December 31, 2012, 2011 and 2010, respectively, of which $958, $877 and $506, respectively, related to the amortization of deferred financing costs and $18, $0 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We paid $8,143, $7,930 and $2,492 in interest expense for the years ended December 31, 2012, 2011 and 2010, respectively. The average borrowings under the facility for the years ended December 31, 2012, 2011 and 2010 were $368,023, $337,898 and $126,595, respectively, with a weighted average interest rate of 2.05%, 2.45% and 2.67%, respectively.

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

In connection with the facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or us; (e) we cease to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in our or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate. Broad Street was in compliance with the terms of the facility as of December 31, 2012.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Arch Street Credit Facility

On August 29, 2012, Arch Street terminated its TRS with Citibank and entered into the Arch Street credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

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

Arch Street received from Citibank all interest and fees payable in respect of the loans underlying the TRS. Arch Street paid to Citibank interest at a rate equal to one-month LIBOR plus 1.27% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Arch Street either received from Citibank the appreciation in the value of such loan, or paid to Citibank any depreciation in the value of such loan.

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

Upon the termination of the TRS, Arch Street recognized $5,521 of gains, $1,477 of which represented periodic payments due on the TRS.

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

Borrowings under the Arch Street credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date of August 29, 2015. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

In connection with the establishment of the Arch Street credit facility, Arch Street paid $549,300 for a portfolio of debt securities that were previously held by affiliates of Citibank, and we contributed debt securities to Arch Street having an aggregate fair market value of approximately $132,400.

As of December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2012, $3,939 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.30% per annum as of December 31, 2012. Interest is payable quarterly in arrears and commenced August 29, 2012. We recorded interest expense of $4,295 for the year ended December 31, 2012, of which $507 related to the amortization of deferred financing costs and $22 related to commitment fees on the unused portion of the credit facility. We paid $0 in interest expense during the year ended December 31, 2012. The average borrowings under the Arch Street credit facility for the period from August 29, 2012 to December 31, 2012 were $470,962, with a weighted average interest rate of 2.33%.

In connection with the Arch Street credit facility, Arch Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Arch Street or us; (c) the failure of Arch Street to be beneficially owned and controlled by us; (d) the resignation or removal of us as Arch Street’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, the lenders may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Arch Street must pay interest at a default rate. Arch Street was in compliance with the terms of the facility as of December 31, 2012.

Borrowings of Arch Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

JPM Financing

On September 26, 2012, through our two wholly-owned, special-purpose, bankruptcy-remote financing subsidiaries, Locust Street and Race Street, we entered into the September 2012 amendment to our conventional debt financing arrangement with JPM, which was originally entered into on July 21, 2011. The September 2012 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $400,000 to $700,000; (ii) reduced the interest rate payable under the facility from three-month LIBOR plus 3.25% per annum to a fixed rate of 3.25% per annum; and (iii) extended the final repurchase date under the financing arrangement from July 15, 2015 to October 15, 2016. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $1,300,000 to Locust Street pursuant to the Locust Asset Transfer Agreement. Under the Locust Asset Transfer Agreement, as of December 31, 2012, we had sold loans to Locust Street for a purchase price of approximately $736,357, all of which consisted of the issuance to us of equity interests in Locust Street.

The loans held by Locust Street will secure the obligations of Locust Street under the Class A Notes to be issued from time to time by Locust Street to Race Street pursuant to the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued from time to time is $840,000. Principal on the

Class A Notes will be due and payable on the stated maturity date of October 15, 2023. Interest on the Class A Notes accrues at a rate of three-month LIBOR plus a spread of 2.75% per annum. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Pursuant to the Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to FB Advisor. Locust Street was in compliance with the terms of the Indenture as of December 31, 2012.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $840,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $700,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing October 15, 2014, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

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

We may sell from time to time loans in our portfolio having an aggregate market value of approximately $600,000 to Race Street pursuant to the Race Asset Transfer Agreement. The loans purchased by Race Street from us will secure the obligations of Race Street under the JPM Facility. Under the Race Asset Transfer Agreement, as of December 31, 2012, we had sold loans to Race Street for a purchase price of approximately $592,981, all of which consisted of the issuance to us of equity interests in Race Street.

Pursuant to the JPM Facility, Race Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture. Race Street was in compliance with the terms of the JPM Facility as of December 31, 2012.

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

As of December 31, 2012 and 2011, Class A Notes in the aggregate principal amount of $812,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $676,667 and $214,286, respectively. As of December 31, 2012 and 2011, the fair value of investments held by Locust Street was $1,307,933 and $576,830, respectively, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On February 1, 2013, an additional Class A Note in the principal amount of $28,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $23,333. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2012 and 2011, Race Street’s liability under the JPM Facility was $676,667 and $214,286, respectively, plus $4,298 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of December 31, 2012, $279 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% and 3.66% per annum as of December 31, 2012 and 2011, respectively. We recorded interest expense of $14,753 and $2,179 for the years ended December 31, 2012 and 2011, respectively, of which $101 and $45, respectively, related to the amortization of deferred financing costs. We paid $11,648 and $840 in interest expense during the years ended December 31, 2012 and 2011, respectively. The average borrowings under the JPM Facility for the year ended December 31, 2012 and the period from July 21, 2011 to December 31, 2011 were $406,002 and $129,917, respectively, with a weighted average interest rate of 3.61% and 3.66%, respectively.

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

As of December 31, 2012, $235,364 was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2012, $3,292 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.70% per annum as of December 31, 2012. Interest is payable quarterly in arrears and commenced October 15, 2012. We recorded interest expense of $2,662 for the year ended December 31, 2012, of which $469 related to the amortization of deferred financing costs and $205 related to commitment fees on the unused portion of the credit facility. We paid $684 in interest expense during the year ended December 31, 2012. The average borrowings under the Walnut Street credit facility for the period from June 27, 2012 to December 31, 2012 were $139,274, with a weighted average interest rate (including the effect of non-usage fees) of 3.07%.

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

In connection with the Walnut Street credit facility, Walnut Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Walnut Street credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Walnut Street or us; (d) our resignation or removal as collateral manager; (e) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) our failure to have a net asset value of at least $200,000; and (g) the failure of Walnut Street to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Walnut Street credit facility immediately due and payable. During the continuation of an event of default, Walnut Street must pay interest at a default rate. Walnut Street was in compliance with the terms of the Walnut Street credit facility as of December 31, 2012.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2012, 2011 or 2010 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2012, 2011 and 2010:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2010(1)(2)(3)	$0.8728	$21,389
2011(4)(5)	0.9098	86,657
2012(6)(7)	0.8586	197,906

(1)	The amount of the per share distribution for the year ended December 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(6)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(7)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

On January 25, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on January 31, 2013 to stockholders of record on January 30, 2013. On February 25, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on February 28, 2013 to stockholders of record on February 27, 2013. On March 15, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on March 29, 2013 to stockholders of record on March 28, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	144,364	73%	74,663	86%	13,545	63%
Capital gains proceeds from the sale of assets	53,542	27%	11,994	14%	7,844	37%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$197,906	100%	$86,657	100%	$21,389	100%

(1)	During the years ended December 31, 2012, 2011 and 2010, 92%, 90% and 84%, respectively, of our gross investment income was attributable to cash interest earned and 8%, 10% and 16%, respectively, was attributable to non-cash accretion of discount and PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2012, 2011 and 2010 was $180,783, $91,254 and $13,545, respectively. As of December 31, 2012 and 2011, we had $53,010 and $16,591, respectively, of undistributed net investment income on a tax basis. Our net investment income on a tax basis for the year ended December 31, 2011 and undistributed net investment income on a tax basis as of December 31, 2011 were adjusted following the filing of our 2011 tax return in September 2012. The adjustment was due primarily to the fact that tax-basis income we received during the year ended December 31, 2011 exceeded GAAP-basis income with respect to collateralized securities held in our investment portfolio during such period. The tax notices for the collateralized securities were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2011.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of our operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the amount by which tax-basis income has exceeded or is expected to exceed GAAP-basis income with respect to certain collateralized securities, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
GAAP-basis net investment income	$133,907	$71,364	$9,392
Tax-basis amortization of organization costs	(43)	(43)	(43)
Tax accretion of discount on investments	—	4,035	133
Reversal of incentive fee accrual on unrealized gains	27,960	(4,063)	4,063
Taxable income adjustment on collateralized securities	5,825	14,446	—
Tax-basis net investment income portion of total return swap payments	12,356	5,169	—
Accretion of discount on total return swap	778	346	—

Tax-basis net investment income	$180,783	$91,254	$13,545

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the years ended December 31, 2012 and 2011, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $13,480 and $9,385, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 and $9,385, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

The following table reflects the stock distributions per share that we have declared on our common stock through December 31, 2012:

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

As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2012	2011
Distributable ordinary income	$53,010	$16,591
Incentive fee accrual on unrealized gains	(27,960)	—
Unamortized organization costs	(472)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	89,082	(34,709)

	$113,660	$(18,633)

(1)	As of December 31, 2012 and 2011, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency was $119,650 and $13,323 respectively. As of December 31, 2012 and 2011, the gross unrealized depreciation on our investments and total return swap and loss on foreign currency was $30,568 and $48,032, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $3,845,515 and $1,876,725 as of December 31, 2012 and 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $89,082 and $(34,709) as of December 31, 2012 and 2011, respectively. We terminated the TRS on August 29, 2012.

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

Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly-issued and purchased near December 31, 2012, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value.

Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, all of which were newly-issued and purchased near December 31, 2011, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. We valued our TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to us for review and testing. Our valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, which was terminated on August 29, 2012, see “—Financial Condition, Liquidity and Capital Resources—Arch Street Credit Facility.”

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains during operations prior to our liquidation is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. During the year ended December 31, 2011, we paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, we accrued capital gains incentive fees of $5,459 based on the performance of our portfolio, of which $4,063 was based on unrealized gains and $1,396 was based on realized gains.

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a

“catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital.

During the three months ended December 31, 2012, we accrued a subordinated incentive fee on income of $13,393 based upon the performance of our portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, a subordinated incentive fee on income of $13,393 was payable to FB Advisor. We did not accrue any subordinated incentive fee on income during the years ended December 31, 2011 and 2010.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) incentive fees based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2012, 2011 and 2010, we incurred $68,059, $27,791 and $7,900, respectively, in base management fees and $5,297, $2,625 and $924, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended December 31, 2012, we accrued a subordinated incentive fee on income of $13,393 based upon the performance of our portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, a subordinated incentive fee on income of $13,393 was payable to FB Advisor. We did not accrue any subordinated incentive fee on income during the years ended December 31, 2011 and 2010. During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the year ended December 31, 2011, we paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, we accrued capital gains incentive fees of $5,459 based on the performance of our portfolio, of which $4,063 was based on unrealized gains and $1,396 was based on realized gains.

As of December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015. As of December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 22, 2013. As of December 31, 2012, Race Street had sold $812,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $676,667. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. As of December 31, 2012, $235,364 was outstanding under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017. A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility at December 31, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$497,682	—	$497,682	—	—
Borrowings of Broad Street(2)	$240,000	$240,000	—	—	—
Borrowings of Race Street(3)	$676,667	$676,667	—	—	—
Borrowings of Walnut Street(4)	$235,364	—	—	$235,364	—

(1)	At December 31, 2012, $52,318 remained unused under the Arch Street credit facility.

(2)	At December 31, 2012, no amounts remained unused under the Broad Street credit facility.

(3)	At December 31, 2012, $23,333 remained unused under the JPM Facility.

(4)	At December 31, 2012, $14,636 remained unused under the Walnut Street credit facility.

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

Related Party Transactions

Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 8.0% hurdle rate, and 20.0% of net realized capital gains, if applicable.

We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. Management fees are paid on a quarterly basis in arrears. During the years ended December 31, 2012, 2011 and 2010, we accrued $68,059, $27,791 and $7,900, respectively, in base management fees payable to FB Advisor. We paid $56,124, $21,517 and $5,039, respectively, of these fees during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, $21,507 in base management fees were payable to FB Advisor.

The subordinated incentive fee on income is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. During the three months ended December 31, 2012, we accrued a subordinated incentive fee on income of $13,393 based upon the performance of our portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, $13,393 was payable to FB Advisor in respect of the subordinated incentive fee on income. We did not accrue any subordinated incentive fee on income during the years ended December 31, 2011 and 2010.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the year ended December 31, 2011, we paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, we accrued capital gains incentive fees of $5,459 based on the performance of our portfolio, of which $4,063 was based on unrealized gains and $1,396 was based on realized gains.

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

During the years ended December 31, 2012, 2011 and 2010, we incurred administrative services expenses of $5,297, $2,625 and $924, respectively, attributable to FB Advisor, of which $4,772, $2,501 and $908, respectively, related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $4,504, $2,781 and $710, respectively, for the services rendered under this arrangement during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there was $947 in administrative services expense payable to FB Advisor.

Franklin Square Holdings funded offering costs and other expenses in the amount of $1,125 for the year ended December 31, 2010. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the other expenses were charged to expense as incurred. All offering costs for the years ended December 31, 2012 and 2011 have been funded directly by us. We did not incur any organization costs during the years ended December 31, 2012, 2011 and 2010.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. During the years ended December 31, 2012, 2011 and 2010, FS2 retained $15,842, $22,109 and $5,435, respectively, for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, we satisfied the minimum offering requirement. We paid total reimbursements of $0, $641 and $1,678 to FB Advisor and its affiliates during the years ended December 31, 2012, 2011 and 2010, respectively. The reimbursements are recorded as a reduction of capital. As of December 31, 2012, no amounts remain reimbursable to FB Advisor and its affiliates under this arrangement.

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

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement was designed to ensure that no portion of our distributions would represent a return of capital for our stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses. Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. During the years ended December 31, 2012, 2011 and 2010, no such reimbursements were required from Franklin Square Holdings. See “—Overview—Expenses” for a detailed discussion of the expense reimbursement agreement.

Recent Developments

On March 22, 2013, Broad Street, Deutsche Bank and the other lenders party thereto entered into an amendment to the Broad Street credit facility which extended the maturity date of the Broad Street credit facility to December 22, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, 69.4% of our portfolio investments (based on fair value) paid variable interest rates, 28.3% paid fixed interest rates and the remainder (2.3%) were non-income producing. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$(921)	$(2,632)	$1,711	0.5%
Current LIBOR	—	—	—	—
Up 100 basis points	4,084	8,774	$(4,690)	(1.3%)
Up 300 basis points	53,569	26,322	$27,247	7.7%
Up 500 basis points	106,125	43,870	$62,255	17.5%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2012, 2011 and 2010, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 28, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2013 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

As explained in Note 7 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at approximately $3,934,722,000 (156.7% of net assets) and approximately $1,844,358,000 (123.1% of net assets) as of December 31, 2012 and 2011, respectively, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 28, 2013

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments, at fair value (amortized cost—$3,825,244 and $1,862,279, respectively)	$3,934,722	$1,844,358
Cash	338,895	210,714
Due from counterparty	—	69,684
Receivable for investments sold and repaid	20,160	1,404
Interest receivable	44,711	16,535
Deferred financing costs	7,735	551
Receivable due on total return swap(1)	—	548
Prepaid expenses and other assets	530	431

Total assets	$4,346,753	$2,144,225

Liabilities
Unrealized depreciation on total return swap(1)	$—	$1,996
Payable for investments purchased	79,420	64,367
Credit facilities payable	973,046	340,000
Repurchase agreement payable(2)	676,667	214,286
Stockholder distributions payable	17,003	10,543
Management fees payable	21,507	9,572
Accrued capital gains incentive fee(3)	39,751	—
Subordinated income incentive fee payable(3)	13,393	—
Administrative services expense payable	947	154
Interest payable	10,242	2,525
Other accrued expenses and liabilities	3,039	1,890

Total liabilities	1,835,015	645,333

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 251,890,821 and 160,390,540 shares issued and outstanding, respectively	252	160
Capital in excess of par value	2,397,826	1,517,365
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(4)	—	—
Accumulated undistributed (distributions in excess of) net investment income(4)	4,307	1,284
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	109,353	(19,917)

Total stockholders’ equity	2,511,738	1,498,892

Total liabilities and stockholders’ equity	$4,346,753	$2,144,225

Net asset value per share of common stock at year end	$9.97	$9.35

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(2)	See Note 11 for a discussion of the Company’s repurchase transaction.

(3)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains and subordinated income incentive fees.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Investment Income
Interest income	$287,875	$108,770	$29,087
Fee income	15,291	6,714	1,583
Dividend income	56	—	—

Total investment income	303,222	115,484	30,670

Operating expenses
Management fees	68,059	27,791	7,900
Capitals gains incentive fees(1)	39,751	(4,063)	5,459
Subordinated income incentive fees(1)	13,393	—	—
Administrative services expenses	5,297	2,625	924
Stock transfer agent fees	3,641	2,028	890
Accounting and administrative fees	1,495	878	568
Interest expense	30,227	11,334	3,881
Other general and administrative expenses	7,452	3,527	1,656

Total operating expenses	169,315	44,120	21,278

Net investment income	133,907	71,364	9,392

Realized and unrealized gain/loss
Net realized gain (loss) on investments	47,008	14,920	9,081
Net realized gain (loss) on total return swap(2)	19,607	5,169	—
Net realized gain (loss) on foreign currency	407	—	—
Net change in unrealized appreciation (depreciation) on investments	127,399	(35,987)	9,809
Net change in unrealized appreciation (depreciation) on total return swap(2)	1,996	(1,996)	—
Net change in unrealized gain (loss) on foreign currency	(125)	—	(18)

Total net realized and unrealized gain/loss on investments	196,292	(17,894)	18,872

Net increase (decrease) in net assets resulting from operations	$330,199	$53,470	$28,264

Per share information—basic and diluted(3)
Net increase (decrease) in net assets resulting from operations	$1.45	$0.57	$1.21

Weighted average shares outstanding	227,578,967	93,372,289	23,283,593

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains and subordinated income incentive fees.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(3)	As discussed in Note 5, the Company paid a 2.5% stock distribution in January 2010. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations for the year ended December 31, 2010 is based on the weighted average shares outstanding during the period and reflects this stock distribution on a retroactive basis.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operations
Net investment income (loss)	$133,907	$71,364	$9,392
Net realized gain (loss) on investments, total return swap and foreign currency(1)	67,022	20,089	9,081
Net change in unrealized appreciation (depreciation) on investments	127,399	(35,987)	9,809
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,996	(1,996)	—
Net change in unrealized gain (loss) on foreign currency	(125)	—	(18)

Net increase (decrease) in net assets resulting from operations	330,199	53,470	28,264

Stockholder distributions(2)
Distributions from net investment income	(144,364)	(74,663)	(13,545)
Distributions from net realized gain on investments	(53,542)	(11,994)	(7,844)

Net decrease in net assets resulting from stockholder distributions	(197,906)	(86,657)	(21,389)

Capital share transactions
Issuance of common stock	803,348	1,116,691	285,916
Reinvestment of stockholder distributions	98,763	37,241	8,252
Repurchases of common stock	(18,324)	(4,416)	(2,143)
Offering costs	(3,234)	(6,669)	(1,671)
Reimbursement of investment adviser(3)	—	—	(2,319)
Capital contributions of investment adviser	—	—	1,125

Net increase in net assets resulting from capital share transactions	880,553	1,142,847	289,160

Total increase in net assets	1,012,846	1,109,660	296,035
Net assets at beginning of year	1,498,892	389,232	93,197

Net assets at end of year	$2,511,738	$1,498,892	$389,232

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$330,199	$53,470	$28,264
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(3,863,334)	(1,978,499)	(849,242)
Paid-in-kind interest	(3,252)	(1,330)	(103)
Proceeds from sales and repayments of investments	1,971,447	858,661	240,054
Net realized (gain) loss on investments	(47,008)	(14,920)	(9,081)
Net change in unrealized (appreciation) depreciation on investments	(127,399)	35,987	(9,809)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,996)	1,996	—
Net change in unrealized (gain) loss on foreign currency	—	—	18
Accretion of discount	(20,818)	(10,677)	(4,825)
Amortization of deferred financing costs	2,035	922	506
(Increase) decrease in due from counterparty	69,684	(69,684)	—
(Increase) decrease in receivable for investments sold and repaid	(18,756)	3,758	(5,147)
(Increase) decrease in interest receivable	(28,176)	(12,903)	(3,230)
(Increase) decrease in receivable due on total return swap(1)	548	(548)	—
(Increase) decrease in prepaid expenses and other assets	(99)	(425)	4
Increase (decrease) in payable for investments purchased	15,053	(17,433)	66,434
Increase (decrease) in management fees payable	11,935	6,274	2,861
Increase (decrease) in accrued capital gains incentive fee	39,751	(5,459)	5,286
Increase (decrease) in subordinated income incentive fee payable	13,393	—	—
Increase (decrease) in administrative services expense payable	793	(156)	214
Increase (decrease) in interest payable	7,717	1,642	883
Increase (decrease) in other accrued expenses and liabilities	1,149	1,265	442

Net cash used in operating activities	(1,647,134)	(1,148,059)	(536,471)

Cash flows from financing activities
Issuance of common stock	803,348	1,116,691	285,916
Reinvestment of stockholder distributions	98,763	37,241	8,252
Repurchases of common stock	(18,324)	(4,416)	(2,143)
Offering costs	(3,234)	(6,669)	(1,671)
Payments to investment adviser for offering and organization costs(2)	—	(641)	(1,678)
Capital contributions of investment adviser	—	—	1,125
Stockholder distributions	(191,446)	(78,670)	(19,449)
Borrowings under credit facilities(3)	773,046	42,799	297,201
Repayments of credit facilities(3)	(140,000)	—	—
Borrowings under repurchase agreement(4)	462,381	214,286	—
Deferred financing costs paid	(9,219)	(638)	(1,327)

Net cash provided by financing activities	1,775,315	1,319,983	566,226

Total increase (decrease) in cash	128,181	171,924	29,755
Cash at beginning of year	210,714	38,790	9,035

Cash at end of year	$338,895	$210,714	$38,790

Non-cash financing activities
Payable to investment adviser for offering and organization costs(2)	$—	$—	$641

Supplemental disclosure
Local and excise taxes paid	$761	$—	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on August 29, 2012.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(3)	See Notes 8, 10 and 12 for a discussion of the Company’s credit facilities. During the year ended December 31, 2012, the Company paid $8,827 in interest expense on the credit facilities.

(4)	See Note 11 for a discussion of the Company’s repurchase transaction. During the year ended December 31, 2012, the Company paid $11,648 in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—77.5%
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(f)(h)(j)	Capital Goods	$53,350	$52,456	$54,150
AccentCare, Inc., L+500, 1.5% LIBOR Floor, 12/22/16(d)	Health Care Equipment & Services	2,017	1,828	1,573
Advantage Sales & Marketing Inc., L+375, 1.5% LIBOR Floor, 12/18/17(d)	Commercial & Professional Services	4,550	4,544	4,592
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/25/15(f)	Telecommunication Services	3,685	3,677	3,702
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/28/19(d)(f)	Diversified Financials	9,950	9,878	10,092
Alkermes, Inc., L+350, 1.0% LIBOR Floor, 9/18/19(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	4,200	4,159	4,247
Allied Security Holdings, LLC, L+400, 1.3% LIBOR Floor, 2/3/17(d)	Commercial & Professional Services	3,851	3,833	3,880
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/20/15(d)(e)	Commercial & Professional Services	5,121	5,115	5,125
Amaya Holdings Corp., L+775, 1.3% LIBOR Floor, 11/5/15(d)(h)	Consumer Services	25,000	24,642	25,000
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(f)(h)	Consumer Durables & Apparel	43,400	42,486	44,051
American Racing and Entertainment, LLC Term Loan A, L+700, 6/30/14(f)	Consumer Services	14,500	14,500	14,500
American Racing and Entertainment, LLC Term Loan B, 9.0%, 6/30/14(f)	Consumer Services	7,750	7,750	7,789
American Racing and Entertainment, LLC Term Loan C, 9.0%, 6/30/14(f)	Consumer Services	750	750	754
Applied Systems, Inc., L+400, 1.5% LIBOR Floor, 12/8/16(d)	Software & Services	3,506	3,490	3,536
Ardent Medical Services, Inc., L+500, 1.5% LIBOR Floor, 9/15/15(d)(e)	Health Care Equipment & Services	13,248	13,164	13,314
Ardent Medical Services, Inc., L+525, 1.5% LIBOR Floor, 5/23/18(d)(e)(i)	Health Care Equipment & Services	8,488	8,403	8,589
Aspect Software, Inc., L+525, 1.8% LIBOR Floor, 5/6/16(d)	Software & Services	6,765	6,581	6,824
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17(d)(e)	Software & Services	11,421	11,213	11,547
Avaya Inc., L+275, 10/24/14(d)	Technology Hardware & Equipment	1,973	1,944	1,939
Avaya Inc., L+450, 10/26/17(d)(e)	Technology Hardware & Equipment	9,012	8,208	7,976
AZ Chem U.S. Inc., L+575, 1.5% LIBOR Floor, 12/22/17(h)(i)	Materials	4,545	4,451	4,611
Barbri, Inc., L+450, 1.5% LIBOR Floor, 6/16/17(d)	Consumer Services	3,227	3,219	3,233
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17(f)	Media	2,889	2,816	2,917
BBB Industries, LLC, L+450, 2.0% LIBOR Floor, 6/27/14(f)	Automobiles & Components	8,025	7,993	7,945
BJ’s Wholesale Club, Inc., L+450, 1.3% LIBOR Floor, 9/26/19(d)(e)	Food & Staples Retailing	14,000	13,864	14,204
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(f)(h)	Software & Services	18,307	17,142	18,536
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)(h)	Energy	24,688	23,971	24,379
Brasa (Holdings) Inc., L+625, 1.3% LIBOR Floor, 7/19/19(d)	Consumer Services	5,819	5,749	5,877
Bushnell Inc., L+425, 1.5% LIBOR Floor, 8/24/15(d)	Consumer Durables & Apparel	7,581	7,342	7,584
Caesars Entertainment Operating Co., L+425, 1/26/18(d)(e)(f)(j)	Consumer Services	19,166	16,718	16,624
Cannery Casino Resorts, LLC, L+475, 1.3% LIBOR Floor, 10/2/18(d)	Consumer Services	3,990	3,951	4,008
Capital Vision Services, LLC, Prime+625, 1.3% PRIME Floor, 12/3/17(f)(h)	Health Care Equipment & Services	17,196	17,196	17,196
Capital Vision Services, LLC, L+100, 12/3/17	Health Care Equipment & Services	2,804	2,804	2,804
CCM Merger, Inc., L+475, 1.3% LIBOR Floor, 3/1/17(d)	Consumer Services	4,746	4,694	4,766
Cengage Learning Acquisitions, Inc., L+225, 7/3/14(d)(i)	Consumer Durables & Apparel	3,117	2,618	2,471
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)(f)(h)	Automobiles & Components	22,444	21,726	22,952
Citgo Petroleum Corp., L+600, 2.0% LIBOR Floor, 6/24/15(e)(j)	Energy	3,036	3,066	3,062
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/23/17(e)(f)(j)	Energy	7,661	7,643	7,779
Clear Channel Communications, Inc., L+365, 1/29/16(d)(e)(f)(i)	Media	27,557	22,354	22,842
Collective Brands Finance, Inc., L+600, 1.3% LIBOR Floor, 10/9/19(f)	Consumer Durables & Apparel	10,820	10,662	10,968
CompuCom Systems, Inc., L+525, 1.3% LIBOR Floor, 10/4/18(d)	Software & Services	3,448	3,415	3,472
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19(d)(e)	Consumer Durables & Apparel	13,065	13,001	13,187
Corel Corp., L+700, 5/2/14(d)(j)	Software & Services	9,400	9,352	9,447
Corner Investment PropCo, LLC, L+975, 1.3% LIBOR Floor, 11/1/19(d)(f)(j)	Consumer Services	24,000	23,532	23,730
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(f)	Energy	16,689	16,603	17,050
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 10/29/18(h)	Capital Goods	6,825	6,690	6,927
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18(h)	Capital Goods	3,094	3,033	3,140
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18(d)	Food, Beverage & Tobacco	2,876	2,832	2,886
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18(d)(f)	Health Care Equipment & Services	8,542	8,021	8,037
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(f)	Energy	6,096	6,225	6,393
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/19/13(g)	Consumer Durables & Apparel	7,232	7,181	7,252
Education Management LLC, L+400, 6/1/16(f)(j)	Consumer Services	3,978	3,233	3,257
Education Management LLC, L+700, 1.3% LIBOR Floor, 3/29/18(e)(j)	Consumer Services	15,870	15,796	13,271
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/16(f)	Capital Goods	235	218	236
Electrical Components International, Inc., L+525, 1.5% LIBOR Floor, 2/4/17(g)	Capital Goods	3,573	3,295	3,582
EquiPower Resources Holdings, LLC, L+425, 1.3% LIBOR Floor, 12/21/18(d)	Utilities	4,975	4,996	5,054
ERC Ireland Holdings Ltd., EURIBOR+300, 1.0% PIK, 9/30/17(i)(j)	Telecommunication Services	€11,173	10,733	11,896
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18(d)(f)(h)	Food & Staples Retailing	$25,325	25,037	25,578
Flanders Corp., L+950, 1.5% LIBOR Floor, 5/16/18(f)(h)	Capital Goods	38,993	38,104	39,188

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Fleetgistics Holdings, Inc., L+588, 2.0% LIBOR Floor, 3/23/15(f)	Transportation	$2,026	$2,011	$1,783
Flexera Software, Inc., L+625, 1.3% LIBOR Floor, 9/29/17(d)	Software & Services	2,925	2,923	2,948
Florida Gaming Centers, Inc., 15.8%, 4/25/16(f)	Consumer Services	12,517	12,343	12,455
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17(d)	Automobiles & Components	1,990	1,952	1,992
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	3,073	3,080	3,111
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	880	882	891
Generac Power Systems, Inc., L+500, 1.3% LIBOR Floor, 5/30/18(d)(j)	Capital Goods	3,563	3,630	3,653
Generic Drug Holdings, Inc., L+475, 1.3% LIBOR Floor, 9/28/19(d)	Retailing	2,728	2,701	2,753
Genesys Telecom Holdings, U.S., Inc., L+525, 1.5% LIBOR Floor, 1/31/19(d)	Telecommunication Services	1,711	1,724	1,730
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18(d)	Consumer Durables & Apparel	3,702	3,477	3,420
Halifax Media Holdings LLC, L+1050, 0.8% LIBOR Floor, 6/30/16(f)(h)	Media	16,068	15,748	15,907
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18(d)	Diversified Financials	2,730	2,717	2,750
Harbor Freight Tools USA, Inc., L+425, 1.3% LIBOR Floor, 11/14/17(d)	Consumer Durables & Apparel	4,365	4,364	4,424
HarbourVest Partners L.P., L+375, 1.0% LIBOR Floor, 11/21/17(d)	Diversified Financials	5,752	5,724	5,781
Harland Clarke Holdings Corp., L+250, 6/30/14(f)	Commercial & Professional Services	6,334	5,741	6,135
Hawaiian Telcom Communications, Inc., L+575, 1.3% LIBOR Floor, 2/28/17(d)(f)(h)	Telecommunication Services	16,979	16,864	17,335
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)(e)	Capital Goods	11,333	11,275	11,475
Hyland Software, Inc., L+425, 1.3% LIBOR Floor, 10/25/19(d)	Software & Services	4,918	4,918	4,939
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18(d)	Health Care Equipment & Services	1,453	1,427	1,459
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17(d)	Pharmaceuticals, Biotechnology & Life Sciences	3,967	3,948	3,992
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18(d)(h)	Capital Goods	10,131	9,941	10,038
Immucor, Inc., L+450, 1.3% LIBOR Floor, 8/17/18(d)	Health Care Equipment & Services	3,873	3,882	3,929
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(d)(f)	Health Care Equipment & Services	16,788	16,522	16,913
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(d)(e)(f)(j)	Materials	18,914	18,713	19,145
Infogroup Inc., L+425, 1.5% LIBOR Floor, 5/25/18(d)	Software & Services	3,338	2,940	3,004
Insight Equity A.P. X, L.P., L+850, 1.0% LIBOR Floor, 10/26/18(f)(g)(h)	Household & Personal Products	65,000	63,736	65,000
Intelsat Jackson Holdings SA, L+325, 1.3% LIBOR Floor, 4/2/18(d)(j)	Telecommunication Services	2,963	2,962	2,993
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(f)(j)	Software & Services	1,033	938	1,034
inVentiv Health, Inc., L+500, 1.5% LIBOR Floor, 8/4/16(d)	Health Care Equipment & Services	1,066	997	1,040
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(e)	Health Care Equipment & Services	2,725	2,704	2,671
Ipreo Holdings LLC, L+525, 1.3% LIBOR Floor, 8/7/17(d)(f)	Software & Services	8,968	8,861	9,024
Jason Inc. (TLA), L+625, 2.0% LIBOR Floor, 9/21/14(g)	Capital Goods	2,403	2,395	2,399
Jason Inc. (TLB), L+625, 2.0% LIBOR Floor, 9/21/14(g)	Capital Goods	971	968	973
JHCI Acquisition, Inc., L+250, 6/19/14(d)	Transportation	2,304	2,192	2,070
KIK Custom Products Inc., L+225, 6/2/14(e)(j)	Household & Personal Products	10,274	9,693	9,657
Kronos Inc., L+425, 1.3% LIBOR Floor, 10/25/19(d)	Commercial & Professional Services	4,500	4,478	4,560
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17(e)(f)	Energy	8,697	8,445	8,686
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(f)(j)	Software & Services	12,105	11,241	11,076
Leading Edge Aviation Services, Inc., L+850, 1.5% LIBOR Floor, 4/5/18(d)(g)(h)	Capital Goods	36,301	35,651	35,212
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/3/16(f)	Telecommunication Services	5,169	5,117	5,159
MMM Holdings, Inc., L+825, 1.5% LIBOR Floor, 12/12/17	Health Care Equipment & Services	13,509	13,240	13,527
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/7/18(d)(j)	Media	3,045	3,016	3,054
MSO of Puerto Rico, Inc., L+825, 1.5% LIBOR Floor, 12/12/17	Health Care Equipment & Services	9,825	9,629	9,838
National Mentor Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/17(d)	Health Care Equipment & Services	7,980	7,980	7,985
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18(d)	Health Care Equipment & Services	4,764	4,774	4,835
Natural Products Group, LLC, Prime+600, 4.0% PRIME Floor, 3/5/15(g)	Household & Personal Products	1,325	1,266	1,272
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(f)(h)(j)	Capital Goods	20,944	20,891	21,082
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(d)(e)(g)(h)(j)	Capital Goods	31,573	30,815	31,635
NCO Group, Inc., L+675, 1.3% LIBOR Floor, 4/3/18(e)(h)	Software & Services	19,807	19,448	19,900
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/17/17	Capital Goods	3,990	3,912	3,926
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17(d)(f)	Health Care Equipment & Services	19,042	18,869	18,613
Nuveen Investments, Inc., L+550, 5/13/17(d)	Diversified Financials	9,000	9,004	9,055
NXP BV, L+425, 1.3% LIBOR Floor, 3/3/17(d)(j)	Semiconductors & Semiconductor Equipment	2,351	2,375	2,402
On Assignment, Inc., L+375, 1.3% LIBOR Floor, 5/15/19(d)(j)	Commercial & Professional Services	2,992	2,976	3,033
Onex Carestream Finance L.P., L+350, 1.5% LIBOR Floor, 2/25/17(d)(j)	Health Care Equipment & Services	1,419	1,383	1,416
Orbitz Worldwide, Inc., L+300, 7/25/14(d)(j)	Retailing	4,216	4,058	4,056
Ozburn-Hessey Holding Co., LLC, L+625, 2.0% LIBOR Floor, 4/8/16(d)(f)	Transportation	5,650	5,446	5,650
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/13/18(d)	Energy	9,273	9,192	9,435
Panda Temple Power, LLC (TLA), L+700, 1.5% LIBOR Floor, 7/17/18(f)	Energy	3,000	3,000	3,045
Party City Holdings Inc., L+450, 1.3% LIBOR Floor, 7/26/19(d)(e)(f)	Retailing	16,593	16,513	16,809
Patheon Inc., L+600, 1.3% LIBOR Floor, 12/6/18(d)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	10,259	9,951	10,259

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Pelican Products, Inc., L+550, 1.5% LIBOR Floor, 7/11/18(d)	Capital Goods	$2,972	$2,944	$2,954
Peninsula Gaming LLC, L+450, 1.3% LIBOR Floor, 8/3/17(f)(j)	Consumer Services	4,605	4,562	4,671
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Health Care Equipment & Services	8,967	8,890	9,126
Pharmaceutical Research Associates, Inc., L+525, 1.3% LIBOR Floor, 11/27/18(d)(i)	Health Care Equipment & Services	5,833	5,775	5,841
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/23/17(d)(j)	Materials	6,833	6,714	6,944
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17(d)(f)(g)(h)	Software & Services	15,302	15,231	15,455
Princeton Review, Inc., L+550, 1.5% LIBOR Floor, 12/7/14(g)	Consumer Services	1,113	1,022	990
Property Data (U.S.) I, Inc., L+550, 1.5% LIBOR Floor, 1/4/17(f)	Software & Services	4,295	4,251	4,303
Protection One, Inc., L+450, 1.3% LIBOR Floor, 3/21/19(d)	Consumer Services	2,544	2,551	2,580
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18(d)	Capital Goods	4,976	4,965	4,989
RBS Holding Co. LLC, Prime+600, 3/23/17(d)	Commercial & Professional Services	9,825	6,065	3,635
RBS Worldpay, Inc., L+400, 1.3% LIBOR Floor, 11/30/17(d)	Software & Services	1,522	1,524	1,534
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/16/16(d)(j)	Automobiles & Components	1,923	1,861	1,940
Reynolds Group Holdings, Inc., L+375, 1.0% LIBOR Floor, 9/28/18(d)(j)	Consumer Durables & Apparel	4,293	4,293	4,349
Rocket Software, Inc., L+450, 1.3% LIBOR Floor, 2/8/18(d)	Software & Services	6,630	6,636	6,673
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(d)(j)	Food & Staples Retailing	2,776	2,648	2,619
Sabre Inc., L+575, 12/29/17(d)	Consumer Services	1,487	1,471	1,500
Sabre Inc., L+600, 1.3% LIBOR Floor, 12/29/17(e)	Consumer Services	4,978	4,931	5,052
Safariland, LLC, L+925, 1.5% LIBOR Floor, 7/27/18(d)(f)(h)	Capital Goods	45,243	44,392	46,601
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(d)(f)	Consumer Services	6,530	6,497	6,505
Shell Topco L.P., L+750, 1.5% LIBOR Floor, 9/28/18(d)(h)	Energy	33,000	32,524	33,000
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 9/14/19(e)	Energy	5,224	5,173	5,279
Shield Finance Co. Sarl, L+525, 1.3% LIBOR Floor, 5/10/19(f)(j)	Software & Services	10,974	10,822	11,002
Sirius Computer Solutions, Inc., L+575, 1.3% LIBOR Floor, 11/30/18(d)(i)	Software & Services	9,808	9,710	9,900
Sitel, LLC, L+675, 1/30/17(e)	Telecommunication Services	5,966	5,743	5,951
Six3 Systems, Inc., L+575, 1.3% LIBOR Floor, 10/4/19(d)	Software & Services	4,674	4,629	4,674
Smarte Carte, Inc., L+650, 1.3% LIBOR Floor, 11/30/17(d)(f)(h)	Commercial & Professional Services	61,000	60,288	61,000
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Health Care Equipment & Services	13,717	13,308	12,962
Sophia, L.P., L+500, 1.3% LIBOR Floor, 7/19/18(d)(e)(f)	Software & Services	13,966	13,880	14,165
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)(e)(f)(h)	Telecommunication Services	50,402	49,586	49,609
Spansion LLC, L+350, 1.3% LIBOR Floor, 2/9/15(e)(j)	Semiconductors & Semiconductor Equipment	6,369	6,285	6,418
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)(e)(f)	Consumer Durables & Apparel	22,418	22,234	22,615
Sprouts Farmers Markets Holdings, LLC, L+475, 4/18/16	Food & Staples Retailing	5,250	5,250	5,001
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18(d)	Food & Staples Retailing	4,803	4,746	4,861
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)(f)	Software & Services	21,624	20,910	20,489
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	5,923	5,860	5,949
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)(f)(h)	Health Care Equipment & Services	14,693	14,473	14,620
Swiss Watch International, Inc., L+725, 1.3% LIBOR Floor, 11/8/18(d)(f)(h)	Consumer Durables & Apparel	50,000	49,022	50,000
Technicolor SA, EURIBOR+500, 2.0% EURIBOR Floor, 5/26/16(j)	Media	€2,345	2,770	3,080
Technicolor SA, EURIBOR+600, 2.0% EURIBOR Floor, 5/26/17(j)	Media	€6,279	7,402	8,249
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(g)(j)	Media	$1,659	1,507	1,651
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(g)(j)	Media	4,376	3,967	4,357
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)(e)(f)(g)(i)	Utilities	76,891	56,163	58,221
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(g)	Utilities	38,867	26,875	25,992
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/14/18(d)(e)(j)	Capital Goods	8,956	8,709	9,045
Titlemax, Inc., L+850, 1.5% LIBOR Floor, 6/15/15(f)(h)	Diversified Financials	25,000	24,790	25,500
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17(d)(f)	Energy	9,900	9,667	10,032
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(d)	Consumer Durables & Apparel	6,928	6,830	6,945
Toys “R” Us-Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16(d)(e)	Consumer Durables & Apparel	3,842	3,843	3,729
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16(d)	Consumer Services	7,836	7,746	7,836
Travelport LLC, L+475, 8/21/15(e)(f)(g)	Consumer Services	15,682	14,327	15,143
U.S. Security Associates Holdings, Inc., L+475, 1.3% LIBOR Floor, 7/28/17(d)	Commercial & Professional Services	3,959	3,958	3,985
Unifrax I LLC, L+500, 1.5% LIBOR Floor, 11/28/18(e)(f)	Capital Goods	13,958	13,707	14,145
United Surgical Partners International Inc., L+475, 1.3% LIBOR Floor, 4/3/19(d)	Health Care Equipment & Services	4,374	4,372	4,418
Univar Inc., L+350, 1.5% LIBOR Floor, 6/30/17(e)	Materials	6,509	6,509	6,500
Univision Communications Inc., L+425, 3/31/17(e)(f)	Media	9,593	8,591	9,454
Virtual Radiologic Corp., Prime+450, 12/22/16(g)	Health Care Equipment & Services	3,528	3,468	3,105
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 7/22/16(d)	Software & Services	6,800	6,753	6,787
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/4/16(f)(h)	Materials	55,055	54,173	55,056
Wall Street Systems Holdings, Inc., L+450, 1.3% LIBOR Floor, 10/24/19(d)	Software & Services	5,000	4,926	5,013
WASH Multifamily Laundry Systems, LLC, Prime+375, 8/28/14(g)	Commercial & Professional Services	3,830	3,803	3,825

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
West Corp., L+450, 1.3% LIBOR Floor, 6/29/18(d)	Software & Services	$7,297	$7,245	$7,422
Wide Open West Finance LLC, L+500, 1.3% LIBOR Floor, 7/17/18(d)	Media	6,219	6,211	6,299
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(h)(j)	Energy	6,705	6,635	6,721
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17(d)	Capital Goods	3,558	3,554	3,638
Woodstream Corp., L+350, 8/31/14(f)	Household & Personal Products	705	665	673
Woodstream Corp., Prime+375, 8/31/14(g)	Household & Personal Products	1,530	1,508	1,522

Total Senior Secured Loans—First Lien			1,929,800	1,959,963
Unfunded Loan Commitments			(14,804)	(14,804)

Net Senior Secured Loans—First Lien			1,914,996	1,945,159

Senior Secured Loans—Second Lien—30.4%
Advance Pierre Foods, Inc., L+825, 1.3% LIBOR Floor, 10/10/17(e)(f)(g)	Food & Staples Retailing	25,556	25,133	26,075
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18(e)(f)	Commercial & Professional Services	20,314	20,363	20,466
Affordable Care, Inc., Prime+825, 12/26/19(d)(e)(f)(g)(h)	Health Care Equipment & Services	40,000	39,401	39,400
AlixPartners, LLP, L+925, 1.5% LIBOR Floor, 12/27/19(e)	Diversified Financials	15,000	14,570	15,197
Alliance Laundry Systems LLC, L+825, 1.3% LIBOR Floor, 12/10/19(d)(e)	Capital Goods	4,919	4,870	4,987
American Racing and Entertainment, LLC, 12.0%, 7/2/18(g)	Consumer Services	16,800	16,227	16,632
AssuraMed Holding, Inc., L+800, 1.3% LIBOR Floor, 4/24/20(f)	Health Care Equipment & Services	10,000	9,803	10,137
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)(e)	Insurance	12,229	12,179	12,623
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(e)(f)	Software & Services	29,000	28,145	28,608
Audio Visual Services Group, Inc., L+900, 1.3% LIBOR Floor, 4/30/19(d)(f)(g)	Technology Hardware & Equipment	52,885	51,845	52,224
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 3/26/20(e)(f)	Food & Staples Retailing	8,298	8,217	8,547
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(f)(g)	Software & Services	22,000	20,107	21,197
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/18/17(g)	Software & Services	9,000	9,021	8,533
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(f)	Consumer Services	17,391	16,731	17,652
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(e)	Energy	7,756	7,660	7,815
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(d)	Capital Goods	6,207	6,090	6,340
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19(g)	Consumer Services	12,000	11,767	11,470
CHG Buyer Corp., L+775, 1.3% LIBOR Floor, 11/20/20(d)	Health Care Equipment & Services	5,787	5,673	5,827
Consolidated Precision Products Corp., L+925, 1.3% LIBOR Floor, 6/19/20(d)(e)(h)(i)	Capital Goods	15,000	14,850	15,150
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(f)(g)	Commercial & Professional Services	57,500	56,734	57,500
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Utilities	7,000	6,868	7,204
FR Brand Acquisition Corp., L+975, 1.3% LIBOR Floor, 10/11/19(e)(g)(i)	Energy	36,000	34,475	35,580
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(e)	Automobiles & Components	7,000	6,972	6,650
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/30/18(f)	Telecommunication Services	1,429	1,417	1,457
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(f)(g)	Capital Goods	37,000	35,681	36,630
JHCI Acquisition, Inc., L+550, 12/19/14(g)	Transportation	11,250	10,549	10,144
Kronos Inc., L+850, 1.3% LIBOR Floor, 4/30/20(d)(e)(f)	Commercial & Professional Services	30,769	30,466	30,846
LM U.S. Member LLC, L+825, 1.3% LIBOR Floor, 10/15/20	Transportation	9,375	9,236	9,457
Multi Packaging Solutions, Inc., L+900, 1.3% LIBOR Floor, 5/4/19(f)	Commercial & Professional Services	23,250	22,903	22,785
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(g)	Capital Goods	8,500	8,461	8,500
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(j)	Consumer Durables & Apparel	€20,000	23,768	23,190
Pelican Products, Inc., L+1000, 1.5% LIBOR Floor, 6/14/19(d)	Capital Goods	$6,667	6,541	6,633
Pharmaceutical Research Associates, Inc., L+925, 1.3% LIBOR Floor, 11/27/19(f)	Health Care Equipment & Services	25,000	24,751	25,266
Pregis Corp., L+1000, 1.5% LIBOR Floor, 3/23/18(f)(g)	Capital Goods	45,000	44,211	44,550
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18(d)	Energy	5,515	5,475	5,581
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Commercial & Professional Services	500	500	508
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)(e)	Capital Goods	8,571	8,577	8,614
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(f)	Health Care Equipment & Services	2,727	2,702	2,769
Smart & Final Inc., L+925, 1.3% LIBOR Floor, 11/16/20(g)	Food & Staples Retailing	6,400	6,209	6,464
Southern Pacific Resource Corp., Prime+750, 1/7/16(e)(f)(j)	Energy	13,693	13,571	13,878
SRAM, LLC, L+700, 1.5% LIBOR Floor, 12/7/18(d)	Consumer Durables & Apparel	5,000	4,960	5,088
Stadium Management Corp., L+950, 1.3% LIBOR Floor, 12/7/18(f)	Consumer Services	23,529	23,095	23,647
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/27/19	Software & Services	8,372	8,250	8,337
Venoco, Inc., L+700, 1.5% LIBOR Floor, 6/30/17(d)(g)	Energy	7,857	7,705	8,024
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Software & Services	14,750	14,703	14,833
Wall Street Systems Holdings, Inc., L+800, 1.3% LIBOR Floor, 4/24/20(d)	Software & Services	7,000	6,862	7,018
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/26/18(d)(f)(j)	Software & Services	4,187	4,098	4,323

Total Senior Secured Loans—Second Lien			752,392	764,356

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—18.6%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(f)(g)	Materials	$78,500	$76,710	$78,010
Allen Systems Group, Inc., 10.5%, 11/15/16(f)	Software & Services	15,323	14,205	11,186
Aspect Software, Inc., 10.6%, 5/15/17(e)	Software & Services	4,000	4,000	3,631
Avaya Inc., 7.0%, 4/1/19(e)(f)(g)	Technology Hardware & Equipment	23,500	21,792	22,002
Avaya Inc., 9.0%, 4/1/19(e)	Technology Hardware & Equipment	5,000	5,000	5,075
Cenveo Corp., 8.9%, 2/1/18(e)(f)	Commercial & Professional Services	23,788	21,717	22,711
Chester Downs & Marina, LLC, 9.3%, 2/1/20(e)	Consumer Services	3,750	3,784	3,700
Clear Channel Communications, Inc., 9.0%, 12/15/19(d)(e)(f)(i)	Media	8,254	7,498	7,606
Eastman Kodak Co., 10.6%, 3/15/19(f)(l)	Consumer Durables & Apparel	14,500	12,136	11,932
Eastman Kodak Co., 9.8%, 3/1/18(l)	Consumer Durables & Apparel	18,992	13,990	15,599
Edgen Murray Corp., 8.8%, 11/1/20(e)(j)	Capital Goods	1,400	1,390	1,414
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(f)	Utilities	14,250	14,689	15,924
Energy Future Intermediate Holding Co. LLC, 6.9%, 8/15/17(g)	Utilities	1,100	1,100	1,173
First Data Corp., 6.8%, 11/1/20(g)	Software & Services	2,000	1,985	2,037
HOA Restaurant Group, LLC, 11.3%, 4/1/17(f)	Consumer Services	14,100	14,121	12,985
Ineos Finance Plc, 7.5%, 5/1/20(e)(j)	Materials	850	850	890
Ineos Finance Plc, 8.4%, 2/15/19(e)(j)	Materials	3,000	3,000	3,238
JW Aluminum Co., 11.5%, 11/15/17(f)	Materials	20,000	19,633	19,400
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)(f)	Health Care Equipment & Services	18,660	18,093	19,640
Neff Rental LLC, 9.6%, 5/15/16	Capital Goods	1,352	1,363	1,402
NES Rentals Holdings, Inc., 12.3%, 4/15/15(f)(g)	Capital Goods	38,375	38,683	39,573
Paetec Holdings Corp., 8.9%, 6/30/17(e)(j)	Telecommunication Services	4,680	4,767	5,031
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(e)	Consumer Services	2,400	2,400	2,541
PH Holding LLC, 9.8%, 12/31/17(f)	Consumer Durables & Apparel	10,000	9,810	10,100
Reynolds Group Holdings, Inc., 5.8%, 10/15/20(e)(j)	Consumer Durables & Apparel	6,750	6,750	6,986
Reynolds Group Holdings, Inc., 7.1%, 4/15/19(e)(j)	Consumer Durables & Apparel	3,000	3,121	3,253
Ryerson Inc., 9.0%, 10/15/17(e)	Capital Goods	3,100	3,100	3,149
Sorenson Communication, Inc., 10.5%, 2/1/15(g)	Telecommunication Services	39,000	33,702	32,525
Speedy Cash Intermediate Holdings Corp., 10.8%, 5/15/18(f)	Diversified Financials	16,000	16,164	17,104
Symbion, Inc., 8.0%, 6/15/16(e)(f)	Health Care Equipment & Services	12,460	12,327	12,881
Technicolor SA, 9.4%, 4/23/16(g)(j)	Media	2,241	2,078	2,314
Technicolor SA, 9.4%, 5/26/17(g)(j)	Media	13,495	12,478	13,934
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(f)	Utilities	10,000	9,916	7,909
Titlemax, Inc., 13.3%, 7/15/15(f)	Diversified Financials	14,500	15,073	16,149
Tops Markets LLC, 8.9%, 12/15/17(e)	Food & Staples Retailing	2,750	2,750	2,851
Travelport LLC, L+600 PIK, 12/1/16(g)	Consumer Services	22,933	18,111	18,404
Univision Communications Inc., 6.9%, 5/15/19(f)	Media	6,800	6,754	7,128
Viasystems Group Inc., 7.9%, 5/1/19(e)(j)	Technology Hardware & Equipment	5,000	5,000	4,912

Total Senior Secured Bonds			460,040	466,299

Subordinated Debt—20.4%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(g)	Commercial & Professional Services	10,000	9,818	9,850
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(e)	Energy	16,700	16,557	17,264
Asurion, LLC, L+950, 1.5% LIBOR Floor, 8/16/19(f)	Insurance	15,000	14,586	16,000
Aurora Diagnostics, LLC, 10.8%, 1/15/18(f)	Pharmaceuticals, Biotechnology & Life Sciences	20,065	20,120	18,761
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(j)	Energy	3,000	3,041	3,236
BakerCorp. International Inc., 8.3%, 6/1/19(f)	Commercial & Professional Services	5,000	5,000	5,069
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(e)(j)	Telecommunication Services	5,000	5,000	5,419
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(f)(j)	Energy	5,800	5,800	6,330
Calumet Lubricants Co., L.P., 9.6%, 8/1/20(f)(j)	Energy	1,500	1,475	1,646
Cincinnati Bell Inc., 8.4%, 10/15/20(e)(j)	Telecommunication Services	8,895	8,750	9,651
Comstock Resources, Inc., 9.5%, 6/15/20(e)(f)(j)	Energy	21,000	20,061	22,301
Cumulus Media Inc., 7.8%, 5/1/19(f)(j)	Media	5,000	4,453	4,895
Del Monte Foods Co., 7.6%, 2/15/19(e)	Food, Beverage & Tobacco	3,500	3,498	3,654
Entercom Radio, LLC, 10.5%, 12/1/19(e)(j)	Media	13,500	13,360	14,873
EPL Oil & Gas Inc., 8.3%, 2/15/18(e)(j)	Energy	3,200	3,169	3,300
First Data Corp., 12.6%, 1/15/21(g)	Software & Services	5,000	5,309	5,284
Flanders Corp., 10.0%, 3.8% PIK, 5/14/18(g)	Capital Goods	8,153	7,969	8,194
Gymboree Corp., 9.1%, 12/1/18(g)	Consumer Durables & Apparel	7,000	6,418	6,306

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Commercial & Professional Services	$2,689	$2,432	$2,473
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Capital Goods	63,558	62,508	65,942
Ipreo Holdings LLC, 11.8%, 8/15/18(f)	Software & Services	10,000	9,960	10,600
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Durables & Apparel	1,200	1,200	1,273
JBS U.S.A. LLC, 8.3%, 2/1/20(e)(j)	Food, Beverage & Tobacco	3,000	2,960	3,173
Kinetic Concepts, Inc., 12.5%, 11/1/19(e)(f)(g)	Health Care Equipment & Services	26,700	25,405	25,565
Lin Television Corp., 6.4%, 1/15/21(e)(j)	Media	750	750	787
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(g)(j)	Energy	5,000	4,938	4,676
MModal Inc., 10.8%, 8/15/20(e)(g)	Health Care Equipment & Services	2,418	2,370	2,249
Monitronics International, Inc., 9.1%, 4/1/20(e)(j)	Consumer Services	2,250	2,250	2,331
Mood Media Corp., 9.3%, 10/15/20(e)(f)(j)	Media	24,250	24,277	25,252
The Pantry Inc., 8.4%, 8/1/20(g)(j)	Food & Staples Retailing	5,500	5,500	5,789
Petco Holdings, Inc., 8.5%, 10/15/17(e)	Retailing	1,000	995	1,034
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19(g)	Health Care Equipment & Services	2,900	2,900	3,302
QR Energy, L.P., 9.3%, 8/1/20(e)(j)	Energy	3,250	3,206	3,441
Quicksilver Resources Inc., 7.1%, 4/1/16(e)(j)	Energy	1,000	891	802
Resolute Energy Corp., 8.5%, 5/1/20(e)(j)	Energy	10,500	10,629	10,671
Samson Investment Co., 9.8%, 2/15/20(e)(f)	Energy	19,420	19,630	20,585
SandRidge Energy, Inc., 8.1%, 10/15/22(e)(j)	Energy	7,500	7,500	8,234
Sequel Industrial Products Holdings, LLC, 12.0%, 2.5% PIK, 5/10/18(g)	Energy	15,500	15,214	15,655
Sidewinder Drilling, Inc., 9.8%, 11/15/19(f)(g)	Capital Goods	8,000	8,000	8,030
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)(j)	Health Care Equipment & Services	33,170	32,305	34,413
ThermaSys Corp., 10.0%, 2.5% PIK, 12/31/16	Capital Goods	86,210	84,674	86,210
Univar Inc., 12.0%, 6/30/18(f)	Materials	3,000	2,953	3,045
Viking Cruises, Ltd., 8.5%, 10/15/22(e)(j)	Consumer Services	4,075	4,075	4,406

Total Subordinated Debt			491,906	511,971

Collateralized Securities—4.7%
Apidos CDO IV Class E, L+360, 10/27/18(g)(j)	Diversified Financials	2,000	1,214	1,660
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)(j)	Diversified Financials	4,775	3,221	4,320
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)(j)	Diversified Financials	2,252	1,820	2,128
Carlyle Azure CLO Class Income, 23.3%, 5/27/20(j)	Diversified Financials	28,000	13,099	18,141
Dryden CDO 23A Class E, L+700, 7/20/23(j)	Diversified Financials	4,500	3,634	3,984
Dryden CDO 23A Class Subord, 15.2%, 7/17/23(j)	Diversified Financials	10,000	7,650	8,710
Galaxy VII CLO Class Subord., 28.9%, 10/13/18(j)	Diversified Financials	2,000	886	1,422
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)(j)	Diversified Financials	6,500	3,490	5,168
Mountain View CLO II Class Pref., 34.5%, 1/12/21(j)	Diversified Financials	9,225	4,658	8,819
Octagon CLO 2006 10A Class Income, 54.0%, 10/18/20(j)	Diversified Financials	4,375	2,346	4,472
Rampart CLO 2007 1A Class Subord., 55.8%, 10/25/21(j)	Diversified Financials	10,000	5,290	11,973
Stone Tower CLO VI Class Subord., 48.9%, 4/17/21(g)(j)	Diversified Financials	5,000	3,067	6,226
Wind River CLO Ltd. 2012 1A Class Sub B, 16.8%, 1/15/24(j)	Diversified Financials	42,504	41,036	41,971

Total Collateralized Securities			91,411	118,994

		Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.1%(k)
Aquilex Corp., Common Equity, Class A Shares(f)(l)	Energy	15,128	2,266	5,977
Aquilex Corp., Common Equity, Class B Shares(f)(g)(l)	Energy	32,637	4,889	12,895
ERC Ireland Holdings Ltd., Common Equity(i)(j)(l)	Telecommunication Services	13,510	—	—
ERC Ireland Holdings Ltd., Warrants(i)(j)(l)	Telecommunication Services	2,617	—	—
Flanders Corp., Common Equity(g)(l)	Capital Goods	5,000,000	5,000	6,500
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(g)(l)	Consumer Services	71	—	99
Florida Gaming Corp., Strike: $25.00, Warrants(g)(l)	Consumer Services	226,635	—	—
Ipreo Holdings LLC, Common Equity(g)(l)	Software & Services	1,000,000	1,000	1,350
JW Aluminum Co., Common Equity(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity(g)(l)	Capital Goods	2,623	262	—
Leading Edge Aviation Services, Inc., Preferred Equity(g)(l)	Capital Goods	738	738	608
Milagro Holdings, LLC, Common Equity(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(l)	Energy	283,947	11,181	6,673

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Plains Offshore Operations Inc., Preferred Equity(f)(g)	Energy	$523,068	$51,941	$55,924
Plains Offshore Operations Inc., Strike: $20.00, Warrants(f)(g)(l)	Energy	1,013,444	1,722	2,432
Safariland, LLC, Common Equity(g)(l)	Capital Goods	25,000	2,500	3,738
Safariland, LLC, Preferred Equity(g)	Capital Goods	1,095	10,031	10,572
Safariland, LLC, Warrants(g)(l)	Capital Goods	2,263	246	338
Sequel Industrial Products Holdings, LLC, Common Equity(g)(l)	Energy	3,330,600	3,400	4,330
Sequel Industrial Products Holdings, LLC, Preferred Equity(g)(l)	Energy	87,607	8,354	8,366
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants(g)(l)	Energy	20,681	12	16
ThermaSys Corp., Common Equity(g)(l)	Capital Goods	51,813	1	694
ThermaSys Corp., Preferred Equity(g)(l)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units(g)(l)	Materials	2,500,000	2,500	2,250

Total Equity/Other			114,499	127,943

TOTAL INVESTMENTS—156.7%			$3,825,244	3,934,722

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)				(1,422,984)

NET ASSETS—100.0%				$2,511,738

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 10).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 11).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 11).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 12).

(i)	Position or portion thereof unsettled as of December 31, 2012.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 83.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—68.3%
1-800 Contacts, Inc., L+395, 3.8% LIBOR Floor, 3/4/15(e)	Health Care Equipment & Services	$5,446	$5,236	$5,406
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(e)(g)	Capital Goods	55,000	53,902	53,900
Academy, Ltd., L+450, 1.5% LIBOR Floor, 8/3/18(d)	Consumer Durables & Apparel	5,000	4,953	4,961
Advance Pierre Foods, Inc., L+525, 1.8% LIBOR Floor, 9/30/16(d)	Food & Staples Retailing	4,875	4,797	4,870
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/25/15(e)(f)	Telecommunication Services	5,077	5,000	5,093
Altegrity, Inc., L+600, 1.8% LIBOR Floor, 2/20/15(d)	Commercial & Professional Services	5,860	5,795	5,831
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(e)	Consumer Durables & Apparel	40,000	39,005	39,000
American Racing and Entertainment, LLC, Term Loan A, L+700, 6/30/14(e)	Consumer Services	15,500	15,500	15,345
American Racing and Entertainment, LLC, Term Loan B, 9.0%, 6/30/14(e)	Consumer Services	7,750	7,750	7,634
American Racing and Entertainment, LLC, Term Loan C, 9.0%, 6/30/14(e)	Consumer Services	2,550	2,550	2,512
Amscan Holdings, Inc., L+525, 1.5% LIBOR Floor, 12/2/17(d)	Retailing	8,834	8,822	8,803
AmWINS Group, Inc., L+250, 6/8/13(d)	Insurance	941	847	917
Ardent Health Services LLC, L+500, 1.5% LIBOR Floor, 9/15/15(d)	Health Care Equipment & Services	10,364	10,264	10,293
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16(d)	Software & Services	1,965	1,951	1,964
Attachmate Corp., L+500, 1.5% LIBOR Floor, 4/27/17(d)	Software & Services	9,875	9,789	9,689
Avaya Inc., L+275, 10/24/14(d)	Technology Hardware & Equipment	2,608	2,498	2,500
Avaya Inc., L+450, 10/26/17(d)	Technology Hardware & Equipment	8,224	7,275	7,515
Avis Budget Car Rental, LLC, L+500, 1.3% LIBOR Floor, 9/22/18(d)(g)	Transportation	7,222	7,081	7,279
AZ Chem U.S. Inc., L+575, 1.5% LIBOR Floor, 12/22/17(f)	Materials	5,000	4,850	4,992
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17	Media	3,125	3,032	3,117
BJ’s Wholesale Club, Inc., L+575, 1.3% LIBOR Floor, 9/29/18(d)	Food & Staples Retailing	18,000	17,117	18,079
Blackboard Inc., L+600, 1.5% LIBOR Floor, 10/4/18(d)(e)	Software & Services	40,385	37,252	38,391
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(d)(g)	Consumer Services	6,218	6,096	6,162
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/14/17(d)	Energy	4,963	4,932	4,829
Canwest L.P., L+500, 1.3% LIBOR Floor, 7/23/16(d)(g)	Media	6,182	6,226	6,096
Carestream Health, Inc., L+350, 1.5% LIBOR Floor, 2/25/17	Health Care Equipment & Services	9,924	9,880	8,946
CCC Information Services Inc., L+400, 1.5% LIBOR Floor, 11/11/15(d)	Software & Services	1,562	1,550	1,563
Cenveo Corp., L+475, 1.5% LIBOR Floor, 12/21/16(d)(g)	Commercial & Professional Services	6,249	6,197	6,185
Ceridian Corp., L+300, 11/9/14(d)	Software & Services	9,346	8,593	8,449
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)	Automobiles & Components	25,634	23,769	24,327
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/23/17(d)(e)(g)	Energy	8,840	8,804	9,036
Clear Channel Communications, Inc., L+365, 1/29/16(f)	Media	10,000	7,544	7,428
ConvaTec Inc., L+425, 1.5% LIBOR Floor, 12/22/16(d)	Health Care Equipment & Services	2,291	2,282	2,276
Corel Corp., L+400, 5/2/12(e)(g)	Software & Services	1,234	1,204	1,203
Custom Building Products, Inc., L+400, 1.8% LIBOR Floor, 3/1/15(d)	Materials	2,318	2,303	2,275
Data Device Corp., L+550, 1.8% LIBOR Floor, 12/23/16(e)	Capital Goods	12,293	12,062	11,955
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18(d)(f)	Software & Services	14,400	14,184	14,423
Decision Resources LLC, L+550, 1.5% LIBOR Floor, 12/6/16(d)	Health Care Equipment & Services	1,985	1,992	1,906
Del Monte Foods Co., L+300, 1.5% LIBOR Floor, 3/8/18	Food & Staples Retailing	898	830	855
Deluxe Entertainment Services Group Inc., L+650, 1.5% LIBOR Floor, 7/3/17(f)	Media	15,000	14,400	14,447
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Health Care Equipment & Services	7,462	6,838	6,544
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(f)(g)	Energy	2,993	3,060	3,040
East Cameron Partners, L.P., 18.0%, 10/11/12	Energy	249	249	254
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18	Media	2,410	2,362	2,410
EquiPower Resources Holdings, LLC, L+425, 1.5% LIBOR Floor, 12/21/18	Utilities	1,572	1,558	1,493
Fairway Group Acquisition Co., L+600, 1.5% LIBOR Floor, 3/3/17(d)(e)	Food & Staples Retailing	21,592	21,537	20,985
First Data Corp., L+275, 9/24/14(d)	Software & Services	3,442	3,111	3,143
First Data Corp., L+400, 3/24/18(d)	Software & Services	9,465	8,117	7,953
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16(e)	Energy	6,052	6,043	6,158
Florida Gaming Centers, Inc., 15.8%, 4/25/16(e)	Consumer Services	13,000	12,773	12,480
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Energy	4,838	4,719	4,781
Freescale Semiconductor, Inc., L+425, 12/1/16(d)(g)	Semiconductors & Semiconductor Equipment	1,896	1,785	1,819
Goodman Global, Inc., L+400, 1.8% LIBOR Floor, 10/28/16(d)	Capital Goods	1,692	1,679	1,696
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Durables & Apparel	7,997	7,098	7,140
Harbor Freight Tools USA, Inc., L+500, 1.5% LIBOR Floor, 11/14/17(d)	Consumer Durables & Apparel	9,778	9,694	9,750
Harland Clarke Holdings Corp., L+250, 6/30/14(d)(f)(g)	Commercial & Professional Services	6,824	5,876	5,795
HCR Manor Care, Inc., L+350, 1.5% LIBOR Floor, 4/6/18(e)	Health Care Equipment & Services	3,148	3,112	2,895
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)	Capital Goods	9,649	9,456	9,625
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/17/18(d)	Health Care Equipment & Services	7,824	7,525	7,886
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(e)	Health Care Equipment & Services	11,970	11,629	11,731
Intelligrated, Inc., L+575, 1.8% LIBOR Floor, 2/18/17(e)	Commercial & Professional Services	4,750	4,709	4,726

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(e)(g)	Software & Services	$1,045	$894	$1,013
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(d)	Health Care Equipment & Services	5,073	5,025	4,870
Ipreo Holdings LLC, L+650, 1.5% LIBOR Floor, 8/7/17(e)	Software & Services	14,642	14,306	14,312
J.Crew Group, Inc., L+350, 1.3% LIBOR Floor, 3/7/18	Consumer Durables & Apparel	3,990	3,499	3,758
KIK Custom Products Inc., L+225, 6/2/14(d)(g)	Household & Personal Products	10,382	9,446	8,898
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18(d)	Health Care Equipment & Services	14,388	13,750	14,538
Klune Industries, Inc., L+700, 2.0% LIBOR Floor, 8/31/17(e)	Capital Goods	71,858	70,492	72,426
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Energy	5,785	5,511	5,657
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)(g)	Software & Services	10,707	10,682	9,369
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/3/16(e)	Telecommunication Services	7,359	7,265	7,327
MDA Info Products Ltd., L+550, 1.5% LIBOR Floor, 1/4/17	Software & Services	4,950	4,888	4,216
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/7/18(d)(g)	Media	3,658	3,625	3,405
Mosaic U.S. Holdings Inc., L+275, 4/3/13(e)	Media	873	744	829
NCO Group, Inc., L+500, 2.5% LIBOR Floor, 5/15/13(d)	Software & Services	7,480	7,454	7,420
Norit Holding BV, L+525, 1.5% LIBOR Floor, 7/8/17(d)(g)	Commercial & Professional Services	3,069	3,027	3,100
NPC International, Inc., L+525, 1.5% LIBOR Floor, 12/28/18(d)	Consumer Services	4,304	4,218	4,320
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17(e)	Health Care Equipment & Services	15,401	15,298	14,978
OpenLink International, Inc., L+625, 1.5% LIBOR Floor, 10/25/17	Software & Services	7,317	7,173	7,345
Ozburn-Hessey Holding Co., LLC, L+550, 2.0% LIBOR Floor, 4/8/16(d)	Transportation	3,504	3,498	3,097
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Health Care Equipment & Services	12,681	12,492	12,623
Playboy Enterprises, Inc., L+650, 1.8% LIBOR Floor, 3/4/17	Media	5,557	5,567	5,334
Presidio Inc., L+550, 1.8% LIBOR Floor, 3/31/17(e)(f)	Software & Services	13,250	13,046	13,124
Protection One, Inc., L+425, 1.8% LIBOR Floor, 6/4/16(d)	Consumer Services	2,239	2,214	2,228
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/17/13(d)(g)	Automobiles & Components	4,052	3,959	4,005
Res-Care, Inc., L+550, 1.8% LIBOR Floor, 12/22/16(e)	Commercial & Professional Services	4,950	4,867	4,727
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/18(d)(g)	Consumer Durables & Apparel	1,969	1,905	1,961
Reynolds Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 7/31/18(d)(g)	Consumer Durables & Apparel	9,746	9,654	9,707
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(e)	Consumer Services	2,592	2,571	2,576
Sealed Air Corp., L+375, 1.0% LIBOR Floor, 10/3/18(d)(g)	Materials	6,425	6,301	6,498
Sheridan Production Co., LLC, L+550, 2.0% LIBOR Floor, 4/20/17(d)	Energy	10,342	10,262	10,362
Shield Finance Co. Sarl, L+563, 2.0% LIBOR Floor, 6/15/16(e)(g)	Software & Services	4,664	4,642	4,664
Sitel, LLC, L+675, 1/30/17(d)	Telecommunication Services	5,966	5,705	5,691
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)	Health Care Equipment & Services	5,906	5,830	5,896
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	14,289	13,889	13,832
Spansion LLC, L+550, 2.0% LIBOR Floor, 2/9/15(d)(g)	Semiconductors & Semiconductor Equipment	10,818	10,705	10,696
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)	Consumer Durables & Apparel	9,910	9,668	9,588
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/15/17	Food & Staples Retailing	5,250	5,250	4,804
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)	Software & Services	17,522	16,694	16,588
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	4,231	4,211	4,167
Styron Sarl, L+450, 1.5% LIBOR Floor, 6/14/16(d)	Materials	4,089	4,089	3,553
Summit Entertainment, LLC, L+600, 1.5% LIBOR Floor, 8/28/16(d)	Media	13,523	13,359	13,388
Summit Materials Companies I, LLC, L+500, 1.5% LIBOR Floor, 12/31/15(d)	Materials	3,960	3,891	3,935
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)	Health Care Equipment & Services	993	1,005	926
TASC, Inc., L+325, 1.3% LIBOR Floor, 12/18/15	Software & Services	537	512	536
Telcordia Technologies Inc., L+500, 1.8% LIBOR Floor, 4/30/16(d)	Telecommunication Services	8,748	8,766	8,748
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14	Utilities	4,000	3,069	2,804
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Utilities	12,867	10,540	8,180
TNS, Inc., L+400, 2.0% LIBOR Floor, 11/18/15(d)(g)	Software & Services	1,247	1,247	1,243
Toys“R”Us-Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16(d)	Consumer Durables & Apparel	6,666	6,635	6,593
Unifrax I LLC, L+550, 1.5% LIBOR Floor, 11/28/18(d)	Capital Goods	14,100	13,819	14,171
Univar Inc., L+350, 1.5% LIBOR Floor, 6/30/17(d)	Materials	6,575	6,575	6,357
Univision Communications Inc., L+425, 9/29/14(d)	Media	10,000	8,661	8,932
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/4/16(e)	Materials	57,068	55,971	56,213
W3 Co., L+625, 1.3% LIBOR Floor, 4/28/18	Energy	7,000	6,725	6,755
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(d)(e)(g)	Software & Services	35,000	30,867	32,244
Yell Group Plc, L+300, 7/31/14(g)	Media	785	695	221
Zayo Group, LLC, L+550, 1.5% LIBOR Floor, 9/15/16	Telecommunication Services	6,000	5,822	5,981

Total Senior Secured Loans—First Lien			1,043,519	1,043,485
Unfunded Loan Commitments			(20,302)	(20,302)

Net Senior Secured Loans—First Lien			1,023,217	1,023,183

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—25.9%
Advance Pierre Foods, Inc., L+950, 1.8% LIBOR Floor, 9/29/17(d)(e)	Food & Staples Retailing	$17,000	$17,040	$16,958
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18(d)	Commercial & Professional Services	19,244	19,301	18,931
Alkermes, Inc., L+800, 1.5% LIBOR Floor, 9/16/18(g)	Pharmaceuticals, Biotechnology & Life Sciences	10,000	9,811	9,900
American Racing and Entertainment, LLC, 12.0%, 6/30/18	Consumer Services	16,800	16,136	13,356
AMN Healthcare Services, Inc., L+1000, 1.8% LIBOR Floor, 9/1/16(e)(g)	Health Care Equipment & Services	10,000	9,764	9,500
AmWINS Group, Inc., L+550, 6/8/14(e)	Insurance	1,992	1,755	1,891
Aquilex Holdings LLC, L+950, 1.5% LIBOR Floor, 2/3/12	Energy	1,048	1,020	1,284
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)	Insurance	27,429	27,301	27,096
Attachmate Corp., L+800, 1.5% LIBOR Floor, 10/27/17(d)	Software & Services	17,000	16,726	16,235
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19	Software & Services	15,000	13,518	13,500
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/18/17(d)	Software & Services	9,000	9,025	8,640
Brand Energy & Infrastructure Services, Inc., L+600, 2/7/15(d)	Energy	10,000	9,132	7,206
Brand Energy & Infrastructure Services, Inc.,, L+700, 2/7/15(d)	Energy	3,000	2,845	2,153
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Energy	6,923	6,800	6,387
Datatel, Inc., L+725, 1.5% LIBOR Floor, 2/18/18(d)(f)	Software & Services	20,783	20,782	20,809
Decision Resources LLC, L+850, 1.5% LIBOR Floor, 12/6/17(e)	Health Care Equipment & Services	3,333	3,303	3,283
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(e)	Commercial & Professional Services	46,800	45,924	46,331
Deluxe Entertainment Services Group Inc., L+900, 2.0% LIBOR Floor, 5/11/13(e)	Media	12,500	12,099	12,406
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(d)	Automobiles & Components	7,000	6,967	6,772
Goodman Global, Inc., L+700, 2.0% LIBOR Floor, 10/27/17(d)	Capital Goods	4,455	4,380	4,484
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/30/18(d)	Telecommunication Services	1,429	1,416	1,421
JHCI Acquisition, Inc., L+550, 12/19/14(d)	Transportation	6,000	5,580	5,003
JW Aluminum Co., L+675, 12/15/13(e)	Materials	20,714	14,984	14,500
Kronos Inc., L+575, 6/11/15(d)	Materials	3,000	2,936	2,888
Mood Media Corp., L+875, 1.5% LIBOR Floor, 11/6/18(e)(g)	Media	15,000	14,943	13,894
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(g)	Consumer Durables & Apparel	€20,000	23,353	23,089
Roundy’s Supermarkets, Inc., L+800, 2.0% LIBOR Floor, 4/16/16(d)	Food & Staples Retailing	$15,000	15,079	15,047
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Commercial & Professional Services	500	500	495
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Capital Goods	8,571	8,579	8,443
Southern Pacific Resource Corp., Prime +750, 1/7/16(d)(e)(g)	Energy	13,833	13,674	13,915
SRAM, LLC, L+750, 1.5% LIBOR Floor, 12/7/18	Consumer Durables & Apparel	5,000	4,954	5,050
TPF Generation Holdings, LLC, L+425, 12/15/14(d)	Energy	8,170	7,592	7,721
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(d)	Software & Services	12,000	11,913	11,715
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/26/18(g)	Software & Services	4,700	4,021	4,207
Wm. Bolthouse Farms, Inc., L+750, 2.0% LIBOR Floor, 8/11/16(d)	Food, Beverage & Tobacco	14,028	14,113	13,998

Total Senior Secured Loans—Second Lien			397,266	388,508

Senior Secured Bonds—7.7%
Allen Systems Group, Inc., 10.5%, 11/15/16(e)	Software & Services	8,722	8,801	7,458
Aspect Software, Inc., 10.6%, 5/15/17(d)	Software & Services	4,000	4,000	4,167
Avaya Inc., 7.0%, 4/1/19(d)	Technology Hardware & Equipment	1,500	1,500	1,444
Connacher Oil & Gas Ltd., 8.5%, 8/1/19(e)(g)	Energy	5,600	5,600	5,085
Eastman Kodak Co., 10.6%, 3/15/19(e)(g)	Consumer Durables & Apparel	7,500	7,408	5,788
First Data Corp., 8.9%, 8/15/20(d)(e)	Software & Services	6,300	6,346	6,395
HOA Restaurant Group, LLC, 11.3%, 4/1/17(e)	Consumer Services	14,100	14,132	12,942
Hughes Satellite Systems Corp., 6.5%, 6/15/19(d)(g)	Media	2,000	2,000	2,085
Kabel BW, 7.5%, 3/15/19(d)(g)	Media	665	665	709
Nexstar Broadcasting Group, Inc., 8.9%, 4/15/17(d)(g)	Media	5,000	4,973	5,163
Paetec Holdings Corp., 8.9%, 6/30/17(d)(g)	Telecommunication Services	4,680	4,798	5,104
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(d)	Consumer Services	2,400	2,400	2,368
Roofing Supply Group LLC, 8.6%, 12/1/17(d)	Capital Goods	720	720	737
Speedy Cash Intermediate Holdings Corp., 10.8%, 5/15/18(e)	Diversified Financials	16,000	16,193	16,259
Symbion, Inc., 8.0%, 6/15/16(d)(e)	Health Care Equipment & Services	15,460	15,255	14,436
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(e)	Utilities	10,000	9,910	8,369
Titlemax, Inc., 13.3%, 7/15/15(e)	Diversified Financials	14,500	15,401	15,735
United Refining Co., 10.5%, 2/28/18(e)	Energy	1,185	1,146	1,116

Total Senior Secured Bonds			121,248	115,360

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—15.6%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(f)	Commercial & Professional Services	$10,000	$9,800	$9,800
Alpha Natural Resources, Inc., 6.3%, 6/1/21(g)	Energy	4,000	4,000	3,892
AMC Networks Inc., 7.8%, 7/15/21(g)	Media	2,900	2,900	3,169
Aquilex Corp., 11.1%, 12/15/16(e)(h)	Energy	10,000	9,738	4,105
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Pharmaceuticals, Biotechnology & Life Sciences	8,000	8,000	8,004
BakerCorp. International Inc., 8.3%, 6/1/19(e)	Commercial & Professional Services	5,000	5,000	4,759
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(d)(g)	Telecommunication Services	5,000	5,000	5,247
Burlington Coat Factory Holdings Inc., 10.0%, 2/15/19	Retailing	4,334	3,994	4,255
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(g)	Energy	5,800	5,800	5,663
Cincinnati Bell Inc., 8.4%, 10/15/20(d)(g)	Telecommunication Services	11,000	10,843	11,052
Commscope Inc., 8.3%, 1/15/19(d)	Telecommunication Services	4,000	4,000	4,010
Cumulus Media Inc., 7.8%, 5/1/19(g)	Media	5,000	4,394	4,466
Del Monte Foods Co., 7.6%, 2/15/19(d)	Food & Staples Retailing	4,500	4,235	4,336
Entercom Radio, LLC, 10.5%, 12/1/19(d)(g)	Media	13,500	13,347	13,542
Grifols, SA, 8.3%, 2/1/18(d)(g)	Health Care Equipment & Services	2,500	2,500	2,639
Gymboree Corp., 9.1%, 12/1/18	Consumer Durables & Apparel	2,000	1,533	1,775
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Commercial & Professional Services	2,689	2,347	1,954
Hughes Satellite Systems Corp., 7.6%, 6/15/21(d)(g)	Media	1,310	1,310	1,376
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Capital Goods	47,000	46,089	47,000
Ipreo Holdings LLC, 11.5%, 8/15/18(e)	Software & Services	15,000	14,929	14,850
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Durables & Apparel	1,200	1,200	1,153
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)	Health Care Equipment & Services	14,660	13,798	14,468
N.E.W. Customer Service Cos., Inc., L+750, 2.0% LIBOR Floor, 3/22/17(d)	Diversified Financials	9,200	8,834	8,004
NCO Group Inc., L+488, 11/15/13(e)	Software & Services	7,000	6,485	6,805
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19	Health Care Equipment & Services	2,900	2,900	3,038
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(g)	Energy	1,000	865	1,000
Sealed Air Corp., 8.4%, 9/15/21(d)(g)	Materials	2,667	2,667	2,949
Sensata Technologies, Inc., 6.5%, 5/15/19(g)	Technology Hardware & Equipment	2,000	2,000	2,009
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)	Health Care Equipment & Services	32,500	31,526	31,525
Univar Inc., 12.0%, 6/30/18(e)	Materials	3,000	2,964	3,045
WCA Waste Corp., 7.5%, 6/15/19	Commercial & Professional Services	3,930	3,930	3,987

Total Subordinated Debt			236,928	233,877

Collateralized Securities—4.6%
Apidos CDO IV Class E, L+360, 10/27/18(g)	Diversified Financials	2,000	1,123	1,240
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)	Diversified Financials	4,775	3,109	3,206
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)	Diversified Financials	2,252	1,750	1,563
Base CLO I Class E, EURIBOR+500, 10/17/18(g)	Diversified Financials	€1,500	1,002	1,221
Blue Mountain CLO III Class E, L+355, 3/17/21(g)	Diversified Financials	$2,000	921	1,162
Carlyle Azure CLO Class Income, 21.3%, 5/27/20(g)	Diversified Financials	28,000	16,645	15,360
Franklin CLO 6A Class E, L+425, 8/9/19(g)	Diversified Financials	1,919	1,188	1,195
Galaxy VII CLO Class Subord., 20.2%, 10/13/18(g)	Diversified Financials	2,000	1,341	1,518
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)	Diversified Financials	6,500	3,226	3,870
Lightpoint CLO 2007 VII Class D, L+400, 5/15/21(g)	Diversified Financials	4,000	2,277	2,366
Mountain View CLO II Class Pref., 25.9%, 1/12/21(g)	Diversified Financials	9,225	6,082	6,574
Octagon CDO 2007 1A Class Income, 43.9%, 8/25/21(g)	Diversified Financials	4,000	2,440	3,889
Octagon CLO 2006 10A Class Income, 35.3%, 10/18/20(g)	Diversified Financials	4,375	3,112	4,183
Rampart CLO 2007 1A Class Subord., 21.9%, 10/25/21(g)	Diversified Financials	10,000	7,146	8,233
Stone Tower CLO VI Class Subord., 22.4%, 4/17/21(g)	Diversified Financials	5,000	3,793	4,801
Trimaran CLO IV Ltd. Class Pref., 16.6%, 12/1/17(g)	Diversified Financials	12,500	8,309	7,985

Total Collateralized Securities			63,464	68,366

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2011

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—1.0%
East Cameron Partners, L.P., Common Equity(h)	Energy	14,757	$600	$—
East Cameron Partners, L.P., Preferred Equity(h)	Energy	887	100	24
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(h)	Consumer Services	71	—	798
Florida Gaming Corp., Strike: $25.00, Warrants(h)	Consumer Services	226,635	—	1
Ipreo Holdings LLC, Common Equity(h)	Software & Services	1,000,000	1,000	950
JW Aluminum Co., Common Equity(h)	Materials	37,500	3,225	—
Klune Industries, Inc., Preferred Equity(h)	Capital Goods	52,101	1,500	1,563
Milagro Holdings, LLC, Common Equity(h)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(h)	Energy	283,947	11,181	9,228
VPG Group Holdings LLC, Class A-2 Units(h)	Materials	2,500,000	2,500	2,500

Total Equity/Other			20,156	15,064

TOTAL INVESTMENTS—123.1%			$1,862,279	1,844,358

LIABILITIES IN EXCESS OF OTHER ASSETS—(23.1%)				(345,466)

NET ASSETS—100%				$1,498,892

Total Return Swap		Notional Amount		Unrealized Depreciation
Citibank TRS Facility (Note 8)(g)		$298,498		$(1,996)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 10).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 11).

(f)	Position or portion thereof unsettled as of December 31, 2011.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(h)	Security is non-income producing.

See notes to consolidated financial statements.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2012, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, which was established on February 2, 2010, Arch Street Funding LLC, or Arch Street, which was established on March 1, 2011, Locust Street Funding LLC, or Locust Street, which was established on July 5, 2011, Race Street Funding LLC, or Race Street, which was established on July 5, 2011, and Walnut Street Funding LLC, or Walnut Street, which was established on May 16, 2012. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of March 25, 2013, the Company had sold a total of 257,096,645 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,699,929, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008.

During the years ended December 31, 2012, 2011 and 2010, the Company sold 93,380,264, 119,516,108 and 31,320,067 shares of common stock for gross proceeds of $985,195, $1,269,375 and $324,420 at an average price per share of $10.55, $10.62 and $10.36, respectively. The gross proceeds received during the years ended December 31, 2012, 2011 and 2010 include reinvested stockholder distributions of $98,763, $37,241 and $8,252, respectively. During the period from January 1, 2013 to March 25, 2013, the Company sold 2,638,661 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $26,475 at an average price per share of $10.03.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $83,084, $115,443 and $30,252 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company’s investment adviser, FB Income Advisor, LLC, or FB Advisor, provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with FB Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from the Company’s sub-adviser or an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the Company’s valuation committee;

•

the Company’s valuation committee reviews the preliminary valuation and FB Advisor’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any third-party valuation firm, if applicable.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the Company’s board of directors allocates the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors subsequently values these warrants or other equity securities received at fair value.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value.

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, all of which were newly-issued and purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. The Company valued its total return swap, or TRS, between Arch Street and Citibank, N.A., or Citibank, in accordance with the agreements which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company’s valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as income when earned. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

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

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FB Advisor, dated as of February 12, 2008, which was amended on August 5, 2008, and which, as amended, is referred to herein as the investment advisory and administrative serves agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the year ended December 31, 2012, the Company accrued capital gains incentive fees of $39,751 based on the performance of its portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. During the year ended December 31, 2011, the Company paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by the Company as of December 31, 2010 as a result of unrealized losses in the Company’s portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, the Company accrued capital gains incentive fees of $5,459 based on the performance of its portfolio, of which $4,063 was based on unrealized gains and $1,396 was based on realized gains.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital.

During the three months ended December 31, 2012, the Company accrued a subordinated incentive fee on income of $13,393 based upon the performance of its portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, a subordinated incentive fee on income of $13,393 was payable to FB Advisor. The Company did not accrue any subordinated incentive fee on income during the years ended December 31, 2011 and 2010.

Offering Costs: The Company’s offering costs are comprised primarily of legal fees and marketing and other costs incurred in connection with the Company’s continuous public offering of its shares of common stock, including those pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to such offering. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets. During the years ended December 31, 2012, 2011 and 2010, the Company incurred offering costs of $3,234, $6,669 and $1,671, respectively, of which $0, $0 and $1,125, respectively, were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, and recorded as a contribution to capital.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Income Taxes: The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company has accrued $500 in estimated excise taxes payable in respect of income received during the year ended December 31, 2012. During the year ended December 31, 2012, the Company paid $761 in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to declare and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2011 and 2010 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2012. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. This “catch-up” feature allows FB Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears. During the years ended December 31, 2012, 2011 and 2010, the Company accrued $68,059, $27,791 and $7,900, respectively, in base management fees payable to FB Advisor. The Company paid $56,124, $21,517 and $5,039, respectively, of these fees during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, $21,507 in base management fees were payable to FB Advisor.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

During the three months ended December 31, 2012, the Company accrued a subordinated incentive fee on income of $13,393 based upon the performance of its portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, a subordinated incentive fee on income of $13,393 was payable to FB Advisor. The Company did not accrue any subordinated incentive fee on income during the years ended December 31, 2011 and 2010.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2012, the Company accrued capital gains incentive fees of $39,751 based on the performance of its portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the year ended December 31, 2011, the Company paid $1,396 in capital gains incentive fees to FB Advisor and reversed $4,063 in capital gains incentive fees accrued by the Company as of December 31, 2010 as a result of unrealized losses in the Company’s portfolio during the year ended December 31, 2011. During the year ended December 31, 2010, the Company accrued capital gains incentive fees of $5,459 based on the performance of its portfolio, of which $4,063 was based on unrealized gains and $1,396 was based on realized gains.

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

During the years ended December 31, 2012, 2011 and 2010, the Company incurred administrative services expenses of $5,297, $2,625 and $924, respectively, attributable to FB Advisor, of which $4,772, $2,501 and $908, respectively, related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid FB Advisor $4,504, $2,781 and $710, respectively, for the services rendered under this arrangement during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there was $947 in administrative services expense payable to FB Advisor.

Franklin Square Holdings funded offering costs in the amount of $1,125 for the year ended December 31, 2010. The Company recorded these costs as a contribution to capital. The offering costs were offset against capital in excess of par value on the Company’s consolidated financial statements. All offering costs for the years ended December 31, 2012 and 2011 have been funded directly by the Company. The Company did not incur any organization costs during the years ended December 31, 2012, 2011 or 2010.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the years ended December 31, 2012, 2011 and 2010, FS2 retained $15,842, $22,109 and $5,435, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $0, $641 and $1,678 to FB Advisor and its affiliates during the years ended December 31, 2012, 2011 and 2010, respectively. The reimbursements are recorded as a reduction of capital. As of December 31, 2012, no amounts remain reimbursable to FB Advisor and its affiliates under this arrangement.

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

Beginning on February 26, 2009, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains were equal to or greater than the cumulative distributions paid to stockholders in each quarter. This arrangement was designed to ensure that no portion of the Company’s distributions would represent a return of capital for stockholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of the Company’s expenses.

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

During the years ended December 31, 2012, 2011 and 2010, no such reimbursements were required from Franklin Square Holdings.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the years ended December 31, 2012, 2011 and 2010:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2010(1)(2)(3)	$0.8728	$21,389
2011(4)(5)	0.9098	86,657
2012(6)(7)	0.8586	197,906

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	The amount of the per share distribution for the year ended December 31, 2010 has been retroactively adjusted to reflect the stock distribution declared in January 2010 as discussed below.

(2)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2010 include approximately $3,851, or approximately $0.12 per share, in special cash distributions.

(3)	On October 13, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03125 per share to $0.03185 per share, effective October 1, 2010. On October 29, 2010, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.03185 per share to $0.032156 per share, effective November 1, 2010.

(4)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(5)	On April 13, 2011, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(6)	In addition to regular cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(7)	On May 15, 2012, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, the Company declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

On January 25, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on January 31, 2013 to stockholders of record on January 30, 2013. On February 25, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on February 28, 2013 to stockholders of record on February 27, 2013. On March 15, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on March 29, 2013 to stockholders of record on March 28, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes will represent a return of capital for tax purposes. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	144,364	73%	74,663	86%	13,545	63%
Capital gains proceeds from the sale of assets	53,542	27%	11,994	14%	7,844	37%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$197,906	100%	$86,657	100%	$21,389	100%

(1)	During the years ended December 31, 2012, 2011 and 2010, 92%, 90% and 84%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 8%, 10% and 16%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2012, 2011 and 2010 was $180,783, $91,254 and $13,545, respectively. As of December 31, 2012 and 2011, the Company had $53,010 and $16,591, respectively, of undistributed net investment income on a tax basis. The Company’s net investment income on a tax basis for the year ended December 31, 2011 and undistributed net investment income on a tax basis as of December 31, 2011 were adjusted following the filing of the Company’s 2011 tax return in September 2012. The adjustment was due primarily to the fact that tax-basis income received by the Company during the year ended December 31, 2011 exceeded GAAP-basis income with respect to collateralized securities held in its investment portfolio during such period. The tax notices for the collateralized securities were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of the

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Company’s operations, interest income earned on a tax basis due to the required accretion of discount on non-performing loans, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the amount by which tax-basis income has exceeded or is expected to exceed GAAP-basis income with respect to certain collateralized securities, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
GAAP-basis net investment income	$133,907	$71,364	$9,392
Tax-basis amortization of organization costs	(43)	(43)	(43)
Tax accretion of discount on investments	—	4,035	133
Reversal of incentive fee accrual on unrealized gains	27,960	(4,063)	4,063
Taxable income adjustment on collateralized securities	5,825	14,446	—
Tax-basis net investment income portion of total return swap payments	12,356	5,169	—
Accretion of discount on total return swap	778	346	—

Tax-basis net investment income	$180,783	$91,254	$13,545

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the years ended December 31, 2012 and 2011, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $13,480 and $9,385, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 and $9,385, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

The following table reflects the stock distributions per share that the Company declared on its common stock through December 31, 2012:

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

The stock distributions increased the number of shares outstanding, thereby reducing the Company’s net asset value per share. However, because the stock distributions were issued to all stockholders as of the applicable record date in proportion to their holdings as of such date, the reduction in net asset value per share as a result of the stock distributions was offset exactly by the increase in the number of shares owned by each investor. As overall value to an investor was not reduced as a result of the special stock distributions, the Company’s board of directors determined that these issuances would not be dilutive to stockholders as of the applicable record date. As the stock distributions did not change any stockholder’s proportionate interest in the Company, they did not represent taxable distributions. Specific tax characteristics of all stock distributions are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2012	2011
Distributable ordinary income	$53,010	$16,591
Incentive fee accrual on unrealized gains	(27,960)	—
Unamortized organization costs	(472)	(515)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	89,082	(34,709)

	$113,660	$(18,633)

(1)	As of December 31, 2012 and 2011, the gross unrealized appreciation on the Company’s investments and total return swap and gain on foreign currency was $119,650 and $13,323, respectively. As of December 31, 2012 and 2011, the gross unrealized depreciation on the Company’s investments and total return swap and loss on foreign currency was $30,568 and $48,032, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,845,515 and $1,876,725 as of December 31, 2012 and 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $89,082 and $(34,709) as of December 31, 2012 and 2011, respectively. The Company terminated the TRS on August 29, 2012.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,914,996	$1,945,159	50%	$1,023,217	$1,023,183	55%
Senior Secured Loans—Second Lien	752,392	764,356	19%	397,266	388,508	21%
Senior Secured Bonds	460,040	466,299	12%	121,248	115,360	6%
Subordinated Debt	491,906	511,971	13%	236,928	233,877	13%
Collateralized Securities	91,411	118,994	3%	63,464	68,366	4%
Equity/Other	114,499	127,943	3%	20,156	15,064	1%

	$3,825,244	$3,934,722	100%	$1,862,279	$1,844,358	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, the Company had three such investments with an aggregate unfunded commitment of $14,804. As of December 31, 2011, the Company had four such investments with an aggregate unfunded commitment of $55,302, one of which was an unfunded bridge loan commitment with an unfunded commitment of $35,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$41,479	1%	$35,104	2%
Capital Goods	675,187	17%	226,000	12%
Commercial & Professional Services	271,978	7%	119,509	6%
Consumer Durables & Apparel	264,722	7%	129,313	7%
Consumer Services	293,408	7%	82,722	4%
Diversified Financials	220,622	6%	108,364	6%
Energy	430,444	11%	111,068	6%
Food & Staples Retailing	96,739	2%	80,684	4%
Food, Beverage & Tobacco	9,713	0%	13,998	1%
Health Care Equipment & Services	362,456	9%	188,301	10%
Household & Personal Products	78,124	2%	8,898	0%
Insurance	28,623	1%	29,904	2%
Materials	199,089	5%	106,817	6%
Media	154,599	4%	122,417	7%
Pharmaceuticals, Biotechnology & Life Sciences	37,259	1%	17,904	1%
Retailing	24,652	1%	13,058	1%
Semiconductors & Semiconductor Equipment	8,820	0%	12,515	1%
Software & Services	339,641	9%	314,583	17%
Technology Hardware & Equipment	94,128	2%	13,468	1%
Telecommunication Services	152,458	4%	73,506	4%
Transportation	29,104	1%	15,379	1%
Utilities	121,477	3%	20,846	1%

Total	$3,934,722	100%	$1,844,358	100%

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

As of December 31, 2012 and 2011, the Company’s investments were categorized as follows in the fair value hierarchy:

	Year Ended December 31,
Valuation Inputs	2012 Investments	2011
		Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	3,934,722	1,844,358	(1,996)

	$3,934,722	$1,844,358	$(1,996)

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value.

The Company’s investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Eleven senior secured loan investments and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loans and two subordinated debt investments, all of which were newly-issued and purchased near December 31, 2011, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company’s valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, which was terminated on August 29, 2012, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2012 and 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2012
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,023,183	$388,508	$115,360	$233,877	$68,366	$15,064	$1,844,358
Accretion of discount (amortization of premium)	11,891	4,089	2,121	1,229	850	638	20,818
Net realized gain (loss)	24,103	6,951	3,815	578	9,167	2,394	47,008
Net change in unrealized appreciation (depreciation)	30,197	20,722	12,147	23,116	22,681	18,536	127,399
Purchases	2,208,650	571,638	403,326	531,551	52,822	95,347	3,863,334
Paid-in-kind interest	—	197	—	3,055	—	—	3,252
Sales and redemptions	(1,352,865)	(227,749)	(70,470)	(281,435)	(34,892)	(4,036)	(1,971,447)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$35,962	$16,558	$11,316	$18,792	$24,362	$18,186	$125,176

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Year Ended December 31, 2011
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$484,105	$135,962	$35,796	$51,178	$26,539	$—	$733,580
Accretion of discount (amortization of premium)	6,789	3,025	(113)	303	673	—	10,677
Net realized gain (loss)	8,189	14,035	1,107	(7,282)	398	(1,527)	14,920
Net change in unrealized appreciation (depreciation)	(10,258)	(12,760)	(7,419)	(2,845)	2,387	(5,092)	(35,987)
Purchases	1,206,082	329,245	125,512	239,576	55,002	23,082	1,978,499
Paid-in-kind interest	232	42	—	1,056	—	—	1,330
Sales and redemptions	(671,956)	(81,041)	(39,523)	(48,109)	(16,633)	(1,399)	(858,661)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,023,183	$388,508	$115,360	$233,877	$68,366	$15,064	$1,844,358

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(4,698)	$(11,618)	$(6,948)	$(3,020)	$2,387	$(5,092)	$(28,989)

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2012 were as follows:

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Senior Secured Loans—First Lien	$605,163	Market Comparables	Market Yield (%)	6.8%—17.3%
Senior Secured Loans—Second Lien	118,682	Market Comparables	Market Yield (%)	10.3%—12.8%
Senior Secured Bonds	10,100	Market Comparables	Market Yield (%)	9.3%—9.8%
Subordinated Debt	224,059	Market Comparables	Market Yield (%)	9.3%—14.5%
Equity/Other	127,943	Market Comparables	Market Yield (%)	15.3%—15.8%
			EBITDA Multiples (x)	3.3x—12.5x
			Production Multiples (Mmb/d)	$57,500.0—$62,500.0
			Proved Reserves Multiples (Mmboe)	$12.5—$13.5
			PV-10 Multiples (x)	0.8x—0.9x
			Revenue Multiples	1.6x—1.6x
		Discounted Cash Flow	Discount Rate (%)	17.3%—17.3%
		Option Valuation Model	Volatility (%)	44.0%—59.7%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment ($39,400), which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Arch Street Credit Facility

On August 29, 2012, Arch Street terminated its TRS with Citibank and entered into a revolving credit facility, or the Arch Street credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

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

Upon the termination of the TRS, Arch Street recognized $5,521 of gains, $1,477 of which represented periodic payments due on the TRS.

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

Borrowings under the Arch Street credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date of August 29, 2015. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Arch Street Credit Facility (continued)

In connection with the establishment of the Arch Street credit facility, Arch Street paid $549,300 for a portfolio of debt securities that were previously held by affiliates of Citibank, and the Company contributed debt securities to Arch Street having an aggregate fair market value of approximately $132,400.

As of December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2012, $3,939 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.30% per annum as of December 31, 2012. Interest is payable quarterly in arrears and commenced August 29, 2012. The Company recorded interest expense of $4,295 for year ended December 31, 2012, of which $507 related to the amortization of deferred financing costs and $22 related to commitment fees on the unused portion of the credit facility. The Company paid $0 in interest expense during the year ended December 31, 2012. The average borrowings under the Arch Street credit facility for the period from August 29, 2012 to December 31, 2012 were $470,962, with a weighted average interest rate of 2.33%.

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

On September 6, 2012, the Company amended the terms of its share repurchase program. The amendment to the share repurchase program was effective as of the Company’s quarterly repurchase offer for the fourth quarter of 2012, which was completed in January 2013. Prior to the amendment of the share repurchase program, the Company offered to repurchase shares of common stock at a price equal to 90% of the share price in effect on each date of repurchase, which was determined in the same manner that the Company determined the offering price per share of common stock for purposes of its continuous public offering. Under the amended share repurchase program, the Company intends to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock (as determined in good faith by the Company’s board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 semi-monthly closing. The following table sets forth the number of shares of common stock repurchased by the Company during the years ended December 31, 2012, 2011 and 2010:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2010	April 1, 2010	11,142	100%	$9.360	$104
June 30, 2010	July 1, 2010	108,904	37%	9.360	1,019
September 30, 2010	October 1, 2010	108,904	54%	9.360	1,019
December 31, 2010	January 3, 2011	99,633	100%	9.585	955
March 31, 2011	April 1, 2011	158,258	100%	9.675	1,531
June 30, 2011	July 1, 2011	79,250	100%	9.675	767
September 30, 2011	October 3, 2011	121,088	100%	9.585	1,161
December 31, 2011	January 3, 2012	385,526	100%	9.585	3,695
March 31, 2012	April 2, 2012	411,815	100%	9.675	3,984
June 30, 2012	July 2, 2012	410,578	100%	9.720	3,991
September 30, 2012	October 1, 2012	672,064	100%	9.900	6,653

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Repurchase Program (continued)

On January 2, 2013, the Company repurchased 883,047 shares (representing 100% of shares tendered for repurchase) at $10.00 per share for aggregate consideration totaling $8,830.

Note 10. Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street entered into an additional amendment to the facility which extended the maturity date of the facility to December 22, 2013. Deutsche Bank is a lender and serves as administrative agent under the Broad Street credit facility. The Company paid certain fees to Deutsche Bank in connection with the establishment and amendment of the facility.

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

As of December 31, 2012 and 2011, $240,000 and $340,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. As of December 31, 2012, the Company had incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2012, $225 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.80% per annum as of December 31, 2012. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $8,517, $9,155 and $3,881 for the years ended December 31, 2012, 2011 and 2010, respectively, of which $958, $877 and $506, respectively, related to the amortization of deferred financing costs and $18, $0 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $8,143, $7,930 and $2,492 in interest expense for the years ended December 31, 2012, 2011 and 2010, respectively. The average borrowings under the credit facility for the years ended December 31, 2012, 2011 and 2010 were $368,023, $337,898 and $126,595, respectively, with a weighted average interest rate of 2.05%, 2.45% and 2.67%, respectively.

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

Note 11. JPM Financing

On September 26, 2012, through its two wholly-owned, special-purpose, bankruptcy-remote financing subsidiaries, Locust Street and Race Street, the Company entered into an amendment, or the September 2012 amendment, to its conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011. The September 2012 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $400,000 to $700,000; (ii) reduced the interest rate payable under the facility from three-month LIBOR plus 3.25% per annum to a fixed rate of 3.25% per annum; and (iii) extended the final repurchase date under the financing arrangement from July 15, 2015 to October 15, 2016. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $1,300,000 to Locust Street pursuant to an amended and restated asset transfer agreement the Company entered into with Locust Street, or the Locust Asset Transfer Agreement. Under the Locust Asset Transfer Agreement, as of December 31, 2012, the Company had sold loans to Locust Street for a purchase price of approximately $736,357, all of which consisted of the issuance to the Company of equity interests in Locust Street.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. JPM Financing (continued)

The loans held by Locust Street will secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to an amended and restated indenture, dated as of September 26, 2012, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued from time to time is $840,000. Principal on the Class A Notes will be due and payable on the stated maturity date of October 15, 2023. Interest on the Class A Notes accrues at a rate of three-month LIBOR plus a spread of 2.75% per annum. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

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

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of September 26, 2012, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $840,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $700,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than October 15, 2016. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing October 15, 2014, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. JPM Financing (continued)

The Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $600,000 to Race Street pursuant to an asset transfer agreement, dated as of September 26, 2012, between the Company and Race Street, or the Race Asset Transfer Agreement. The loans purchased by Race Street from the Company will secure the obligations of Race Street under the JPM Facility. Under the Race Asset Transfer Agreement, as of December 31, 2012, the Company had sold loans to Race Street for a purchase price of approximately $592,981, all of which consisted of the issuance to the Company of equity interests in Race Street.

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

In connection with the Class A Notes and the Indenture, Locust Street also entered into: (i) an amended and restated collateral management agreement with the Company, as collateral manager, dated as of September 26, 2012, pursuant to which the Company will manage the assets of Locust Street; and (ii) an amended and restated collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of September 26, 2012, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into a collateral management agreement with the Company, as collateral manager, dated as of September 26, 2012, pursuant to which the Company will manage the assets of Race Street.

As of December 31, 2012 and December 31, 2011, Class A Notes in the aggregate principal amount of $812,000 and $300,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $676,667 and $214,286, respectively. As of December 31, 2012 and 2011, the fair value of investments held by Locust Street was $1,307,933 and $576,830, respectively, which included investments purchased by Locust Street with proceeds from the issuance of Class A Notes. On February 1, 2013, an additional Class A Note in the principal amount of $28,000 was purchased by Race Street from Locust Street and subsequently sold to JPM for proceeds of $23,333. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2012 and 2011, Race Street’s liability under the JPM Facility was $676,667 and $214,286, respectively, plus $4,298 and $1,294, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2012, $279 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% and 3.66% per annum as of December 31, 2012 and 2011, respectively. The Company recorded interest expense of $14,753 and $2,179 for the years ended December 31, 2012 and 2011, respectively, of which $101 and $45, respectively, related to the amortization of deferred financing costs. The Company paid $11,648 and $840 in interest expense during the

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. JPM Financing (continued)

years ended December 31, 2012 and 2011, respectively. The average borrowings under the JPM Facility for the year ended December 31, 2012 and the period from July 21, 2011 through December 31, 2011 were $406,002 and $129,917, respectively, with a weighted average interest rate of 3.61% and 3.66%, respectively.

Amounts outstanding under the JPM Facility will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 12. Walnut Street Credit Facility

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

As of December 31, 2012, $235,364 was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2012, $3,292 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.70% per annum as of December 31, 2012. Interest is payable quarterly in arrears and commenced October 15, 2012. The Company recorded interest expense of $2,662 for the year ended December 31, 2012, of which $469 related to the amortization of deferred financing costs and $205 related to commitment fees on the unused portion of the credit

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Walnut Street Credit Facility (continued)

facility. The Company paid $684 in interest expense during the year ended December 31, 2012. The average borrowings under the Walnut Street credit facility for the period from June 27, 2012 to December 31, 2012 were $139,274, with a weighted average interest rate (including the effect of non-usage fees) of 3.07%.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2012, 2011, 2010 and 2009. The Company has omitted the financial highlights for the year ended December 31, 2008 since the Company did not commence operations until January 2, 2009:

	Year Ended December 31,
	2012	2011	2010	2009
Per Share Data:(1)
Net asset value, beginning of period	$9.35	$9.42	$9.10	$7.33
Results of operations(2)
Net investment income (loss)	0.59	0.76	0.40	0.48
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.86	(0.19)	0.81	2.09

Net increase (decrease) in net assets resulting from operations	1.45	0.57	1.21	2.57

Stockholder distributions(3)
Distributions from net investment income	(0.63)	(0.78)	(0.55)	(0.46)
Distributions from net realized gain on investments	(0.23)	(0.13)	(0.32)	(0.21)

Net decrease in net assets resulting from stockholder distributions	(0.86)	(0.91)	(0.87)	(0.67)

Capital share transactions
Issuance of common stock(4)	0.04	0.34	0.10	0.19
Repurchases of common stock(5)	—	—	—	—
Offering costs(2)	(0.01)	(0.07)	(0.07)	(0.09)
Reimbursement to investment adviser(2)	—	—	(0.10)	(0.32)
Capital contributions of investment adviser(2)	—	—	0.05	0.09

Net increase (decrease) in net assets resulting from capital share transactions	0.03	0.27	(0.02)	(0.13)

Net asset value, end of period	$9.97	$9.35	$9.42	$9.10

Shares outstanding, end of period	251,890,821	160,390,540	41,332,661	10,241,544

Total return(6)	15.83%	8.93%	13.08%	33.33%

Ratio/Supplemental Data:
Net assets, end of period	$2,511,738	$1,498,892	$389,232	$93,197

Ratio of net investment income to average net assets(7)	6.07%	8.10%	4.37%	5.60%

Ratio of accrued capital gains incentive fees to average net assets(7)	1.80%	(0.46% )	2.54%	0.45%

Ratio of subordinated income incentive fees to average net assets(7)	0.61%	0.00%	0.00%	0.00%

Ratio of interest expense to average net assets(7)	1.37%	1.29%	1.81%	0.00%

Ratio of operating expenses to average net assets(7)	7.67%	5.01%	9.89%	5.91%

Portfolio turnover	65.70%	72.28%	67.48%	46.45%

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Financial Highlights (continued)

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect the stock distributions discussed in Note 5.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(6)	The 2009 total return was calculated by taking the net asset value per share as of December 31, 2009, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2008. The 2010 total return was calculated by taking the net asset value per share as of December 31, 2010, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2009. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2010. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2012 and 2011. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$105,618	$84,015	$63,054	$50,535
Operating expenses
Total expenses	57,882	49,259	26,531	35,643

Net expenses	57,882	49,259	26,531	35,643

Net investment income	47,736	34,756	36,523	14,892
Realized and unrealized gain (loss)	33,218	87,011	8,545	67,518

Net increase (decrease) in net assets resulting from operations	$80,954	$121,767	$45,068	$82,410

Per share information-basic and diluted
Net investment income	$0.19	$0.14	$0.16	$0.08

Net increase (decrease) in net assets resulting from operations	$0.32	$0.49	$0.20	$0.45

Weighted average shares outstanding	250,840,624	248,310,640	230,531,738	180,149,424

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment income	$39,275	$33,295	$24,990	$17,924
Operating expenses
Total expenses(1)	16,543	4,986	10,683	11,908

Net expenses	16,543	4,986	10,683	11,908

Net investment income	22,732	28,309	14,307	6,016
Realized and unrealized gain (loss)	30,082	(67,795)	3,513	16,306

Net increase (decrease) in net assets resulting from operations	$52,814	$(39,486)	$17,820	$22,322

Per share information-basic and diluted
Net investment income	$0.16	$0.26	$0.19	$0.12

Net increase (decrease) in net assets resulting from operations	$0.37	$(0.37)	$0.24	$0.45

Weighted average shares outstanding	141,753,438	106,877,357	73,657,765	50,013,065

(1)	Commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for incentive fees to include unrealized gains in the calculation of the capital gains incentive fee expense. As a result, the Company recorded an additional $4,063 in capital gains incentive fees during this quarter, all of which was reversed during the quarter ended September 30, 2011 due to unrealized depreciation in the Company’s portfolio.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited) (continued)

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2012 and 2011. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 97.

Changes in Internal Control Over Financial Reporting

During our fourth quarter of 2012, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 22, 2013, Broad Street, Deutsche Bank and the other lenders party thereto entered into an amendment to the Broad Street credit facility which extended the maturity date of the Broad Street credit facility to December 22, 2013.

The foregoing summary of the amendment to the Broad Street credit facility is qualified in its entirety by the full text of the amendment, a copy of which is attached hereto as Exhibit 10.12 and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Information about the Board of Directors

A majority of the members of our board of directors are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or FB Advisor and are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Stock Market LLC. These individuals are referred to as our independent directors, or the Independent Directors. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of our board of directors that are not Independent Directors are referred to as interested directors, or the Interested Directors.

The following table sets forth certain information regarding the members of our board of directors:

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†
Gregory P. Chandler Age: 46 Director	Since 2008	Mr. Chandler has been Chief Financial Officer of Emtec, Inc., a publicly-traded Global information technology services provider, since May 2009. Mr. Chandler has also been a member of Emtec’s Board of Directors since 2005 where he served as Chairman of the Audit Committee from 2005 through 2009. He also currently serves on the board of trustees of FS Energy and Power Fund and has presided in that role since September 2010. He is also the Chairman of FS Energy and Power Fund’s audit committee and a member of FS Energy and Power Fund’s valuation committee and has presided in such roles since April 2011. Mr. Chandler presently serves as a director and Chairman of the audit committee of the RBB Funds and serves on the board of the Enterprise Center, a non-profit organization. Previously, he served as Managing Director, Investment Banking, at Janney Montgomery Scott LLC from 1999 to April 2009. From 1995-1999 , he was with PriceWaterhouse Coopers and its predecessor Coopers and Lybrand where he assisted companies in the “Office of the CFO Practice” and also worked as a Certified Public Accountant. During his tenure at PwC he spent the majority of his time in the Investment Company practice. Mr. Chandler served as a logistics officer with the United States Army for four years. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an MBA from Harvard Business School. He is also a Certified Public Accountant.	FS Energy and Power Fund; Emtec, Inc.; RBB Funds

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†
Mr. Chandler has extensive experience in valuations and in negotiating debt, equity and mergers and acquisitions transactions in a variety of industries with both public and private companies. Additionally, Mr. Chandler has experience managing the audits of mutual funds, hedge funds and venture capital funds. This experience has provided Mr. Chandler, in the opinion of our board of directors, with experience and insight which is beneficial to us.

Barry H. Frank Age: 74 Director	Since 2008

Mr. Frank is a partner in the law firm of Archer & Greiner, P.C. (formerly Pelino & Lentz, P.C.) where he has been a partner since he joined the firm in 2003. Prior to joining Archer & Greiner, P.C., Mr. Frank was a partner in the law firm of Schnader, Harrison, Segal & Lewis from 2000 through 2003. Previously, Mr. Frank had been a partner in the law firm of Mesirov, Gelman, Jaffe, Cramer & Jamieson from 1987 until 2000, when Mesirov Gelman merged with Schnader. From 1975 through 1987, Mr. Frank was a partner in the law firm of Pechner, Dorfman, Wolfe, Rounick & Cabot. Mr. Frank has focused his practice on business and corporate taxation and business and estate planning. Mr. Frank received a B.S. from Pennsylvania State University and a J.D. from the Temple University School of Law. Mr. Frank served on the board of directors of Deb Shops, Inc., formerly listed on NASDAQ, from 1989 through 2007. He also served on the audit committee of Deb Shops, Inc. from 1989 through October 2007 and was Chairman of the audit committee from 1989 through 2003.

Mr. Frank has extensive legal knowledge as a practicing attorney. Specifically, this includes his legal experience related to business and corporate taxation and business planning, as well as his service on the board and audit committee of a NASDAQ exchange-listed company. Mr. Frank provides experience our board of directors has deemed relevant to the duties required to be performed by our directors.

Deb Shops, Inc.

Michael J. Hagan Age: 50 Director	Since 2011	Since December 2009, Mr. Hagan has been the Chairman, President and Chief Executive Officer of LifeShield Security, Inc., or LifeShield, a leading wireless home security company. Prior to his employment by LifeShield, Mr. Hagan served as Chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as Chief Executive Officer of	American Financial Realty Trust; ICG Group, Inc.; NutriSystem, Inc.;

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

NutriSystem from 2002 to May 2008 and as President of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc., or Verticalnet, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from 2002 to 2005, President and Chief Executive Officer from 2001 to 2002, Executive Vice President and Chief Operating Officer from 2000 to 2001 and Senior Vice President prior to that time. Mr. Hagan has served on the board of directors of NutriSystem since February 2012, presiding in the role of Chairman of the Board since April 2012, and has also served on the board of directors of ICG Group, Inc. since June 2007. Mr. Hagan previously served as a director of NutriSystem from 2002 to November 2008 and Verticalnet from 1995 to January 2008. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University.

Mr. Hagan has significant experience as an entrepreneur and senior executive at public and private organizations. Mr. Hagan also has extensive experience in corporate finance, financial reporting and accounting and controls. This experience has provided Mr. Hagan, in the opinion of our board of directors, with experience and insight which is beneficial to us.

Jeffrey K. Harrow Age: 56 Director	Since 2010	Mr. Harrow has been Chairman of Sparks Marketing Group, Inc., or Sparks, since 2001. Mr. Harrow is responsible for both operating divisions of Sparks, which includes Sparks Custom Retail and Sparks Exhibits & Environments, with offices throughout the United States and China. Sparks’ clients include a number of Fortune 500 companies. Prior to joining Sparks, Mr. Harrow served as President and CEO of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the President, Chief Executive Officer and a Director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a	None

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. In addition to serving as a Board Member of Sparks, Mr. Harrow’s past directorships include service as a director of Cherry Hill National Bank, Hickory Travel Systems, Marlton Technologies and Ovation Travel Group and the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his BBA in 1979.

Mr. Harrow has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

Paul Mendelson Age: 66 Director	Since 2008	Mr. Mendelson served as the Chief Financial Officer of Lincoln Investment Planning, Inc., a broker-dealer and registered investment adviser, or Lincoln Investment, from 1994 until February 2011 and currently serves as a Senior Advisor for Business Development for Lincoln Investment. As Chief Financial Officer, Mr. Mendelson was responsible for all financial reporting, controls, planning and regulatory issues. His activities also included acquisitions, consulting with independent branch offices and negotiating contracts, and, as a member of the executive committee, he participated in strategic planning. Mr. Mendelson has served as a member of the board of directors of FS Investment Corporation II since February 2012, and also serves as Chairman of FS Investment Corporation II’s audit committee and as a member of its valuation committee. Mr. Mendelson previously served as a member of the board of trustees of FS Energy and Power Fund from September 2010 through March 2012, as well as a member of FS Energy and Power Fund’s audit committee and Chairman of its valuation committee from May 2011 through March 2012. From 1996 to 1999, Mr. Mendelson also led the technology and	FS Energy and Power Fund; FS Investment Corporation II

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

operations divisions of Lincoln Investment. Prior to joining Lincoln Investment in 1994, Mr. Mendelson spent 20 years in various positions, including Controller, Chief Financial Officer, Vice President, President and Trustee for a group of commonly-owned privately-held businesses, including manufacturing, retail, service and real estate. Prior to this, Mr. Mendelson spent two years with Arthur Andersen and Company, an international public accounting firm. Mr. Mendelson received a B.S. degree in Accounting from Lehigh University and an M.B.A. degree from the Wharton School of the University of Pennsylvania. He is a member of the American Institute of Certified Public Accountants and holds a Series 27 Securities License.

Mr. Mendelson has extensive experience concerning financial reporting, controls, planning and regulatory issues by virtue of his previous position as Chief Financial Officer of a broker/ dealer and registered investment adviser and various other positions he held during the twenty years prior thereto. Additionally, our board of directors considered his B.S. degree in accounting and his M.B.A. as beneficial to us.

Thomas J. Ridge Age: 67 Director	Since 2011	Mr. Ridge is President and Chief Executive Officer of Ridge Global LLC, a global strategic consulting company. He has held that position since July 2006. He served as Secretary of the United States Department of Homeland Security from January 2003 through January 2005, and Assistant to the President for Homeland Security (an Executive Office created by President George W. Bush) from October 2001 through December 2002. He served as Governor of the Commonwealth of Pennsylvania from January 1995 through October 2001 and in the U.S. House of Representatives from January 1983 through January 1995. He is also a director of The Hershey Company since November 2007, serving on the finance and risk management and governance committees, Exelon Corporation since May 2005, serving on the energy delivery oversight committee and the risk oversight committee, and a Director of Lifelock since 2012. Governor Ridge previously served as a director of Brightpoint, Inc. from September 2009 through 2012, serving on the strategy committee, Geospatial Holdings, Inc. from April 2010 through 2012 and Vonage Holdings Corp. from August 2006 through April 2010, where he served on the nominating and governance and compensation committees. He also	The Hershey Company; Exelon Corporation; Brightpoint, Inc.; Geospatial Holdings, Inc.; Lifelock; Vonage Holdings Corp.

INDEPENDENT DIRECTORS

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

previously served as a director of Home Depot Corporation from May 2005 to May 2007, where he served on the nominating and corporate governance committee and on the information technology advisory council. Governor Ridge holds a bachelor’s degree, cum laude, from Harvard University and a Juris Doctor degree from The Dickinson School of Law of The Pennsylvania State University.

Governor Ridge has significant experience in governmental service at the federal and state level, has served as a member of various boards for publicly-traded companies and is a recognized leader in both government and industry. This experience has provided Governor Ridge, in the opinion of our board of directors, with experience and insight which is beneficial to us.

INTERESTED DIRECTORS(3)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†
Michael C. Forman Age: 52 Chairman of the Board, President and Chief Executive Officer	Since 2007	Mr. Forman has served as our Chairman, President and Chief Executive Officer since our inception and as the Chairman and Chief Executive Officer of FB Advisor since its inception. Mr. Forman also currently serves as Chairman, President and Chief Executive Officer of FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II and FSIC II Advisor, LLC, and has presided in such roles since each entity’s inception in September 2010, September 2010, July 2011 and November 2011, respectively. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. In May 2007, Mr. Forman co-founded Franklin Square Holdings. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia-based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several	FS Energy and Power Fund; FS Investment Corporation II

INTERESTED DIRECTORS(3)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of a number of civic and charitable boards, including The Franklin Institute (Executive Committee Member), the University of the Arts (Executive Committee Member), the Vetri Foundation for Children (Chairman), the executive committee of the Greater Philadelphia Alliance for Capital and Technologies (PACT), and Murex Investments, Inc., a Pennsylvania-based economic development/venture capital firm, where he chairs the investment committee. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including FB Advisor, which serves as our investment adviser. Our board of directors believes Mr. Forman’s experience and his positions as our and FB Advisor’s Chief Executive Officer make him a significant asset to us.

David J. Adelman Age: 41 Director	Since 2008	Mr. Adelman is our Vice-Chairman and the Vice-Chairman of FB Advisor. He also currently serves as the Vice-Chairman of FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II and FSIC II Advisor, LLC and has presided in such role since each entity’s inception in September 2010, September 2010, July 2011 and November 2011, respectively. Mr. Adelman has significant managerial and investment experience and has served as the president and Chief Executive Officer of Philadelphia-based Campus Apartments, Inc., or Campus Apartments, since 1997. Campus Apartments develops, manages, designs and privately finances more than 220 upscale housing facilities for colleges and universities across the United States. In 2006, Campus Apartments entered into a $1.1 billion venture with GIC Real Estate Pte Ltd., the real estate investment arm of the Government of Singapore Investment Corporation, in which Campus Apartments uses the venture’s capital to acquire, develop, operate and manage student housing projects across the United States. In addition to his duties as President and Chief Executive Officer of Campus	FS Energy and Power Fund; FS Investment Corporation II; ICG Group, Inc.

INTERESTED DIRECTORS(3)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

Apartments, Mr. Adelman has been the Chief Executive Officer of Campus Technologies, Inc. since 2001, the Vice-Chairman of University City District board of directors since 1997, board member of ICG Group, Inc, and member of the National Multi Family Council (NMHC) and the Young President’s Organization. Mr. Adelman formerly served as a board member of Hyperion Bank and on the executive committee of the Urban Land Institute’s Philadelphia Chapter. Mr. Adelman is also an active private investor and entrepreneur, having co-founded Franklin Square Holdings with Mr. Forman. Mr. Adelman received his B.A. in Political Science from Ohio State University.

Mr. Adelman serves as Vice-Chairman of FB Advisor and, together with Mr. Forman, is responsible for implementing our investment strategy. Mr. Adelman has substantial management, operational and financial expertise generated through his leadership roles for public and private companies, including his service as President and Chief Executive Officer of Campus Apartments. Mr. Adelman also serves on our board of directors and in other leadership roles for various charitable and civic organizations. These varied activities have provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

Thomas J. Gravina Age: 51 Director	Since 2009	Mr. Gravina currently serves as Executive Chairman of GPX Enterprises, L.P., a private investment firm, and its affiliates, including GPX Realty Partners, L.P., a private real estate and investment advisory firm, and has served in such capacities since co-founding GPX Enterprises, L.P. in 2006. He also currently serves on the board of trustees of FS Energy and Power Fund and has presided in that role since September 2009. He is a member of FS Energy and Power Fund’s nominating and corporate governance committee and has presided in that role since April 2011. He was also a member of FS Investment Corporation’s audit committee from January 2010 to September 2011. Mr. Gravina also currently serves as Chairman and Chief Executive Officer of EvolveIP Holdings, LLC, a cloud based technology provider, which he co-founded in 2007. Previously, from 2000 to 2005, Mr. Gravina served as President and	FS Energy and Power Fund

INTERESTED DIRECTORS(3)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

Chief Executive Officer and Director of ATX Communications, Inc., a NASDAQ publicly-traded communications company. Mr. Gravina also served as Chairman of the board of directors of ATX Communications, Inc. from 2005 to 2006. Mr. Gravina led the multi-billion dollar merger in 2000 between publicly-traded CoreComm Limited and Voyager.net, and privately-held ATX Telecommunications Services, of which he was Co-Chief Executive Officer and Co-Founder since 1987. Mr. Gravina is a member of the board of trustees, Chairman of the audit and foundation committees and is a member of the finance committee of the Philadelphia College of Osteopathic Medicine and is a member of other charitable and civic boards. Mr. Gravina received his B.S. in Business Administration from Villanova University.

Mr. Gravina has served as a member of various boards, including public company and charitable and civic organizations. In addition, his service as Chairman of both public and private companies, including a private investment firm that he co-founded, have provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

Michael Heller Age: 48 Director	Since 2008	Mr. Heller is a shareholder at the law firm of Cozen O’Connor, where he currently serves as the firm’s President and Chief Executive Officer, and has served in such capacity since January 1, 2013. Immediately prior to that, Mr. Heller was the President and Executive Partner of Cozen O’Connor. He also currently serves on the board of trustees of FS Energy and Power Fund and board of directors of FS Investment Corporation II and has presided in such roles since September 2010 and February 2012, respectively. He also has served as the Chairman of FS Energy and Power Fund’s nominating and corporate governance committee and as a member of its valuation committee since April 2011. He is also Chairman of FS Investment Corporation II’s nominating and corporate governance committee and has presided in that role since February 2012. Mr. Heller is a corporate and securities lawyer, whose practice is devoted to representing private equity and venture capital funds as well as counseling entrepreneurs and middle-market businesses in various corporate matters, including the structuring of	FS Energy and Power Fund; FS Investment Corporation II

INTERESTED DIRECTORS(3)

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past Five Years	Other Public Directorships Held by Director During the Past Five Years†

capital-raising transactions and merger and acquisition transactions. Prior to becoming the President and Chief Executive Officer of Cozen O’Connor, Mr. Heller was the Chairman of the Business Law Department from January 2007, and he served as Vice-Chairman of the Cozen O’Connor’s Business Law Department from 2002 until January 2007. Mr. Heller is a member of the board of directors of Cozen O’Connor, Hanover Fire and Casualty Insurance Company, a privately held property and casualty insurance company, and a member of the board of trustees of Thomas Jefferson University Hospital. Mr. Heller received a B.S. in Accounting, summa cum laude, from The Pennsylvania State University, and a J.D., magna cum laude, from Villanova University, where he was a Law Review editor and a member of the Order of the Coif.

Mr. Heller has extensive experience in corporate and securities law matters and has represented various private equity and venture capital funds. Further, Mr. Heller serves on the boards of several private companies and civic and charitable organizations. These activities have provided him, in the opinion of our board of directors, with experience and insight which is beneficial to us.

†	Includes directorships held in (1) any investment companies registered under the 1940 Act, (2) any company with a class of securities registered pursuant to Section 12 of the Exchange Act and (3) any company subject to the requirements of Section 15(d) of the Exchange Act.

(1)	The address for each director is c/o FS Investment Corporation, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

(2)	Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified.

(3)	“Interested person” of FS Investment Corporation as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Adelman are each an “interested person” because of their affiliation with FB Advisor. Messrs. Heller and Gravina are “interested persons” because of material professional relationships they have with Mr. Forman.

Executive Officers

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years
Salvatore Faia Age: 50 Chief Compliance Officer	Since 2008

Mr. Faia has served as our Chief Compliance Officer since May 2008. Mr. Faia also serves as Chief Compliance Officer of FS Investment Corporation II and FS Energy and Power Fund, and has presided in such roles since July 2011 and April 2011, respectively. Also, Mr. Faia served as Chief Compliance Officer for FB Advisor from November 2008 to December 2010. Since 2004, Mr. Faia has served as the president of Vigilant Compliance, LLC, a full service compliance firm serving mutual funds and the investment industry. In connection with his role as president of Vigilant Compliance, he currently serves as Chief Compliance Officer for a number of mutual funds and investment advisers. Mr. Faia has also served as Trustee to EIP Growth and Income Fund since May 2005.

From 2002 to 2004, Mr. Faia served as senior legal counsel for PFPC Worldwide, Inc., and from 1997 to 2001 he was a partner with Pepper Hamilton LLP. Mr. Faia has extensive experience with mutual funds, hedge funds, investment advisers, broker-dealers and the investment management industry. In addition to being an experienced attorney with respect to the 1940 Act and the Advisers Act, he is a Certified Public Accountant and holds various Financial Industry Regulatory Authority Securities Licenses. Mr. Faia is a Member of the Investment Company Institute’s Chief Compliance Officer Committee. Mr. Faia graduated from the University of Pennsylvania Law School with his J.D., and received his degree in accounting and finance from La Salle University.

William Goebel Age: 38 Chief Financial Officer	Since 2011	Mr. Goebel has served as our Chief Financial Officer since February 2010. Mr. Goebel also serves as Chief Financial Officer of FS Investment Corporation II, and has presided in such role since July 2011, and served as Chief Financial Officer of FS Energy and Power Fund from February 2011 to November 2012. Prior to joining FS Investment Corporation, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker, in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation.

Zachary Klehr Age: 34 Executive Vice President	Since 2012	Mr. Klehr has served as our Executive Vice President since January 2013. Mr. Klehr also currently serves as executive vice president of FS Energy and Power Fund and FS Investment Corporation II and has presided in such roles since January 2013. Mr. Klehr has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FB Advisor, FS Investment Advisor and FSIC II Advisor, LLC, since the later of

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years

February 2011 or such entity’s inception date, including as executive vice president since September 2012. In this role, he focuses on fund administration, portfolio management, fund operations, research, education and communications. Prior to joining Franklin Square Holdings, Mr. Klehr served as a Vice President at Versa Capital Management, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle-market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the Executive Office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an Associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and serves on the board of trustees of The Philadelphia School where he is a member of the executive, governance, advancement, finance and investment committees.

Gerald F. Stahlecker Age: 47 Executive Vice President	Since 2010	Mr. Stahlecker has served as our Executive Vice President since April 2010 and has served as Executive Vice President of FB Advisor and Franklin Square Holdings since January 2010. Mr. Stahlecker also serves as Executive Vice President of FS Energy and Power Fund, FS Investment Advisor, LLC, FS Investment Corporation II and FSIC II Advisor, LLC, and has presided in such roles since the inception of the respective entities in September 2010, September 2010, July 2011 and November 2011, respectively. Mr. Stahlecker was a member of our board of directors and served as a member of the audit committee and as Chairman of the valuation committee from our inception to December 2009 when he resigned as a director in order to join our affiliates, FB Advisor and Franklin Square Holdings. Mr. Stahlecker is a former founding partner of Radcliffe Capital Management, L.P., or Radcliffe, an SEC-registered investment advisory firm which manages the Radcliffe Funds, a family of Cayman Islands-based, master-feeder structured hedge funds, as well as separately managed accounts for an institutional investor base. Radcliffe pursues convertible arbitrage, high-yield debt, special situations and event-driven investment strategies. From its founding in October 2002 until selling his interest in Radcliffe in July 2009, Mr. Stahlecker served as Managing Director and Chief Operating Officer of Radcliffe and was the co-chair of its investment committee. Prior to co-founding Radcliffe and its affiliated entities, from May 1998 through October 2002, Mr. Stahlecker served as an officer and director of Rose Glen Capital Management, L.P., or Rose Glen, a predecessor to Radcliffe.

Name, Address, Age and Position(s) with Company(1)	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years

Rose Glen managed hedge funds focusing on directly- negotiated, structured debt and equity investments in public companies. Mr. Stahlecker has extensive experience in structuring and negotiating investment transactions on behalf of investors and issuers and has participated in numerous distressed and special situation restructurings on behalf of investors.

From 1992 to 1998, Mr. Stahlecker was an attorney at Klehr, Harrison, Harvey, Branzburg & Ellers, LLP, a Philadelphia-based law firm, where he practiced corporate and securities law. While at Klehr, Harrison, Mr. Stahlecker represented hedge funds, venture capital funds and other institutional investors pursuing structured equity and debt investments in public and private companies. Prior to attending law school, from 1987 to 1989, Mr. Stahlecker worked as a senior analyst at Furash & Company, a consulting boutique in Washington, D.C., where he advised banks and other financial institutions regarding mergers and acquisitions, restructurings, asset/liability management and strategic planning. Mr. Stahlecker received his B.S. in Industrial Management, with concentrations in Finance and Strategic Planning, from Carnegie Mellon University and his J.D. from Villanova University Law School, where he was an Editor of the Villanova University Environmental Law Journal. Mr. Stahlecker previously served on the board of trustees of The Philadelphia School and was a member of its advancement, finance and investment committees.

Stephen S. Sypherd Age: 36 Vice President, Treasurer and Secretary	Since 2013	Mr. Sypherd has served as our Vice President, Treasurer and Secretary since January 2013. Mr. Sypherd also currently serves as vice president, treasurer and secretary of FS Energy and Power Fund and FS Investment Corporation II and has presided in such roles since January 2013. Mr. Sypherd has also served in various senior officer capacities for Franklin Square Holdings and its affiliated investment advisers, FB Advisor, FS Investment Advisor, LLC and FSIC II Advisor, LLC, since the later of August 2010 or such entity’s inception date, including as senior vice president since December 2011 and general counsel since January 2013. He is responsible for legal and compliance matters across all entities and investment products of Franklin Square Holdings. Prior to joining Franklin Square Holdings, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal.

(1)	The address for each officer is c/o FS Investment Corporation, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our shares, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and officers, we believe that during the fiscal year ended December 31, 2012, all Section 16(a) filings applicable to such persons were timely filed.

Code of Ethics

We and FB Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act, which applies to, among others, our officers, including our Chief Executive Officer and Chief Financial Officer, as well as the members of our board of directors. We have attached our code of ethics as an exhibit to our current report on Form 8-K filed with the SEC on December 17, 2012. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorp.com by clicking on “Corporate Governance” at the bottom of the page and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any amendments to or waivers of required provisions of our code of ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

We have established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Frank and Mendelson, each an Independent Director. Our board of directors has determined that Messrs. Chandler and Mendelson are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

Item 11.	Executive Compensation

Executive Compensation

Our executive officers do not receive any direct compensation from us.

Our board of directors has not established a standing compensation committee because our executive officers do not receive any direct compensation from us. Our board of directors, as a whole, participates in the consideration of director compensation and decisions on director compensation are based on, among other things, a review of data of comparable BDCs.

Director Compensation

Prior to us satisfying the minimum offering requirement, our directors were not entitled to compensation. Subsequent to our satisfaction of the minimum offering requirement in January 2009, our directors who do not also serve in an executive officer capacity for us or FB Advisor became entitled to receive an annual cash retainer of $25,000.

On March 14, 2011, our board of directors approved a fee arrangement, effective as of January 1, 2011, which applies to those directors who do not also serve in an executive officer capacity for us or FB Advisor. These directors are Messrs. Chandler, Frank, Gravina, Hagan, Harrow, Heller, Mendelson and Ridge. The fee

arrangement provides for a sliding scale of annual cash retainer fees, fees for attending meetings of our board of directors and its committees and annual fees for serving as a committee chairperson, determined based on our net asset value as of the end of each fiscal quarter. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value Fee	Annual Cash Retainer Fee	Board/Committee Meeting Fee	Annual Chairperson
$0 to $100 million	$0	$0	$0
$100 million to $300 million	25,000	1,000	5,000
$300 million to $500 million	40,000	1,000	5,000
$500 million to $1 billion	60,000	1,500	20,000
> $1 billion	80,000	2,500	25,000

We will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board of directors meeting and each committee meeting not held concurrently with a board of directors meeting.

We do not pay compensation to our directors who also serve in an executive officer capacity for us or FB Advisor. Our directors waived all compensation and reimbursements through June 30, 2009.

The table below sets forth the compensation received by each director from us for the fiscal year ended December 31, 2012:

Director	Fees Earned or Paid in Cash	Total Compensation
David J. Adelman	$—	$—
Gregory P. Chandler	137,500	137,500
Michael C. Forman	—	—
Barry H. Frank	137,500	137,500
Thomas J. Gravina	127,500	127,500
Michael J. Hagan	90,000	90,000
Jeffrey K. Harrow	100,000	100,000
Michael Heller	112,500	112,500
Paul Mendelson	112,500	112,500
Thomas J. Ridge	87,500	87,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2013, the beneficial ownership of the members of our board of directors, our executive officers, each person known to us to beneficially own 5% or more of our outstanding common stock and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 25, 2013. Ownership information for those persons who beneficially own 5% or more of our outstanding common stock is based upon information furnished by our transfer agent and other information provided by such persons, if available.

	Shares Beneficially Owned as of March 25, 2013
Name and Address of Beneficial Owner(1)	Number of Shares(2)	Percentage(3)
Interested Directors:

Michael C. Forman(4)	135,111.77		*
David J. Adelman	34,062.86		*
Thomas J. Gravina	—		*
Michael Heller	14,168.65		*

Independent Directors:

Gregory P. Chandler	—		*
Barry H. Frank(5)	54,242.54		*
Michael J. Hagan	—		*
Jeffrey K. Harrow	—		*
Paul Mendelson	6,782.73		*
Thomas J. Ridge	—		*

Executive Officers:

Salvatore Faia	—		*
William Goebel	—		*
Zachary Klehr	5,923.28		*
Gerald F. Stahlecker	—		*
Stephen S. Sypherd	—		*

All Executive Officers and Directors as a group (15 persons)	250,291.83		*

*	Less than one percent.

(1)	The address of each beneficial owner is c/o FS Investment Corporation, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

(2)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(3)	Based on a total of 253,646,435 shares issued and outstanding on March 25, 2013.

(4)	Includes 5,055.53 shares held in trust; 8,319.41 shares held by spouse in trust; 2,089.68 shares held for the benefit of minor children in trust; and 7,380.67 shares held in a 401(k) account.

(5)	Includes 25,489.52 shares held in an IRA account; 25,426.29 shares held by spouse in an IRA account; and 3,326.73 shares held in a joint account with spouse.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy with Respect to Approval of Related Party Transactions

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. For example, our code of ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of us. Waivers to the code of ethics for any executive officer or member of our board of directors must be approved by our board of directors and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event, all future transactions with our affiliates will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of our board, including a majority of the Independent Directors.

Related Party Transactions (amounts presented in thousands)

Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of the our gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 8.0% hurdle rate, and 20% of net realized capital gains, if applicable.

We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. Management fees are paid on a quarterly basis in arrears. During the year ended December 31, 2012, we accrued $68,059 in base management fees payable to FB Advisor. We paid $56,124 of these fees during the year ended December 31, 2012. As of December 31, 2012, $21,507 in base management fees were payable to FB Advisor.

The subordinated incentive fee on income is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. During the three months ended December 31, 2012, we accrued a subordinated incentive fee on income of $13,393 based upon the performance of our portfolio and paid FB Advisor $0 in respect of such fee. As of December 31, 2012, $13,393 was payable to FB Advisor in respect of the subordinated incentive fee on income.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains.

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

During the year ended December 31, 2012, we incurred administrative services expenses of $5,297 attributable to FB Advisor, of which $4,772 related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid FB Advisor $4,504 for the services rendered under this arrangement during the year ended December 31, 2012. As of December 31, 2012, there was $947 in administrative services expense payable to FB Advisor.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. During the year ended December 31, 2012, FS2 retained $15,842 for selling commissions and dealer manager fees in connection with the sale of our common stock.

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

Independence of Board of Directors

A majority of the members of our board of directors are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or FB Advisor and are “independent” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market LLC. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us.

Our board of directors is currently comprised of ten directors, six of whom are Independent Directors. Our board of directors has determined that the following directors are Independent Directors: Messrs. Chandler, Frank, Hagan, Harrow, Mendelson and Ridge. Based upon information requested from each director concerning his background, employment and affiliations, our board of directors has affirmatively determined that none of the Independent Directors has, or within the last two years had, a material business or professional relationship with us, other than in his capacity as a member of our board of directors or any committee or as a stockholder.

Our board of directors has three standing committees: an Audit Committee, a Valuation Committee and a Nominating and Corporate Governance Committee. The current members of our Audit Committee are Messrs. Chandler (Chairman), Frank and Mendelson. The current members of our Valuation committee are Messrs. Chandler, Frank (Chairman), Heller and Mendelson. The current members of our Nominating and Corporate Governance Committee are Messrs. Gravina (Chairman), Harrow and Heller, of whom Messrs. Heller and Gravina are each an Interested Director.

Item 14.	Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to us by McGladrey LLP, or McGladrey, for professional services performed for the fiscal years ended December 31, 2012 and 2011:

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2012	$465,157	$35,740	—	$54,150
2011(1)	556,491	159,624	—	15,000

(1)	The fees for the fiscal year ended December 31, 2011 include amounts billed after December 31, 2011, but that relate to services rendered by McGladrey LLP for the fiscal year ended December 31, 2011.

Audit-Related Fees. The audit-related fees are those fees billed to us by McGladrey for services provided by McGladrey or fees billed for expenses relating to the review by McGladrey of our registration statements filed with the SEC pursuant to the Securities Act.

All Other Fees. All other fees are those fees billed to us by McGladrey in connection with permitted non-audit services.

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by our independent registered public accounting firm for audit services and permitted non-audit services for us and for permitted non-audit services for FB Advisor and any affiliates thereof that provide services to us if such non-audit services have a direct impact on the operations or financial reporting of us. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to our Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of our Audit Committee. However, our Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by McGladrey to management. All of the audit and non-audit services described above for which McGladrey billed us for the fiscal years ended December 31, 2012 and 2011 were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus filed pursuant to Rule 497 (File No. 333-174784) filed on November 1, 2011.)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of January 1, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.)

4.3	Amended and Restated Distribution Reinvestment Plan, effective as of June 29, 2012. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 15, 2012.)

4.4	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.12*	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch.

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.18	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.19	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.20	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.21	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.23	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.25	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.28	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.29	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.30	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.31	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.33	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.35	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.37	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.39	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.40	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.41	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.42	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.43	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.44	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.45	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.46	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.47	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.48	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.49	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.50	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: March 28, 2013	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 28, 2013	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2013	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 28, 2013	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 28, 2013	/s/ GREGORY P. CHANDLER Gregory P. Chandler Director

Date: March 28, 2013	/s/ BARRY H. FRANK Barry H. Frank Director

Date: March 28, 2013	/s/ THOMAS J. GRAVINA Thomas J. Gravina Director

Date: March 28, 2013	/s/ MICHAEL J. HAGAN Michael J. Hagan Director

Date: March 28, 2013	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director

Date: March 28, 2013	/s/ MICHAEL HELLER Michael Heller Director

Date: March 28, 2013	/s/ PAUL MENDELSON Paul Mendelson Director

Date: March 28, 2013	/s/ THOMAS J. RIDGE Thomas J. Ridge Director