Form 10-Q
period 2013-03-31
FS Investment CORP
filed 2013-05-15
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 254,341,184 shares of common stock outstanding as of May 14, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$3,957,033 and $3,825,244, respectively)	$4,084,029	$3,934,722
Cash	362,896	338,895
Receivable for investments sold and repaid	21,134	20,160
Interest receivable	52,460	44,711
Deferred financing costs	6,930	7,735
Prepaid expenses and other assets	411	530

Total assets	$4,527,860	$4,346,753

Liabilities
Payable for investments purchased	$182,608	$79,420
Credit facilities payable	978,646	973,046
Repurchase agreement payable(1)	700,000	676,667
Stockholder distributions payable	17,121	17,003
Management fees payable	24,342	21,507
Accrued capital gains incentive fees(2)	35,168	39,751
Subordinated income incentive fees payable(2)	15,601	13,393
Administrative services expense payable	1,545	947
Interest payable	9,489	10,242
Other accrued expenses and liabilities	2,664	3,039

Total liabilities	1,967,184	1,835,015

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 253,646,574 and 251,890,821 shares issued and outstanding, respectively	254	252
Capital in excess of par value	2,415,470	2,397,826
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(3)	2,467	—
Accumulated undistributed (distributions in excess of) net investment income(3)	15,493	4,307
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	126,992	109,353

Total stockholders’ equity	2,560,676	2,511,738

Total liabilities and stockholders’ equity	$4,527,860	$4,346,753

Net asset value per share of common stock at period end	$10.10	$9.97

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Investment Income
Interest income	$102,214	$47,949
Fee income	7,764	2,586
Dividend income	66	—

Total investment income	110,044	50,535

Operating expenses
Management fees	22,206	12,204
Capitals gains incentive fees(1)	6,350	14,801
Subordinated income incentive fees(1)	14,228	—
Administrative services expenses	1,436	903
Stock transfer agent fees	890	940
Accounting and administrative fees	365	421
Interest expense	12,136	5,181
Other general and administrative expenses	1,704	1,193

Total operating expenses	59,315	35,643

Net investment income	50,729	14,892

Realized and unrealized gain/loss
Net realized gain (loss) on investments	14,171	(3,102)
Net realized gain (loss) on total return swap(2)	—	5,074
Net realized gain (loss) on foreign currency	(63)	17
Net change in unrealized appreciation (depreciation) on investments	17,518	61,017
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	4,512
Net change in unrealized gain (loss) on foreign currency	121	—

Total net realized and unrealized gain (loss) on investments	31,747	67,518

Net increase (decrease) in net assets resulting from operations	$82,476	$82,410

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.33	$0.45

Weighted average shares outstanding	252,606,873	180,149,424

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operations
Net investment income (loss)	$50,729	$14,892
Net realized gain (loss) on investments, total return swap and foreign currency(1)	14,108	1,989
Net change in unrealized appreciation (depreciation) on investments	17,518	61,017
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	4,512
Net change in unrealized gain (loss) on foreign currency	121	—

Net increase (decrease) in net assets resulting from operations	82,476	82,410

Stockholder distributions(2)
Distributions from net investment income	(39,543)	(37,014)
Distributions from net realized gain on investments	(11,641)	—

Net decrease in net assets resulting from stockholder distributions	(51,184)	(37,014)

Capital share transactions
Issuance of common stock	—	394,472
Reinvestment of stockholder distributions	26,476	17,206
Repurchases of common stock	(8,830)	(3,695)
Offering costs	—	(1,515)

Net increase in net assets resulting from capital share transactions	17,646	406,468

Total increase in net assets	48,938	451,864
Net assets at beginning of period	2,511,738	1,498,892

Net assets at end of period	$2,560,676	$1,950,756

Accumulated undistributed (distributions in excess of) net investment income(2)	$15,493	$(20,838)

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$82,476	$82,410
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(649,916)	(561,430)
Paid-in-kind interest	(1,413)	—
Proceeds from sales and repayments of investments	543,817	219,584
Net realized (gain) loss on investments	(14,171)	3,102
Net change in unrealized (appreciation) depreciation on investments	(17,518)	(61,017)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(4,512)
Accretion of discount	(10,106)	(3,080)
Amortization of deferred financing costs	805	221
(Increase) decrease in due from counterparty	—	(56,883)
(Increase) decrease in receivable for investments sold and repaid	(974)	(2,573)
(Increase) decrease in interest receivable	(7,749)	(9,434)
(Increase) decrease in receivable due on total return swap(1)	—	(1,259)
(Increase) decrease in prepaid expenses and other assets	119	113
Increase (decrease) in payable for investments purchased	103,188	21,430
Increase (decrease) in management fees payable	2,835	3,573
Increase (decrease) in accrued capital gains incentive fees	(4,583)	14,801
Increase (decrease) in subordinated income incentive fees payable	2,208	—
Increase (decrease) in administrative services expense payable	598	729
Increase (decrease) in interest payable	(753)	1,085
Increase (decrease) in other accrued expenses and liabilities	(375)	1,168

Net cash used in operating activities	28,488	(351,972)

Cash flows from financing activities
Issuance of common stock	—	394,357
Reinvestment of stockholder distributions	26,476	17,206
Repurchases of common stock	(8,830)	(3,695)
Offering costs	—	(1,515)
Stockholder distributions	(51,066)	(34,214)
Borrowings under credit facilities(2)	5,600	—
Borrowings under repurchase agreement(3)	23,333	85,714
Deferred financing costs paid	—	(1,027)

Net cash provided by financing activities	(4,487)	456,826

Total increase in cash	24,001	104,854
Cash at beginning of period	338,895	210,714

Cash at end of period	$362,896	$315,568

Supplemental disclosure
Local and excise taxes paid	$821	$—

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2013 and 2012, the Company paid $6,934 and $2,236, respectively, in interest expense on the credit facilities.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2013 and 2012, the Company paid $5,150 and $1,639, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—77.6%
A.P. Plasman Inc., L+850, 1.5% LIBOR Floor, 12/29/16(f)(h)(j)	Capital Goods	$52,663	$51,825	$54,506
AccentCare, Inc., L+500, 1.5% LIBOR Floor, 12/22/16(d)	Health Care Equipment & Services	2,017	1,838	1,298
Advantage Sales & Marketing Inc., L+325, 1.0% LIBOR Floor, 12/18/17(d)	Commercial & Professional Services	4,539	4,532	4,597
Alcatel-Lucent USA Inc., L+525, 1.0% LIBOR Floor, 7/31/16(d)(e)(j)	Technology Hardware & Equipment	1,538	1,531	1,563
Alcatel-Lucent USA Inc., L+625, 1.0% LIBOR Floor, 1/30/19(d)(e)(j)	Technology Hardware & Equipment	8,200	8,159	8,338
Allied Security Holdings, LLC, L+400, 1.3% LIBOR Floor, 2/3/17(d)	Commercial & Professional Services	3,842	3,825	3,884
Amaya Holdings Corp., L+775, 1.3% LIBOR Floor, 11/5/15(d)(h)(j)	Consumer Services	24,688	24,362	25,058
American & Efird Global, LLC, L+900, 1.5% LIBOR Floor, 12/21/16(f)(h)	Consumer Durables & Apparel	43,216	42,352	44,296
American Racing and Entertainment, LLC, Term Loan A, L+700, 6/30/14(f)	Consumer Services	14,250	14,250	14,321
American Racing and Entertainment, LLC, Term Loan B, 9.0%, 6/30/14(f)	Consumer Services	7,750	7,750	7,847
American Racing and Entertainment, LLC, Term Loan C, 9.0%, 6/30/14(f)	Consumer Services	500	500	506
Applied Systems, Inc., L+400, 1.5% LIBOR Floor, 12/8/16(d)	Software & Services	3,497	3,482	3,523
Ardent Medical Services, Inc., L+525, 1.5% LIBOR Floor, 5/23/18(d)(e)	Health Care Equipment & Services	8,467	8,385	8,636
Aspect Software, Inc., L+525, 1.8% LIBOR Floor, 5/6/16(d)	Software & Services	6,765	6,593	6,863
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17(d)(e)	Software & Services	11,199	11,004	11,350
Audio Visual Services Group, Inc., L+550, 1.3% LIBOR Floor, 11/9/18(d)	Technology Hardware & Equipment	3,988	4,000	3,988
Avaya Inc., L+450, 10/26/17(d)(e)	Technology Hardware & Equipment	8,986	8,219	8,503
Avaya Inc., L+675, 1.3% LIBOR Floor, 3/31/18(d)(i)	Technology Hardware & Equipment	15,000	15,075	15,123
Barbri, Inc., L+450, 1.5% LIBOR Floor, 6/16/17(d)	Consumer Services	3,227	3,220	3,235
Barrington Broadcasting Group LLC, L+600, 1.5% LIBOR Floor, 6/14/17(f)	Media	2,577	2,515	2,604
Blackboard Inc., L+475, 1.5% LIBOR Floor, 10/4/18(d)(f)(h)	Software & Services	18,282	18,349	18,579
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)(h)	Energy	24,375	23,694	24,680
Brasa (Holdings) Inc., L+625, 1.3% LIBOR Floor, 7/19/19(d)	Consumer Services	5,804	5,736	5,848
Bushnell Inc., L+425, 1.5% LIBOR Floor, 8/24/15(d)	Consumer Durables & Apparel	7,581	7,362	7,605
Caesars Entertainment Operating Co., L+425, 1/26/18(d)(e)(f)(j)	Consumer Services	15,302	13,430	14,042
Calceus Acquisition, Inc., L+450, 1.3% LIBOR Floor, 1/31/20(d)	Retailing	3,333	3,317	3,381
Cannery Casino Resorts, LLC, L+475, 1.3% LIBOR Floor, 10/2/18(d)	Consumer Services	3,980	3,943	4,056
Capital Vision Services, LLC, PRIME+625, 1.3% PRIME Floor, 12/3/17(f)(h)	Health Care Equipment & Services	17,153	17,153	17,325
Capital Vision Services, LLC, L+100, 12/3/17	Health Care Equipment & Services	2,804	2,804	2,832
CCM Merger, Inc., L+475, 1.3% LIBOR Floor, 3/1/17(d)	Consumer Services	4,732	4,683	4,786
Cengage Learning Acquisitions, Inc., L+250, 7/3/14(d)	Consumer Durables & Apparel	3,109	2,643	2,406
Chrysler Group LLC, L+475, 1.3% LIBOR Floor, 5/24/17(d)(e)(f)(h)	Automobiles & Components	22,387	21,705	22,836
Citgo Petroleum Corp., L+600, 2.0% LIBOR Floor, 6/24/15(e)(j)	Energy	2,911	2,936	2,945
Citgo Petroleum Corp., L+700, 2.0% LIBOR Floor, 6/23/17(e)(f)(j)	Energy	7,638	7,622	7,817
Clear Channel Communications, Inc., L+365, 1/29/16(d)(e)(f)	Media	27,557	22,694	24,502
Collective Brands, Inc., L+600, 1.3% LIBOR Floor, 10/9/19(d)(f)	Consumer Durables & Apparel	18,901	18,748	19,193
CompuCom Systems, Inc., L+525, 1.3% LIBOR Floor, 10/4/18(d)	Software & Services	3,440	3,408	3,511
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19(d)(e)(i)	Consumer Durables & Apparel	16,822	16,751	16,990
Corel Corp., L+700, 5/2/14(d)(j)	Software & Services	9,000	8,961	9,045
Corner Investment PropCo, LLC, L+975, 1.3% LIBOR Floor, 11/2/19(d)(f)(j)	Consumer Services	24,000	23,543	24,360
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(f)	Energy	16,363	16,284	16,861
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18(h)	Capital Goods	6,807	6,678	6,935
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18(h)	Capital Goods	3,086	3,027	3,144
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18(d)(f)	Health Care Equipment & Services	8,520	8,023	8,261
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(f)	Energy	6,080	6,200	6,349
Eastman Kodak Co., 10.6%, 9/30/13(f)	Consumer Durables & Apparel	7,362	7,362	7,049
Eastman Kodak Co., 9.8%, 9/30/13	Consumer Durables & Apparel	9,644	9,644	9,210
Eastman Kodak Co., L+1050, 1.0% LIBOR Floor, 9/30/13(d)(f)	Consumer Durables & Apparel	21,401	20,433	21,966
Education Management LLC, L+400, 6/1/16(f)(j)	Consumer Services	3,967	3,273	3,297
Education Management LLC, L+700, 1.3% LIBOR Floor, 3/29/18(e)(j)	Consumer Services	15,827	15,757	13,724
Edwards (Cayman Island II) Ltd., L+350, 1.3% LIBOR Floor, 3/26/20(i)(j)	Capital Goods	4,040	4,000	4,061

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
EquiPower Resources Holdings, LLC, L+425, 1.3% LIBOR Floor, 12/21/18(d)	Utilities	$4,895	$4,916	$4,991
ERC Ireland Holdings Ltd., EURIBOR+300, 1.0% PIK, 9/30/17(i)(j)	Telecommunication Services	€11,176	10,835	12,658
FairPoint Communications, Inc., L+625, 1.3% LIBOR Floor, 2/14/19(d)(e)	Telecommunication Services	$21,875	21,658	21,371
Flanders Corp., L+950, 1.5% LIBOR Floor, 5/16/18(f)(h)	Capital Goods	38,993	38,139	40,357
Fleetgistics Holdings, Inc., L+588, 2.0% LIBOR Floor, 3/23/15(f)	Transportation	1,999	1,986	1,839
Florida Gaming Centers, Inc., 15.8%, 4/25/16(f)	Consumer Services	12,517	12,355	12,830
FoxCo Acquisition Sub, LLC, L+450, 1.0% LIBOR Floor, 7/14/17(i)	Media	647	645	659
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17(d)	Automobiles & Components	1,944	1,909	1,974
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	3,029	3,036	3,060
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	880	882	889
Generac Power Systems, Inc., L+500, 1.3% LIBOR Floor, 5/30/18(d)(j)	Capital Goods	3,236	3,295	3,317
Generic Drug Holdings, Inc., L+375, 1.3% LIBOR Floor, 10/29/19(d)	Retailing	2,721	2,695	2,719
Genesys Telecom Holdings, U.S., Inc., L+300, 1.0% LIBOR Floor, 1/25/20(d)	Telecommunication Services	1,711	1,694	1,725
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18(d)	Consumer Durables & Apparel	3,702	3,486	3,597
Halifax Media Holdings LLC, L+1050, 0.8% LIBOR Floor, 6/30/16(f)(h)	Media	13,568	13,314	13,839
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18(d)	Diversified Financials	2,694	2,682	2,718
Harbor Freight Tools USA, Inc., L+425, 1.3% LIBOR Floor, 11/14/17(d)	Consumer Durables & Apparel	4,354	4,353	4,415
HarbourVest Partners L.P., L+375, 1.0% LIBOR Floor, 11/21/17(d)	Diversified Financials	5,526	5,500	5,554
Harland Clarke Holdings Corp., L+250, 6/30/14(f)	Commercial & Professional Services	6,317	5,820	6,292
Hawaiian Telcom Communications, Inc., L+575, 1.3% LIBOR Floor, 2/28/17(d)(f)(h)	Telecommunication Services	16,857	16,750	17,237
HBC Solutions, Inc., L+875, 1.5% LIBOR Floor, 2/4/18(d)(f)(g)(h)	Media	90,000	90,000	90,000
Hyland Software, Inc., L+425, 1.3% LIBOR Floor, 10/25/19(d)	Software & Services	4,906	4,905	4,946
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17(d)	Pharmaceuticals, Biotechnology & Life Sciences	3,957	3,939	3,997
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18(d)(h)	Capital Goods	10,105	9,923	10,072
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(d)(e)(f)(j)	Materials	13,879	13,753	14,137
Infogroup Inc., L+425, 1.5% LIBOR Floor, 5/25/18(d)	Software & Services	3,338	2,954	3,050
Insight Equity A.P. X, L.P., L+850, 1.0% LIBOR Floor, 10/26/18(f)(g)(h)	Household & Personal Products	65,000	63,785	65,650
Intelsat Jackson Holdings SA, L+325, 1.3% LIBOR Floor, 4/2/18(d)(j)	Telecommunication Services	2,955	2,955	3,003
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(f)(j)	Software & Services	1,031	950	1,036
inVentiv Health, Inc., L+600, 1.5% LIBOR Floor, 8/4/16(d)	Health Care Equipment & Services	1,066	1,001	1,062
inVentiv Health, Inc., L+625, 1.5% LIBOR Floor, 5/15/18(e)	Health Care Equipment & Services	2,725	2,705	2,705
Ipreo Holdings LLC, L+525, 1.3% LIBOR Floor, 8/7/17(d)(f)	Software & Services	8,884	8,785	8,995
JHCI Acquisition, Inc., L+250, 6/19/14(d)(e)(i)	Transportation	6,293	5,880	5,991
KIK Custom Products Inc., L+225, 6/2/14(e)(j)	Household & Personal Products	10,247	9,760	9,833
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17(e)(f)	Energy	8,675	8,437	8,711
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(f)(j)	Software & Services	12,105	11,308	11,076
Leading Edge Aviation Services, Inc., L+850, 1.5% LIBOR Floor, 4/5/18(d)(g)(h)	Capital Goods	36,235	35,610	36,235
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/3/16(f)	Telecommunication Services	4,109	4,071	4,091
McGraw-Hill Global Education Holdings, LLC, L+775, 1.3% LIBOR Floor, 3/22/19(d)(e)(i)	Media	20,833	20,208	20,182
Micronics, Inc., L+800, 1.3% LIBOR Floor, 3/28/19(d)(h)	Capital Goods	23,000	22,540	22,540
MMM Holdings, Inc., L+825, 1.5% LIBOR Floor, 12/12/17	Health Care Equipment & Services	13,509	13,255	13,602
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/7/18(d)(j)	Media	3,037	3,009	3,058
MSO of Puerto Rico, Inc., L+825, 1.5% LIBOR Floor, 12/12/17	Health Care Equipment & Services	9,824	9,640	9,891
National Mentor Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/17(d)	Health Care Equipment & Services	4,959	4,959	5,038
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18(d)	Health Care Equipment & Services	4,740	4,749	4,799
Natural Products Group, LLC, PRIME+600, 4.0% PRIME Floor, 3/5/15(g)	Household & Personal Products	1,325	1,272	1,292
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(f)(h)(j)	Capital Goods	20,892	20,841	21,172
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(d)(e)(g)(h)(j)	Capital Goods	30,720	30,014	31,272
NCO Group, Inc., L+675, 1.3% LIBOR Floor, 4/3/18(e)(h)	Software & Services	19,734	19,390	19,993
New HB Acquisition, LLC, L+550, 1.3% LIBOR Floor, 3/31/20(d)(i)	Food, Beverage & Tobacco	3,896	3,857	3,994
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/8/17	Capital Goods	3,980	3,907	3,994

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17(d)(f)	Health Care Equipment & Services	$19,042	$18,878	$18,994
On Assignment, Inc., L+375, 1.3% LIBOR Floor, 5/15/19(d)(j)	Commercial & Professional Services	2,629	2,616	2,666
Onex Carestream Finance L.P., L+350, 1.5% LIBOR Floor, 2/25/17(d)(j)	Health Care Equipment & Services	1,415	1,381	1,424
Ozburn-Hessey Holding Co., LLC, L+625, 2.0% LIBOR Floor, 4/8/16(d)(f)	Transportation	5,650	5,459	5,678
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18(d)	Energy	9,273	9,195	9,412
Panda Temple Power, LLC (TLA), L+700, 1.5% LIBOR Floor, 7/17/18(f)	Energy	3,000	3,000	3,086
Patheon Inc., L+600, 1.3% LIBOR Floor, 12/6/18(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	10,233	9,936	10,412
Pelican Products, Inc., L+550, 1.5% LIBOR Floor, 7/11/18(d)	Capital Goods	2,965	2,937	2,991
Peninsula Gaming LLC, L+450, 1.3% LIBOR Floor, 8/3/17(f)(j)	Consumer Services	4,594	4,552	4,680
Pharmaceutical Research Associates, Inc., L+525, 1.3% LIBOR Floor, 12/10/17(d)	Health Care Equipment & Services	6,307	6,251	6,417
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17(d)(f)(g)(h)	Software & Services	15,263	15,197	15,435
Princeton Review, Inc., PRIME+550, 12/7/14(g)	Consumer Services	1,111	1,030	916
Property Data (U.S.) I, Inc., L+550, 1.5% LIBOR Floor, 1/4/17(f)	Software & Services	4,295	4,253	4,336
Protection One, Inc., L+325, 1.0% LIBOR Floor, 3/21/19(d)	Consumer Services	2,538	2,544	2,562
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18(d)	Capital Goods	4,976	4,965	5,020
RBS Holding Co. LLC, PRIME+600, 3/23/17(d)	Commercial & Professional Services	9,800	6,183	3,234
RBS Worldpay, Inc., L+400, 1.3% LIBOR Floor, 11/30/17(d)	Software & Services	1,522	1,524	1,534
Reynolds Group Holdings, Inc., L+375, 1.0% LIBOR Floor, 9/28/18(d)(j)	Consumer Durables & Apparel	4,282	4,282	4,351
Rocket Software, Inc., L+450, 1.3% LIBOR Floor, 2/8/18(d)	Software & Services	6,613	6,622	6,659
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(d)(j)	Food & Staples Retailing	2,767	2,643	2,765
Safariland, LLC, L+925, 1.5% LIBOR Floor, 7/27/18(d)(f)(h)	Capital Goods	49,893	48,980	49,893
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(d)(f)	Consumer Services	6,530	6,500	6,572
SESAC Holdings Inc., L+475, 1.3% LIBOR Floor, 2/7/19(d)	Media	3,521	3,486	3,558
Shell Topco L.P., L+750, 1.5% LIBOR Floor, 9/28/18(d)(h)	Energy	33,000	32,541	33,330
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 10/1/19(e)	Energy	5,211	5,162	5,269
Shield Finance Co. Sarl, L+525, 1.3% LIBOR Floor, 5/10/19(f)(j)	Software & Services	10,947	10,801	11,077
Sirius Computer Solutions, Inc., L+575, 1.3% LIBOR Floor, 11/30/18(d)	Software & Services	9,231	9,142	9,369
Six3 Systems, Inc., L+575, 1.3% LIBOR Floor, 10/4/19(d)	Software & Services	4,663	4,619	4,709
Smarte Carte, Inc., L+650, 1.3% LIBOR Floor, 11/30/17(d)(f)(h)	Commercial & Professional Services	60,238	59,567	62,045
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Health Care Equipment & Services	17,592	16,987	16,668
Sorenson Communication, Inc., L+825, 1.3% LIBOR Floor, 10/31/14(d)(e)(f)(h)(i)	Telecommunication Services	66,208	66,208	67,318
Spansion LLC, L+400, 1.3% LIBOR Floor, 12/11/18(e)(j)	Semiconductors & Semiconductor Equipment	6,352	6,298	6,438
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)(e)(f)	Consumer Durables & Apparel	22,361	22,186	22,585
Sprouts Farmers Markets Holdings, LLC, L+475, 4/18/16	Food & Staples Retailing	5,250	5,250	5,007
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18(d)	Food & Staples Retailing	4,791	4,736	4,838
Star West Generation LLC, L+400, 1.0% LIBOR Floor, 3/13/20	Energy	2,747	2,734	2,786
SuperValu Inc., L+500, 1.3% LIBOR Floor, 2/28/19(d)(e)(i)(j)	Food & Staples Retailing	20,000	19,800	20,374
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)(f)(h)	Health Care Equipment & Services	14,656	14,447	14,692
Swiss Watch International, Inc., L+725, 1.3% LIBOR Floor, 11/8/18(d)(f)(h)	Consumer Durables & Apparel	49,625	48,690	50,618
Technicolor SA, EURIBOR+500, 2.0% EURIBOR Floor, 5/26/16(j)	Media	€2,091	2,487	2,707
Technicolor SA, EURIBOR+600, 2.0% EURIBOR Floor, 5/26/17(j)	Media	€6,279	7,442	8,127
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(g)(j)	Media	$1,479	1,351	1,496
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(g)(j)	Media	4,376	3,986	4,426
Tervita Corp., L+500, 1.3% LIBOR Floor, 5/15/18(d)(j)	Commercial & Professional Services	8,095	8,015	8,209
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)(e)(f)(g)	Utilities	76,891	58,235	56,622
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(g)	Utilities	38,867	27,292	27,650
Therakos, Inc., L+625, 1.3% LIBOR Floor, 12/27/17(d)(f)(i)	Pharmaceuticals, Biotechnology & Life Sciences	27,275	26,604	27,343
Titlemax, Inc., L+850, 1.5% LIBOR Floor, 6/15/15(f)(h)	Diversified Financials	25,000	24,809	25,500
TNS, Inc., L+400, 1.0% LIBOR Floor, 2/15/20(d)(i)	Telecommunication Services	7,051	6,981	7,054
Topaz Power Holdings, LLC, L+400, 1.3% LIBOR Floor, 2/26/20(d)	Energy	6,541	6,476	6,655
Total Safety U.S., Inc., L+450, 1.3% LIBOR Floor, 3/12/20(d)(i)	Energy	2,236	2,225	2,259
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(d)	Consumer Durables & Apparel	6,882	6,790	6,904
Toys “R” Us-Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16(d)(e)	Consumer Durables & Apparel	3,833	3,833	3,762
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16(d)	Consumer Services	7,836	7,752	7,845
Travelport LLC, L+475, 8/21/15(e)(f)(g)	Consumer Services	14,519	13,367	14,462

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
U.S. Security Associates Holdings, Inc., L+475, 1.3% LIBOR Floor, 7/28/17(d)	Commercial & Professional Services	$3,948	$3,948	$3,984
United Surgical Partners International Inc., L+475, 1.3% LIBOR Floor, 4/3/19(d)	Health Care Equipment & Services	4,363	4,361	4,400
Univar Inc., L+350, 1.5% LIBOR Floor, 6/30/17(e)	Materials	6,492	6,492	6,568
Univision Communications Inc., L+425, 3/31/17(e)(f)	Media	5,719	5,176	5,755
Virtual Radiologic Corp., PRIME+450, 12/22/16(g)	Health Care Equipment & Services	3,528	3,472	2,493
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 7/22/16(d)	Software & Services	6,647	6,604	6,681
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/4/16(f)(h)	Materials	54,338	53,509	54,609
Wall Street Systems Holdings, Inc., L+450, 1.3% LIBOR Floor, 10/25/19(d)	Software & Services	4,988	4,917	5,053
Wide OpenWest Finance LLC, L+500, 1.3% LIBOR Floor, 7/17/18(d)	Media	6,203	6,195	6,280
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(h)(j)	Energy	6,705	6,646	6,688
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17(d)	Capital Goods	3,549	3,548	3,599

Total Senior Secured Loans—First Lien			1,961,987	2,001,942
Unfunded Loan Commitments			(14,004)	(14,004)

Net Senior Secured Loans—First Lien			1,947,983	1,987,938

Senior Secured Loans—Second Lien—33.3%
Advance Pierre Foods, Inc., L+825, 1.3% LIBOR Floor, 10/10/17(e)(f)(g)	Food & Staples Retailing	22,556	22,205	23,364
Advantage Sales & Marketing Inc., L+725, 1.0% LIBOR Floor, 6/12/18(e)(f)	Commercial & Professional Services	17,412	17,432	17,716
Affordable Care, Inc., L+925, 1.3% LIBOR Floor, 12/26/19(d)(e)(f)(g)(h)	Health Care Equipment & Services	40,000	39,425	40,200
AlixPartners, LLP, L+925, 1.5% LIBOR Floor, 12/27/19(e)	Diversified Financials	15,000	14,580	15,413
Alliance Laundry Systems LLC, L+825, 1.3% LIBOR Floor, 12/10/19(d)(e)	Capital Goods	4,025	3,986	4,130
American Racing and Entertainment, LLC, 12.0%, 7/2/18(g)	Consumer Services	16,800	16,245	16,968
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(e)(f)	Software & Services	29,000	28,172	29,308
Audio Visual Services Group, Inc., L+950, 1.3% LIBOR Floor, 5/9/18(d)(f)(g)	Technology Hardware & Equipment	52,885	51,873	52,664
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 3/26/20(e)(f)	Food & Staples Retailing	8,298	8,219	8,630
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(f)(g)	Software & Services	22,000	20,157	21,918
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/18/17(g)	Software & Services	9,000	9,020	8,941
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(f)	Consumer Services	17,391	16,754	17,652
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(e)	Energy	7,756	7,664	7,863
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(d)	Capital Goods	6,207	6,092	6,397
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19(g)	Consumer Services	12,000	11,773	11,726
CHG Buyer Corp., L+775, 1.3% LIBOR Floor, 11/19/20(d)	Health Care Equipment & Services	5,787	5,675	5,958
Crossmark Holdings, Inc., L+750, 1.3% LIBOR Floor, 12/21/20(e)	Commercial & Professional Services	7,778	7,701	7,807
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(f)(g)	Commercial & Professional Services	57,500	56,762	58,075
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Utilities	7,000	6,871	7,193
EZE Software Group LLC, L+750, 1.3% LIBOR Floor, 2/22/21(e)(i)	Software & Services	4,762	4,714	4,869
FR Brand Acquisition Corp., L+975, 1.3% LIBOR Floor, 10/11/19(e)(g)	Energy	36,000	34,522	36,000
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(e)	Automobiles & Components	2,000	1,992	2,040
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(f)(g)	Capital Goods	37,000	35,715	36,653
JHCI Acquisition, Inc., L+550, 12/19/14(g)	Transportation	11,250	10,629	9,000
John Henry Holdings, Inc., L+900, 1.3% LIBOR Floor, 5/6/19(f)	Commercial & Professional Services	23,250	22,914	23,541
Kronos Inc., L+850, 1.3% LIBOR Floor, 4/30/20(d)(e)(f)	Software & Services	30,769	30,473	32,231
LM U.S. Member LLC, L+825, 1.3% LIBOR Floor, 10/19/20	Transportation	9,374	9,240	9,608
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(g)	Capital Goods	8,500	8,465	8,500
OSP Group, Inc., L+900, 1.3% LIBOR Floor, 7/31/20(d)(f)(g)(h)	Consumer Durables & Apparel	85,000	85,000	86,275
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(j)	Consumer Durables & Apparel	€20,000	23,878	22,878
Pelican Products, Inc., L+1000, 1.5% LIBOR Floor, 6/14/19(d)	Capital Goods	$6,667	6,544	6,633
Pharmaceutical Research Associates, Inc., L+925, 1.3% LIBOR Floor, 6/10/19(f)(i)	Health Care Equipment & Services	30,000	29,760	30,413
Pregis Corp., L+1000, 1.5% LIBOR Floor, 3/23/18(f)(g)	Capital Goods	45,000	44,245	45,450

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18(d)	Energy	$5,515	$5,476	$5,589
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Commercial & Professional Services	500	500	508
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)(e)	Capital Goods	8,571	8,577	8,630
SESAC Holdings Inc., L+875, 1.3% LIBOR Floor, 7/12/19(f)	Media	3,000	2,956	3,075
Smart & Final Inc., L+925, 1.3% LIBOR Floor, 11/16/20(g)	Food & Staples Retailing	6,400	6,213	6,648
SRAM, LLC, L+700, 1.5% LIBOR Floor, 12/7/18(d)	Consumer Durables & Apparel	5,000	4,961	5,100
Stadium Management Corp., L+950, 1.3% LIBOR Floor, 12/7/18(f)	Consumer Services	23,529	23,112	23,647
TravelCLICK, Inc., L+850, 1.3% LIBOR Floor, 3/26/18(f)(g)	Consumer Services	34,925	34,577	36,060
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/28/19	Software & Services	8,372	8,254	8,498
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Software & Services	14,750	14,705	15,119
Wall Street Systems Holdings, Inc., L+800, 1.3% LIBOR Floor, 10/25/20(d)(i)	Software & Services	7,000	6,867	7,070
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20(d)(e)(h)	Capital Goods	15,000	14,850	15,563

Total Senior Secured Loans—Second Lien			829,745	851,521

Senior Secured Bonds—19.5%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(f)(g)	Materials	78,500	76,749	76,145
Allen Systems Group, Inc., 10.5%, 11/15/16(f)	Software & Services	23,698	19,710	15,404
Aspect Software, Inc., 10.6%, 5/15/17(e)	Software & Services	4,000	4,000	4,015
Avaya Inc., 7.0%, 4/1/19(e)(f)(g)	Technology Hardware & Equipment	23,500	21,848	23,089
Avaya Inc., 9.0%, 4/1/19(e)	Technology Hardware & Equipment	5,000	5,000	5,219
Cenveo Corp., 8.9%, 2/1/18(e)(f)	Commercial & Professional Services	23,788	21,792	23,744
Chester Downs & Marina, LLC, 9.3%, 2/1/20(e)	Consumer Services	3,750	3,783	3,618
Clear Channel Communications, Inc., 9.0%, 12/15/19(d)(e)	Media	2,073	1,830	2,003
Eastman Kodak Co., 10.6%, 3/15/19(f)	Consumer Durables & Apparel	7,138	4,828	3,500
Eastman Kodak Co., 9.8%, 3/1/18	Consumer Durables & Apparel	9,348	4,494	4,581
Edgen Murray Corp., 8.8%, 11/1/20(e)	Capital Goods	1,400	1,390	1,463
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(f)	Utilities	14,250	14,684	16,388
FairPoint Communications, Inc., 8.8%, 8/15/19(e)(f)	Telecommunication Services	26,000	26,000	25,545
Global A&T Electronics Ltd., 10.0%, 2/1/19(e)(j)	Technology Hardware & Equipment	9,000	9,000	9,744
HOA Restaurant Group, LLC, 11.3%, 4/1/17(f)	Consumer Services	14,100	14,122	13,293
JW Aluminum Co., 11.5%, 11/15/17(f)	Materials	20,000	19,647	20,226
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)(f)	Health Care Equipment & Services	18,660	18,112	20,336
Logan’s Roadhouse Inc., 10.8%, 10/15/17(e)(i)	Consumer Services	2,494	2,349	2,345
Neff Rental LLC, 9.6%, 5/15/16	Capital Goods	7,351	7,666	7,779
NES Rentals Holdings, Inc., 12.3%, 4/15/15(f)(g)	Capital Goods	38,375	38,663	40,704
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(e)	Consumer Services	2,400	2,400	2,556
PH Holding LLC, 9.8%, 12/31/17(f)	Consumer Durables & Apparel	10,000	9,813	10,200
Reynolds Group Holdings, Inc., 5.8%, 10/15/20(e)(j)	Consumer Durables & Apparel	2,750	2,750	2,812
Ryerson Inc., 9.0%, 10/15/17(e)	Capital Goods	3,100	3,100	3,391
Sorenson Communication, Inc., 10.5%, 2/1/15(g)	Telecommunication Services	39,000	34,229	33,814
Speedy Cash Intermediate Holdings Corp., 10.8%, 5/15/18(e)(f)	Diversified Financials	19,000	19,340	20,448
Symbion, Inc., 8.0%, 6/15/16(e)(f)	Health Care Equipment & Services	12,460	12,334	13,239
Technicolor SA, 9.4%, 4/23/16(d)(g)(i)(j)	Media	5,547	5,673	6,097
Technicolor SA, 9.4%, 5/26/17(d)(g)(i)(j)	Media	20,947	20,535	23,023
Tervita Corp., 8.0%, 11/15/18(e)(j)	Commercial & Professional Services	6,000	6,000	6,195
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(f)	Utilities	10,000	9,918	7,567
Titlemax, Inc., 13.3%, 7/15/15(f)	Diversified Financials	14,500	14,981	15,979
Tops Holding Corp., 8.9%, 12/15/17(e)	Food & Staples Retailing	2,750	2,750	3,025
Travelport LLC, L+600 PIK, 12/1/16(g)	Consumer Services	23,478	18,946	22,175
Trinseo Materials Operating SCA, 8.8%, 2/1/19(e)	Materials	4,000	4,000	3,985
Viasystems Group Inc., 7.9%, 5/1/19(e)(j)	Technology Hardware & Equipment	5,000	5,000	5,263

Total Senior Secured Bonds			487,436	498,910

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—20.0%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(g)	Commercial & Professional Services	$10,000	$9,823	$10,000
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(e)	Energy	16,700	16,564	17,827
Asurion, LLC, L+950, 1.5% LIBOR Floor, 8/16/19(f)	Insurance	15,000	14,596	16,172
Aurora Diagnostics, LLC, 10.8%, 1/15/18(f)	Pharmaceuticals, Biotechnology & Life Sciences	20,065	20,117	15,851
Aurora USA Oil & Gas, Inc., 7.5%, 4/1/20(e)(j)	Energy	7,000	7,000	7,111
BakerCorp. International Inc., 8.3%, 6/1/19(f)	Commercial & Professional Services	2,000	2,000	2,073
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(e)(j)	Telecommunication Services	5,000	5,000	5,488
Cedar Fair, L.P., 5.3%, 3/15/21(e)(j)	Consumer Services	3,500	3,500	3,512
Cincinnati Bell Inc., 8.4%, 10/15/20(e)(j)	Telecommunication Services	8,895	8,754	9,295
Comstock Resources, Inc., 9.5%, 6/15/20(e)(f)(j)	Energy	21,000	20,078	23,277
Cumulus Media Inc., 7.8%, 5/1/19(f)(j)	Media	5,000	4,469	5,137
Del Monte Foods Co., 7.6%, 2/15/19(e)	Food, Beverage & Tobacco	3,500	3,498	3,637
DigitalGlobe, Inc., 5.3%, 2/1/21(e)(j)	Software & Services	1,100	1,100	1,097
Entercom Radio, LLC, 10.5%, 12/1/19(e)(j)	Media	13,500	13,362	15,557
EPL Oil & Gas, Inc., 8.3%, 2/15/18(e)(j)	Energy	3,200	3,170	3,402
Flanders Corp., 10.0%, 3.8% PIK, 5/14/18(g)	Capital Goods	8,190	8,012	8,313
Gymboree Corp., 9.1%, 12/1/18(g)	Consumer Durables & Apparel	7,000	6,435	6,597
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Commercial & Professional Services	2,689	2,455	2,659
HD Supply Inc., 7.5%, 7/15/20(e)	Commercial & Professional Services	10,000	10,000	10,600
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Capital Goods	63,886	62,879	66,441
Ipreo Holdings LLC, 11.8%, 8/15/18(f)	Software & Services	10,000	9,961	10,563
Jefferies Finance LLC, 7.4%, 4/1/20(e)(g)	Diversified Financials	3,250	3,250	3,315
Kinetic Concepts, Inc., 12.5%, 11/1/19(e)(f)(g)	Health Care Equipment & Services	24,700	23,501	24,480
Martin Midstream Partners L.P., 7.3%, 2/15/21(e)(j)	Energy	7,450	7,450	7,572
MModal Inc., 10.8%, 8/15/20(e)(g)	Health Care Equipment & Services	2,418	2,371	2,104
Monitronics International, Inc., 9.1%, 4/1/20(e)(j)	Consumer Services	2,250	2,250	2,393
Mood Media Corp., 9.3%, 10/15/20(e)(f)(j)	Media	24,250	24,278	26,554
The Pantry, Inc., 8.4%, 8/1/20(g)(j)	Food & Staples Retailing	1,500	1,500	1,616
Petco Holdings, Inc., 8.5%, 10/15/17(e)	Retailing	1,000	995	1,034
QR Energy, L.P., 9.3%, 8/1/20(e)(j)	Energy	3,250	3,207	3,458
Resolute Energy Corp., 8.5%, 5/1/20(e)(j)	Energy	10,500	10,624	10,888
Revlon Consumer Products Corp., 5.8%, 2/15/21(e)(j)	Household & Personal Products	7,600	7,600	7,648
Samson Investment Co., 9.8%, 2/15/20(e)(f)	Energy	19,420	19,625	20,699
SandRidge Energy, Inc., 8.1%, 10/15/22(e)(j)	Energy	7,500	7,500	8,030
Sequel Industrial Products Holdings, LLC, 12.0%, 2.5% PIK, 5/10/18(g)	Energy	15,598	15,321	15,910
Sidewinder Drilling Inc., 9.8%, 11/15/19(f)(g)	Capital Goods	8,000	8,000	8,134
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)(j)	Health Care Equipment & Services	33,170	32,335	34,911
ThermaSys Corp., 10.0%, 2.5% PIK, 12/31/16	Capital Goods	86,760	85,275	87,627
Viking Cruises, Ltd., 8.5%, 10/15/22(e)(j)	Consumer Services	1,075	1,075	1,188

Total Subordinated Debt			488,930	512,170

Collateralized Securities—4.0%
Apidos CDO IV Class E, L+360, 10/27/18(g)(j)	Diversified Financials	2,000	1,235	1,832
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)(j)	Diversified Financials	4,775	3,249	4,670
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)(j)	Diversified Financials	2,252	1,830	2,189
Carlyle Azure CLO Class Income, 22.0%, 5/27/20(j)	Diversified Financials	28,000	12,303	17,906
Dryden CDO 23A Class E, L+700, 7/20/23(j)	Diversified Financials	4,500	3,649	4,434
Dryden CDO 23A Class Subord, 14.5%, 7/17/23(j)	Diversified Financials	10,000	7,220	7,991
Galaxy VII CLO Class Subord., 22.3%, 10/13/18(j)	Diversified Financials	2,000	863	1,249
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)(j)	Diversified Financials	6,500	3,558	5,496
Rampart CLO 2007 1A Class Subord., 56.8%, 10/25/21(j)	Diversified Financials	10,000	4,853	11,329

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Stone Tower CLO VI Class Subord., 54.8%, 4/17/21(g)(j)	Diversified Financials	$5,000	$3,101	$6,045
Wind River CLO Ltd. 2012 1A Class Sub B, 16.8%, 1/15/24(j)	Diversified Financials	42,504	40,917	38,985

Total Collateralized Securities			82,778	102,126

Equity/Other—5.1%(k)		Number of Shares	Amortized Cost	Fair Value(c)
Aquilex Corp., Common Equity, Class A Shares(f)(l)	Energy	15,128	2,266	6,220
Aquilex Corp., Common Equity, Class B Shares(f)(g)(l)	Energy	32,637	4,889	13,420
ERC Ireland Holdings Ltd., Common Equity(j)(l)	Telecommunication Services	16,127	—	—
ERC Ireland Holdings Ltd., Warrants(j)(l)	Telecommunication Services	2,326	—	—
Flanders Corp., Common Equity(g)(l)	Capital Goods	5,000,000	5,000	9,000
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(g)(l)	Consumer Services	71	—	890
Florida Gaming Corp., Strike: $25.00, Warrants(g)(l)	Consumer Services	226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units(l)	Media	26,984	2,889	2,890
Ipreo Holdings LLC, Common Equity(g)(l)	Software & Services	1,000,000	1,000	1,600
JW Aluminum Co., Common Equity(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity(g)(l)	Capital Goods	4,181	418	418
Leading Edge Aviation Services, Inc., Preferred Equity(g)(l)	Capital Goods	1,177	1,177	1,177
Micronics, Inc., Common Equity(l)	Capital Goods	1,000,000	1,000	1,000
Milagro Holdings, LLC, Common Equity(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(l)	Energy	283,947	11,181	—
Plains Offshore Operations Inc., Preferred Equity(f)(g)	Energy	523,068	52,749	54,938
Plains Offshore Operations Inc., Strike: $20.00, Warrants(f)(g)(l)	Energy	1,013,444	1,722	1,622
Safariland, LLC, Common Equity(g)(l)	Capital Goods	25,000	2,500	4,135
Safariland, LLC, Preferred Equity(g)	Capital Goods	5,139	10,202	10,626
Safariland, LLC, Warrants(g)(l)	Capital Goods	2,263	246	374
Sequel Industrial Products Holdings, LLC, Common Equity(g)(l)	Energy	3,330,600	3,400	5,329
Sequel Industrial Products Holdings, LLC, Preferred Equity(g)(l)	Energy	87,607	8,552	8,565
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants(g)(l)	Energy	20,681	13	23
ThermaSys Corp., Common Equity(g)(l)	Capital Goods	51,813	1	1,456
ThermaSys Corp., Preferred Equity(g)(l)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units(g)(l)	Materials	2,500,000	2,500	2,500

Total Equity/Other			120,161	131,364

TOTAL INVESTMENTS—159.5%			$3,957,033	4,084,029

LIABILITIES IN EXCESS OF OTHER ASSETS—(59.5%)				(1,523,353)

NET ASSETS—100.0%				$2,560,676

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

(i)	Position or portion thereof unsettled as of March 31, 2013.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2013, 83.8% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18(d)(f)(h)	Food & Staples Retailing	$25,325	$25,037	$25,578
Flanders Corp., L+950, 1.5% LIBOR Floor, 5/16/18(f)(h)	Capital Goods	38,993	38,104	39,188
Fleetgistics Holdings, Inc., L+588, 2.0% LIBOR Floor, 3/23/15(f)	Transportation	2,026	2,011	1,783
Flexera Software, Inc., L+625, 1.3% LIBOR Floor, 9/29/17(d)	Software & Services	2,925	2,923	2,948
Florida Gaming Centers, Inc., 15.8%, 4/25/16(f)	Consumer Services	12,517	12,343	12,455
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17(d)	Automobiles & Components	1,990	1,952	1,992
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	3,073	3,080	3,111
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19(d)	Energy	880	882	891
Generac Power Systems, Inc., L+500, 1.3% LIBOR Floor, 5/30/18(d)(j)	Capital Goods	3,563	3,630	3,653
Generic Drug Holdings, Inc., L+475, 1.3% LIBOR Floor, 9/28/19(d)	Retailing	2,728	2,701	2,753
Genesys Telecom Holdings, U.S., Inc., L+525, 1.5% LIBOR Floor, 1/31/19(d)	Telecommunication Services	1,711	1,724	1,730
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18(d)	Consumer Durables & Apparel	3,702	3,477	3,420
Halifax Media Holdings LLC, L+1050, 0.8% LIBOR Floor, 6/30/16(f)(h)	Media	16,068	15,748	15,907
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18(d)	Diversified Financials	2,730	2,717	2,750
Harbor Freight Tools USA, Inc., L+425, 1.3% LIBOR Floor, 11/14/17(d)	Consumer Durables & Apparel	4,365	4,364	4,424
HarbourVest Partners L.P., L+375, 1.0% LIBOR Floor, 11/21/17(d)	Diversified Financials	5,752	5,724	5,781
Harland Clarke Holdings Corp., L+250, 6/30/14(f)	Commercial & Professional Services	6,334	5,741	6,135
Hawaiian Telcom Communications, Inc., L+575, 1.3% LIBOR Floor, 2/28/17(d)(f)(h)	Telecommunication Services	16,979	16,864	17,335
Hupah Finance Inc., L+500, 1.3% LIBOR Floor, 1/21/19(d)(e)	Capital Goods	11,333	11,275	11,475
Hyland Software, Inc., L+425, 1.3% LIBOR Floor, 10/25/19(d)	Software & Services	4,918	4,918	4,939
IASIS Healthcare LLC, L+375, 1.3% LIBOR Floor, 5/3/18(d)	Health Care Equipment & Services	1,453	1,427	1,459
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17(d)	Pharmaceuticals, Biotechnology & Life Sciences	3,967	3,948	3,992
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18(d)(h)	Capital Goods	10,131	9,941	10,038
Immucor, Inc., L+450, 1.3% LIBOR Floor, 8/17/18(d)	Health Care Equipment & Services	3,873	3,882	3,929
INC Research, LLC, L+575, 1.3% LIBOR Floor, 7/12/18(d)(f)	Health Care Equipment & Services	16,788	16,522	16,913
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(d)(e)(f)(j)	Materials	18,914	18,713	19,145
Infogroup Inc., L+425, 1.5% LIBOR Floor, 5/25/18(d)	Software & Services	3,338	2,940	3,004
Insight Equity A.P. X, L.P., L+850, 1.0% LIBOR Floor, 10/26/18(f)(g)(h)	Household & Personal Products	65,000	63,736	65,000
Intelsat Jackson Holdings SA, L+325, 1.3% LIBOR Floor, 4/2/18(d)(j)	Telecommunication Services	2,963	2,962	2,993
Intralinks, Inc., L+425, 1.5% LIBOR Floor, 6/15/14(f)(j)	Software & Services	1,033	938	1,034
inVentiv Health, Inc., L+500, 1.5% LIBOR Floor, 8/4/16(d)	Health Care Equipment & Services	1,066	997	1,040
inVentiv Health, Inc., L+525, 1.5% LIBOR Floor, 5/15/18(e)	Health Care Equipment & Services	2,725	2,704	2,671
Ipreo Holdings LLC, L+525, 1.3% LIBOR Floor, 8/7/17(d)(f)	Software & Services	8,968	8,861	9,024
Jason Inc. (TLA), L+625, 2.0% LIBOR Floor, 9/21/14(g)	Capital Goods	2,403	2,395	2,399
Jason Inc. (TLB), L+625, 2.0% LIBOR Floor, 9/21/14(g)	Capital Goods	971	968	973
JHCI Acquisition, Inc., L+250, 6/19/14(d)	Transportation	2,304	2,192	2,070
KIK Custom Products Inc., L+225, 6/2/14(e)(j)	Household & Personal Products	10,274	9,693	9,657
Kronos Inc., L+425, 1.3% LIBOR Floor, 10/25/19(d)	Commercial & Professional Services	4,500	4,478	4,560
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17(e)(f)	Energy	8,697	8,445	8,686
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(f)(j)	Software & Services	12,105	11,241	11,076
Leading Edge Aviation Services, Inc., L+850, 1.5% LIBOR Floor, 4/5/18(d)(g)(h)	Capital Goods	36,301	35,651	35,212
Maritime Telecommunications Network, Inc., L+600, 1.5% LIBOR Floor, 3/3/16(f)	Telecommunication Services	5,169	5,117	5,159
MMM Holdings, Inc., L+825, 1.5% LIBOR Floor, 12/12/17	Health Care Equipment & Services	13,509	13,240	13,527
Mood Media Corp., L+550, 1.5% LIBOR Floor, 5/7/18(d)(j)	Media	3,045	3,016	3,054
MSO of Puerto Rico, Inc., L+825, 1.5% LIBOR Floor, 12/12/17	Health Care Equipment & Services	9,825	9,629	9,838
National Mentor Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/17(d)	Health Care Equipment & Services	7,980	7,980	7,985
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18(d)	Health Care Equipment & Services	4,764	4,774	4,835
Natural Products Group, LLC, Prime+600, 4.0% PRIME Floor, 3/5/15(g)	Household & Personal Products	1,325	1,266	1,272
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(f)(h)(j)	Capital Goods	20,944	20,891	21,082
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(d)(e)(g)(h)(j)	Capital Goods	31,573	30,815	31,635
NCO Group, Inc., L+675, 1.3% LIBOR Floor, 4/3/18(e)(h)	Software & Services	19,807	19,448	19,900
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/17/17	Capital Goods	3,990	3,912	3,926
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17(d)(f)	Health Care Equipment & Services	19,042	18,869	18,613
Nuveen Investments, Inc., L+550, 5/13/17(d)	Diversified Financials	9,000	9,004	9,055
NXP BV, L+425, 1.3% LIBOR Floor, 3/3/17(d)(j)	Semiconductors & Semiconductor Equipment	2,351	2,375	2,402
On Assignment, Inc., L+375, 1.3% LIBOR Floor, 5/15/19(d)(j)	Commercial & Professional Services	2,992	2,976	3,033

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Onex Carestream Finance L.P., L+350, 1.5% LIBOR Floor, 2/25/17(d)(j)	Health Care Equipment & Services	$1,419	$1,383	$1,416
Orbitz Worldwide, Inc., L+300, 7/25/14(d)(j)	Retailing	4,216	4,058	4,056
Ozburn-Hessey Holding Co., LLC, L+625, 2.0% LIBOR Floor, 4/8/16(d)(f)	Transportation	5,650	5,446	5,650
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/13/18(d)	Energy	9,273	9,192	9,435
Panda Temple Power, LLC (TLA), L+700, 1.5% LIBOR Floor, 7/17/18(f)	Energy	3,000	3,000	3,045
Party City Holdings Inc., L+450, 1.3% LIBOR Floor, 7/26/19(d)(e)(f)	Retailing	16,593	16,513	16,809
Patheon Inc., L+600, 1.3% LIBOR Floor, 12/6/18(d)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	10,259	9,951	10,259
Pelican Products, Inc., L+550, 1.5% LIBOR Floor, 7/11/18(d)	Capital Goods	2,972	2,944	2,954
Peninsula Gaming LLC, L+450, 1.3% LIBOR Floor, 8/3/17(f)(j)	Consumer Services	4,605	4,562	4,671
Pharmaceutical Product Development, Inc., L+500, 1.3% LIBOR Floor, 12/5/18(d)	Health Care Equipment & Services	8,967	8,890	9,126
Pharmaceutical Research Associates, Inc., L+525, 1.3% LIBOR Floor, 11/27/18(d)(i)	Health Care Equipment & Services	5,833	5,775	5,841
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/23/17(d)(j)	Materials	6,833	6,714	6,944
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17(d)(f)(g)(h)	Software & Services	15,302	15,231	15,455
Princeton Review, Inc., L+550, 1.5% LIBOR Floor, 12/7/14(g)	Consumer Services	1,113	1,022	990
Property Data (U.S.) I, Inc., L+550, 1.5% LIBOR Floor, 1/4/17(f)	Software & Services	4,295	4,251	4,303
Protection One, Inc., L+450, 1.3% LIBOR Floor, 3/21/19(d)	Consumer Services	2,544	2,551	2,580
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18(d)	Capital Goods	4,976	4,965	4,989
RBS Holding Co. LLC, Prime+600, 3/23/17(d)	Commercial & Professional Services	9,825	6,065	3,635
RBS Worldpay, Inc., L+400, 1.3% LIBOR Floor, 11/30/17(d)	Software & Services	1,522	1,524	1,534
Remy International, Inc., L+450, 1.8% LIBOR Floor, 12/16/16(d)(j)	Automobiles & Components	1,923	1,861	1,940
Reynolds Group Holdings, Inc., L+375, 1.0% LIBOR Floor, 9/28/18(d)(j)	Consumer Durables & Apparel	4,293	4,293	4,349
Rocket Software, Inc., L+450, 1.3% LIBOR Floor, 2/8/18(d)	Software & Services	6,630	6,636	6,673
Roundy’s Supermarkets, Inc., L+450, 1.3% LIBOR Floor, 2/13/19(d)(j)	Food & Staples Retailing	2,776	2,648	2,619
Sabre Inc., L+575, 12/29/17(d)	Consumer Services	1,487	1,471	1,500
Sabre Inc., L+600, 1.3% LIBOR Floor, 12/29/17(e)	Consumer Services	4,978	4,931	5,052
Safariland, LLC, L+925, 1.5% LIBOR Floor, 7/27/18(d)(f)(h)	Capital Goods	45,243	44,392	46,601
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(d)(f)	Consumer Services	6,530	6,497	6,505
Shell Topco L.P., L+750, 1.5% LIBOR Floor, 9/28/18(d)(h)	Energy	33,000	32,524	33,000
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 9/14/19(e)	Energy	5,224	5,173	5,279
Shield Finance Co. Sarl, L+525, 1.3% LIBOR Floor, 5/10/19(f)(j)	Software & Services	10,974	10,822	11,002
Sirius Computer Solutions, Inc., L+575, 1.3% LIBOR Floor, 11/30/18(d)(i)	Software & Services	9,808	9,710	9,900
Sitel, LLC, L+675, 1/30/17(e)	Telecommunication Services	5,966	5,743	5,951
Six3 Systems, Inc., L+575, 1.3% LIBOR Floor, 10/4/19(d)	Software & Services	4,674	4,629	4,674
Smarte Carte, Inc., L+650, 1.3% LIBOR Floor, 11/30/17(d)(f)(h)	Commercial & Professional Services	61,000	60,288	61,000
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(d)(e)	Health Care Equipment & Services	13,717	13,308	12,962
Sophia, L.P., L+500, 1.3% LIBOR Floor, 7/19/18(d)(e)(f)	Software & Services	13,966	13,880	14,165
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)(e)(f)(h)	Telecommunication Services	50,402	49,586	49,609
Spansion LLC, L+350, 1.3% LIBOR Floor, 2/9/15(e)(j)	Semiconductors & Semiconductor Equipment	6,369	6,285	6,418
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(d)(e)(f)	Consumer Durables & Apparel	22,418	22,234	22,615
Sprouts Farmers Markets Holdings, LLC, L+475, 4/18/16	Food & Staples Retailing	5,250	5,250	5,001
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18(d)	Food & Staples Retailing	4,803	4,746	4,861
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)(e)(f)	Software & Services	21,624	20,910	20,489
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	5,923	5,860	5,949
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)(f)(h)	Health Care Equipment & Services	14,693	14,473	14,620
Swiss Watch International, Inc., L+725, 1.3% LIBOR Floor, 11/8/18(d)(f)(h)	Consumer Durables & Apparel	50,000	49,022	50,000
Technicolor SA, EURIBOR+500, 2.0% EURIBOR Floor, 5/26/16(j)	Media	€2,345	2,770	3,080
Technicolor SA, EURIBOR+600, 2.0% EURIBOR Floor, 5/26/17(j)	Media	€6,279	7,402	8,249
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(g)(j)	Media	$1,659	1,507	1,651
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(g)(j)	Media	4,376	3,967	4,357
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)(e)(f)(g)(i)	Utilities	76,891	56,163	58,221
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(g)	Utilities	38,867	26,875	25,992
TI Group Automotive Systems, LLC, L+550, 1.3% LIBOR Floor, 3/14/18(d)(e)(j)	Capital Goods	8,956	8,709	9,045
Titlemax, Inc., L+850, 1.5% LIBOR Floor, 6/15/15(f)(h)	Diversified Financials	25,000	24,790	25,500
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17(d)(f)	Energy	9,900	9,667	10,032
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(d)	Consumer Durables & Apparel	6,928	6,830	6,945
Toys “R” Us-Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16(d)(e)	Consumer Durables & Apparel	3,842	3,843	3,729

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16(d)	Consumer Services	$7,836	$7,746	$7,836
Travelport LLC, L+475, 8/21/15(e)(f)(g)	Consumer Services	15,682	14,327	15,143
U.S. Security Associates Holdings, Inc., L+475, 1.3% LIBOR Floor, 7/28/17(d)	Commercial & Professional Services	3,959	3,958	3,985
Unifrax I LLC, L+500, 1.5% LIBOR Floor, 11/28/18(e)(f)	Capital Goods	13,958	13,707	14,145
United Surgical Partners International Inc., L+475, 1.3% LIBOR Floor, 4/3/19(d)	Health Care Equipment & Services	4,374	4,372	4,418
Univar Inc., L+350, 1.5% LIBOR Floor, 6/30/17(e)	Materials	6,509	6,509	6,500
Univision Communications Inc., L+425, 3/31/17(e)(f)	Media	9,593	8,591	9,454
Virtual Radiologic Corp., Prime+450, 12/22/16(g)	Health Care Equipment & Services	3,528	3,468	3,105
Vision Solutions, Inc., L+450, 1.5% LIBOR Floor, 7/22/16(d)	Software & Services	6,800	6,753	6,787
VPG Group Holdings LLC, L+900, 1.0% LIBOR Floor, 10/4/16(f)(h)	Materials	55,055	54,173	55,056
Wall Street Systems Holdings, Inc., L+450, 1.3% LIBOR Floor, 10/24/19(d)	Software & Services	5,000	4,926	5,013
WASH Multifamily Laundry Systems, LLC, Prime+375, 8/28/14(g)	Commercial & Professional Services	3,830	3,803	3,825
West Corp., L+450, 1.3% LIBOR Floor, 6/29/18(d)	Software & Services	7,297	7,245	7,422
Wide Open West Finance LLC, L+500, 1.3% LIBOR Floor, 7/17/18(d)	Media	6,219	6,211	6,299
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(h)(j)	Energy	6,705	6,635	6,721
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17(d)	Capital Goods	3,558	3,554	3,638
Woodstream Corp., L+350, 8/31/14(f)	Household & Personal Products	705	665	673
Woodstream Corp., Prime+375, 8/31/14(g)	Household & Personal Products	1,530	1,508	1,522

Total Senior Secured Loans—First Lien			1,929,800	1,959,963
Unfunded Loan Commitments			(14,804)	(14,804)

Net Senior Secured Loans—First Lien			1,914,996	1,945,159

Senior Secured Loans—Second Lien—30.4%
Advance Pierre Foods, Inc., L+825, 1.3% LIBOR Floor, 10/10/17(e)(f)(g)	Food & Staples Retailing	25,556	25,133	26,075
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18(e)(f)	Commercial & Professional Services	20,314	20,363	20,466
Affordable Care, Inc., Prime+825, 12/26/19(d)(e)(f)(g)(h)	Health Care Equipment & Services	40,000	39,401	39,400
AlixPartners, LLP, L+925, 1.5% LIBOR Floor, 12/27/19(e)	Diversified Financials	15,000	14,570	15,197
Alliance Laundry Systems LLC, L+825, 1.3% LIBOR Floor, 12/10/19(d)(e)	Capital Goods	4,919	4,870	4,987
American Racing and Entertainment, LLC, 12.0%, 7/2/18(g)	Consumer Services	16,800	16,227	16,632
AssuraMed Holding, Inc., L+800, 1.3% LIBOR Floor, 4/24/20(f)	Health Care Equipment & Services	10,000	9,803	10,137
Asurion, LLC, L+750, 1.5% LIBOR Floor, 5/24/19(d)(e)	Insurance	12,229	12,179	12,623
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(e)(f)	Software & Services	29,000	28,145	28,608
Audio Visual Services Group, Inc., L+900, 1.3% LIBOR Floor, 4/30/19(d)(f)(g)	Technology Hardware & Equipment	52,885	51,845	52,224
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 3/26/20(e)(f)	Food & Staples Retailing	8,298	8,217	8,547
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(f)(g)	Software & Services	22,000	20,107	21,197
BNY ConvergEx Group, LLC, L+700, 1.8% LIBOR Floor, 12/18/17(g)	Software & Services	9,000	9,021	8,533
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(f)	Consumer Services	17,391	16,731	17,652
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(e)	Energy	7,756	7,660	7,815
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(d)	Capital Goods	6,207	6,090	6,340
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19(g)	Consumer Services	12,000	11,767	11,470
CHG Buyer Corp., L+775, 1.3% LIBOR Floor, 11/20/20(d)	Health Care Equipment & Services	5,787	5,673	5,827
Consolidated Precision Products Corp., L+925, 1.3% LIBOR Floor, 6/19/20(d)(e)(h)(i)	Capital Goods	15,000	14,850	15,150
DEI Sales, Inc., L+850, 1.5% LIBOR Floor, 1/15/18(f)(g)	Commercial & Professional Services	57,500	56,734	57,500
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Utilities	7,000	6,868	7,204
FR Brand Acquisition Corp., L+975, 1.3% LIBOR Floor, 10/11/19(e)(g)(i)	Energy	36,000	34,475	35,580
Fram Group Holdings Inc., L+900, 1.5% LIBOR Floor, 1/29/18(e)	Automobiles & Components	7,000	6,972	6,650
Hubbard Radio, LLC, L+725, 1.5% LIBOR Floor, 4/30/18(f)	Telecommunication Services	1,429	1,417	1,457
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(f)(g)	Capital Goods	37,000	35,681	36,630
JHCI Acquisition, Inc., L+550, 12/19/14(g)	Transportation	11,250	10,549	10,144
Kronos Inc., L+850, 1.3% LIBOR Floor, 4/30/20(d)(e)(f)	Commercial & Professional Services	30,769	30,466	30,846
LM U.S. Member LLC, L+825, 1.3% LIBOR Floor, 10/15/20	Transportation	9,375	9,236	9,457
Multi Packaging Solutions, Inc., L+900, 1.3% LIBOR Floor, 5/4/19(f)	Commercial & Professional Services	23,250	22,903	22,785
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(g)	Capital Goods	8,500	8,461	8,500
Paw Luxco II Sarl, EURIBOR+950, 1/29/19(j)	Consumer Durables & Apparel	€20,000	23,768	23,190
Pelican Products, Inc., L+1000, 1.5% LIBOR Floor, 6/14/19(d)	Capital Goods	$6,667	6,541	6,633
Pharmaceutical Research Associates, Inc., L+925, 1.3% LIBOR Floor, 11/27/19(f)	Health Care Equipment & Services	25,000	24,751	25,266

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Pregis Corp., L+1000, 1.5% LIBOR Floor, 3/23/18(f)(g)	Capital Goods	$45,000	$44,211	$44,550
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18(d)	Energy	5,515	5,475	5,581
Sedgwick CMS Holdings Inc., L+750, 1.5% LIBOR Floor, 5/30/17	Commercial & Professional Services	500	500	508
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)(e)	Capital Goods	8,571	8,577	8,614
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(f)	Health Care Equipment & Services	2,727	2,702	2,769
Smart & Final Inc., L+925, 1.3% LIBOR Floor, 11/16/20(g)	Food & Staples Retailing	6,400	6,209	6,464
Southern Pacific Resource Corp., Prime+750, 1/7/16(e)(f)(j)	Energy	13,693	13,571	13,878
SRAM, LLC, L+700, 1.5% LIBOR Floor, 12/7/18(d)	Consumer Durables & Apparel	5,000	4,960	5,088
Stadium Management Corp., L+950, 1.3% LIBOR Floor, 12/7/18(f)	Consumer Services	23,529	23,095	23,647
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/27/19	Software & Services	8,372	8,250	8,337
Venoco, Inc., L+700, 1.5% LIBOR Floor, 6/30/17(d)(g)	Energy	7,857	7,705	8,024
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Software & Services	14,750	14,703	14,833
Wall Street Systems Holdings, Inc., L+800, 1.3% LIBOR Floor, 4/24/20(d)	Software & Services	7,000	6,862	7,018
Web.com Group, Inc., L+950, 1.5% LIBOR Floor, 10/26/18(d)(f)(j)	Software & Services	4,187	4,098	4,323

Total Senior Secured Loans—Second Lien			752,392	764,356

Senior Secured Bonds—18.6%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(f)(g)	Materials	78,500	76,710	78,010
Allen Systems Group, Inc., 10.5%, 11/15/16(f)	Software & Services	15,323	14,205	11,186
Aspect Software, Inc., 10.6%, 5/15/17(e)	Software & Services	4,000	4,000	3,631
Avaya Inc., 7.0%, 4/1/19(e)(f)(g)	Technology Hardware & Equipment	23,500	21,792	22,002
Avaya Inc., 9.0%, 4/1/19(e)	Technology Hardware & Equipment	5,000	5,000	5,075
Cenveo Corp., 8.9%, 2/1/18(e)(f)	Commercial & Professional Services	23,788	21,717	22,711
Chester Downs & Marina, LLC, 9.3%, 2/1/20(e)	Consumer Services	3,750	3,784	3,700
Clear Channel Communications, Inc., 9.0%, 12/15/19(d)(e)(f)(i)	Media	8,254	7,498	7,606
Eastman Kodak Co., 10.6%, 3/15/19(f)(l)	Consumer Durables & Apparel	14,500	12,136	11,932
Eastman Kodak Co., 9.8%, 3/1/18(l)	Consumer Durables & Apparel	18,992	13,990	15,599
Edgen Murray Corp., 8.8%, 11/1/20(e)(j)	Capital Goods	1,400	1,390	1,414
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(f)	Utilities	14,250	14,689	15,924
Energy Future Intermediate Holding Co. LLC, 6.9%, 8/15/17(g)	Utilities	1,100	1,100	1,173
First Data Corp., 6.8%, 11/1/20(g)	Software & Services	2,000	1,985	2,037
HOA Restaurant Group, LLC, 11.3%, 4/1/17(f)	Consumer Services	14,100	14,121	12,985
Ineos Finance Plc, 7.5%, 5/1/20(e)(j)	Materials	850	850	890
Ineos Finance Plc, 8.4%, 2/15/19(e)(j)	Materials	3,000	3,000	3,238
JW Aluminum Co., 11.5%, 11/15/17(f)	Materials	20,000	19,633	19,400
Kinetic Concepts, Inc., 10.5%, 11/1/18(e)(f)	Health Care Equipment & Services	18,660	18,093	19,640
Neff Rental LLC, 9.6%, 5/15/16	Capital Goods	1,352	1,363	1,402
NES Rentals Holdings, Inc., 12.3%, 4/15/15(f)(g)	Capital Goods	38,375	38,683	39,573
Paetec Holdings Corp., 8.9%, 6/30/17(e)(j)	Telecommunication Services	4,680	4,767	5,031
Palace Entertainment Holdings, LLC, 8.9%, 4/15/17(e)	Consumer Services	2,400	2,400	2,541
PH Holding LLC, 9.8%, 12/31/17(f)	Consumer Durables & Apparel	10,000	9,810	10,100
Reynolds Group Holdings, Inc., 5.8%, 10/15/20(e)(j)	Consumer Durables & Apparel	6,750	6,750	6,986
Reynolds Group Holdings, Inc., 7.1%, 4/15/19(e)(j)	Consumer Durables & Apparel	3,000	3,121	3,253
Ryerson Inc., 9.0%, 10/15/17(e)	Capital Goods	3,100	3,100	3,149
Sorenson Communication, Inc., 10.5%, 2/1/15(g)	Telecommunication Services	39,000	33,702	32,525
Speedy Cash Intermediate Holdings Corp., 10.8%, 5/15/18(f)	Diversified Financials	16,000	16,164	17,104
Symbion, Inc., 8.0%, 6/15/16(e)(f)	Health Care Equipment & Services	12,460	12,327	12,881
Technicolor SA, 9.4%, 4/23/16(g)(j)	Media	2,241	2,078	2,314
Technicolor SA, 9.4%, 5/26/17(g)(j)	Media	13,495	12,478	13,934
Texas Competitive Electric Holdings Co. LLC, 11.5%, 10/1/20(f)	Utilities	10,000	9,916	7,909
Titlemax, Inc., 13.3%, 7/15/15(f)	Diversified Financials	14,500	15,073	16,149
Tops Markets LLC, 8.9%, 12/15/17(e)	Food & Staples Retailing	2,750	2,750	2,851
Travelport LLC, L+600 PIK, 12/1/16(g)	Consumer Services	22,933	18,111	18,404
Univision Communications Inc., 6.9%, 5/15/19(f)	Media	6,800	6,754	7,128
Viasystems Group Inc., 7.9%, 5/1/19(e)(j)	Technology Hardware & Equipment	5,000	5,000	4,912

Total Senior Secured Bonds			460,040	466,299

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—20.4%
Advantage Sales & Marketing Inc., 13.0%, 12/23/18(g)	Commercial & Professional Services	$10,000	$9,818	$9,850
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(e)	Energy	16,700	16,557	17,264
Asurion, LLC, L+950, 1.5% LIBOR Floor, 8/16/19(f)	Insurance	15,000	14,586	16,000
Aurora Diagnostics, LLC, 10.8%, 1/15/18(f)	Pharmaceuticals, Biotechnology & Life Sciences	20,065	20,120	18,761
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(j)	Energy	3,000	3,041	3,236
BakerCorp. International Inc., 8.3%, 6/1/19(f)	Commercial & Professional Services	5,000	5,000	5,069
Bresnan Broadband Holdings LLC, 8.0%, 12/15/18(e)(j)	Telecommunication Services	5,000	5,000	5,419
Calumet Lubricants Co., L.P., 9.4%, 5/1/19(f)(j)	Energy	5,800	5,800	6,330
Calumet Lubricants Co., L.P., 9.6%, 8/1/20(f)(j)	Energy	1,500	1,475	1,646
Cincinnati Bell Inc., 8.4%, 10/15/20(e)(j)	Telecommunication Services	8,895	8,750	9,651
Comstock Resources, Inc., 9.5%, 6/15/20(e)(f)(j)	Energy	21,000	20,061	22,301
Cumulus Media Inc., 7.8%, 5/1/19(f)(j)	Media	5,000	4,453	4,895
Del Monte Foods Co., 7.6%, 2/15/19(e)	Food, Beverage & Tobacco	3,500	3,498	3,654
Entercom Radio, LLC, 10.5%, 12/1/19(e)(j)	Media	13,500	13,360	14,873
EPL Oil & Gas Inc., 8.3%, 2/15/18(e)(j)	Energy	3,200	3,169	3,300
First Data Corp., 12.6%, 1/15/21(g)	Software & Services	5,000	5,309	5,284
Flanders Corp., 10.0%, 3.8% PIK, 5/14/18(g)	Capital Goods	8,153	7,969	8,194
Gymboree Corp., 9.1%, 12/1/18(g)	Consumer Durables & Apparel	7,000	6,418	6,306
Harland Clarke Holdings Corp., 9.5%, 5/15/15(g)	Commercial & Professional Services	2,689	2,432	2,473
Infiltrator Systems, Inc., 12.0%, 2.0% PIK, 3/11/18	Capital Goods	63,558	62,508	65,942
Ipreo Holdings LLC, 11.8%, 8/15/18(f)	Software & Services	10,000	9,960	10,600
J.Crew Group, Inc., 8.1%, 3/1/19	Consumer Durables & Apparel	1,200	1,200	1,273
JBS U.S.A. LLC, 8.3%, 2/1/20(e)(j)	Food, Beverage & Tobacco	3,000	2,960	3,173
Kinetic Concepts, Inc., 12.5%, 11/1/19(e)(f)(g)	Health Care Equipment & Services	26,700	25,405	25,565
Lin Television Corp., 6.4%, 1/15/21(e)(j)	Media	750	750	787
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(g)(j)	Energy	5,000	4,938	4,676
MModal Inc., 10.8%, 8/15/20(e)(g)	Health Care Equipment & Services	2,418	2,370	2,249
Monitronics International, Inc., 9.1%, 4/1/20(e)(j)	Consumer Services	2,250	2,250	2,331
Mood Media Corp., 9.3%, 10/15/20(e)(f)(j)	Media	24,250	24,277	25,252
The Pantry Inc., 8.4%, 8/1/20(g)(j)	Food & Staples Retailing	5,500	5,500	5,789
Petco Holdings, Inc., 8.5%, 10/15/17(e)	Retailing	1,000	995	1,034
Pharmaceutical Product Development, Inc., 9.5%, 12/1/19(g)	Health Care Equipment & Services	2,900	2,900	3,302
QR Energy, L.P., 9.3%, 8/1/20(e)(j)	Energy	3,250	3,206	3,441
Quicksilver Resources Inc., 7.1%, 4/1/16(e)(j)	Energy	1,000	891	802
Resolute Energy Corp., 8.5%, 5/1/20(e)(j)	Energy	10,500	10,629	10,671
Samson Investment Co., 9.8%, 2/15/20(e)(f)	Energy	19,420	19,630	20,585
SandRidge Energy, Inc., 8.1%, 10/15/22(e)(j)	Energy	7,500	7,500	8,234
Sequel Industrial Products Holdings, LLC, 12.0%, 2.5% PIK, 5/10/18(g)	Energy	15,500	15,214	15,655
Sidewinder Drilling, Inc., 9.8%, 11/15/19(f)(g)	Capital Goods	8,000	8,000	8,030
Symmetry Medical Inc., 12.0%, 2.0% PIK, 12/29/17(g)(j)	Health Care Equipment & Services	33,170	32,305	34,413
ThermaSys Corp., 10.0%, 2.5% PIK, 12/31/16	Capital Goods	86,210	84,674	86,210
Univar Inc., 12.0%, 6/30/18(f)	Materials	3,000	2,953	3,045
Viking Cruises, Ltd., 8.5%, 10/15/22(e)(j)	Consumer Services	4,075	4,075	4,406

Total Subordinated Debt			491,906	511,971

Collateralized Securities—4.7%
Apidos CDO IV Class E, L+360, 10/27/18(g)(j)	Diversified Financials	2,000	1,214	1,660
Ares 2007 CLO 11A Class E, L+600, 10/11/21(g)(j)	Diversified Financials	4,775	3,221	4,320
Ares 2007 CLO 12X Class E, L+575, 11/25/20(g)(j)	Diversified Financials	2,252	1,820	2,128
Carlyle Azure CLO Class Income, 23.3%, 5/27/20(j)	Diversified Financials	28,000	13,099	18,141
Dryden CDO 23A Class E, L+700, 7/20/23(j)	Diversified Financials	4,500	3,634	3,984
Dryden CDO 23A Class Subord, 15.2%, 7/17/23(j)	Diversified Financials	10,000	7,650	8,710
Galaxy VII CLO Class Subord., 28.9%, 10/13/18(j)	Diversified Financials	2,000	886	1,422
Lightpoint CLO 2006 V Class D, L+365, 8/5/19(g)(j)	Diversified Financials	6,500	3,490	5,168
Mountain View CLO II Class Pref., 34.5%, 1/12/21(j)	Diversified Financials	9,225	4,658	8,819
Octagon CLO 2006 10A Class Income, 54.0%, 10/18/20(j)	Diversified Financials	4,375	2,346	4,472
Rampart CLO 2007 1A Class Subord., 55.8%, 10/25/21(j)	Diversified Financials	10,000	5,290	11,973
Stone Tower CLO VI Class Subord., 48.9%, 4/17/21(g)(j)	Diversified Financials	5,000	3,067	6,226
Wind River CLO Ltd. 2012 1A Class Sub B, 16.8%, 1/15/24(j)	Diversified Financials	42,504	41,036	41,971

Total Collateralized Securities			91,411	118,994

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.1%(k)
Aquilex Corp., Common Equity, Class A Shares(f)(l)	Energy	$15,128	$2,266	$5,977
Aquilex Corp., Common Equity, Class B Shares(f)(g)(l)	Energy	32,637	4,889	12,895
ERC Ireland Holdings Ltd., Common Equity(i)(j)(l)	Telecommunication Services	13,510	—	—
ERC Ireland Holdings Ltd., Warrants(i)(j)(l)	Telecommunication Services	2,617	—	—
Flanders Corp., Common Equity(g)(l)	Capital Goods	5,000,000	5,000	6,500
Florida Gaming Centers, Inc., Strike: $0.01, Warrants(g)(l)	Consumer Services	71	—	99
Florida Gaming Corp., Strike: $25.00, Warrants(g)(l)	Consumer Services	226,635	—	—
Ipreo Holdings LLC, Common Equity(g)(l)	Software & Services	1,000,000	1,000	1,350
JW Aluminum Co., Common Equity(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity(g)(l)	Capital Goods	2,623	262	—
Leading Edge Aviation Services, Inc., Preferred Equity(g)(l)	Capital Goods	738	738	608
Milagro Holdings, LLC, Common Equity(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity(l)	Energy	283,947	11,181	6,673
Plains Offshore Operations Inc., Preferred Equity(f)(g)	Energy	523,068	51,941	55,924
Plains Offshore Operations Inc., Strike: $20.00, Warrants(f)(g)(l)	Energy	1,013,444	1,722	2,432
Safariland, LLC, Common Equity(g)(l)	Capital Goods	25,000	2,500	3,738
Safariland, LLC, Preferred Equity(g)	Capital Goods	1,095	10,031	10,572
Safariland, LLC, Warrants(g)(l)	Capital Goods	2,263	246	338
Sequel Industrial Products Holdings, LLC, Common Equity(g)(l)	Energy	3,330,600	3,400	4,330
Sequel Industrial Products Holdings, LLC, Preferred Equity(g)(l)	Energy	87,607	8,354	8,366
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants(g)(l)	Energy	20,681	12	16
ThermaSys Corp., Common Equity(g)(l)	Capital Goods	51,813	1	694
ThermaSys Corp., Preferred Equity(g)(l)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units(g)(l)	Materials	2,500,000	2,500	2,250

Total Equity/Other			114,499	127,943

TOTAL INVESTMENTS—156.7%			$3,825,244	3,934,722

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)				(1,422,984)

NET ASSETS—100.0%				$2,511,738

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2012.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 83.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2013, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, Arch Street Funding LLC, or Arch Street, Locust Street Funding LLC, or Locust Street, Race Street Funding LLC, or Race Street, and Walnut Street Funding LLC, or Walnut Street. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenue of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from its target companies as primary market, or proprietary, investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 balance sheet and schedule of investments are derived from the 2012 audited consolidated financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC, or FB Advisor, dated as of February 12, 2008, which was amended on August 5, 2008, and which, as amended, is referred to herein as the investment advisory and administrative serves agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor will receive 20.0% of pre-incentive fee net investment income.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2013. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering(1)	—	$—	41,044,041	$435,132
Reinvestment of Distributions	2,638,800	26,476	1,792,143	17,206

Total Gross Proceeds	2,638,800	26,476	42,836,184	452,338
Commissions and Dealer Manager Fees	—	—	—	(40,660)

Net Proceeds to Company	2,638,800	26,476	42,836,184	411,678
Share Repurchase Program	(883,047)	(8,830)	(385,526)	(3,695)

Net Proceeds from Share Transactions	1,755,753	$17,646	42,450,658	$407,983

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

Public Offering of Shares

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of May 14, 2013, the Company had sold a total of 258,844,374 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,717,668, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008.

During the three months ended March 31, 2013 and 2012, the Company sold 2,638,800 and 42,836,184 shares for gross proceeds of $26,476 and $452,338 at an average price per share of $10.03 and $10.56, respectively. The gross proceeds received during the three months ended March 31, 2012 include reinvested stockholder distributions of $17,206, for which the Company issued 1,792,143 shares of common stock. During the period from April 1, 2013 to May 14, 2013, the Company issued 1,747,729 shares of common stock for gross proceeds of $17,739 at an average price per share of $10.15 pursuant to its distribution reinvestment plan.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $40,660 for the three months ended March 31, 2013 and 2012, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

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

Under the share repurchase program, the Company intends to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock (as determined in good faith by the Company’s board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The Company’s board of directors may amend, suspend or terminate the repurchase program at any time, upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 semi-monthly closing.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company during the three months ended March 31, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830

On April 1, 2013, the Company repurchased 1,053,119 shares (representing 100% of shares of common stock tendered for repurchase) at $10.10 per share for aggregate consideration totaling $10,637.

Note 4. Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

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

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. This “catch-up” feature allows FB Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FB Advisor will receive 20.0% of pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The Company

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, has funded certain of the Company’s offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company did not pay any reimbursements under this arrangement during the three months ended March 31, 2013 or 2012.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FB Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2013 and 2012:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2013	2012
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,206	$12,204
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$6,350	$14,801
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$14,228	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,436	$903
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$7,783

(1)	During the three months ended March 31, 2013 and 2012, $19,371 and $8,631, respectively, in base management fees were paid to FB Advisor.

(2)	During the three months ended March 31, 2013 and 2012, the Company accrued capital gains incentive fees of $6,350 and $14,801, respectively, based on the performance of its portfolio, of which $6,350 and $14,719, respectively, was based on unrealized gains and $0 and $82, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, $11,791 in capital gains incentive fees were payable by the Company to FB Advisor, $10,933 of which was paid to FB Advisor during the three months ended March 31, 2013. The Company did not pay any amounts to FB Advisor in respect of the capital gains incentive fee during the three months ended March 31, 2012.

(3)	As of December 31, 2012, $13,393 in subordinated income incentive fees were payable by the Company to FB Advisor, $12,020 of which was paid to FB Advisor during the three months ended March 31, 2013. As of March 31, 2013, a subordinated incentive fee on income of $15,601 was payable to FB Advisor.

(4)	During the three months ended March 31, 2013 and 2012, $1,315 and $740, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $838 and $174, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2013 and 2012.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker dealers.

Potential Conflicts of Interest

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2013 and 2012, no such reimbursements were

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

required from Franklin Square Holdings. Franklin Square Holdings is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman.

There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012	$0.2016	$37,014
Fiscal 2013
March 31, 2013	$0.2025	$51,184

On April 11, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on April 30, 2013 to stockholders of record on April 29, 2013. On May 8, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on May 31, 2013 to stockholders of record on May 30, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	39,543	77%	37,014	100%
Capital gains proceeds from the sale of assets	11,641	23%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$51,184	100%	$37,014	100%

(1)	During the three months ended March 31, 2013 and 2012, 90% and 94%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 10% and 6%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2013 and 2012 was $57,068 and $35,006, respectively. As of March 31, 2013 and December 31, 2012, the Company had $70,535 and $53,010, respectively, of undistributed net investment income on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of the Company’s operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and, with respect to the three months ended March 31, 2012, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
GAAP-basis net investment income	$50,729	$14,892
Tax-basis amortization of organization costs	(11)	(11)
Reversal of incentive fee accrual on unrealized gains	6,350	14,719
Tax-basis net investment income portion of total return swap payments	—	5,074
Accretion of discount on total return swap	—	332

Tax-basis net investment income	$57,068	$35,006

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

The following table reflects the stock distributions per share that the Company declared on its common stock through March 31, 2013:

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of March 31, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2013 (Unaudited)	December 31, 2012

Distributable ordinary income	$70,535	$53,010
Incentive fee accrual on unrealized gains	(34,310)	(27,960)
Unamortized organization costs	(461)	(472)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	109,188	89,082

	$144,952	$113,660

(1)	As of March 31, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $153,994 and $119,650, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $44,806 and $30,568, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,974,837 and $3,845,515 as of March 31, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $109,188 and $89,082 as of March 31, 2013 and December 31, 2012, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,947,983	$1,987,938	49%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	829,745	851,521	21%	752,392	764,356	19%
Senior Secured Bonds	487,436	498,910	12%	460,040	466,299	12%
Subordinated Debt	488,930	512,170	13%	491,906	511,971	13%
Collateralized Securities	82,778	102,126	2%	91,411	118,994	3%
Equity/Other	120,161	131,364	3%	114,499	127,943	3%

	$3,957,033	$4,084,029	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013, the Company had three such investments with an aggregate unfunded commitment of $14,004. As of December 31, 2012, the Company had three such investments with an aggregate unfunded commitment of $14,804. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$26,850	1%	$41,479	1%
Capital Goods	682,333	17%	675,187	17%
Commercial & Professional Services	257,829	6%	271,978	7%
Consumer Durables & Apparel	366,890	9%	264,722	7%
Consumer Services	328,970	8%	293,408	7%
Diversified Financials	191,053	5%	220,622	6%
Energy	398,540	10%	430,444	11%
Food & Staples Retailing	71,017	2%	96,739	2%
Food, Beverage & Tobacco	7,631	0%	9,713	0%
Health Care Equipment & Services	309,374	8%	362,456	9%
Household & Personal Products	84,423	2%	78,124	2%
Insurance	16,172	0%	28,623	1%
Materials	178,170	4%	199,089	5%
Media	271,529	7%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	57,603	1%	37,259	1%
Retailing	7,134	0%	24,652	1%
Semiconductors & Semiconductor Equipment	6,438	0%	8,820	0%
Software & Services	327,453	8%	339,641	9%
Technology Hardware & Equipment	133,494	3%	94,128	2%
Telecommunication Services	208,599	5%	152,458	4%
Transportation	32,116	1%	29,104	1%
Utilities	120,411	3%	121,477	3%

Total	$4,084,029	100%	$3,934,722	100%

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

As of March 31, 2013 and December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2013 (Unaudited)	December 31, 2012
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,084,029	3,934,722

	$4,084,029	$3,934,722

The Company’s investments as of March 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and six subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity/other investment, both of which were newly-issued and purchased near March 31, 2013, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Three Months Ended March 31, 2013
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722
Accretion of discount (amortization of premium)	7,085	1,060	1,272	499	178	12	10,106
Net realized gain (loss)	5,233	396	1,698	1,825	5,019	—	14,171
Net change in unrealized appreciation (depreciation)	9,792	9,812	5,215	3,175	(8,235)	(2,241)	17,518
Purchases	411,848	132,245	60,632	39,900	—	5,291	649,916
Paid-in-kind interest	—	—	—	1,054	—	359	1,413
Sales and redemptions	(391,179)	(56,348)	(36,206)	(46,254)	(13,830)	—	(543,817)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,987,938	$851,521	$498,910	$512,170	$102,126	$131,364	$4,084,029

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,767	$11,950	$6,388	$4,543	$(1,949)	$(2,241)	$35,458

	Three Months Ended March 31, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,023,183	$388,508	$122,758	$226,479	$68,366	$15,064	$1,844,358
Accretion of discount (amortization of premium)	1,733	957	(89)	269	210	—	3,080
Net realized gain (loss)	2,663	195	13	(6,406)	433	—	(3,102)
Net change in unrealized appreciation (depreciation)	21,115	7,541	4,380	14,244	9,737	4,000	61,017
Purchases	309,757	61,781	29,908	99,018	—	60,966	561,430
Paid-in-kind interest	—	—	—	—	—	—	—
Sales and redemptions	(131,279)	(46,388)	(8,263)	(28,869)	(4,785)	—	(219,584)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,227,172	$412,594	$148,707	$304,735	$73,961	$80,030	$2,247,199

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$26,878	$6,993	$3,910	$8,119	$9,954	$4,000	$59,854

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of March 31, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at March 31, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$698,765	Market Comparables	Market Yield (%)	6.8% - 15.8%	9.3%
Senior Secured Loans—Second Lien	120,493	Market Comparables	Market Yield (%)	10.0% - 12.0%	10.8%
Senior Secured Bonds	10,200	Market Comparables	Market Yield (%)	9.0% - 9.5%	9.3%
Subordinated Debt	223,765	Market Comparables	Market Yield (%)	9.3% - 14.3%	12.1%
Equity/Other	130,364	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	3.5x - 12.8x	7.3x
			Production Multiples (Mmb/d)	$35,000.0 - $40,000.0	$35,500.0
			Proved Reserves Multiples (Mmboe)	$7.5x - $8.5x	$8.0x
			PV-10 Multiples (x)	0.5x - 0.6x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	36.0% - 60.0%	36.3%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment ($22,540) and one equity/other investment ($1,000), both of which were newly-issued and purchased near March 31, 2013, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. As of March 31, 2013, $8,754 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$605,163	Market Comparables	Market Yield (%)	6.8% - 17.3%	9.7%
Senior Secured Loans—Second Lien	118,682	Market Comparables	Market Yield (%)	10.3% - 12.8%	11.2%
Senior Secured Bonds	10,100	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Subordinated Debt	224,059	Market Comparables	Market Yield (%)	9.3% - 14.5%	12.9%
Equity/Other	127,943	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	3.3x - 12.5x	6.9x
			Production Multiples (Mmb/d)	$57,500.0 - $62,500.0	$60,000.0
			Proved Reserves Multiples (Mmboe)	$12.5x - $13.5x	$13.0x
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
			Revenue Multiples	1.6x - 1.6x	1.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	44.0% - 59.7%	44.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment ($39,400), which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. As of December 31, 2012, $14,804 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2013. For additional information regarding these financing facilities, please see the notes to the Company’s audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$497,682	$52,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$240,000	$—	December 22, 2013
JPM Facility(1)	Repurchase	3.25%	$700,000	$—	October 15, 2016
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$240,964	$9,036	May 17, 2017

(1)	On April 23, 2013, the Company amended the facility to increase the amount of debt financing available under the arrangement from $700,000 to $950,000 and to extend the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Arch Street Credit Facility

On August 29, 2012, Arch Street, the Company’s wholly-owned, special-purpose financing subsidiary, terminated its total return swap financing arrangement, or TRS, with Citibank, N.A., or Citibank, and entered into a revolving credit facility, or the Arch Street credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Arch Street credit facility provides for borrowings in an aggregate principal amount up to $550,000 on a committed basis. The Company may contribute cash or debt securities to Arch Street from time to time, subject to certain restrictions set forth in the Arch Street credit facility, and will retain a residual interest in any assets contributed through its ownership of Arch Street or will receive fair market value for any debt securities sold to Arch Street. Arch Street may purchase additional debt securities from various sources. Arch Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Arch Street, including its portfolio of debt securities. The obligations of Arch Street under the facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of the Company’s investment in Arch Street.

Borrowings under the Arch Street credit facility accrue interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

As of March 31, 2013 and December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2013, $3,574 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.34% per annum as of March 31, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. The Company recorded interest expense of $3,338 for the three months ended March 31, 2013, of which $365 related to the amortization of deferred financing costs and $65 related to commitment fees on the unused portion of the credit facility. The Company paid $4,250 in interest expense during the three months ended March 31, 2013. The average borrowings under the Arch Street credit facility for the three months ended March 31, 2013 were $497,682, with a weighted average interest rate of 2.39%.

Broad Street Credit Facility

On January 28, 2011, Broad Street, the Company’s wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. The Broad Street credit facility provides for borrowings of up to $240,000 at a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

Under the Broad Street credit facility, the Company transfers debt securities to Broad Street from time to time as a contribution to capital and retains a residual interest in the contributed debt securities through its ownership of Broad Street. The obligations of Broad Street under the facility are non-recourse to the Company and its exposure under the facility is limited to the value of its investment in Broad Street.

As of March 31, 2013 and December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2013, all of the deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.78% per annum as of March 31, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $1,296 and $2,424 for the three months ended March 31, 2013 and 2012, respectively, of which $225 and $194, respectively, related to the amortization of deferred financing costs. The Company paid $1,101 and $2,236 in interest expense for the three months ended March 31, 2013 and 2012, respectively. The average borrowings under the credit facility for the three months ended March 31, 2013 and 2012 were $240,000 and $340,000, respectively, with a weighted average interest rate of 1.79% and 2.62%, respectively.

JPM Financing

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street and Race Street, the Company entered into an amendment, or the April 2013 amendment, to its conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011. The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Locust Street when the financing arrangement, as amended, is fully-ramped was increased from $1,320,000 to $1,791,500.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The loans held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or, together with the notes issued prior to April 23, 2013, the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time was increased from $840,000 to $1,140,000 and the stated maturity date of the Class A Notes was changed from October 15, 2023 to April 15, 2024. All principal and interest on the Class A Notes will be due and payable on the stated maturity date. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

In connection with the increase in the amount available under the debt financing arrangement, Race Street entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility was increased from $840,000 to $1,140,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility was increased from $700,000 to $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Race Street when the financing arrangement, as amended, is fully-ramped was increased from $600,000 to $814,000. The loans held by Race Street secure the obligations of Race Street under the JPM Facility.

As of March 31, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $840,000 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $700,000 and $676,667, respectively. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2013 and December 31, 2012, Race Street’s liability under the JPM Facility was $700,000 and $676,667, respectively, plus $4,767 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of March 31, 2013 and December 31, 2012, the fair value of loans held by Locust Street was $1,319,603 and $1,307,933, respectively, which included loans purchased by Locust Street with proceeds from the issuance of Class A Notes. As of March 31, 2013 and December 31, 2012, the fair value of loans held by Race Street was $623,603 and $598,528, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of March 31, 2013, the Company had incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of March 31, 2013, $246 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of March 31, 2013. The Company recorded interest expense of $5,652 and $2,757 for the three months ended March 31, 2013 and 2012, respectively, of which $33 and $27, respectively, related to the amortization of deferred financing costs. The Company paid $5,150 and $1,639 in interest expense during the three months ended March 31, 2013 and 2012, respectively. The average borrowings under the JPM Facility for the three months ended March 31, 2013 and 2012 were $691,963 and $283,987, respectively, with a weighted average interest rate of 3.25% and 3.79%, respectively.

Walnut Street Credit Facility

On May 17, 2012, Walnut Street, the Company’s wholly-owned, special-purpose financing subsidiary, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association, or collectively with Wells Fargo Securities, LLC, Wells Fargo, entered into a revolving credit facility, or the Walnut Street credit facility. Wells Fargo Securities, LLC serves as the administrative agent and Wells Fargo Bank, National Association is the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

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

As of March 31, 2013 and December 31, 2012, $240,964 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2013, $3,110 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.76% per annum as of March 31, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. The Company recorded interest expense of $1,850 for the three months ended March 31, 2013, of which $182 related to the amortization of deferred financing costs and $14 related to commitment fees on the unused portion of the credit

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

facility. The Company paid $1,583 in interest expense during the three months ended March 31, 2013. The average borrowings under the Walnut Street credit facility for the three months ended March 31, 2013 were $238,848, with a weighted average interest rate (including the effect of non-usage fees) of 2.79%.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.97	$9.35
Results of operations(1)
Net investment income (loss)	0.20	0.59
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.13	0.86

Net increase (decrease) in net assets resulting from operations	0.33	1.45

Stockholder distributions(2)
Distributions from net investment income	(0.15)	(0.63)
Distributions from net realized gain on investments	(0.05)	(0.23)

Net decrease in net assets resulting from stockholder distributions	(0.20)	(0.86)

Capital share transactions
Issuance of common stock(3)	—	0.04
Repurchases of common stock(4)	—	—
Offering costs(1)	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.03

Net asset value, end of period	$10.10	$9.97

Shares outstanding, end of period	253,646,574	251,890,821

Total return(5)	3.31%	15.83%

Ratio/Supplemental Data:
Net assets, end of period	$2,560,676	$2,511,738

Ratio of net investment income to average net assets(6)	2.00%	6.07%

Ratio of accrued capital gains incentive fees to average net assets(6)	0.25%	1.80%

Ratio of subordinated incentive fees to average net assets(6)	0.56%	0.61%

Ratio of interest expense to average net assets(6)	0.48%	1.37%

Ratio of operating expenses to average net assets(6)	2.34%	7.67%

Portfolio turnover(7)	13.65%	65.70%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(5)	The total return for the three months ended March 31, 2013 was calculated by taking the net asset value per share as of March 31, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the period are used for this calculation. Ratios are not annualized.

(7)	Portfolio turnover is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

•

actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, GSO / Blackstone Debt Funds Management LLC, or GDFM, or any of their affiliates;

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

Event Driven: We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

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

Collateralized Securities: Collateralized loan obligations, or CLOs, are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities. Our relationship with GSO Capital Partners LP, one of the largest CLO managers in the world, allows us to invest in these securities with confidence and to capitalize on opportunities in the secondary CLO market.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by a nationally-recognized statistical ratings organization and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Corporation). However, we also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fees compensate FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions” for additional information regarding the reimbursements payable to FB Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, see our annual report on Form 10-K for the year ended December 31, 2012.

Portfolio Investment Activity for the Three Months Ended March 31, 2013 and for the Year Ended December 31, 2012

During the three months ended March 31, 2013, we made investments in portfolio companies totaling $649,916. During the same period, we sold investments totaling $147,944 and received principal repayments of $395,873. As of March 31, 2013, our investment portfolio, with a total fair value of $4,084,029, consisted of interests in 245 portfolio companies (49% in first lien senior secured loans, 21% in second lien senior secured loans, 12% in senior secured bonds, 13% in subordinated debt, 2% in collateralized securities and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $294.1 million. As of March 31, 2013, the investments in our portfolio were purchased at an average price of 95.7% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 59.5% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the amortized cost of our investments.

During the year ended December 31, 2012, we made investments in portfolio companies totaling $3,863,334. During the same period, we sold investments for proceeds of $926,136 and received principal repayments of $1,045,311. As of December 31, 2012, our investment portfolio, with a total fair value of $3,934,722, consisted of interests in 263 portfolio companies (50% in first lien senior secured loans, 19% in second lien senior secured loans, 12% in senior secured bonds, 13% in subordinated debt, 3% in collateralized securities and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $302.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.4% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 59.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the amortized cost of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,947,983	$1,987,938	49%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	829,745	851,521	21%	752,392	764,356	19%
Senior Secured Bonds	487,436	498,910	12%	460,040	466,299	12%
Subordinated Debt	488,930	512,170	13%	491,906	511,971	13%
Collateralized Securities	82,778	102,126	2%	91,411	118,994	3%
Equity/Other	120,161	131,364	3%	114,499	127,943	3%

	$3,957,033	$4,084,029	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013, we had three such investments with an aggregate unfunded commitment of $14,004. As of December 31, 2012, we had three such investments with an aggregate unfunded commitment of $14,804. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$26,850	1%	$41,479	1%
Capital Goods	682,333	17%	675,187	17%
Commercial & Professional Services	257,829	6%	271,978	7%
Consumer Durables & Apparel	366,890	9%	264,722	7%
Consumer Services	328,970	8%	293,408	7%
Diversified Financials	191,053	5%	220,622	6%
Energy	398,540	10%	430,444	11%
Food & Staples Retailing	71,017	2%	96,739	2%
Food, Beverage & Tobacco	7,631	0%	9,713	0%
Health Care Equipment & Services	309,374	8%	362,456	9%
Household & Personal Products	84,423	2%	78,124	2%
Insurance	16,172	0%	28,623	1%
Materials	178,170	4%	199,089	5%
Media	271,529	7%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	57,603	1%	37,259	1%
Retailing	7,134	0%	24,652	1%
Semiconductors & Semiconductor Equipment	6,438	0%	8,820	0%
Software & Services	327,453	8%	339,641	9%
Technology Hardware & Equipment	133,494	3%	94,128	2%
Telecommunication Services	208,599	5%	152,458	4%
Transportation	32,116	1%	29,104	1%
Utilities	120,411	3%	121,477	3%

Total	$4,084,029	100%	$3,934,722	100%

As of March 31, 2013 and December 31, 2012, approximately 63% and 58%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$1,267,683	31%	$1,063,807	27%
Anchor Order	584,810	14%	421,936	11%
Event Driven	441,920	11%	167,819	4%
Opportunistic	181,137	4%	491,593	13%
Collateralized Securities	102,126	3%	118,994	3%
Broadly Syndicated/Other	1,506,353	37%	1,670,573	42%

	$4,084,029	100%	$3,934,722	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$175,741	4%	$183,638	5%
2	3,538,700	87%	3,424,857	87%
3	242,746	6%	174,228	4%
4	123,608	3%	148,364	4%
5	3,234	0%	3,635	0%

	$4,084,029	100%	$3,934,722	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Revenues

We generated investment income of $110,044 and $50,535 for the three months ended March 31, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $98,525 and $47,455 of cash income earned as well as $11,519 and $3,080 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our public offering in May 2012.

Expenses

Our total operating expenses were $59,315 and $35,643 for the three months ended March 31, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FB Advisor of $22,206 and $12,204 for the three months ended March 31, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,436 and $903 for the three months ended March 31, 2013 and 2012, respectively.

FB Advisor is eligible to receive incentive fees based on performance. As of December 31, 2012, $13,393 in subordinated income incentive fees were payable by us to FB Advisor, $12,020 of which we paid to FB Advisor during the three months ended March 31, 2013. During the three months ended March 31, 2013, we accrued an additional subordinated income incentive fee of $14,228 based upon the performance of our portfolio. We did not accrue any subordinated income incentive fees during the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we accrued capital gains incentive fees of $6,350 and $14,801, respectively, based on the performance of our portfolio, of which $6,350 and $14,719, respectively, was based on unrealized gains and $0 and $82, respectively, was based on realized gains. No such fee is actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $12,136 and $5,181 for the three months ended March 31, 2013 and 2012, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $365 and $421 for the three months ended March 31, 2013 and 2012, respectively. We incurred fees and expenses with our stock transfer agent of $890 and $940 for the three months ended March 31, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $1,704 and $1,193 for the three months ended March 31, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended March 31,
	2013	2012
Expenses associated with our independent audit and related fees	$185	$162
Compensation of our chief compliance officer	20	21
Legal fees	250	177
Printing fees	300	176
Directors’ fees	225	210
Other	724	447

Total	$1,704	$1,193

During the three months ended March 31, 2013 and 2012, the ratio of our operating expenses to our average net assets was 2.34% and 2.08%, respectively. Our ratio of operating expenses to our average net assets during the three months ended March 31, 2013 and 2012 includes $12,136 and $5,181, respectively, related to interest expense and $20,578 and $14,801, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.05% and 0.92% for the three months ended March 31, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of operating expenses to average net assets during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the TRS and the replacement of such financing arrangement with a revolving credit facility.

As the size of our asset base and number of investors grew prior to the closing of our continuous public offering, our general and administrative expenses increased accordingly. Legal fees increased as the number of filings increased and printing costs increased with the increase in the number of filings and the number of stockholders. Our operating expenses related to our ongoing operations have begun to level off as the size of our asset base has stabilized as a result of the closing of our public offering in May 2012.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three months ended March 31, 2013 and 2012, no such reimbursements were required from Franklin Square Holdings. Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Net Investment Income

Our net investment income totaled $50,729 ($0.20 per share) and $14,892 ($0.08 per share) for the three months ended March 31, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, our ability to efficiently deploy capital following the closing of our public offering and the transition of our portfolio to higher yielding non-broadly syndicated assets.

Net Realized Gains or Losses

We sold investments and received principal repayments of $147,944 and $395,873, respectively, during the three months ended March 31, 2013, from which we realized net gains of $14,171. We also realized a net loss of $63 from settlements on foreign currency during the three months ended March 31, 2013. We sold investments and received principal repayments of $79,704 and $139,880, respectively, during the three months ended March 31, 2012, from which we realized net losses of $3,102. We also earned $5,074 from periodic net settlement payments on our TRS and realized a net gain of $17 from settlements on foreign currency during the three months ended March 31, 2012.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $17,518 and the net change in unrealized gain (loss) on foreign currency totaled $121. For the three months ended March 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $61,017, the net change in unrealized appreciation (depreciation) on our TRS was $4,512 and the net change in unrealized gain (loss) on foreign currency totaled $0. The net change in unrealized appreciation (depreciation) on our investments during each of the three months ended March 31, 2013 and 2012 was primarily driven by a general strengthening in the credit markets during the prior period and continued tightening of credit spreads in the first quarter of 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2013, the net increase in net assets resulting from operations was $82,476 ($0.33 per share) compared to a net increase in net assets resulting from operations of $82,410 ($0.45 per share) during the three months ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2013, we had $362,896 in cash, which we held in a custodial account, and $61,354 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of March 31, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$497,682	$52,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$240,000	$—	December 22, 2013
JPM Facility(1)	Repurchase	3.25%	$700,000	$—	October 15, 2016
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$240,964	$9,036	May 17, 2017

(1)	On April 23, 2013, we amended the facility to increase the amount of debt financing available under the arrangement from $700,000 to $950,000 and to extend the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017.

During the three months ended March 31, 2013, we issued 2,638,800 shares of our common stock for gross proceeds of $26,476 at an average price per share of $10.03 pursuant to our distribution reinvestment plan.

During the three months ended March 31, 2012, we sold 42,836,184 shares of our common stock for gross proceeds of $452,338 at an average price per share of $10.56. The gross proceeds received during the three months ended March 31, 2012 include reinvested stockholder distributions of $17,206, for which we issued 1,792,143 shares of common stock. During the three months ended March 31, 2012, we also incurred offering costs of $1,515 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $40,660 for the three months ended March 31, 2012. These sales commissions and fees include $7,783 retained by the dealer manager, FS2, which is one of our affiliates.

As of May 14, 2013, we have sold 258,844,374 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $2,717,668, including the seed capital contributed by Messrs. Forman and Adelman.

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

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases pursuant to our share repurchase program during the three months ended March 31, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830

On April 1, 2013, we repurchased 1,053,119 shares (representing 100% of shares of common stock tendered for repurchase) at $10.10 per share for aggregate consideration totaling $10,637.

Arch Street Credit Facility

On August 29, 2012, Arch Street terminated its TRS with Citibank and entered into the Arch Street credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Arch Street credit facility provides for borrowings in an aggregate principal amount up to $550,000 on a committed basis. We may contribute cash or debt securities to Arch Street from time to time, subject to certain restrictions set forth in the Arch Street credit facility, and will retain a residual interest in any assets contributed through our ownership of Arch Street or will receive fair market value for any debt securities sold to Arch Street. Arch Street may purchase additional debt securities from various sources. Arch Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Arch Street, including its portfolio of debt securities. The obligations of Arch Street under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Arch Street.

Borrowings under the Arch Street credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

As of March 31, 2013 and December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of March 31, 2013, $3,574 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.34% per annum as of March 31, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. We recorded interest expense of $3,338 for the three months ended March 31, 2013, of which $365 related to the amortization of deferred financing costs and $65 related to commitment fees on the unused portion of the credit facility. We paid $4,250 in interest expense during the three months ended March 31, 2013. The average borrowings under the Arch Street credit facility for the three months ended March 31, 2013 were $497,682, with a weighted average interest rate of 2.39%.

Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank and the other lenders party thereto entered into the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. The Broad Street credit facility provides for borrowings of up to $240,000 at a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

Under the Broad Street credit facility, we transfer debt securities to Broad Street from time to time as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. The obligations of Broad Street under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Broad Street.

As of March 31, 2013 and December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of March 31, 2013, all of such deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.78% per annum as of March 31, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $1,296 and $2,424 for the three months ended March 31, 2013 and 2012, respectively, of which $225 and $194, respectively, related to the amortization of deferred financing costs. We paid $1,101 and $2,236 in interest expense for the three months ended March 31, 2013 and 2012, respectively. The average borrowings under the credit facility for the three months ended March 31, 2013 and 2012 were $240,000 and $340,000, respectively, with a weighted average interest rate of 1.79% and 2.62%, respectively.

JPM Financing

On April 23, 2013, through our two wholly-owned, special purpose financing subsidiaries, Locust Street and Race Street, we entered into the April 2013 amendment to our conventional debt financing arrangement with JPM, which was originally entered into on July 21, 2011. The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Locust Street when the financing arrangement, as amended, is fully-ramped was increased from $1,320,000 to $1,791,500.

The loans held by Locust Street secure the obligations of Locust Street under the Class A Floating Rate Notes to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time was increased from $840,000 to $1,140,000 and the stated maturity date of the Class A Notes was changed from October 15, 2023 to April 15, 2024. All principal and interest on the Class A Notes will be due and payable on the stated maturity date. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

In connection with the increase in the amount available under the debt financing arrangement, Race Street entered into an amendment to the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility was increased from $840,000 to $1,140,000 in connection with the April 2013 amendment. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility was increased from $700,000 to $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Race Street when the financing arrangement, as amended, is fully-ramped, was increased from $600,000 to $814,000. The loans held by Race Street secure the obligations of Race Street under the JPM Facility.

As of March 31, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $840,000 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $700,000 and $676,667, respectively. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2013 and December 31, 2012, Race Street’s liability under the JPM Facility was $700,000 and $676,667, respectively, plus $4,767 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

As of March 31, 2013 and December 31, 2012, the fair value of loans held by Locust Street was $1,319,603 and $1,307,933, respectively, which included loans purchased by Locust Street with proceeds from the issuance of Class A Notes. As of March 31, 2013 and December 31, 2012, the fair value of loans held by Race Street was $623,603 and $598,528, respectively.

As of March 31, 2013, we had incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of March 31, 2013, $246 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of March 31, 2013. We recorded interest expense of $5,652 and $2,757 for the three months ended March 31, 2013 and 2012, respectively, of which $33 and $27, respectively, related to the amortization of deferred financing costs. We paid $5,150 and $1,639 in interest expense during the three months ended March 31, 2013 and 2012, respectively. The average borrowings under the JPM Facility for the three months ended March 31, 2013 and 2012 were $691,963 and $283,987, respectively, with a weighted average interest rate of 3.25% and 3.79%, respectively.

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

As of March 31, 2013 and December 31, 2012, $240,964 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of March 31, 2013, $3,110 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.76% per annum as of March 31, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. We recorded interest expense of $1,850 for the three months ended March 31, 2013, of which $182 related to the amortization of deferred financing costs and $14 related to commitment fees on the unused portion of the credit facility. We paid $1,583 in interest expense during the three months ended March 31, 2013. The average borrowings under the Walnut Street credit facility for the three months ended March 31, 2013 were $238,848, with a weighted average interest rate (including the effect of non-usage fees) of 2.79%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2013 or 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012	$0.2016	$37,014

Fiscal 2013
March 31, 2013	$0.2025	$51,184

On April 11, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which was paid on April 30, 2013 to stockholders of record on April 29, 2013. On May 8, 2013, our board of directors declared a regular monthly cash distribution of $0.0675 per share, which will be paid on May 31, 2013 to stockholders of record on May 30, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	39,543	77%	37,014	100%
Capital gains proceeds from the sale of assets	11,641	23%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$51,184	100%	$37,014	100%

(1)	During the three months ended March 31, 2013 and 2012, 90% and 94%, respectively, of our gross investment income was attributable to cash interest earned and 10% and 6%, respectively, was attributable to non-cash accretion of discount and PIK interest.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding stock distributions declared on our common stock and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2013 and 2012.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Our investments as of March 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and six subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity/other investment, both of which were newly-issued and purchased near March 31, 2013, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as fee income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor will receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2013 and 2012, we incurred $22,206 and $12,204, respectively, in base management fees and $1,436 and $903, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. As of December 31, 2012, a subordinated incentive fee on income of $13,393 was payable to FB Advisor, $12,020 of which was paid to FB Advisor during the three months ended March 31, 2013. During the three months ended March 31, 2013, we accrued a subordinated incentive fee on income of $14,228 based upon the performance of our portfolio. As of March 31, 2013, a subordinated incentive fee on income of $15,601 was payable to FB Advisor. As of December 31, 2012, we had accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the three months ended March 31, 2013, we paid $10,933 in respect of the capital gains incentive fee and accrued capital gains incentive fees of $6,350 based on the performance of our portfolio, of which $6,350 was based on unrealized gains and $0 was based on realized gains. During the three months ended March 31, 2012, we accrued capital gains incentive fees of $14,801 based on the performance of our portfolio, of which $14,719 was based on unrealized gains and $82 was based on realized gains. As of March 31, 2013, we had accrued $35,168 in capital gains incentive fees, of which only $858 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility at March 31, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$497,682	—	$497,682	—	—
Borrowings of Broad Street(2)	$240,000	$240,000	—	—	—
Borrowings of Race Street(3)	$700,000	$700,000	—	—	—
Borrowings of Walnut Street(4)	$240,964	—	—	$240,964	—

(1)	At March 31, 2013, $52,318 remained unused under the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

(2)	At March 31, 2013, no amounts remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 22, 2013.

(3)	At March 31, 2013, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of March 31, 2013, the final repurchase transaction was scheduled to occur no later than October 15, 2016. On April 23, 2013, we amended the JPM Facility to increase the amount of debt financing available under the arrangement from $700,000 to $950,000 and to extend the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017.

(4)	At March 31, 2013, $9,036 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon the commencement of our operations. Management fees are paid on a quarterly basis in arrears.

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds in excess of adjusted capital from our liquidation, as calculated immediately prior to liquidation.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. We did not pay any reimbursements under this arrangement during the three months ended March 31, 2013 or 2012.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under our dealer manager agreement with FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2013 and 2012:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2013	2012
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,206	$12,204
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$6,350	$14,801
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$14,228	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,436	$903
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$7,783

(1)	During the three months ended March 31, 2013 and 2012, $19,371 and $8,631, respectively, in base management fees were paid to FB Advisor.

(2)	During the three months ended March 31, 2013 and 2012, we accrued capital gains incentive fees of $6,350 and $14,801, respectively, based on the performance of our portfolio, of which $6,350 and $14,719, respectively, was based on unrealized gains and $0 and $82, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, $11,791 in capital gains incentive fees were payable by us to FB Advisor, $10,933 of which was paid to FB Advisor during the three months ended March 31, 2013. We did not pay any amounts to FB Advisor in respect of the capital gains incentive fee during the three months ended March 31, 2012.

(3)	As of December 31, 2012, $13,393 in subordinated income incentive fees were payable by us to FB Advisor, $12,020 of which was paid to FB Advisor during the three months ended March 31, 2013. As of March 31, 2013, a subordinated incentive fee on income of $15,601 was payable to FB Advisor.

(4)	During the three months ended March 31, 2013 and 2012, $1,315 and $740, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $838 and $174, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2013 and 2012.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker dealers.

Potential Conflicts of Interest

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

Pursuant to the expense reimbursement agreement entered into on March 13, 2012, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Results of Operations—Comparison of the Three Months Ended March 31, 2013 and 2012—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the three months ended March 31, 2013 and 2012, no such reimbursements were required from Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, 69.6% of our portfolio investments (based on fair value) paid variable interest rates, 27.2% paid fixed interest rates, 1.6% were income producing preferred equity investments, and the remainder (1.6%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$(887)	$(2,904)	$2,017	0.5%
Current LIBOR	—	—	—	—
Up 100 basis points	4,243	9,680	(5,437)	(1.4)%
Up 300 basis points	57,529	29,039	28,490	7.7%
Up 500 basis points	113,322	48,398	64,924	17.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2013 and 2012, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

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

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended March 31, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	883,047	$10.00	883,047	(1)
February 1 to February 28, 2013	—	—	—	—
March 1 to March 31, 2013	—	—	—	—

Total	883,047	$10.00	883,047	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus filed pursuant to Rule 497 (File No. 333-174784) filed on November 1, 2011.)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of January 1, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.)

4.3	Amended and Restated Distribution Reinvestment Plan, effective as of June 29, 2012. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 15, 2012.)

4.4	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.12	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.18	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.19	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.20	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.21	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.23	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.25	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.28	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.29	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.30	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.31	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.33	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.35	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.36	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.38	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.39	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.41	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.42	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.43	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.44	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.45	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.46	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.47	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.48	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.49	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.50	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.51	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.52	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.53	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2013.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)