Form 10-Q
period 2013-06-30
FS Investment CORP
filed 2013-08-14
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 256,278,059 shares of common stock outstanding as of August 13, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$3,905,494 and $3,825,244, respectively)	$3,988,992	$3,934,722
Cash	380,252	338,895
Receivable for investments sold and repaid	73,897	20,160
Interest receivable	42,603	44,711
Deferred financing costs	6,347	7,735
Prepaid expenses and other assets	292	530

Total assets	$4,492,383	$4,346,753

Liabilities
Payable for investments purchased	$22,740	$79,420
Credit facilities payable	986,421	973,046
Repurchase agreement payable(1)	811,917	676,667
Stockholder distributions payable	17,801	17,003
Management fees payable	22,638	21,507
Accrued capital gains incentive fees(2)	28,887	39,751
Subordinated income incentive fees payable(2)	17,167	13,393
Administrative services expense payable	1,032	947
Interest payable	9,721	10,242
Directors’ fees payable	218	—
Other accrued expenses and liabilities	2,293	3,039

Total liabilities	1,920,835	1,835,015

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 255,214,659 and 251,890,821 shares issued and outstanding, respectively	255	252
Capital in excess of par value	2,431,513	2,397,826
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(3)	2,467	—
Accumulated undistributed (distributions in excess of) net investment income(3)	53,845	4,307
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	83,468	109,353

Total stockholders’ equity	2,571,548	2,511,738

Total liabilities and stockholders’ equity	$4,492,383	$4,346,753

Net asset value per share of common stock at period end	$10.08	$9.97

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$105,503	$61,424	$207,717	$109,373
Fee income	10,442	1,574	18,206	4,160
Dividend income	8,404	56	8,470	56

Total investment income	124,349	63,054	234,393	113,589

Operating expenses
Management fees	22,615	15,345	44,821	27,549
Capitals gains incentive fees(1)	(5,423)	1,698	927	16,499
Subordinated income incentive fees(1)	17,167	—	31,395	—
Administrative services expenses	1,355	1,431	2,791	2,334
Stock transfer agent fees	900	881	1,790	1,821
Accounting and administrative fees	355	425	720	846
Interest expense	11,876	5,346	24,012	10,527
Directors’ fees	223	211	448	421
Other general and administrative expenses	1,226	1,194	2,705	2,177

Total operating expenses	50,294	26,531	109,609	62,174

Net investment income	74,055	36,523	124,784	51,415

Realized and unrealized gain/loss
Net realized gain (loss) on investments	16,447	7,696	30,618	4,594
Net realized gain (loss) on total return swap(2)	—	4,793	—	9,867
Net realized gain (loss) on foreign currency	(39)	(4)	(102)	13
Net change in unrealized appreciation (depreciation) on investments	(43,498)	(4,138)	(25,980)	56,879
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	(63)	—	4,449
Net change in unrealized gain (loss) on foreign currency	(26)	261	95	261

Total net realized and unrealized gain (loss) on investments	(27,116)	8,545	4,631	76,063

Net increase (decrease) in net assets resulting from operations	$46,939	$45,068	$129,415	$127,478

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.18	$0.20	$0.52	$0.62

Weighted average shares outstanding	254,213,036	230,531,738	253,414,392	205,340,581

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operations
Net investment income (loss)	$124,784	$51,415
Net realized gain (loss) on investments, total return swap and foreign currency(1)	30,516	14,474
Net change in unrealized appreciation (depreciation) on investments	(25,980)	56,879
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	4,449
Net change in unrealized gain (loss) on foreign currency	95	261

Net increase (decrease) in net assets resulting from operations	129,415	127,478

Stockholder distributions(2)
Distributions from net investment income	(75,246)	(79,712)
Distributions from net realized gain on investments	(28,049)	(4,607)

Net decrease in net assets resulting from stockholder distributions	(103,295)	(84,319)

Capital share transactions
Issuance of common stock	—	803,314
Reinvestment of stockholder distributions	53,157	39,906
Repurchases of common stock	(19,467)	(7,679)
Offering costs	—	(3,234)

Net increase in net assets resulting from capital share transactions	33,690	832,307

Total increase in net assets	59,810	875,466
Net assets at beginning of period	2,511,738	1,498,892

Net assets at end of period	$2,571,548	$2,374,358

Accumulated undistributed (distributions in excess of) net investment income(2)	$53,845	$(27,013)

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$129,415	$127,478
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,329,084)	(1,561,355)
Paid-in-kind interest	(4,009)	(1,076)
Proceeds from sales and repayments of investments	1,306,330	527,088
Net realized (gain) loss on investments	(30,618)	(4,594)
Net change in unrealized (appreciation) depreciation on investments	25,980	(56,879)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(4,449)
Accretion of discount	(22,869)	(6,809)
Amortization of deferred financing costs	1,388	572
(Increase) decrease in due from counterparty	—	(56,949)
(Increase) decrease in receivable for investments sold and repaid	(53,737)	(40,390)
(Increase) decrease in interest receivable	2,108	(18,118)
(Increase) decrease in receivable due on total return swap(1)	—	(403)
(Increase) decrease in prepaid expenses and other assets	238	137
Increase (decrease) in payable for investments purchased	(56,680)	158,050
Increase (decrease) in management fees payable	1,131	5,813
Increase (decrease) in accrued capital gains incentive fees	(10,864)	16,499
Increase (decrease) in subordinated income incentive fees payable	3,774	—
Increase (decrease) in administrative services expense payable	85	680
Increase (decrease) in interest payable	(521)	1,184
Increase (decrease) in directors’ fees payable	218	(14)
Increase (decrease) in other accrued expenses and liabilities	(746)	1,628

Net cash used in operating activities	(38,461)	(911,907)

Cash flows from financing activities
Issuance of common stock	—	803,154
Reinvestment of stockholder distributions	53,157	39,906
Repurchases of common stock	(19,467)	(7,679)
Offering costs	—	(3,234)
Stockholder distributions	(102,497)	(78,193)
Borrowings under credit facilities(2)	13,375	47,967
Borrowings under repurchase agreement(3)	135,250	135,714
Deferred financing costs paid	—	(4,526)

Net cash provided by financing activities	79,818	933,109

Total increase in cash	41,357	21,202
Cash at beginning of period	338,895	210,714

Cash at end of period	$380,252	$231,916

Supplemental disclosure
Local and excise taxes paid	$869	$180

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2013 and 2012, the Company paid $12,344 and $4,270, respectively, in interest expense on the credit facilities.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2013 and 2012, the Company paid $10,801 and $4,501, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount (b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—81.5%
A.P. Plasman Inc.	(f)(h)(j)	Capital Goods	L+850	1.5%	12/29/16	$51,316	$50,545	$53,112
AccentCare, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,017	1,848	1,127
Advantage Sales & Marketing Inc.	(d)	Commercial & Professional Services	L+325	1.0%	12/18/17	5,362	5,362	5,362
Alcatel-Lucent USA Inc.	(d)(j)	Technology Hardware & Equipment	L+525	1.0%	7/31/16	769	766	778
Alcatel-Lucent USA Inc.	(d)(e)(j)	Technology Hardware & Equipment	L+625	1.0%	1/30/19	8,179	8,140	8,273
Allied Security Holdings, LLC	(d)	Commercial & Professional Services	L+400	1.3%	2/3/17	3,832	3,816	3,854
Amaya Holdings Corp.	(d)(h)(j)	Consumer Services	L+775	1.3%	11/5/15	24,375	24,080	24,500
American Racing and Entertainment, LLC	(f)	Consumer Services	L+700		6/30/14	14,000	14,000	14,070
American Racing and Entertainment, LLC	(f)	Consumer Services	9.0%		6/30/14	7,750	7,750	7,828
Applied Systems, Inc.	(d)	Software & Services	L+325	1.0%	12/8/16	3,443	3,428	3,464
Ardent Medical Services, Inc.	(d)(e)	Health Care Equipment & Services	L+525	1.5%	5/23/18	8,446	8,367	8,530
Aspect Software, Inc.	(d)	Software & Services	L+525	1.8%	5/6/16	6,601	6,445	6,617
Attachmate Corp.	(d)(e)	Software & Services	L+575	1.5%	11/22/17	10,976	10,794	11,012
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+550	1.3%	11/9/18	3,968	3,980	4,007
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	L+450		10/26/17	8,960	8,228	7,877
Avaya Inc.	(d)	Technology Hardware & Equipment	L+675	1.3%	3/31/18	14,913	14,986	14,023
Barbri, Inc.	(d)	Consumer Services	L+450	1.5%	6/16/17	3,227	3,220	3,232
Barrington Broadcasting Group LLC	(f)	Media	L+600	1.5%	6/14/17	2,408	2,354	2,406
Blackboard Inc.	(d)	Software & Services	L+475	1.5%	10/4/18	2,026	2,026	2,050
BlackBrush TexStar L.P.	(d)(f)	Energy	L+650	1.3%	6/4/19	14,250	14,109	14,197
Boomerang Tube, LLC	(d)(h)	Energy	L+950	1.5%	10/11/17	19,373	18,854	19,180
Brasa (Holdings) Inc.	(d)	Consumer Services	L+625	1.3%	7/19/19	5,790	5,724	5,862
Bushnell Inc.	(d)	Consumer Durables & Apparel	L+425	1.5%	8/24/15	7,581	7,382	7,591
Caesars Entertainment Operating Co.	(d)(e)(f)(j)(i)	Consumer Services	L+425		1/26/18	19,302	16,959	16,624
Capital Vision Services, LLC	(f)(h)	Health Care Equipment & Services	Prime+625		12/3/17	17,110	17,110	17,283
Capital Vision Services, LLC		Health Care Equipment & Services	1.0%		12/3/17	2,804	2,804	2,832
CCM Merger, Inc.	(d)	Consumer Services	L+375	1.3%	3/1/17	4,547	4,503	4,583
Cenveo Corp.	(d)	Commercial & Professional Services	L+500	1.3%	2/13/17	5,682	5,654	5,698
Citgo Petroleum Corp.	(e)(j)	Energy	L+600	2.0%	6/24/15	2,786	2,808	2,807
Citgo Petroleum Corp.	(e)(f)(j)	Energy	L+700	2.0%	6/23/17	7,616	7,600	7,761
Clear Channel Communications, Inc.	(d)(e)(f)	Media	L+365		1/29/16	27,557	23,048	25,232
Clover Technologies Group, LLC	(d)	Commercial & Professional Services	L+550	1.3%	5/7/18	6,522	6,490	6,522
Collective Brands, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	18,853	18,706	19,136
CompuCom Systems, Inc.	(d)	Software & Services	L+325	1.0%	5/7/20	2,632	2,619	2,595
Corel Corp.	(d)(f)(h)(j)	Software & Services	L+825		6/7/19	120,000	120,000	120,000
Corel Corp.	(j)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(d)(f)(j)	Consumer Services	L+975	1.3%	11/2/19	24,000	23,555	24,720

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Crestwood Holdings LLC	(d)(i)	Energy	L+600		6/19/19	$5,882	$5,853	$5,941
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	4,878	4,788	4,901
Dent Wizard International Corp.	(d)(f)(g)(h)	Commercial & Professional Services	L+800		4/25/19	139,417	138,063	139,417
Dent Wizard International Corp.		Commercial & Professional Services	L+425		4/25/19	15,000	14,854	15,000
Drumm Investors LLC	(d)(f)	Health Care Equipment & Services	L+375	1.3%	5/4/18	8,498	8,024	8,190
Eastman Kodak Co.	(d)(f)	Consumer Durables & Apparel	L+1050	1.0%	9/30/13	21,186	20,288	21,376
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	9.8%		9/30/13	9,644	9,644	9,740
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	10.6%		9/30/13	7,362	7,362	7,434
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,957	3,312	3,450
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/29/18	15,783	15,718	14,521
EquiPower Resources Holdings, LLC	(d)(i)	Utilities	L+325	1.0%	12/21/18	4,896	4,896	4,877
ERC Ireland Holdings Ltd.	(j)(i)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,223	10,996	13,009
FairPoint Communications, Inc.	(d)(e)	Telecommunication Services	L+625	1.3%	2/14/19	$21,820	21,611	21,415
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	38,693	37,880	40,047
Fleetgistics Holdings, Inc.	(f)	Transportation	L+588	2.0%	3/23/15	1,880	1,869	1,767
Florida Gaming Centers, Inc.	(f)	Consumer Services	15.8%		4/25/16	12,693	12,542	12,950
FoxCo Acquisition Sub, LLC	(f)	Media	L+450	1.0%	7/14/17	644	642	651
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,944	1,911	1,930
Generic Drug Holdings, Inc.	(d)	Retailing	L+375	1.3%	10/29/19	2,714	2,689	2,730
Gymboree Corp.	(d)	Consumer Durables & Apparel	L+350	1.5%	2/23/18	3,702	3,495	3,576
Halifax Media Holdings LLC	(f)(h)	Media	L+1050	0.8%	6/30/16	7,945	7,805	8,223
Hamilton Lane Advisors, LLC	(d)	Diversified Financials	L+400	1.3%	2/23/18	2,514	2,503	2,508
Harbor Freight Tools USA, Inc.	(d)	Consumer Durables & Apparel	L+425	1.3%	11/14/17	4,343	4,342	4,375
HarbourVest Partners L.P.	(d)	Diversified Financials	L+375	1.0%	11/21/17	5,221	5,197	5,270
HBC Solutions, Inc.	(d)(f)(g)(h)	Media	L+875	1.5%	2/4/18	90,000	90,000	90,900
Hyland Software, Inc.	(d)	Software & Services	L+425	1.3%	10/25/19	4,893	4,893	4,919
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	1.3%	9/18/17	3,947	3,930	3,975
ILC Industries, LLC	(d)(h)	Capital Goods	L+600	1.5%	7/11/18	10,080	9,905	10,030
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	Prime+719		6/27/18	170,000	170,000	170,000
Infiltrator Systems, Inc.		Capital Goods	Prime+625		6/27/18	30,000	30,000	30,000
Infogroup Inc.	(d)	Software & Services	L+600	1.5%	5/25/18	3,004	2,672	2,738
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,834	66,300
Intelsat Jackson Holdings SA	(d)(j)	Telecommunication Services	L+325	1.3%	4/2/18	2,948	2,948	2,958
Intralinks, Inc.	(f)(j)	Software & Services	L+425	1.5%	6/15/14	1,028	963	1,029
inVentiv Health, Inc.	(d)	Health Care Equipment & Services	L+600	1.5%	8/4/16	1,066	1,005	1,050
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,706	2,685
Ipreo Holdings LLC	(d)(f)	Software & Services	L+525	1.3%	8/7/17	8,884	8,791	8,984

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
JHCI Acquisition, Inc.	(d)(e)	Transportation	L+250		6/19/14	$6,270	$5,924	$6,184
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,376	11,076
Leading Edge Aviation Services, Inc.	(d)(h)	Capital Goods	L+850	1.5%	4/5/18	26,169	25,731	26,169
Leading Edge Aviation Services, Inc.	(g)	Capital Goods	L+850	1.5%	4/5/18	10,000	9,838	10,000
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/3/16	4,109	4,074	3,842
McGraw-Hill Global Education Holdings, LLC	(d)(e)	Media	L+775	1.3%	3/22/19	20,781	20,177	20,488
Micronics, Inc.	(d)(h)	Capital Goods	L+800	1.3%	3/28/19	22,943	22,500	22,943
MMI International Ltd.	(d)(j)	Technology Hardware & Equipment	L+600	1.3%	11/2/18	11,170	10,836	10,947
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	13,171	12,935	13,303
MModal Inc.	(d)	Health Care Equipment & Services	L+625	1.3%	8/15/19	7,182	7,060	7,016
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,030	3,003	3,034
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	9,579	9,407	9,675
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	4,954	4,954	4,996
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,740	4,749	4,764
Natural Products Group, LLC	(g)	Household & Personal Products	Prime+600	4.0%	3/5/15	1,055	1,017	1,039
Navistar, Inc.	(d)(h)(j)	Capital Goods	L+450	1.3%	8/17/17	10,344	10,340	10,379
NCO Group, Inc.	(e)(h)	Software & Services	L+675	1.3%	4/3/18	11,641	11,445	11,847
New HB Acquisition, LLC	(d)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,858	3,977
Nexeo Solutions, LLC	(f)	Capital Goods	L+350	1.5%	9/8/17	3,970	3,900	3,927
NSH Merger Sub, Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.8%	2/2/17	19,042	18,887	19,042
Panda Sherman Power, LLC	(d)(f)	Energy	L+750	1.5%	9/14/18	9,273	9,197	9,481
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,060
Patheon Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,207	9,921	10,309
Pelican Products, Inc.	(d)	Capital Goods	L+550	1.5%	7/11/18	2,957	2,931	2,968
Pharmaceutical Research Associates, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	12/10/17	6,291	6,238	6,350
Polyconcept Finance B.V.	(d)	Media	L+450	1.3%	6/27/19	10,000	9,900	9,950
Presidio, Inc.	(d)(g)(h)	Software & Services	L+450	1.3%	3/31/17	6,531	6,504	6,482
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,097	1,028	905
Property Data (U.S.) I, Inc.	(f)	Software & Services	L+550	1.5%	1/4/17	4,295	4,256	4,284
Protection One, Inc.	(d)	Consumer Services	L+325	1.0%	3/21/19	2,531	2,538	2,540
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,964	4,953	4,986
RBS Holding Co. LLC	(d)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,775	6,167	3,519
Reddy Ice Holdings, Inc.	(d)(i)	Retailing	L+550	1.3%	5/1/19	1,190	1,179	1,197
Reynolds Group Holdings, Inc.	(d)(j)	Consumer Durables & Apparel	L+375	1.0%	9/28/18	4,271	4,271	4,290
Rocket Software, Inc.	(d)	Software & Services	L+450	1.3%	2/8/18	6,597	6,605	6,613
Roundy’s Supermarkets, Inc.	(d)(j)	Food & Staples Retailing	L+450	1.3%	2/13/19	2,761	2,642	2,699
Safariland, LLC	(d)(f)(h)	Capital Goods	L+925	1.5%	7/27/18	49,148	48,282	49,640

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
SESAC Holdings Inc.	(d)	Media	L+475	1.3%	2/7/19	$3,512	$3,479	$3,538
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,558	33,825
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	11/30/18	8,750	8,669	8,739
Six3 Systems, Inc.	(d)	Software & Services	L+575	1.3%	10/4/19	4,651	4,609	4,744
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	59,475	58,847	60,367
Smile Brands Group Inc.	(d)(e)	Health Care Equipment & Services	L+525	1.8%	12/21/17	17,547	16,968	17,240
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+825	1.3%	10/31/14	66,042	66,042	66,166
Sports Authority, Inc.	(d)(e)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,304	22,138	22,388
Stallion Oilfield Holdings, Inc.	(d)(i)	Energy	L+675	1.3%	6/18/18	5,000	4,950	5,031
Star West Generation LLC	(f)	Energy	L+325	1.0%	3/13/20	2,741	2,741	2,756
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	49,250	48,357	50,235
Technicolor SA	(j)	Media	EURIBOR+475	2.0%	5/26/16	€2,091	2,504	2,750
Technicolor SA	(j)	Media	EURIBOR+575	2.0%	5/26/17	€6,279	7,482	8,257
Technicolor SA	(g)(j)	Media	L+475	2.0%	5/26/16	$1,479	1,360	1,494
Technicolor SA	(g)(j)	Media	L+575	2.0%	5/26/17	4,376	4,004	4,420
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,075	7,999	8,065
Texas Competitive Electric Holdings Co. LLC	(d)(e)(f)(g)	Utilities	L+350		10/10/14	76,891	60,525	55,314
Texas Competitive Electric Holdings Co. LLC	(g)	Utilities	L+450		10/10/17	38,867	27,723	27,224
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,197	26,561	27,265
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	4/30/19	10,000	9,901	10,005
Titlemax, Inc.	(f)(h)	Diversified Financials	L+850	1.5%	6/15/15	25,000	24,829	26,000
TNS, Inc.	(d)	Telecommunication Services	L+400	1.0%	2/15/20	6,921	6,853	6,961
Topaz Power Holdings, LLC	(d)	Energy	L+400	1.3%	2/26/20	6,525	6,462	6,534
Total Safety U.S., Inc.	(d)	Energy	L+450	1.3%	3/13/20	2,230	2,220	2,244
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,655	6,570	6,676
Toys “R” Us-Delaware, Inc.	(d)(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	3,675	3,676	3,618
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.5%	3/16/16	7,816	7,739	7,923
U.S. Security Associates Holdings, Inc.	(d)	Commercial & Professional Services	L+475	1.3%	7/28/17	3,938	3,938	3,969
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	Prime+450		12/22/16	3,519	3,466	2,340
Vision Solutions, Inc.	(d)	Software & Services	L+450	1.5%	7/22/16	6,555	6,515	6,555
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	65,820	65,047	66,149
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+450	1.3%	10/25/19	4,975	4,907	4,986
Willbros United States Holdings, Inc.	(h)(j)	Energy	L+750	2.0%	6/30/14	6,705	6,657	6,725

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
WireCo WorldGroup Inc.	(d)	Capital Goods	L+475	1.3%	2/15/17	$3,540	$3,536	$3,544
WMG Acquisition Corp.	(d)	Media	L+275	1.0%	5/7/20	3,261	3,254	3,231

Total Senior Secured Loans—First Lien							2,130,700	2,154,810
Unfunded Loan Commitments							(60,115)	(60,115)

Net Senior Secured Loans—First Lien							2,070,585	2,094,695

Senior Secured Loans—Second Lien—32.6%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,220	23,041
Advantage Sales & Marketing Inc.	(e)(f)(g)	Commercial & Professional Services	L+725	1.0%	6/12/18	19,153	19,172	19,280
Affordable Care, Inc.	(d)(e)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,449	40,400
AlixPartners, LLP	(e)	Diversified Financials	L+925	1.5%	12/27/19	15,000	14,591	15,300
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	2,012	1,993	2,050
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,262	16,968
Attachmate Corp.	(e)(f)	Software & Services	L+950	1.5%	11/22/18	29,000	28,199	29,064
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,902	52,885
BJ’s Wholesale Club, Inc.	(e)(f)	Food & Staples Retailing	L+850	1.3%	3/26/20	8,298	8,221	8,518
Blackboard Inc.	(f)(g)	Software & Services	L+1000	1.5%	4/4/19	22,000	20,208	22,440
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	17,391	16,776	17,739
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	7,756	7,669	7,892
Camp International Holding Co.	(d)	Capital Goods	L+875	1.3%	11/29/19	6,207	6,095	6,374
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,787	5,677	5,883
Crossmark Holdings, Inc.	(e)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,703	7,778
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,791	58,075
EquiPower Resources Holdings, LLC	(d)	Utilities	L+850	1.5%	6/21/19	7,000	6,875	7,193
EZE Software Group LLC	(e)(g)	Software & Services	L+750	1.3%	2/22/21	4,762	4,716	4,825
FR Brand Acquisition Corp.	(e)(g)	Energy	L+975	1.3%	10/11/19	36,000	34,570	36,979
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,993	1,953
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	6/14/19	37,000	35,749	34,965
JHCI Acquisition, Inc.	(g)	Transportation	L+550		12/19/14	11,250	10,712	10,814
John Henry Holdings, Inc.	(f)	Commercial & Professional Services	L+900	1.3%	5/6/19	23,250	22,923	23,686
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	21,769	21,565	22,531
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/19/20	9,375	9,242	9,504
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+900	1.3%	7/31/20	85,000	85,000	86,275
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	23,990	23,417
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,548	6,700
Pharmaceutical Research Associates, Inc.	(f)	Health Care Equipment & Services	L+925	1.3%	6/10/19	29,988	29,757	30,457

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	$50,000	$49,206	$50,000
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/8/20	11,324	11,213	11,437
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,577	8,550
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,957	3,094
Smart & Final Inc.	(g)	Food & Staples Retailing	L+925	1.3%	11/16/20	4,595	4,463	4,658
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,129	23,765
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,592	36,104
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,257	8,330
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,707	15,156
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	7,000	6,871	7,061
WildHorse Resources, LLC		Energy	L+625	1.3%	12/13/18	21,500	21,071	21,610
WP CPP Holdings, LLC	(d)(e)(h)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,855	15,750

Total Senior Secured Loans—Second Lien							816,466	838,501

Senior Secured Bonds—15.7%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,808	70,650
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	29,492	25,376
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,000
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	21,897	21,326
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	4,775
Cenveo Corp.	(f)	Commercial & Professional Services	8.9%		2/1/18	4,060	3,624	3,978
Chester Downs & Marina, LLC	(e)	Consumer Services	9.3%		2/1/20	3,750	3,782	3,685
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	2,073	1,837	2,019
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	10.6%		3/15/19	7,138	4,856	7,776
Eastman Kodak Co.		Consumer Durables & Apparel	9.8%		3/1/18	9,348	4,582	9,683
Edgen Murray Corp.	(e)	Capital Goods	8.8%		11/1/20	1,400	1,390	1,407
Energy Future Intermediate Holding Co. LLC	(f)	Utilities	11.8%		3/1/22	14,250	14,675	15,711
FairPoint Communications, Inc.	(e)(f)	Telecommunication Services	8.8%		8/15/19	22,750	22,750	22,466
Global A&T Electronics Ltd.	(e)(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	9,113
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,115	14,427
JW Aluminum Co.	(f)	Materials	11.5%		11/15/17	20,000	19,661	20,053
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,108	12,604
Logan’s Roadhouse Inc.	(e)	Consumer Services	10.8%		10/15/17	3,994	3,763	3,722
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,643	7,693
PH Holding LLC	(f)	Consumer Durables & Apparel	9.8%		12/31/17	10,000	9,837	10,500
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,178
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	34,788	30,942

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Speedy Cash Intermediate Holdings Corp.	(e)(f)	Diversified Financials	10.8%		5/15/18	$19,000	$19,325	$19,937
Technicolor SA	(d)(g)(j)	Media	9.4%		4/23/16	4,666	4,725	5,362
Technicolor SA	(d)(g)(j)	Media	9.4%		5/26/17	21,503	21,154	24,707
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,274
Texas Competitive Electric Holdings Co. LLC	(f)	Utilities	11.5%		10/1/20	10,000	9,920	7,532
Titlemax, Inc.	(f)	Diversified Financials	13.3%		7/15/15	14,500	14,897	15,497
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	23,552	19,192	23,469

Total Senior Secured Bonds							400,171	404,862

Subordinated Debt—16.5%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	16,700	16,565	17,424
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,607	15,675
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	20,065	20,117	13,444
Comstock Resources, Inc.	(e)(f)(j)	Energy	9.5%		6/15/20	21,000	20,104	22,954
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	25,000	25,000	24,623
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,485	4,907
Entercom Radio, LLC	(e)(j)	Media	10.5%		12/1/19	13,500	13,367	15,313
Flanders Corp.	(f)(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	15,736	15,565	16,444
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,193	2,018	2,192
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,963	10,525
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	24,700	23,525	25,565
MModal Inc.	(e)(g)	Health Care Equipment & Services	10.8%		8/15/20	2,418	2,372	1,995
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,338
Mood Media Corp.	(e)(f)(j)	Media	9.3%		10/15/20	24,250	24,276	22,393
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,208	3,360
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	8,500	8,598	8,694
Samson Investment Co.	(e)(f)	Energy	9.8%		2/15/20	19,420	19,620	20,566
SandRidge Energy, Inc.	(e)(j)	Energy	8.1%		10/15/22	7,000	7,000	6,948
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,694	15,435	16,008
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,907
Symmetry Medical Inc.	(g)(j)(i)	Health Care Equipment & Services	12.0%, 2.0% PIK		12/29/17	33,504	32,700	35,223
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK		5/3/20	130,000	130,000	130,000

Total Subordinated Debt							418,775	424,498

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—3.9%
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	$2,000	$1,260	$1,876
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,282	4,636
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,841	2,206
Carlyle Azure CLO Class Income	(j)	Diversified Financials	16.8%		5/27/20	28,000	11,964	15,740
Dryden CDO 23A Class E	(j)	Diversified Financials	L+700		7/20/23	4,500	3,664	4,380
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	14.5%		7/17/23	10,000	6,936	8,111
Galaxy VII CLO Class Subord.	(j)	Diversified Financials	15.8%		10/13/18	2,000	822	1,035
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,627	5,945
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	38.4%		10/25/21	10,000	4,474	8,296
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	43.5%		4/17/21	5,000	3,159	5,635
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	16.8%		1/15/24	42,504	40,796	41,500

Total Collateralized Securities							81,825	99,360

						Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—4.9%(k)
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy				15,128	1,087	2,803
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy				32,637	2,346	6,047
ERC Ireland Holdings Ltd., Common Equity	(j)(l)	Telecommunication Services				21,099	—	—
ERC Ireland Holdings Ltd., Warrants	(j)(l)	Telecommunication Services				4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods				5,000,000	5,000	9,000
Florida Gaming Centers, Inc., Strike: $0.01, Warrants	(g)(l)	Consumer Services				71	—	2,466
Florida Gaming Corp., Strike: $25.00, Warrants	(g)(l)	Consumer Services				226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media				26,984	2,889	3,028
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services				1,000,000	1,000	1,730
JW Aluminum Co., Common Equity	(g)(l)	Materials				37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods				4,181	418	248
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods				1,177	1,177	1,177
Micronics, Inc., Common Equity	(l)	Capital Goods				50,000	500	560
Micronics, Inc., Preferred Equity	(l)	Capital Goods				50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy				12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy				283,947	11,181	2,104
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy				50,000	53,605	57,815
Plains Offshore Operations Inc., Strike: $20.00, Warrants	(f)(g)(l)	Energy				1,013,444	1,722	2,230
Safariland, LLC, Common Equity	(g)(l)	Capital Goods				25,000	2,500	4,360

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	$10,374	$10,894
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	246	395
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,328
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000,000	8,757	8,768
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants	(g)(l)	Energy	20,681	13	39
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,834
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	2,500	2,750

Total Equity/Other				117,672	127,076

TOTAL INVESTMENTS—155.1%				$3,905,494	3,988,992

LIABILITIES IN EXCESS OF OTHER ASSETS—(55.1%)					(1,417,444)

NET ASSETS—100%					$2,571,548

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of June 30, 2013.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2013, 84.9% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—77.5%
A.P. Plasman Inc.	(f)(h)(j)	Capital Goods	L+850	1.5%	12/29/16	$53,350	$52,456	$54,150
AccentCare, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,017	1,828	1,573
Advantage Sales & Marketing Inc.	(d)	Commercial & Professional Services	L+375	1.5%	12/18/17	4,550	4,544	4,592
Airvana Network Solutions Inc.	(f)	Telecommunication Services	L+800	2.0%	3/25/15	3,685	3,677	3,702
AlixPartners, LLP	(d)(f)	Diversified Financials	L+525	1.3%	6/28/19	9,950	9,878	10,092
Alkermes, Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+350	1.0%	9/18/19	4,200	4,159	4,247
Allied Security Holdings, LLC	(d)	Commercial & Professional Services	L+400	1.3%	2/3/17	3,851	3,833	3,880
Altegrity, Inc.	(d)(e)	Commercial & Professional Services	L+600	1.8%	2/20/15	5,121	5,115	5,125
Amaya Holdings Corp.	(d)(h)	Consumer Services	L+775	1.3%	11/5/15	25,000	24,642	25,000
American & Efird Global, LLC	(f)(h)	Consumer Durables & Apparel	L+900	1.5%	12/21/16	43,400	42,486	44,051
American Racing and Entertainment, LLC Term Loan A	(f)	Consumer Services	L+700		6/30/14	14,500	14,500	14,500
American Racing and Entertainment, LLC Term Loan B	(f)	Consumer Services	9.0%		6/30/14	7,750	7,750	7,789
American Racing and Entertainment, LLC Term Loan C	(f)	Consumer Services	9.0%		6/30/14	750	750	754
Applied Systems, Inc.	(d)	Software & Services	L+400	1.5%	12/8/16	3,506	3,490	3,536
Ardent Medical Services, Inc.	(d)(e)	Health Care Equipment & Services	L+500	1.5%	9/15/15	13,248	13,164	13,314
Ardent Medical Services, Inc.	(d)(e)(i)	Health Care Equipment & Services	L+525	1.5%	5/23/18	8,488	8,403	8,589
Aspect Software, Inc.	(d)	Software & Services	L+525	1.8%	5/7/16	6,765	6,581	6,824
Attachmate Corp.	(d)(e)	Software & Services	L+575	1.5%	11/22/17	11,421	11,213	11,547
Avaya Inc.	(d)	Technology Hardware & Equipment	L+275		10/24/14	1,973	1,944	1,939
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	L+450		10/26/17	9,012	8,208	7,976
AZ Chem U.S. Inc.	(h)(i)	Materials	L+575	1.5%	12/22/17	4,545	4,451	4,611
Barbri, Inc.	(d)	Consumer Services	L+450	1.5%	6/16/17	3,227	3,219	3,233
Barrington Broadcasting Group LLC	(f)	Media	L+600	1.5%	6/14/17	2,889	2,816	2,917
BBB Industries, LLC	(f)	Automobiles & Components	L+450	2.0%	6/27/14	8,025	7,993	7,945
BJ’s Wholesale Club, Inc.	(d)(e)	Food & Staples Retailing	L+450	1.3%	9/26/19	14,000	13,864	14,204
Blackboard Inc.	(d)(f)(h)	Software & Services	L+600	1.5%	10/4/18	18,307	17,142	18,536
Boomerang Tube, LLC	(d)(h)	Energy	L+950	1.5%	10/11/17	24,688	23,971	24,379
Brasa (Holdings) Inc.	(d)	Consumer Services	L+625	1.3%	7/19/19	5,819	5,749	5,877
Bushnell Inc.	(d)	Consumer Durables & Apparel	L+425	1.5%	8/24/15	7,581	7,342	7,584
Caesars Entertainment Operating Co.	(d)(e)(f)(j)	Consumer Services	L+425		1/26/18	19,166	16,718	16,624
Cannery Casino Resorts, LLC	(d)	Consumer Services	L+475	1.3%	10/2/18	3,990	3,951	4,008
Capital Vision Services, LLC	(f)(h)	Health Care Equipment & Services	Prime+625	1.3%	12/3/17	17,196	17,196	17,196
Capital Vision Services, LLC		Health Care Equipment & Services	L+100		12/3/17	2,804	2,804	2,804
CCM Merger, Inc.	(d)	Consumer Services	L+475	1.3%	3/1/17	4,746	4,694	4,766
Cengage Learning Acquisitions, Inc.	(d)(i)	Consumer Durables & Apparel	L+225		7/3/14	3,117	2,618	2,471
Chrysler Group LLC	(d)(e)(f)(h)	Automobiles & Components	L+475	1.3%	5/24/17	22,444	21,726	22,952
Citgo Petroleum Corp.	(e)(j)	Energy	L+600	2.0%	6/24/15	3,036	3,066	3,062

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Citgo Petroleum Corp.	(e)(f)(j)	Energy	L+700	2.0%	6/23/17	$7,661	$7,643	$7,779
Clear Channel Communications, Inc.	(d)(e)(f)(i)	Media	L+365		1/29/16	27,557	22,354	22,842
Collective Brands, Inc.	(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	10,820	10,662	10,968
CompuCom Systems, Inc.	(d)	Software & Services	L+525	1.3%	10/4/18	3,448	3,415	3,472
The Container Store, Inc.	(d)(e)	Consumer Durables & Apparel	L+500	1.3%	4/5/19	13,065	13,001	13,187
Corel Corp.	(d)(j)	Software & Services	L+700		5/2/14	9,400	9,352	9,447
Corner Investment PropCo, LLC	(d)(f)(j)	Consumer Services	L+975	1.3%	11/1/19	24,000	23,532	23,730
Crestwood Holdings LLC	(f)	Energy	L+825	1.5%	3/26/18	16,689	16,603	17,050
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	10/29/18	6,825	6,690	6,927
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	3,094	3,033	3,140
Del Monte Foods Co.	(d)	Food, Beverage & Tobacco	L+300	1.5%	3/8/18	2,876	2,832	2,886
Drumm Investors LLC	(d)(f)	Health Care Equipment & Services	L+375	1.3%	5/4/18	8,542	8,021	8,037
Dynegy Inc.	(f)	Energy	L+775	1.5%	8/5/16	6,096	6,225	6,393
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+750	1.0%	7/19/13	7,232	7,181	7,252
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,978	3,233	3,257
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/29/18	15,870	15,796	13,271
Electrical Components International, Inc.	(f)	Capital Goods	L+525	1.5%	2/4/16	235	218	236
Electrical Components International, Inc.	(g)	Capital Goods	L+525	1.5%	2/4/17	3,573	3,295	3,582
EquiPower Resources Holdings, LLC	(d)	Utilities	L+425	1.3%	12/21/18	4,975	4,996	5,054
ERC Ireland Holdings Ltd.	(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,173	10,733	11,896
Fairway Group Acquisition Co.	(d)(f)(h)	Food & Staples Retailing	L+675	1.5%	8/17/18	$25,325	25,037	25,578
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/16/18	38,993	38,104	39,188
Fleetgistics Holdings, Inc.	(f)	Transportation	L+588	2.0%	3/23/15	2,026	2,011	1,783
Flexera Software, Inc.	(d)	Software & Services	L+625	1.3%	9/29/17	2,925	2,923	2,948
Florida Gaming Centers, Inc.	(f)	Consumer Services	15.8%		4/25/16	12,517	12,343	12,455
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,990	1,952	1,992
FREIF North American Power I LLC	(d)	Energy	L+450	1.5%	3/29/19	3,073	3,080	3,111
FREIF North American Power I LLC	(d)	Energy	L+450	1.5%	3/29/19	880	882	891
Generac Power Systems, Inc.	(d)(j)	Capital Goods	L+500	1.3%	5/30/18	3,563	3,630	3,653
Generic Drug Holdings, Inc.	(d)	Retailing	L+475	1.3%	9/28/19	2,728	2,701	2,753
Genesys Telecom Holdings, U.S., Inc.	(d)	Telecommunication Services	L+525	1.5%	1/31/19	1,711	1,724	1,730
Gymboree Corp.	(d)	Consumer Durables & Apparel	L+350	1.5%	2/23/18	3,702	3,477	3,420
Halifax Media Holdings LLC	(f)(h)	Media	L+1050	0.8%	6/30/16	16,068	15,748	15,907
Hamilton Lane Advisors, LLC	(d)	Diversified Financials	L+500	1.5%	2/23/18	2,730	2,717	2,750
Harbor Freight Tools USA, Inc.	(d)	Consumer Durables & Apparel	L+425	1.3%	11/14/17	4,365	4,364	4,424
HarbourVest Partners L.P.	(d)	Diversified Financials	L+375	1.0%	11/21/17	5,752	5,724	5,781
Harland Clarke Holdings Corp.	(f)	Commercial & Professional Services	L+250		6/30/14	6,334	5,741	6,135

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Hawaiian Telcom Communications, Inc.	(d)(f)(h)	Telecommunication Services	L+575	1.3%	2/28/17	$16,979	$16,864	$17,335
Hupah Finance Inc.	(d)(e)	Capital Goods	L+500	1.3%	1/21/19	11,333	11,275	11,475
Hyland Software, Inc.	(d)	Software & Services	L+425	1.3%	10/25/19	4,918	4,918	4,939
IASIS Healthcare LLC	(d)	Health Care Equipment & Services	L+375	1.3%	5/3/18	1,453	1,427	1,459
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	1.3%	9/18/17	3,967	3,948	3,992
ILC Industries, LLC	(d)(h)	Capital Goods	L+600	1.5%	7/11/18	10,131	9,941	10,038
Immucor, Inc.	(d)	Health Care Equipment & Services	L+450	1.3%	8/17/18	3,873	3,882	3,929
INC Research, LLC	(d)(f)	Health Care Equipment & Services	L+575	1.3%	7/12/18	16,788	16,522	16,913
INEOS Finance Plc	(d)(e)(f)(j)	Materials	L+525	1.3%	5/4/18	18,914	18,713	19,145
Infogroup Inc.	(d)	Software & Services	L+425	1.5%	5/25/18	3,338	2,940	3,004
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,736	65,000
Intelsat Jackson Holdings SA	(d)(j)	Telecommunication Services	L+325	1.3%	4/2/18	2,963	2,962	2,993
Intralinks, Inc.	(f)(j)	Software & Services	L+425	1.5%	6/15/14	1,033	938	1,034
inVentiv Health, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	8/4/16	1,066	997	1,040
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+525	1.5%	5/15/18	2,725	2,704	2,671
Ipreo Holdings LLC	(d)(f)	Software & Services	L+525	1.3%	8/7/17	8,968	8,861	9,024
Jason Inc. (TLA)	(g)	Capital Goods	L+625	2.0%	9/21/14	2,403	2,395	2,399
Jason Inc. (TLB)	(g)	Capital Goods	L+625	2.0%	9/21/14	971	968	973
JHCI Acquisition, Inc.	(d)	Transportation	L+250		6/19/14	2,304	2,192	2,070
KIK Custom Products Inc.	(e)(j)	Household & Personal Products	L+225		6/2/14	10,274	9,693	9,657
Kronos Inc.	(d)	Commercial & Professional Services	L+425	1.3%	10/25/19	4,500	4,478	4,560
La Paloma Generating Co., LLC	(e)(f)	Energy	L+550	1.5%	8/25/17	8,697	8,445	8,686
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,241	11,076
Leading Edge Aviation Services, Inc.	(d)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	36,301	35,651	35,212
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/3/16	5,169	5,117	5,159
MMM Holdings, Inc.		Health Care Equipment & Services	L+825	1.5%	12/12/17	13,509	13,240	13,527
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,045	3,016	3,054
MSO of Puerto Rico, Inc.		Health Care Equipment & Services	L+825	1.5%	12/12/17	9,825	9,629	9,838
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,980	7,980	7,985
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,764	4,774	4,835
Natural Products Group, LLC	(g)	Household & Personal Products	Prime+600	4.0%	3/5/15	1,325	1,266	1,272
Navistar, Inc.	(d)(f)(h)(j)	Capital Goods	L+550	1.5%	8/17/17	20,944	20,891	21,082
NCI Building Systems, Inc.	(d)(e)(g)(h)(j)	Capital Goods	L+675	1.3%	5/2/18	31,573	30,815	31,635
NCO Group, Inc.	(e)(h)	Software & Services	L+675	1.3%	4/3/18	19,807	19,448	19,900
Nexeo Solutions, LLC		Capital Goods	L+350	1.5%	9/7/17	3,990	3,912	3,926
NSH Merger Sub, Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.8%	2/2/17	19,042	18,869	18,613
Nuveen Investments, Inc.	(d)	Diversified Financials	L+550		5/13/17	9,000	9,004	9,055

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
NXP BV	(d)(j)	Semiconductors & Semiconductor Equipment	L+425	1.3%	3/3/17	$2,351	$2,375	$2,402
On Assignment, Inc.	(d)(j)	Commercial & Professional Services	L+375	1.3%	5/15/19	2,992	2,976	3,033
Onex Carestream Finance L.P.	(d)(j)	Health Care Equipment & Services	L+350	1.5%	2/25/17	1,419	1,383	1,416
Orbitz Worldwide, Inc.	(d)(j)	Retailing	L+300		7/25/14	4,216	4,058	4,056
Ozburn-Hessey Holding Co., LLC	(d)(f)	Transportation	L+625	2.0%	4/8/16	5,650	5,446	5,650
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	9,273	9,192	9,435
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,045
Party City Holdings Inc.	(d)(e)(f)	Retailing	L+450	1.3%	7/26/19	16,593	16,513	16,809
Patheon Inc.	(d)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,259	9,951	10,259
Pelican Products, Inc.	(d)	Capital Goods	L+550	1.5%	7/11/18	2,972	2,944	2,954
Peninsula Gaming LLC	(f)(j)	Consumer Services	L+450	1.3%	8/3/17	4,605	4,562	4,671
Pharmaceutical Product Development, Inc.	(d)	Health Care Equipment & Services	L+500	1.3%	12/5/18	8,967	8,890	9,126
Pharmaceutical Research Associates, Inc.	(d)(i)	Health Care Equipment & Services	L+525	1.3%	11/27/18	5,833	5,775	5,841
PL Propylene LLC	(d)(j)	Materials	L+575	1.3%	3/23/17	6,833	6,714	6,944
Presidio, Inc.	(d)(f)(g)(h)	Software & Services	L+450	1.3%	3/31/17	15,302	15,231	15,455
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,113	1,022	990
Property Data (U.S.) I, Inc.	(f)	Software & Services	L+550	1.5%	1/4/17	4,295	4,251	4,303
Protection One, Inc.	(d)	Consumer Services	L+450	1.3%	3/21/19	2,544	2,551	2,580
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,976	4,965	4,989
RBS Holding Co. LLC	(d)	Commercial & Professional Services	Prime+600		3/23/17	9,825	6,065	3,635
RBS Worldpay, Inc.	(d)	Software & Services	L+400	1.3%	11/30/17	1,522	1,524	1,534
Remy International, Inc.	(d)(j)	Automobiles & Components	L+450	1.8%	12/16/16	1,923	1,861	1,940
Reynolds Group Holdings, Inc.	(d)(j)	Consumer Durables & Apparel	L+375	1.0%	9/28/18	4,293	4,293	4,349
Rocket Software, Inc.	(d)	Software & Services	L+450	1.3%	2/8/18	6,630	6,636	6,673
Roundy’s Supermarkets, Inc.	(d)(j)	Food & Staples Retailing	L+450	1.3%	2/13/19	2,776	2,648	2,619
Sabre Inc.	(d)	Consumer Services	L+575		12/29/17	1,487	1,471	1,500
Sabre Inc.	(e)	Consumer Services	L+600	1.3%	12/29/17	4,978	4,931	5,052
Safariland, LLC	(d)(f)(h)	Capital Goods	L+925	1.5%	7/27/18	45,243	44,392	46,601
Sagittarius Restaurants LLC	(d)(f)	Consumer Services	L+550	2.0%	5/18/15	6,530	6,497	6,505
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,524	33,000
Sheridan Production Co., LLC	(e)	Energy	L+375	1.3%	9/14/19	5,224	5,173	5,279
Shield Finance Co. Sarl	(f)(j)	Software & Services	L+525	1.3%	5/10/19	10,974	10,822	11,002
Sirius Computer Solutions, Inc.	(d)(i)	Software & Services	L+575	1.3%	11/30/18	9,808	9,710	9,900
Sitel, LLC	(e)	Telecommunication Services	L+675		1/30/17	5,966	5,743	5,951
Six3 Systems, Inc.	(d)	Software & Services	L+575	1.3%	10/4/19	4,674	4,629	4,674
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	61,000	60,288	61,000
Smile Brands Group Inc.	(d)(e)	Health Care Equipment & Services	L+525	1.8%	12/21/17	13,717	13,308	12,962

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sophia, L.P.	(d)(e)(f)	Software & Services	L+500	1.3%	7/19/18	$13,966	$13,880	$14,165
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+400	2.0%	8/16/13	50,402	49,586	49,609
Spansion LLC	(e)(j)	Semiconductors & Semiconductor Equipment	L+350	1.3%	2/9/15	6,369	6,285	6,418
Sports Authority, Inc.	(d)(e)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,418	22,234	22,615
Sprouts Farmers Markets Holdings, LLC		Food & Staples Retailing	L+475		4/18/16	5,250	5,250	5,001
Sprouts Farmers Markets Holdings, LLC	(d)	Food & Staples Retailing	L+475	1.3%	4/18/18	4,803	4,746	4,861
SRA International, Inc.	(d)(e)(f)	Software & Services	L+525	1.3%	7/20/18	21,624	20,910	20,489
Star West Generation LLC	(d)	Energy	L+450	1.5%	5/17/18	5,923	5,860	5,949
Surgery Center Holdings, Inc.	(d)(f)(h)	Health Care Equipment & Services	L+500	1.5%	2/6/17	14,693	14,473	14,620
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	50,000	49,022	50,000
Technicolor SA	(j)	Media	EURIBOR+500	2.0%	5/26/16	€2,345	2,770	3,080
Technicolor SA	(j)	Media	EURIBOR+600	2.0%	5/26/17	€6,279	7,402	8,249
Technicolor SA	(g)(j)	Media	L+500	2.0%	5/26/16	$1,659	1,507	1,651
Technicolor SA	(g)(j)	Media	L+600	2.0%	5/26/17	4,376	3,967	4,357
Texas Competitive Electric Holdings Co. LLC	(d)(e)(f)(g)(i)	Utilities	L+350		10/10/14	76,891	56,163	58,221
Texas Competitive Electric Holdings Co. LLC	(g)	Utilities	L+450		10/10/17	38,867	26,875	25,992
TI Group Automotive Systems, LLC	(d)(e)(j)	Capital Goods	L+550	1.3%	3/14/18	8,956	8,709	9,045
Titlemax, Inc.	(f)(h)	Diversified Financials	L+850	1.5%	6/15/15	25,000	24,790	25,500
Total Safety U.S., Inc.	(d)(f)	Energy	L+625	1.3%	10/31/17	9,900	9,667	10,032
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,928	6,830	6,945
Toys “R” Us-Delaware, Inc.	(d)(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	3,842	3,843	3,729
TravelCLICK, Inc.	(d)	Consumer Services	L+500	1.5%	3/16/16	7,836	7,746	7,836
Travelport LLC	(e)(f)(g)	Consumer Services	L+475		8/21/15	15,682	14,327	15,143
U.S. Security Associates Holdings, Inc.	(d)	Commercial & Professional Services	L+475	1.3%	7/28/17	3,959	3,958	3,985
Unifrax I LLC	(e)(f)	Capital Goods	L+500	1.5%	11/28/18	13,958	13,707	14,145
United Surgical Partners International Inc.	(d)	Health Care Equipment & Services	L+475	1.3%	4/3/19	4,374	4,372	4,418
Univar Inc.	(e)	Materials	L+350	1.5%	6/30/17	6,509	6,509	6,500
Univision Communications Inc.	(e)(f)	Media	L+425		3/31/17	9,593	8,591	9,454
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	Prime+450		12/22/16	3,528	3,468	3,105
Vision Solutions, Inc.	(d)	Software & Services	L+450	1.5%	7/22/16	6,800	6,753	6,787
VPG Group Holdings LLC	(f)(h)	Materials	L+900	1.0%	10/4/16	55,055	54,173	55,056
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+450	1.3%	10/24/19	5,000	4,926	5,013
WASH Multifamily Laundry Systems, LLC	(g)	Commercial & Professional Services	Prime+375		8/28/14	3,830	3,803	3,825
West Corp.	(d)	Software & Services	L+450	1.3%	6/29/18	7,297	7,245	7,422
Wide OpenWest Finance, LLC	(d)	Media	L+500	1.3%	7/17/18	6,219	6,211	6,299
Willbros United States Holdings, Inc.	(h)(j)	Energy	L+750	2.0%	6/30/14	6,705	6,635	6,721

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
WireCo WorldGroup Inc.	(d)	Capital Goods	L+475	1.3%	2/15/17	$3,558	$3,554	$3,638
Woodstream Corp.	(f)	Household & Personal Products	L+350		8/31/14	705	665	673
Woodstream Corp.	(g)	Household & Personal Products	Prime+375		8/31/14	1,530	1,508	1,522

Total Senior Secured Loans—First Lien							1,929,800	1,959,963
Unfunded Loan Commitments							(14,804)	(14,804)

Net Senior Secured Loans—First Lien							1,914,996	1,945,159

Senior Secured Loans—Second Lien—30.4%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	25,556	25,133	26,075
Advantage Sales & Marketing Inc.	(e)(f)	Commercial & Professional Services	L+775	1.5%	6/18/18	20,314	20,363	20,466
Affordable Care, Inc.	(d)(e)(f)(g)(h)	Health Care Equipment & Services	Prime+825		12/26/19	40,000	39,401	39,400
AlixPartners, LLP	(e)	Diversified Financials	L+925	1.5%	12/27/19	15,000	14,570	15,197
Alliance Laundry Systems LLC	(d)(e)	Capital Goods	L+825	1.3%	12/10/19	4,919	4,870	4,987
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/2/18	16,800	16,227	16,632
AssuraMed Holding, Inc.	(f)	Health Care Equipment & Services	L+800	1.3%	4/24/20	10,000	9,803	10,137
Asurion, LLC	(d)(e)	Insurance	L+750	1.5%	5/24/19	12,229	12,179	12,623
Attachmate Corp.	(e)(f)	Software & Services	L+950	1.5%	11/22/18	29,000	28,145	28,608
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+900	1.3%	4/30/19	52,885	51,845	52,224
BJ’s Wholesale Club, Inc.	(e)(f)	Food & Staples Retailing	L+850	1.3%	3/26/20	8,298	8,217	8,547
Blackboard Inc.	(f)(g)	Software & Services	L+1000	1.5%	4/4/19	22,000	20,107	21,197
BNY ConvergEx Group, LLC	(g)	Software & Services	L+700	1.8%	12/18/17	9,000	9,021	8,533
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	17,391	16,731	17,652
Brock Holdings III, Inc.	(e)	Energy	L+825	1.8%	3/16/18	7,756	7,660	7,815
Camp International Holding Co.	(d)	Capital Goods	L+875	1.3%	11/29/19	6,207	6,090	6,340
Cannery Casino Resorts, LLC	(g)	Consumer Services	L+875	1.3%	10/2/19	12,000	11,767	11,470
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/20/20	5,787	5,673	5,827
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+850	1.5%	1/15/18	57,500	56,734	57,500
EquiPower Resources Holdings, LLC	(d)	Utilities	L+850	1.5%	6/21/19	7,000	6,868	7,204
FR Brand Acquisition Corp.	(e)(g)(i)	Energy	L+975	1.3%	10/23/19	36,000	34,475	35,580
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	7,000	6,972	6,650
Hubbard Radio, LLC	(f)	Telecommunication Services	L+725	1.5%	4/30/18	1,429	1,417	1,457
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	6/14/19	37,000	35,681	36,630
JHCI Acquisition, Inc.	(g)	Transportation	L+550		12/19/14	11,250	10,549	10,144
Kronos Inc.	(d)(e)(f)	Software & Services	L+850	1.3%	4/30/20	30,769	30,466	30,846
LM U.S. Member LLC		Transportation	L+825	1.3%	10/15/20	9,375	9,236	9,457
Multi Packaging Solutions, Inc.	(f)	Commercial & Professional Services	L+900	1.3%	5/4/19	23,250	22,903	22,785

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
NES Rentals Holdings, Inc.	(g)	Capital Goods	L+1150	1.8%	10/14/14	$8,500	$8,461	$8,500
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	23,768	23,190
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,541	6,633
Pharmaceutical Research Associates, Inc.	(f)	Health Care Equipment & Services	L+925	1.3%	11/27/19	25,000	24,751	25,266
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	45,000	44,211	44,550
Samson Investment Co.	(d)	Energy	L+475	1.3%	9/25/18	5,515	5,475	5,581
Sedgwick CMS Holdings Inc.		Commercial & Professional Services	L+750	1.5%	5/30/17	500	500	508
Sensus U.S.A. Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,577	8,614
Sheridan Holdings, Inc.	(f)	Health Care Equipment & Services	L+775	1.3%	7/1/19	2,727	2,702	2,769
Smart & Final Inc.	(g)	Food & Staples Retailing	L+925	1.3%	11/16/20	6,400	6,209	6,464
Southern Pacific Resource Corp.	(e)(f)(j)	Energy	Prime+750		1/7/16	13,693	13,571	13,878
SRAM, LLC	(d)	Consumer Durables & Apparel	L+700	1.5%	12/7/18	5,000	4,960	5,088
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,095	23,647
TriZetto Group, Inc.		Software & Services	L+725	1.3%	3/27/19	8,372	8,250	8,337
Venoco, Inc.	(d)(g)	Energy	L+700	1.5%	6/30/17	7,857	7,705	8,024
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,703	14,833
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	4/24/20	7,000	6,862	7,018
Web.com Group, Inc.	(d)(f)(j)	Software & Services	L+950	1.5%	10/26/18	4,187	4,098	4,323
WP CPP Holdings, LLC	(d)(e)(h)(i)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,850	15,150

Total Senior Secured Loans—Second Lien							752,392	764,356

Senior Secured Bonds—18.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,710	78,010
Allen Systems Group, Inc.	(f)	Software & Services	10.5%		11/15/16	15,323	14,205	11,186
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	3,631
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	21,792	22,002
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,075
Cenveo Corp.	(e)(f)	Commercial & Professional Services	8.9%		2/1/18	23,788	21,717	22,711
Chester Downs & Marina, LLC	(e)	Consumer Services	9.3%		2/1/20	3,750	3,784	3,700
Clear Channel Communications, Inc.	(d)(e)(f)(i)	Media	9.0%		12/15/19	8,254	7,498	7,606
Eastman Kodak Co.	(f)(l)	Consumer Durables & Apparel	10.6%		3/15/19	14,500	12,136	11,932
Eastman Kodak Co.	(l)	Consumer Durables & Apparel	9.8%		3/1/18	18,992	13,990	15,599
Edgen Murray Corp.	(e)(j)	Capital Goods	8.8%		11/1/20	1,400	1,390	1,414
Energy Future Intermediate Holding Co. LLC	(f)	Utilities	11.8%		3/1/22	14,250	14,689	15,924
Energy Future Intermediate Holding Co. LLC	(g)	Utilities	6.9%		8/15/17	1,100	1,100	1,173
First Data Corp.	(g)	Software & Services	6.8%		11/1/20	2,000	1,985	2,037
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,121	12,985

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
INEOS Finance Plc	(e)(j)	Materials	7.5%		5/1/20	$850	$850	$890
INEOS Finance Plc	(e)(j)	Materials	8.4%		2/15/19	3,000	3,000	3,238
JW Aluminum Co.	(f)	Materials	11.5%		11/15/17	20,000	19,633	19,400
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	10.5%		11/1/18	18,660	18,093	19,640
Neff Rental LLC		Capital Goods	9.6%		5/15/16	1,352	1,363	1,402
NES Rentals Holdings, Inc.	(f)(g)	Capital Goods	12.3%		4/15/15	38,375	38,683	39,573
Paetec Holdings Corp.	(e)(j)	Telecommunication Services	8.9%		6/30/17	4,680	4,767	5,031
Palace Entertainment Holdings, LLC	(e)	Consumer Services	8.9%		4/15/17	2,400	2,400	2,541
PH Holding LLC	(f)	Consumer Durables & Apparel	9.8%		12/31/17	10,000	9,810	10,100
Reynolds Group Holdings, Inc.	(e)(j)	Consumer Durables & Apparel	5.8%		10/15/20	6,750	6,750	6,986
Reynolds Group Holdings, Inc.	(e)(j)	Consumer Durables & Apparel	7.1%		4/15/19	3,000	3,121	3,253
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,149
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	33,702	32,525
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	16,000	16,164	17,104
Symbion, Inc.	(e)(f)	Health Care Equipment & Services	8.0%		6/15/16	12,460	12,327	12,881
Technicolor SA	(g)(j)	Media	9.4%		4/23/16	2,241	2,078	2,314
Technicolor SA	(g)(j)	Media	9.4%		5/26/17	13,495	12,478	13,934
Texas Competitive Electric Holdings Co. LLC	(f)	Utilities	11.5%		10/1/20	10,000	9,916	7,909
Titlemax, Inc.	(f)	Diversified Financials	13.3%		7/15/15	14,500	15,073	16,149
Tops Markets LLC	(e)	Food & Staples Retailing	8.9%		12/15/17	2,750	2,750	2,851
Travelport LLC	(g)	Consumer Services	L+600 PIK		12/1/16	22,933	18,111	18,404
Univision Communications Inc.	(f)	Media	6.9%		5/15/19	6,800	6,754	7,128
Viasystems Group Inc.	(e)(j)	Technology Hardware & Equipment	7.9%		5/1/19	5,000	5,000	4,912

Total Senior Secured Bonds							460,040	466,299

Subordinated Debt—20.4%
Advantage Sales & Marketing Inc.	(g)	Commercial & Professional Services	13.0%		12/23/18	10,000	9,818	9,850
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	16,700	16,557	17,264
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,586	16,000
Aurora Diagnostics, LLC	(f)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	20,065	20,120	18,761
Aurora USA Oil & Gas, Inc.	(j)	Energy	9.9%		2/15/17	3,000	3,041	3,236
BakerCorp. International Inc.	(f)	Commercial & Professional Services	8.3%		6/1/19	5,000	5,000	5,069
Bresnan Broadband Holdings LLC	(e)(j)	Telecommunication Services	8.0%		12/15/18	5,000	5,000	5,419
Calumet Lubricants Co., L.P.	(f)(j)	Energy	9.4%		5/1/19	5,800	5,800	6,330
Calumet Lubricants Co., L.P.	(f)(j)	Energy	9.6%		8/1/20	1,500	1,475	1,646
Cincinnati Bell Inc.	(e)(j)	Telecommunication Services	8.4%		10/15/20	8,895	8,750	9,651
Comstock Resources, Inc.	(e)(f)(j)	Energy	9.5%		6/15/20	21,000	20,061	22,301

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	$5,000	$4,453	$4,895
Del Monte Foods Co.	(e)	Food, Beverage & Tobacco	7.6%		2/15/19	3,500	3,498	3,654
Entercom Radio, LLC	(e)(j)	Media	10.5%		12/1/19	13,500	13,360	14,873
EPL Oil & Gas, Inc.	(e)(j)	Energy	8.3%		2/15/18	3,200	3,169	3,300
First Data Corp.	(g)	Software & Services	12.6%		1/15/21	5,000	5,309	5,284
Flanders Corp.	(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	8,153	7,969	8,194
Gymboree Corp.	(g)	Consumer Durables & Apparel	9.1%		12/1/18	7,000	6,418	6,306
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,689	2,432	2,473
Infiltrator Systems, Inc.		Capital Goods	12%, 2.0% PIK		3/11/18	63,558	62,508	65,942
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,960	10,600
J.Crew Group, Inc.		Consumer Durables & Apparel	8.1%		3/1/19	1,200	1,200	1,273
JBS U.S.A. LLC	(e)(j)	Food, Beverage & Tobacco	8.3%		2/1/20	3,000	2,960	3,173
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	26,700	25,405	25,565
Lin Television Corp.	(e)(j)	Media	6.4%		1/15/21	750	750	787
Lone Pine Resources Canada Ltd.	(g)(j)	Energy	10.4%		2/15/17	5,000	4,938	4,676
MModal Inc.	(e)(g)	Health Care Equipment & Services	10.8%		8/15/20	2,418	2,370	2,249
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,331
Mood Media Corp.	(e)(f)(j)	Media	9.3%		10/15/20	24,250	24,277	25,252
The Pantry, Inc.	(g)(j)	Food & Staples Retailing	8.4%		8/1/20	5,500	5,500	5,789
Petco Holdings, Inc.	(e)	Retailing	8.5%		10/15/17	1,000	995	1,034
Pharmaceutical Product Development, Inc.	(g)	Health Care Equipment & Services	9.5%		12/1/19	2,900	2,900	3,302
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,206	3,441
Quicksilver Resources Inc.	(e)(j)	Energy	7.1%		4/1/16	1,000	891	802
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	10,500	10,629	10,671
Samson Investment Co.	(e)(f)	Energy	9.8%		2/15/20	19,420	19,630	20,585
SandRidge Energy, Inc.	(e)(j)	Energy	8.1%		10/15/22	7,500	7,500	8,234
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,500	15,214	15,655
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	8,030
Symmetry Medical Inc.	(g)(j)	Health Care Equipment & Services	12.0%, 2.0% PIK		12/29/17	33,170	32,305	34,413
ThermaSys Corp.		Capital Goods	10.0%, 2.5% PIK		12/31/16	86,210	84,674	86,210
Univar Inc.	(f)	Materials	12.0%		6/30/18	3,000	2,953	3,045
Viking Cruises, Ltd.	(e)(j)	Consumer Services	8.5%		10/15/22	4,075	4,075	4,406

Total Subordinated Debt							491,906	511,971

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—4.7%
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	$2,000	$1,214	$1,660
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,221	4,320
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,820	2,128
Carlyle Azure CLO Class Income	(j)	Diversified Financials	23.3%		5/27/20	28,000	13,099	18,141
Dryden CDO 23A Class E	(j)	Diversified Financials	L+700		7/20/23	4,500	3,634	3,984
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	15.2%		7/17/23	10,000	7,650	8,710
Galaxy VII CLO Class Subord.	(j)	Diversified Financials	28.9%		10/13/18	2,000	886	1,422
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,490	5,168
Mountain View CLO II Class Pref.	(j)	Diversified Financials	34.5%		1/12/21	9,225	4,658	8,819
Octagon CLO 2006 10A Class Income	(j)	Diversified Financials	54.0%		10/18/20	4,375	2,346	4,472
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	55.8%		10/25/21	10,000	5,290	11,973
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	48.9%		4/17/21	5,000	3,067	6,226
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	16.8%		1/15/24	42,504	41,036	41,971

Total Collateralized Securities							91,411	118,994

						Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.1%(k)
Aquilex Corp., Common Equity, Class A Shares	(f)(l)	Energy				15,128	2,266	5,977
Aquilex Corp., Common Equity, Class B Shares	(f)(g)(l)	Energy				32,637	4,889	12,895
ERC Ireland Holdings Ltd., Common Equity	(i)(j)(l)	Telecommunication Services				13,510	—	—
ERC Ireland Holdings Ltd., Warrants	(i)(j)(l)	Telecommunication Services				2,617	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods				5,000,000	5,000	6,500
Florida Gaming Centers, Inc., Strike: $0.01, Warrants	(g)(l)	Consumer Services				71	—	99
Florida Gaming Corp., Strike: $25.00, Warrants	(g)(l)	Consumer Services				226,635	—	—
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services				1,000,000	1,000	1,350
JW Aluminum Co., Common Equity	(g)(l)	Materials				37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods				2,623	262	—
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods				738	738	608
Micronics, Inc., Common Equity	(g)(l)	Energy				12,057	50	—
Micronics, Inc., Preferred Equity	(l)	Energy				283,947	11,181	6,673
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy				523,068	51,941	55,924
Plains Offshore Operations Inc., Strike: $20.00, Warrants	(f)(g)(l)	Energy				1,013,444	1,722	2,432
Safariland, LLC, Common Equity	(g)(l)	Capital Goods				25,000	2,500	3,738
Safariland, LLC, Preferred Equity	(g)	Capital Goods				1,095	10,031	10,572

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	$246	$338
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	4,330
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	87,607	8,354	8,366
Sequel Industrial Products Holdings, LLC, Strike: $100.00, Warrants	(g)(l)	Energy	20,681	12	16
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	694
ThermaSys Corp., Preferred Equity	(g)(l)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	2,500	2,250

Total Equity/Other				114,499	127,943

TOTAL INVESTMENTS—156.7%				$3,825,244	3,934,722

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,422,984)

NET ASSETS—100.0%					$2,511,738

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2012.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 83.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2013, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, Arch Street Funding LLC, or Arch Street, Locust Street Funding LLC, or Locust Street, Race Street Funding LLC, or Race Street, and Walnut Street Funding LLC, or Walnut Street. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries as of June 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from its target companies as primary market investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements for the year ended December 31, 2012. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC, or FB Advisor, dated as of February 12, 2008, which was amended on August 5, 2008, and which, as amended, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2013. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering(1)	—	$—	83,240,619	$886,375
Reinvestment of Distributions	5,260,004	53,157	4,134,389	39,906

Total Gross Proceeds	5,260,004	53,157	87,375,008	926,281
Commissions and Dealer Manager Fees	—	—	—	(83,061)

Net Proceeds to Company	5,260,004	53,157	87,375,008	843,220
Share Repurchase Program	(1,936,166)	(19,467)	(797,341)	(7,679)

Net Proceeds from Share Transactions	3,323,838	$33,690	86,577,667	$835,541

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

Public Offering of Shares

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of August 13, 2013, the Company had sold a total of 261,530,473 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,745,066, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008.

During the six months ended June 30, 2013 and 2012, the Company sold 5,260,004 and 87,375,008 shares for gross proceeds of $53,157 and $926,281 at an average price per share of $10.11 and $10.60, respectively. The gross proceeds received during the six months ended June 30, 2012 include reinvested stockholder distributions of $39,906, for which the Company issued 4,134,389 shares of common stock. During the period from July 1, 2013 to August 13, 2013, the Company issued 1,812,624 shares of common stock for gross proceeds of $18,489 at an average price per share of $10.20 pursuant to its distribution reinvestment plan.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $83,061 for the six months ended June 30, 2013 and 2012, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program prior to the time it completes a liquidity event. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 semi-monthly closing.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company during under its share repurchase program the six months ended June 30, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.10	$10,637

On July 1, 2013, the Company repurchased 749,224 shares (representing 100% of shares of common stock tendered for repurchase) at $10.20 per share for aggregate consideration totaling $7,642.

Note 4. Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears.

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. This “catch-up” feature allows FB Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FB Advisor will receive 20.0% of pre-incentive fee net investment income.

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, has funded certain of the Company’s offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company did not pay any reimbursements under this arrangement during the six months ended June 30, 2013 or 2012.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2013 and 2012:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,615	$15,345	$44,821	$27,549
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(5,423)	$1,698	$927	$16,499
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$17,167	$—	$31,395	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,355	$1,431	$2,791	$2,334
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$8,059	$—	$15,842

(1)	During the six months ended June 30, 2013 and 2012, $43,690 and $21,736, respectively, in base management fees were paid to FB Advisor.

(2)	During the three months ended June 30, 2013, the Company reversed $5,423 of capital gains incentive fees previously accrued and, during the three months ended June 30, 2012, the Company accrued capital gains incentive fees of $1,698, in each case based on the performance of its portfolio. During the six months ended June 30, 2013 and 2012, the Company accrued capital gains incentive fees of $927 and $16,499, respectively, based on the performance of its portfolio, of which $122 and $15,972, respectively, was based on unrealized gains and $805 and $527, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, the Company had accrued capital gains incentive fees of $39,751 based on the performance of its portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. The Company paid FB Advisor $11,791 in capital gains incentive fees during the six months ended June 30, 2013.

(3)	During the six months ended June 30, 2013, $27,621 of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2013, a subordinated incentive fee on income of $17,167 was payable to FB Advisor.

(4)	During the six months ended June 30, 2013 and 2012, $2,545 and $2,091, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $2,706 and $1,654, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2013 and 2012.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker- dealers.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FB Advisor, including FS Investment Corporation II and FS Energy and Power Fund and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO / Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended as of May 16, 2013, or, as amended, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. During the six months ended June 30, 2013 and 2012, no such reimbursements were required from Franklin Square Holdings.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111

On June 25, 2013, the Company’s board of directors increased the amount of the regular monthly cash distribution payable to stockholders of record from $0.0675 per share to $0.06975 per share in order to increase its annual distribution rate from 7.5% to 7.75% (based on the Company’s last public offering price of $10.80 per share), commencing with the regular monthly cash distribution paid in June 2013. Also on June 25, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.06975 per share, which was paid on July 31, 2013 to stockholders of record on July 30, 2013. On August 7, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.06975 per share, which will be paid on August 30, 2013 to stockholders of record on August 29, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes will represent a return of capital for tax purposes. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	75,246	73%	79,712	95%
Capital gains proceeds from the sale of assets	28,049	27%	4,607	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$103,295	100%	$84,319	100%

(1)	During the six months ended June 30, 2013 and 2012, 89% and 93%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 11% and 7%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2013 and 2012 was $124,885 and $78,011, respectively. As of June 30, 2013 and December 31, 2012, the Company had $102,649 and $53,010, respectively, of undistributed net investment income on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of the Company’s operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and, with respect to the six months ended June 30, 2012, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
GAAP-basis net investment income	$124,784	$51,415
Tax-basis amortization of organization costs	(21)	(21)
Reversal of incentive fee accrual on unrealized gains	122	15,972
Tax-basis net investment income portion of total return swap payments	—	9,867
Accretion of discount on total return swap	—	778

Tax-basis net investment income	$124,885	$78,011

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

The following table reflects the stock distributions per share that the Company declared on its common stock through June 30, 2013:

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2013 (Unaudited)	December 31, 2012

Distributable ordinary income	$102,649	$53,010
Incentive fee accrual on unrealized gains	(28,082)	(27,960)
Unamortized organization costs	(451)	(472)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	65,664	89,082

	$139,780	$113,660

(1)	As of June 30, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $122,355 and $119,650, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $56,691 and $30,568, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,923,298 and $3,845,515 as of June 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $65,664 and $89,082 as of June 30, 2013 and December 31, 2012, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,070,585	$2,094,695	53%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	816,466	838,501	21%	752,392	764,356	19%
Senior Secured Bonds	400,171	404,862	10%	460,040	466,299	12%
Subordinated Debt	418,775	424,498	11%	491,906	511,971	13%
Collateralized Securities	81,825	99,360	2%	91,411	118,994	3%
Equity/Other	117,672	127,076	3%	114,499	127,943	3%

	$3,905,494	$3,988,992	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, the Company had six such investments with aggregate unfunded commitments of $60,115. As of December 31, 2012, the Company had three such investments with aggregate unfunded commitments of $14,804. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$3,883	0%	$41,479	1%
Capital Goods	739,587	19%	675,187	17%
Commercial & Professional Services	367,473	9%	271,978	7%
Consumer Durables & Apparel	298,086	7%	264,722	7%
Consumer Services	288,391	7%	293,408	7%
Diversified Financials	183,872	5%	220,622	6%
Energy	392,734	10%	430,444	11%
Food & Staples Retailing	38,916	1%	96,739	2%
Food, Beverage & Tobacco	3,977	0%	9,713	0%
Health Care Equipment & Services	275,746	7%	362,456	9%
Household & Personal Products	67,339	2%	78,124	2%
Insurance	15,675	0%	28,623	1%
Materials	159,602	4%	199,089	5%
Media	262,136	7%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	54,993	1%	37,259	1%
Retailing	3,927	0%	24,652	1%
Semiconductors & Semiconductor Equipment	—	—	8,820	0%
Software & Services	384,772	10%	339,641	9%
Technology Hardware & Equipment	134,004	3%	94,128	2%
Telecommunication Services	167,759	4%	152,458	4%
Transportation	28,269	1%	29,104	1%
Utilities	117,851	3%	121,477	3%

Total	$3,988,992	100%	$3,934,722	100%

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

As of June 30, 2013 and December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2013 (Unaudited)	December 31, 2012
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,988,992	3,934,722

	$3,988,992	$3,934,722

The Company’s investments as of June 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-five senior secured loan investments, one senior secured bond investment and five subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value.

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

The following is a reconciliation for the six months ended June 30, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2013
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722
Accretion of discount (amortization of premium)	13,878	1,827	2,528	4,221	388	27	22,869
Net realized gain (loss)	11,167	1,031	7,614	5,979	4,827	—	30,618
Net change in unrealized appreciation (depreciation)	(6,053)	10,071	(1,568)	(14,342)	(10,048)	(4,040)	(25,980)
Purchases	882,375	149,672	81,957	208,933	—	6,147	1,329,084
Paid-in-kind interest	226	—	619	2,443	—	721	4,009
Sales and redemptions	(752,057)	(88,456)	(152,587)	(294,707)	(14,801)	(3,722)	(1,306,330)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,094,695	$838,501	$404,862	$424,498	$99,360	$127,076	$3,988,992

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,364	$12,008	$3,239	$(7,239)	$(3,761)	$(3,343)	$12,268

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of June 30, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at June 30, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,109,908	Market Comparables	Market Yield (%)	5.0% - 15.8%	9.5%
Senior Secured Loans—Second Lien	125,043	Market Comparables	Market Yield (%)	10.0% - 12.0%	11.0%
Senior Secured Bonds	10,500	Market Comparables	Market Yield (%)	8.8% - 9.3%	9.0%
Subordinated Debt	208,200	Market Comparables	Market Yield (%)	9.0% - 14.3%	11.3%
Equity/Other	127,076	Market Comparables	Market Yield (%)	12.5% - 15.8%	15.1%
			EBITDA Multiples (x)	5.0x - 13.0x	6.9x
			Production Multiples (Mmb/d)	$35,000.0 - $40,000.0	$37,500.0
			Proved Reserves Multiples (Mmboe)	$7.5x - $8.5x	$8.0x
			PV-10 Multiples (x)	0.5x - 0.6x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	40.8% - 40.8%	40.8%

(1)	The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. As of June 30, 2013, $56,854 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$605,163	Market Comparables	Market Yield (%)	6.8% - 17.3%	9.7%
Senior Secured Loans—Second Lien	118,682	Market Comparables	Market Yield (%)	10.3% - 12.8%	11.2%
Senior Secured Bonds	10,100	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Subordinated Debt	224,059	Market Comparables	Market Yield (%)	9.3% - 14.5%	12.9%
Equity/Other	127,943	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	3.3x - 12.5x	6.9x
			Production Multiples (Mmb/d)	$57,500.0 - $62,500.0	$60,000.0
			Proved Reserves Multiples (Mmboe)	$12.5x - $13.5x	$13.0x
			PV-10 Multiples (x)	0.8x -0.9x	0.9x
			Revenue Multiples	1.6x -1.6x	1.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	44.0% - 59.7%	44.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment ($39,400), which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. As of December 31, 2012, $14,804 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2013. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$497,682	$52,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$240,000	$—	December 22, 2013
JPM Facility	Repurchase	3.25%	$811,917	$138,083	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$248,739	$1,261	May 17, 2017

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

As of June 30, 2013 and December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2013, $3,205 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.05% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. The Company recorded

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

interest expense of $2,722 and $6,060, respectively, for the three and six months ended June 30, 2013, of which $369 and $734, respectively, related to the amortization of deferred financing costs and $67 and $132, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $6,871 in interest expense during the six months ended June 30, 2013. The average borrowings under the Arch Street credit facility for the six months ended June 30, 2013 were $497,682, with a weighted average interest rate (including the effect of non-usage fees) of 2.13%.

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

As of June 30, 2013 and December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2013, all of the deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.77% per annum as of June 30, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $1,071 and $2,006 for the three months ended June 30, 2013 and 2012, respectively, of which $0 and $237, respectively, related to the amortization of deferred financing costs. The Company recorded interest expense of $2,367 and $4,430 for the six months ended June 30, 2013 and 2012, respectively, of which $225 and $431, respectively, related to the amortization of deferred financing costs. The Company paid $2,165 and $4,270 in interest expense for the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the credit facility for the six months ended June 30, 2013 and 2012 were $240,000 and $357,166, respectively, with a weighted average interest rate of 1.78% and 2.26%, respectively.

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

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of assets expected to be held by Locust Street when the financing arrangement, as amended, is fully-ramped was increased from $1,320,000 to $1,791,500.

The assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or, together with the notes issued prior to April 23, 2013, the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time was increased from $840,000 to $1,140,000 and the stated maturity date of the Class A Notes was changed from October 15, 2023 to April 15, 2024. All principal and interest on the Class A Notes will be due and payable on the stated maturity date. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

In connection with the increase in the amount available under the debt financing arrangement, Race Street entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility was increased from $840,000 to $1,140,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility was increased from $700,000 to $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of assets expected to be held by Race Street when the financing arrangement, as amended, is fully-ramped was increased from $600,000 to $814,000. The assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of June 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $974,300 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $811,917 and $676,667, respectively. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2013 and December 31, 2012, Race Street’s liability under the JPM Facility was $811,917 and $676,667, respectively, plus $5,158 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of June 30, 2013 and December 31, 2012, the fair value of assets held by Locust Street was $1,507,310 and $1,307,933, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of June 30, 2013 and December 31, 2012, the fair value of assets held by Race Street was $812,538 and $598,528, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of June 30, 2013, $227 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of June 30, 2013. The Company recorded interest expense of $6,061 and $3,250 for the three months ended June 30, 2013 and 2012, respectively, of which $19 and $26, respectively, related to the amortization of deferred financing costs. The Company recorded interest expense of $11,713 and $6,007 for the six months ended June 30, 2013 and 2012, respectively, of which $52 and $53, respectively, related to the amortization of deferred financing costs. The Company paid $10,801 and $4,501 in interest expense during the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the JPM Facility for the six months ended June 30, 2013 and 2012 were $713,627 and $341,667, respectively, with a weighted average interest rate of 3.25% and 3.77%, respectively.

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

As of June 30, 2013 and December 31, 2012, $248,739 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2013, $2,915 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.84% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. The Company recorded interest expense of $2,022 and $90 for the three months ended June 30, 2013 and 2012, respectively, of which $195 and $88, respectively, related to the amortization of deferred financing costs and $4 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company recorded interest expense of $3,872 and $90 for the six months ended June 30, 2013 and 2012, respectively, of which $377 and $88, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $3,308 and $0 in interest expense during the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the Walnut Street credit facility for the six months ended June 30, 2013 and 2012 were $242,709 and $88, respectively, with a weighted average interest rate (including the effect of non-usage fees) of 2.87% and 2.71%, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six Months Ended June 30, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.97	$9.35
Results of operations(1)
Net investment income (loss)	0.49	0.59
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.03	0.86

Net increase (decrease) in net assets resulting from operations	0.52	1.45

Stockholder distributions(2)
Distributions from net investment income	(0.30)	(0.63)
Distributions from net realized gain on investments	(0.11)	(0.23)

Net decrease in net assets resulting from stockholder distributions	(0.41)	(0.86)

Capital share transactions
Issuance of common stock(3)	—	0.04
Repurchases of common stock(4)	—	—
Offering costs(1)	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.03

Net asset value, end of period	$10.08	$9.97

Shares outstanding, end of period	255,214,659	251,890,821

Total return(5)	5.22%	15.83%

Ratio/Supplemental Data:
Net assets, end of period	$2,571,548	$2,511,738

Ratio of net investment income to average net assets(6)	4.87%	6.07%

Ratio of accrued capital gains incentive fees to average net assets(6)	0.04%	1.80%

Ratio of subordinated income incentive fees to average net assets(6)	1.23%	0.61%

Ratio of interest expense to average net assets(6)	0.94%	1.37%

Ratio of operating expenses to average net assets(6)	4.28%	7.67%

Portfolio turnover(7)	32.65%	65.70%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(5)	The total return for the six months ended June 30, 2013 was calculated by taking the net asset value per share as of June 30, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the period are used for this calculation. Ratios are not annualized.

(7)	Portfolio turnover is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions” for additional information regarding the reimbursements payable to FB Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2012.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FB Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters. As of June 30, 2013, there were no unreimbursed expense support payments subject to future reimbursement by us.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2013 and for the Year Ended December 31, 2012

The following table presents certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2013.

Total Portfolio Activity
	Three Months Ended	Six Months Ended
Net Investment Activity	June 30, 2013	June 30, 2013
Purchases	$679,168	$1,329,084
Sales and Redemptions	(762,513)	(1,306,330)

Net Portfolio Activity	$(83,345)	$22,754

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$470,527	69%	$882,375	66%
Senior Secured Loans—Second Lien	17,427	3%	149,672	11%
Senior Secured Bonds	21,325	3%	81,957	6%
Subordinated Debt	169,033	25%	208,933	16%
Collateralized Securities	—	—	—	—
Equity/Other	856	0%	6,147	1%

Total	$679,168	100%	$1,329,084	100%

	June 30, 2013
Total Portfolio Characteristics	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,094,695	53%
Senior Secured Loans—Second Lien	838,501	21%
Senior Secured Bonds	404,862	10%
Subordinated Debt	424,498	11%
Collateralized Securities	99,360	2%
Equity/Other	127,076	3%

Total	$3,988,992	100%

Number of Portfolio Companies	200
% Variable Rate (based on fair value)	73.0%
% Fixed Rate (based on fair value)	23.8%
% Income Producing Preferred Equity (based on fair value)	2.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	1.2%
Average Annual EBITDA of Portfolio Companies	$261,000
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.6%

New Proprietary Activity
	Three Months Ended June 30, 2013
Total Commitments (including Unfunded Commitments)	$649,857
Exited Investments (including partial paydowns)	(220,971)

Net Proprietary Activity	$428,886

	For the Three Months Ended June 30, 2013
New Proprietary Commitments by Asset Class	Originations	Percentage
Senior Secured Loans—First Lien	$507,357	78%
Senior Secured Loans—Second Lien	5,000	1%
Senior Secured Bonds	—	—
Subordinated Debt	137,500	21%
Collateralized Securities	—	—
Equity/Other	—	—

Total	$649,857	100%

Average New Proprietary Commitment Amount	$81,232
Weighted Average Maturity for Newly Funded Proprietary Commitments	4/3/19
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Newly Funded Investments during Period	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	13.0%

Total Proprietary Portfolio Characteristics
Number of Funded Proprietary Portfolio Companies	29
% of Funded Proprietary Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments	10.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments—Excluding Non-Income Producing Assets	10.3%

During the six months ended June 30, 2013, we made investments in portfolio companies totaling $1,329,084. During the same period, we sold investments for proceeds of $521,758 and received principal repayments of $784,572. As of June 30, 2013, our investment portfolio, with a total fair value of $3,988,992, consisted of interests in 200 portfolio companies (53% in first lien senior secured loans, 21% in second lien senior secured loans, 10% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $261.0 million. As of June 30, 2013, the investments in our portfolio were purchased at a weighted average price of 97.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 48.0% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the amortized cost of our investments.

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

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,070,585	$2,094,695	53%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	816,466	838,501	21%	752,392	764,356	19%
Senior Secured Bonds	400,171	404,862	10%	460,040	466,299	12%
Subordinated Debt	418,775	424,498	11%	491,906	511,971	13%
Collateralized Securities	81,825	99,360	2%	91,411	118,994	3%
Equity/Other	117,672	127,076	3%	114,499	127,943	3%

	$3,905,494	$3,988,992	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, we had six such investments with aggregate unfunded commitments of $60,115. As of December 31, 2012, we had three such investments with aggregate unfunded commitments of $14,804. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$3,883	0%	$41,479	1%
Capital Goods	739,587	19%	675,187	17%
Commercial & Professional Services	367,473	9%	271,978	7%
Consumer Durables & Apparel	298,086	7%	264,722	7%
Consumer Services	288,391	7%	293,408	7%
Diversified Financials	183,872	5%	220,622	6%
Energy	392,734	10%	430,444	11%
Food & Staples Retailing	38,916	1%	96,739	2%
Food, Beverage & Tobacco	3,977	0%	9,713	0%
Health Care Equipment & Services	275,746	7%	362,456	9%
Household & Personal Products	67,339	2%	78,124	2%
Insurance	15,675	0%	28,623	1%
Materials	159,602	4%	199,089	5%
Media	262,136	7%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	54,993	1%	37,259	1%
Retailing	3,927	0%	24,652	1%
Semiconductors & Semiconductor Equipment	—	—	8,820	0%
Software & Services	384,772	10%	339,641	9%
Technology Hardware & Equipment	134,004	3%	94,128	2%
Telecommunication Services	167,759	4%	152,458	4%
Transportation	28,269	1%	29,104	1%
Utilities	117,851	3%	121,477	3%

Total	$3,988,992	100%	$3,934,722	100%

As of June 30, 2013 and December 31, 2012, approximately 72% and 58%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$1,656,324	42%	$1,063,807	27%
Anchor Order	635,266	16%	421,936	11%
Event Driven	129,617	3%	167,819	4%
Opportunistic	377,084	9%	491,593	13%
Collateralized Securities	99,360	2%	118,994	3%
Broadly Syndicated/Other	1,091,341	28%	1,670,573	42%

Total	$3,988,992	100%	$3,934,722	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$184,999	5%	$183,638	5%
2	3,335,610	84%	3,424,857	87%
3	333,870	8%	174,228	4%
4	132,409	3%	148,364	4%
5	2,104	0%	3,635	0%

Total	$3,988,992	100%	$3,934,722	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

Revenues

We generated investment income of $124,349 and $63,054 for the three months ended June 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $108,990 and $58,249 of cash income earned as well as $15,359 and $4,805 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year and the transition of the portfolio to higher yielding non-broadly syndicated assets. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $50,294 and $26,531 for the three months ended June 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FB Advisor of $22,615 and $15,345 for the three months ended June 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,355 and $1,431 for the three months ended June 30, 2013 and 2012, respectively.

FB Advisor is eligible to receive incentive fees based on performance. As of March 31, 2013, $15,601 in subordinated income incentive fees were payable by us to FB Advisor, all of which we paid to FB Advisor during the three months ended June 30, 2013. During the three months ended June 30, 2013, we accrued additional subordinated income incentive fees of $17,167 based upon the performance of our portfolio. We did not accrue any subordinated income incentive fees during the three months ended June 30, 2012. During the three months ended June 30, 2013, we reversed $5,423 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the three months ended June 30, 2012, we accrued capital gains incentive fees of $1,698 based on the performance of our portfolio, of which $1,253 was based on unrealized gains and $445 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $11,876 and $5,346 for the three months ended June 30, 2013 and 2012, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $355 and $425 for the three months ended June 30, 2013 and 2012, respectively. We incurred fees and expenses with our stock transfer agent of $900 and $881 for the three months ended June 30, 2013 and 2012, respectively. Fees for our board of directors were $223 and $211 for the three months ended June 30, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $1,226 and $1,194 for the three months ended June 30, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended June 30,
	2013	2012
Expenses associated with our independent audit and related fees	$187	$174
Compensation of our chief compliance officer	21	32
Legal fees	175	183
Printing fees	298	176
Other	545	629

Total	$1,226	$1,194

During the three months ended June 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 1.95% and 1.20%, respectively. Our ratio of operating expenses to our average net assets during the three months ended June 30, 2013 and 2012 includes $11,876 and $5,346, respectively, related to interest expense and $11,744, and $1,698, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.03% and 0.88% for the three months ended June 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of operating expenses to average net assets during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the TRS and the replacement of such financing arrangement with a revolving credit facility.

Net Investment Income

Our net investment income totaled $74,055 ($0.29 per share) and $36,523 ($0.16 per share) for the three months ended June 30, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, our ability to efficiently deploy capital following the closing of our public offering and the transition of our portfolio to higher yielding non-broadly syndicated assets.

Net Realized Gains or Losses

We sold investments and received principal repayments of $373,814 and $388,699, respectively, during the three months ended June 30, 2013, from which we realized a net gain of $16,447. We also realized a net loss of $39 from settlements on foreign currency during the three months ended June 30, 2013. We sold investments and received principal repayments of $178,252 and $129,252, respectively, during the three months ended June 30, 2012, from which we realized a net gain of $7,696. We also earned $4,793 from periodic net settlement payments on our TRS and realized a net loss of $4 from settlements on foreign currency during the three months ended June 30, 2012.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(43,498) and the net change in unrealized gain (loss) on foreign currency totaled $(26). For the three months ended June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $(4,138), the net change in unrealized appreciation (depreciation) on our TRS was $(63) and the net change in unrealized gain (loss) on foreign currency totaled $261. The net change in unrealized appreciation (depreciation) on our investments during each of the three months ended June 30, 2013 and 2012 was primarily driven by general widening of credit spreads in the respective periods.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2013, the net increase in net assets resulting from operations was $46,939 ($0.18 per share) compared to a net increase in net assets resulting from operations of $45,068 ($0.20 per share) during the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

Revenues

We generated investment income of $234,393 and $113,589 for the six months ended June 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $207,515 and $105,704 of cash income earned as well as $26,878 and $7,885 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year and the transition of the portfolio to higher yielding non-broadly syndicated assets. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $109,609 and $62,174 for the six months ended June 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FB Advisor of $44,821 and

$27,549 for the six months ended June 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $2,791 and $2,334 for the six months ended June 30, 2013 and 2012, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the six months ended June 30, 2013, we accrued subordinated income incentive fees of $31,395 based upon the performance of our portfolio and paid to FB Advisor $27,621 of subordinated income incentive fees during such period. We did not accrue any subordinated income incentive fees during the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $927 and $16,499, respectively, based on the performance of our portfolio, of which $122 and $15,972, respectively, was based on unrealized gains and $805 and $527, respectively, was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $24,012 and $10,527 for the six months ended June 30, 2013 and 2012, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $720 and $846 for the six months ended June 30, 2013 and 2012, respectively. We incurred fees and expenses with our stock transfer agent of $1,790 and $1,821 for the six months ended June 30, 2013 and 2012, respectively. Fees for our board of directors were $448 and $421 for the six months ended June 30, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $2,705 and $2,177 for the six months ended June 30, 2013 and 2012, respectively, and consisted of the following:

	Six Months Ended June 30,
	2013	2012
Expenses associated with our independent audit and related fees	$372	$336
Compensation of our chief compliance officer	41	53
Legal fees	425	360
Printing fees	598	352
Other	1,269	1,076

Total	$2,705	$2,177

During the six months ended June 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 4.28% and 3.17%, respectively. Our ratio of operating expenses to our average net assets during the six months ended June 30, 2013 and 2012 includes $24,012 and $10,527, respectively, related to interest expense and $32,322 and $16,499, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 2.07% and 1.79% for the six months ended June 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of operating expenses to average net assets during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the TRS and the replacement of such financing arrangement with a revolving credit facility.

Net Investment Income

Our net investment income totaled $124,784 ($0.49 per share) and $51,415 ($0.25 per share) for the six months ended June 30, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, our ability to efficiently deploy capital following the closing of our public offering and the transition of our portfolio to higher yielding non-broadly syndicated assets.

Net Realized Gains or Losses

We sold investments and received principal repayments of $521,758 and $784,572, respectively, during the six months ended June 30, 2013, from which we realized a net gain of $30,618. We also realized a net loss of $102 from settlements on foreign currency during the six months ended June 30, 2013. We sold investments and received principal repayments of $257,956 and $269,132, respectively, during the six months ended June 30, 2012, from which we realized a net gain of $4,594. We also earned $9,867 from periodic net settlement payments on our TRS and realized a net gain of $13 from settlements on foreign currency during the six months ended June 30, 2012.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(25,980) and the net change in unrealized gain (loss) on foreign currency totaled $95. For the six months ended June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $56,879, the net change in unrealized appreciation (depreciation) on our TRS was $4,449 and the net change in unrealized gain (loss) on foreign currency totaled $261. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2013 was primarily driven by a general widening of credit spreads in the second quarter of 2013. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2012 was primarily driven by a general strengthening of the credit markets during the first quarter of 2012.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2013, the net increase in net assets resulting from operations was $129,415 ($0.52 per share) compared to a net increase in net assets resulting from operations of $127,478 ($0.62 per share) during the six months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2013, we had $380,252 in cash, which we held in a custodial account, and $191,662 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of June 30, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$497,682	$52,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$240,000	$—	December 22, 2013
JPM Facility	Repurchase	3.25%	$811,917	$138,083	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$248,739	$1,261	May 17, 2017

During the six months ended June 30, 2013, we issued 5,260,004 shares of our common stock for gross proceeds of $53,157 at an average price per share of $10.11 pursuant to our distribution reinvestment plan.

During the six months ended June 30, 2012, we sold 87,375,008 shares of our common stock for gross proceeds of $926,281 at an average price per share of $10.60. The gross proceeds received during the six months ended June 30, 2012 include reinvested stockholder distributions of $39,906, for which we issued 4,134,389 shares of common stock. During the six months ended June 30, 2012, we also incurred offering costs of $3,234 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $83,061 for the six months ended June 30, 2012. These sales commissions and fees include $15,842 retained by the dealer manager, FS2, which is one of our affiliates.

As of August 13, 2013, we have sold 261,530,473 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $2,745,066, including approximately $1,000 contributed by the principals of FB Advisor in February 2008.

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

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases pursuant to our share repurchase program during the six months ended June 30, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.10	$10,637

On July 1, 2013, we repurchased 749,224 shares (representing 100% of shares of common stock tendered for repurchase) at $10.20 per share for aggregate consideration totaling $7,642.

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

As of June 30, 2013 and December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2013, $3,205 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.05% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. We recorded interest expense of $2,722 and $6,060, respectively, for the three and six months ended June 30, 2013, of which $369 and $734, respectively, related to the amortization of deferred financing costs and $67 and $132, respectively, related to commitment fees on the unused portion of the credit facility. We paid $6,871 in interest expense during the six months ended June 30, 2013. The average borrowings under the Arch Street credit facility for the six months ended June 30, 2013 were $497,682, with a weighted average interest rate (including the effect of the non-usage fees) of 2.13%.

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

As of June 30, 2013 and December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2013, all of such deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.77% per annum as of June 30, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $1,071 and $2,006 for the three months ended June 30, 2013 and 2012, respectively, of which $0 and $237, respectively, related to the amortization of deferred financing costs. We recorded interest expense of $2,367 and $4,430 for the six months ended June 30, 2013 and 2012, respectively, of which $225 and $431, respectively, related to the amortization of deferred financing costs. We paid $2,165 and $4,270 in interest expense for the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the credit facility for the six months ended June 30, 2013 and 2012 were $240,000 and $357,166, respectively, with a weighted average interest rate of 1.78% and 2.26%, respectively.

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

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of assets expected to be held by Locust Street when the financing arrangement, as amended, is fully-ramped was increased from $1,320,000 to $1,791,500.

The assets held by Locust Street secure the obligations of Locust Street under the Class A Floating Rate Notes to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time was increased from $840,000 to $1,140,000 and the stated maturity date of the Class A Notes was changed from October 15, 2023 to April 15, 2024. All principal and interest on the Class A Notes will be due and payable on the stated maturity date. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

In connection with the increase in the amount available under the debt financing arrangement, Race Street entered into an amendment to the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility was increased from $840,000 to $1,140,000 in connection with the April 2013 amendment. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility was increased from $700,000 to $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of assets expected to be held by Race Street when the financing arrangement, as amended, is fully-ramped, was increased from $600,000 to $814,000. The assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of June 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $974,300 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $811,917 and $676,667, respectively. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2013 and December 31, 2012, Race Street’s liability under the JPM Facility was $811,917 and $676,667, respectively, plus $5,158 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

As of June 30, 2013 and December 31, 2012, the fair value of assets held by Locust Street was $1,507,310 and $1,307,933, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of June 30, 2013 and December 31, 2012, the fair value of assets held by Race Street was $812,538 and $598,528, respectively.

We had incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of June 30, 2013, $227 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of June 30, 2013. We recorded interest expense of $6,061 and $3,250 for the three months ended June 30, 2013 and 2012, respectively, of which $19 and $26, respectively, related to the amortization of deferred financing costs. We recorded interest expense of $11,713 and $6,007 for the six months ended June 30, 2013 and 2012, respectively, of which $52 and $53, respectively, related to the amortization of deferred financing costs. We paid $10,801 and $4,501 in interest expense during the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the JPM Facility for the six months ended June 30, 2013 and 2012 were $713,627 and $341,667, respectively, with a weighted average interest rate of 3.25% and 3.77%, respectively.

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

As of June 30, 2013 and December 31, 2012, $248,739 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2013, $2,915 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.84% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. We recorded interest expense of $2,022 and $90 for the three months ended June 30, 2013 and 2012, respectively, of which $195 and $88, respectively, related to the amortization of deferred financing costs and $4 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We recorded interest expense of $3,872 and $90 for the six months ended June 30, 2013 and 2012, respectively, of which $377 and $88, respectively, related to the amortization of deferred financing costs and $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We paid $3,308 and $0 in interest expense during the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the Walnut Street credit facility for the six months ended June 30, 2013 and 2012 were $242,709 and $88, respectively, with a weighted average interest rate (including the effect of non-usage fees) of 2.87% and 2.71%, respectively.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2013 or 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111

On June 25, 2013, our board of directors increased the amount of the regular monthly cash distribution payable to stockholders of record from $0.0675 per share to $0.06975 per share in order to increase our annual distribution rate from 7.5% to 7.75% (based on our last public offering price of $10.80 per share), commencing with the regular monthly cash distribution paid in June 2013. Also on June 25, 2013, our board of directors declared a regular monthly cash distribution of $0.06975 per share, which was paid on July 31, 2013 to stockholders of record on July 30, 2013. On August 7, 2013, our board of directors declared a regular monthly cash distribution of $0.06975 per share, which will be paid on August 30, 2013 to stockholders of record on August 29, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	75,246	73%	79,712	95%
Capital gains proceeds from the sale of assets	28,049	27%	4,607	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$103,295	100%	$84,319	100%

(1)	During the six months ended June 30, 2013 and 2012, 89% and 93%, respectively, of our gross investment income was attributable to cash interest earned and 11% and 7%, respectively, was attributable to non-cash accretion of discount and PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2013 and 2012 was $124,885 and $78,011, respectively. As of June 30, 2013 and December 31, 2012, we had $102,649 and $53,010, respectively, of undistributed net investment income on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding stock distributions declared on our common stock and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2013 and 2012.

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

Our investments as of June 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-five senior secured loan investments, one senior secured bond investment and five subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-one senior secured loan investments, one senior secured bond investment and seven subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly-issued and purchased near December 31, 2012, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is

“more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2013 and 2012, we incurred $22,615 and $15,345, respectively, in base management fees and $1,355 and $1,431, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2013 and 2012, we incurred $44,821 and $27,549, respectively, in base management fees and $2,791 and $2,334, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended June 30, 2013, we accrued a subordinated incentive fee on income of $17,167 based upon the performance of our portfolio. During the six months ended June 30, 2013, we accrued a subordinated incentive fee on income of $31,395 based upon the performance of our portfolio. During the six months ended June 30, 2013, we paid FB Advisor $27,621 in subordinated incentive fees on income. As of June 30, 2013, a subordinated incentive fee on income of $17,167 was payable to FB Advisor. During the three months ended June 30, 2013, we reversed $5,423 of capital gains incentive fees previously accrued and, during the three months ended June 30, 2012, we accrued capital gains incentive fees of $1,698, in each case based on the performance of our portfolio. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $927 and $16,499, respectively, based on the performance of our portfolio, of which $122 and $15,972, respectively, was based on unrealized gains and $805 and $527, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, we had accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. We paid FB Advisor $11,791 in capital gains incentive fees during the six months ended June 30, 2013. As of June 30, 2013, we had accrued $28,887 in capital gains incentive fees, of which only $805 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility at June 30, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$497,682	—	$497,682	—	—
Borrowings of Broad Street(2)	$240,000	$240,000	—	—	—
Borrowings of Race Street(3)	$811,917	$811,917	—	—	—
Borrowings of Walnut Street(4)	$248,739	—	—	$248,739	—

(1)	At June 30, 2013, $52,318 remained unused under the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

(2)	At June 30, 2013, no amounts remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 22, 2013.

(3)	At June 30, 2013, $138,083 remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of June 30, 2013, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	At June 30, 2013, $1,261 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. We did not pay any reimbursements under this arrangement during the six months ended June 30, 2013 or 2012.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under our dealer manager agreement with FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the six months ended June 30, 2013 and 2012:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,615	$15,345	$44,821	$27,549
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(5,423)	$1,698	$927	$16,499
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$17,167	$—	$31,395	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,355	$1,431	$2,791	$2,334
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$8,059	$—	$15,842

(1)	During the six months ended June 30, 2013 and 2012, $43,690 and $21,736, respectively, in base management fees were paid to FB Advisor.

(2)	During the three months ended June 30, 2013, we reversed $5,423 of capital gains incentive fees previously accrued and, during the three months ended June 30, 2012, we accrued capital gains incentive fees of $1,698, in each case based on the performance of our portfolio. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $927 and $16,499, respectively, based on the performance of our portfolio, of which $122 and $15,972, respectively, was based on unrealized gains and $805 and $527, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, we had accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. We paid FB Advisor $11,791 in capital gains incentive fees during the six months ended June 30, 2013.

(3)	During the six months ended June 30, 2013, we paid $27,621 of subordinated incentive fees on income to FB Advisor. As of June 30, 2013, a subordinated incentive fee on income of $17,167 was payable to FB Advisor.

(4)	During the six months ended June 30, 2013 and 2012, $2,545 and $2,091, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $2,706 and $1,654, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2013 and 2012.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker dealers.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FB Advisor, including FS Investment Corporation II and FS Energy and Power Fund and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the six months ended June 30, 2013 and 2012, no such reimbursements were required from Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, 73.0% of our portfolio investments (based on fair value) paid variable interest rates, 23.8% paid fixed interest rates, 2.0% were income producing preferred equity investments, and the remainder (1.2%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$(1,463)	$(2,400)	$937	0.3%
Current LIBOR	—	—	—	—
Up 100 basis points	6,154	8,000	(1,846)	(0.5)%
Up 300 basis points	58,198	24,000	34,198	9.4%
Up 500 basis points	112,299	40,000	72,299	19.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2013 and 2012, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended June 30, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	1,053,119	$10.10	1,053,119	(1)
May 1 to May 31, 2013	—	—	—	—
June 1 to June 30, 2013	—	—	—	—

Total	1,053,119	$10.10	1,053,119	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.12	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.18	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.19	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.20	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.21	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.23	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.25	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.28	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.29	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.30	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.31	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.33	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.35	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.36	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.38	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.39	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.41	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.42	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.43	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.44	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.45	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.46	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.47	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.48	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.49	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.50	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.51	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.52	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.53	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)