Form 10-Q
period 2013-09-30
FS Investment CORP
filed 2013-11-14
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 257,448,160 shares of common stock outstanding as of October 29, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$4,132,160 and $3,825,244, respectively)	$4,200,801	$3,934,722
Cash	290,439	338,895
Receivable for investments sold and repaid	85,341	20,160
Interest receivable	51,075	44,711
Deferred financing costs	5,757	7,735
Prepaid expenses and other assets	172	530

Total assets	$4,633,585	$4,346,753

Liabilities
Payable for investments purchased	$44,648	$79,420
Credit facilities payable	986,421	973,046
Repurchase agreement payable(1)	906,083	676,667
Stockholder distributions payable	17,939	17,003
Management fees payable	22,808	21,507
Accrued capital gains incentive fees(2)	27,339	39,751
Subordinated income incentive fees payable(2)	16,555	13,393
Administrative services expense payable	1,361	947
Interest payable	10,545	10,242
Directors’ fees payable	229	—
Other accrued expenses and liabilities	1,967	3,039

Total liabilities	2,035,895	1,835,015

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 257,190,300 and 251,890,821 shares issued and outstanding, respectively	257	252
Capital in excess of par value	2,451,662	2,397,826
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(3)	5,014	—
Accumulated undistributed (distributions in excess of) net investment income(3)	72,116	4,307
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	68,641	109,353

Total stockholders’ equity	2,597,690	2,511,738

Total liabilities and stockholders’ equity	$4,633,585	$4,346,753

Net asset value per share of common stock at period end	$10.10	$9.97

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$109,886	$82,011	$317,603	$191,382
Fee income	11,975	2,004	30,181	6,166
Dividend income	1,446	—	9,916	56

Total investment income	123,307	84,015	357,700	197,604

Operating expenses
Management fees	22,720	19,021	67,541	46,570
Capitals gains incentive fees(1)	(1,548)	17,421	(621)	33,920
Subordinated income incentive fees(1)	16,555	—	47,950	—
Administrative services expenses	1,243	1,782	4,034	4,116
Stock transfer agent fees	610	910	2,400	2,731
Accounting and administrative fees	343	280	1,063	1,126
Interest expense	13,098	7,744	37,110	18,271
Directors’ fees	241	212	689	633
Other general and administrative expenses	2,273	1,889	4,978	4,066

Total operating expenses	55,535	49,259	165,144	111,433

Net investment income	67,772	34,756	192,556	86,171

Realized and unrealized gain/loss
Net realized gain (loss) on investments	6,602	10,259	37,220	14,853
Net realized gain (loss) on total return swap(2)	—	9,729	—	19,596
Net realized gain (loss) on foreign currency	70	521	(32)	534
Net change in unrealized appreciation (depreciation) on investments	(14,857)	69,216	(40,837)	126,095
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	(2,453)	—	1,996
Net change in unrealized gain (loss) on foreign currency	30	(261)	125	—

Total net realized and unrealized gain (loss) on investments	(8,155)	87,011	(3,524)	163,074

Net increase (decrease) in net assets resulting from operations	$59,617	$121,767	$189,032	$249,245

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.23	$0.49	$0.75	$1.13

Weighted average shares outstanding	256,108,444	248,310,640	254,322,277	219,768,484

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operations
Net investment income	$192,556	$86,171
Net realized gain (loss) on investments, total return swap and foreign currency(1)	37,188	34,983
Net change in unrealized appreciation (depreciation) on investments	(40,837)	126,095
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	1,996
Net change in unrealized gain (loss) on foreign currency	125	—

Net increase (decrease) in net assets resulting from operations	189,032	249,245

Stockholder distributions(2)
Distributions from net investment income	(124,747)	(128,781)
Distributions from net realized gain on investments	(32,174)	(18,296)

Net decrease in net assets resulting from stockholder distributions	(156,921)	(147,077)

Capital share transactions
Issuance of common stock	—	803,348
Reinvestment of stockholder distributions	80,950	72,417
Repurchases of common stock	(27,109)	(11,670)
Offering costs	—	(3,234)

Net increase in net assets resulting from capital share transactions	53,841	860,861

Total increase in net assets	85,952	963,029
Net assets at beginning of period	2,511,738	1,498,892

Net assets at end of period	$2,597,690	$2,461,921

Accumulated undistributed (distributions in excess of) net investment income(2)	$72,116	$(41,326)

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$189,032	$249,245
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,204,560)	(2,837,344)
Paid-in-kind interest	(5,437)	(2,432)
Proceeds from sales and repayments of investments	1,974,977	937,138
Net realized (gain) loss on investments	(37,220)	(14,853)
Net change in unrealized (appreciation) depreciation on investments	40,837	(126,095)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(1,996)
Accretion of discount	(34,676)	(12,674)
Amortization of deferred financing costs	1,978	1,192
(Increase) decrease in due from counterparty	—	69,684
(Increase) decrease in receivable for investments sold and repaid	(65,181)	(97,234)
(Increase) decrease in interest receivable	(6,364)	(31,302)
(Increase) decrease in receivable due on total return swap(1)	—	548
(Increase) decrease in prepaid expenses and other assets	358	250
Increase (decrease) in payable for investments purchased	(34,772)	134,273
Increase (decrease) in management fees payable	1,301	9,542
Increase (decrease) in accrued capital gains incentive fees	(12,412)	33,920
Increase (decrease) in subordinated income incentive fees payable	3,162	—
Increase (decrease) in administrative services expense payable	414	1,455
Increase (decrease) in interest payable	303	3,186
Increase (decrease) in directors’ fees payable	229	16
Increase (decrease) in other accrued expenses and liabilities	(1,072)	412

Net cash used in operating activities	(189,103)	(1,683,069)

Cash flows from financing activities
Issuance of common stock	—	803,348
Reinvestment of stockholder distributions	80,950	72,417
Repurchases of common stock	(27,109)	(11,670)
Offering costs	—	(3,234)
Stockholder distributions	(155,985)	(140,752)
Borrowings under credit facilities(2)	13,375	645,130
Borrowings under repurchase agreement(3)	229,416	307,381
Deferred financing costs paid	—	(9,088)

Net cash provided by financing activities	140,647	1,663,532

Total increase (decrease) in cash	(48,456)	(19,537)
Cash at beginning of period	338,895	210,714

Cash at end of period	$290,439	$191,177

Supplemental disclosure
Local and excise taxes paid	$1,298	$761

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2013 and 2012, the Company paid $17,844 and $6,104, respectively, in interest expense on the credit facilities.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2013 and 2012, the Company paid $16,985 and $7,789, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—82.7%
A.P. Plasman Inc.	(f)(h)(j)	Capital Goods	L+850	1.5%	12/29/16	$50,629	$49,913	$52,401
AccentCare, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,017	1,859	1,251
Alcatel-Lucent USA Inc.	(d)(e)(j)	Technology Hardware & Equipment	L+475	1.0%	1/30/19	8,159	8,121	8,232
Amaya Holdings Corp.	(d)(h)(j)	Consumer Services	L+775	1.3%	11/5/15	24,063	23,799	24,183
American Racing and Entertainment, LLC	(f)	Consumer Services	L+700		6/30/14	14,000	14,000	14,000
American Racing and Entertainment, LLC	(f)	Consumer Services	9.0%		6/30/14	7,750	7,750	7,808
Ardent Medical Services, Inc.	(d)(e)	Health Care Equipment & Services	L+525	1.5%	5/23/18	8,425	8,350	8,477
Aspect Software, Inc.	(d)	Software & Services	L+525	1.8%	5/6/16	6,518	6,376	6,545
Attachmate Corp.	(d)(e)	Software & Services	L+575	1.5%	11/22/17	10,617	10,450	10,657
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+550	1.3%	11/9/18	3,958	3,970	4,017
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	L+450		10/26/17	8,934	8,239	8,020
Avaya Inc.	(d)	Technology Hardware & Equipment	L+675	1.3%	3/31/18	14,870	14,938	14,119
Barrington Broadcasting Group LLC	(f)	Media	L+600	1.5%	6/14/17	2,323	2,275	2,325
BlackBrush TexStar L.P.	(d)(f)	Energy	L+650	1.3%	6/4/19	14,214	14,079	14,427
Boomerang Tube, LLC	(d)(h)	Energy	L+950	1.5%	10/11/17	19,122	18,631	18,644
Burleigh Point, Ltd.	(f)(g)(j)	Retailing	12.0%		12/31/13	112,000	109,998	114,106
Bushnell Inc.	(d)	Consumer Durables & Apparel	L+425	1.5%	8/24/15	7,581	7,403	7,602
Caesars Entertainment Operating Co.	(d)(e)(f)(j)	Consumer Services	L+425		1/26/18	19,302	17,057	17,213
Capital Vision Services, LLC	(f)(h)	Health Care Equipment & Services	L+725	1.3%	12/3/17	17,067	17,067	17,323
Capital Vision Services, LLC		Health Care Equipment & Services	1.0%		12/3/17	2,804	2,804	2,846
Cenveo Corp.	(d)	Commercial & Professional Services	L+500	1.3%	2/13/17	3,949	3,931	3,980
Citgo Petroleum Corp.	(e)(j)	Energy	L+600	2.0%	6/24/15	2,661	2,679	2,691
Citgo Petroleum Corp.	(e)(f)(j)	Energy	L+700	2.0%	6/23/17	7,593	7,579	7,764
Clear Channel Communications, Inc.	(d)(e)(f)	Media	L+365		1/29/16	19,927	16,786	18,824
Clover Technologies Group, LLC	(d)	Commercial & Professional Services	L+550	1.3%	5/7/18	6,359	6,329	6,365
Collective Brands, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	12,814	12,751	12,814
Corel Corp.	(d)(f)(h)(j)	Software & Services	L+825		6/7/19	118,500	118,500	119,685
Corel Corp.	(j)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(d)(f)(j)	Consumer Services	L+975	1.3%	11/2/19	24,000	23,566	24,600
CoSentry.Net, LLC	(g)(h)	Software & Services	L+800	1.3%	7/24/19	30,000	30,000	30,000
Crestwood Holdings LLC	(d)	Energy	L+600	1.0%	6/19/19	5,803	5,775	5,923
DAE Aviation Holdings, Inc.	(h)(j)	Capital Goods	L+500	1.3%	11/2/18	1,876	1,843	1,891
Dent Wizard International Corp.	(d)(f)(g)(h)	Commercial & Professional Services	L+800		4/25/19	138,542	137,250	138,542
Dent Wizard International Corp.		Commercial & Professional Services	L+425		4/25/19	15,000	15,000	15,000
Drumm Investors LLC	(d)	Health Care Equipment & Services	L+375	1.3%	5/4/18	2,920	2,822	2,805

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Eastman Kodak Co.	(d)(j)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	$10,882	$10,666	$10,825
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,946	3,353	3,706
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/29/18	15,740	15,678	15,478
ERC Ireland Holdings Ltd.	(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,269	11,186	15,224
FairPoint Communications, Inc.	(d)(e)	Telecommunication Services	L+625	1.3%	2/14/19	$21,766	21,564	21,967
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	38,393	37,622	39,256
Fleetgistics Holdings, Inc.	(f)	Transportation	L+588	2.0%	3/23/15	1,760	1,751	1,654
Florida Gaming Centers, Inc.	(f)	Consumer Services	16.5%		4/25/16	12,848	12,710	13,105
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,944	1,912	1,913
Gymboree Corp.	(d)	Consumer Durables & Apparel	L+350	1.5%	2/23/18	3,702	3,505	3,587
Halifax Media Holdings LLC	(f)(h)	Media	L+1050	0.8%	6/30/16	4,200	4,132	4,326
HBC Solutions, Inc.	(d)(f)(g)(h)	Media	L+875	1.5%	2/4/18	84,871	84,871	84,871
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	5,872	5,787	5,909
ILC Industries, LLC	(d)(h)	Capital Goods	L+650	1.5%	7/11/18	9,865	9,701	9,668
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	L+843	1.3%	6/27/18	170,000	170,000	170,000
Infiltrator Systems, Inc.		Capital Goods	Prime+625		6/27/18	30,000	30,000	30,000
Infogroup Inc.	(d)	Software & Services	L+600	1.5%	5/25/18	3,004	2,686	2,709
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,884	66,300
Intralinks, Inc.	(f)(j)	Software & Services	L+425	1.5%	6/15/14	1,025	976	1,025
inVentiv Health, Inc.	(d)	Health Care Equipment & Services	L+600	1.5%	8/4/16	1,066	1,008	1,034
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,707	2,669
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,447	11,076
Larchmont Resources, LLC	(d)	Energy	L+725	1.0%	8/7/19	11,115	11,006	11,129
Leading Edge Aviation Services, Inc.	(d)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	26,103	25,683	26,103
Leading Edge Aviation Services, Inc.	(g)	Capital Goods	L+850	1.5%	4/5/18	10,000	10,000	10,000
Leedsworld Inc.	(d)	Retailing	L+450	1.3%	6/27/19	9,791	9,697	9,754
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/3/16	4,109	4,077	3,636
McGraw-Hill Global Education Holdings, LLC	(d)(e)	Media	L+775	1.3%	3/22/19	20,729	20,146	21,014
MetoKote Corp.	(h)	Materials	L+800	1.3%	9/30/19	20,000	20,000	20,000
MetoKote Corp.		Materials	L+800	1.3%	9/30/19	3,810	3,810	3,810
Micronics, Inc.	(d)(h)	Capital Goods	L+800	1.3%	3/28/19	22,885	22,458	22,885
MMI International Ltd.	(d)(j)	Technology Hardware & Equipment	L+600	1.3%	11/2/18	10,891	10,580	10,564

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	$12,430	$12,217	$12,508
MModal Inc.	(d)	Health Care Equipment & Services	L+625	1.3%	8/15/19	7,182	7,065	7,015
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,022	2,996	3,032
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	9,040	8,886	9,097
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	4,942	4,942	5,000
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,740	4,749	4,764
NCO Group, Inc.	(e)(h)	Software & Services	L+675	1.3%	4/3/18	11,565	11,379	11,796
New HB Acquisition, LLC	(d)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,859	4,007
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(d)(f)	Energy	L+750	1.5%	9/14/18	9,273	9,200	9,412
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,066
Patheon Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,182	9,905	10,283
Pelican Products, Inc.	(d)	Capital Goods	L+550	1.5%	7/11/18	2,950	2,925	2,948
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,097	1,038	905
Protection One, Inc.	(d)	Consumer Services	L+325	1.0%	3/21/19	1,527	1,531	1,537
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,939	4,929	4,961
RBS Holding Co. LLC	(d)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,782	6,183	3,619
Reddy Ice Holdings, Inc.	(d)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,185	1,173	1,183
Roundy’s Supermarkets, Inc.	(d)(j)	Food & Staples Retailing	L+450	1.3%	2/13/19	2,754	2,640	2,704
Safariland, LLC	(d)(f)(h)	Capital Goods	L+800	1.3%	9/20/19	158,400	158,400	158,400
SESAC Holdings Inc.	(d)	Media	L+475	1.3%	2/7/19	3,503	3,471	3,527
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,576	33,495
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	11/30/18	8,558	8,482	8,697
Six3 Systems, Inc.	(d)	Software & Services	L+575	1.3%	10/4/19	4,639	4,599	4,732
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	58,713	58,125	59,593
Smile Brands Group Inc.	(d)(e)(h)	Health Care Equipment & Services	L+625	1.3%	8/15/19	30,550	29,873	30,178
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+825	1.3%	10/31/14	65,877	65,876	66,600
Sports Authority, Inc.	(d)(e)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,247	22,090	22,386
Stallion Oilfield Holdings, Inc.	(d)	Energy	L+675	1.3%	6/19/18	4,988	4,940	5,040
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,875	48,025	49,364
Technicolor SA	(d)(e)(j)	Media	L+600	1.3%	7/10/20	34,314	33,302	33,674
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,055	7,982	7,898
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,128	26,528	27,179
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	5/3/19	9,938	9,843	9,925

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	$6,656	$6,574	$6,687
Toys “R” Us-Delaware, Inc.	(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	1,524	1,529	1,486
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.3%	3/16/16	7,796	7,726	7,835
Tri-Northern Acquisition, Inc.	(f)(h)	Retailing	L+800	1.3%	7/1/19	54,863	54,863	54,863
Tri-Northern Acquisition, Inc.	(f)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	Prime+450		12/22/16	3,501	3,451	2,258
Vision Solutions, Inc.	(d)	Software & Services	L+450	1.5%	7/22/16	6,463	6,426	6,479
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	64,945	64,228	65,919
Willbros Group, Inc.	(h)(j)	Energy	L+975	1.3%	8/7/19	16,000	15,445	16,104

Total Senior Secured Loans—First Lien							2,190,843	2,221,812
Unfunded Loan Commitments							(72,743)	(72,743)

Net Senior Secured Loans—First Lien							2,118,100	2,149,069

Senior Secured Loans—Second Lien—35.2%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,235	23,007
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,071
Affordable Care, Inc.	(d)(e)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,471	40,000
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	2,012	1,994	2,034
American Energy—Utica, LLC	(f)	Energy	L+950	1.5%	9/30/18	75,000	75,000	75,000
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,281	16,968
Attachmate Corp.	(e)(f)	Software & Services	L+950	1.5%	11/22/18	28,218	27,466	27,913
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,931	52,884
BJ’s Wholesale Club, Inc.	(e)(f)	Food & Staples Retailing	L+850	1.3%	3/26/20	8,298	8,223	8,492
Blackboard Inc.	(f)(g)	Software & Services	L+1000	1.5%	4/4/19	22,000	20,262	22,660
Brand Energy & Infrastructure Services, Inc.	(e)(g)	Energy	L+975	1.3%	10/23/19	36,000	34,613	36,930
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,799	11,348
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	7,756	7,673	7,882
Camp International Holding Co.	(d)	Capital Goods	L+875	1.3%	11/29/19	6,207	6,099	6,351
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,787	5,680	5,917
Consolidated Precision Products Corp.	(d)(e)(h)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,857	15,516
Crossmark Holdings, Inc.	(e)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,705	7,778
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,820	57,716
Eastman Kodak Co.	(f)(j)	Consumer Durables & Apparel	L+950	1.3%	7/31/20	50,000	48,761	50,719
EZE Software Group LLC	(e)	Software & Services	L+750	1.3%	2/22/21	2,381	2,359	2,420

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	$2,000	$1,993	$1,943
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	6/14/19	27,976	27,057	26,297
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,623	44,278
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	21,769	21,570	22,599
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/19/20	9,375	9,245	9,516
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+900	1.3%	7/31/20	105,000	105,000	106,575
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	24,107	24,293
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,551	6,700
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,244	50,000
Quikrete Holdings, Inc.	(f)(i)	Capital Goods	L+600	1.0%	3/26/21	3,922	3,882	4,002
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/8/20	11,324	11,215	11,607
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,577	8,427
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,959	3,075
Smart & Final Inc.	(g)	Food & Staples Retailing	L+925	1.3%	11/16/20	4,595	4,466	4,679
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,146	23,618
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,606	35,798
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,261	7,263
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,709	15,054
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	7,000	6,874	7,059
WildHorse Resources, LLC		Energy	L+625	1.3%	12/13/18	15,407	15,112	15,214

Total Senior Secured Loans—Second Lien							895,270	914,603

Senior Secured Bonds—14.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,850	64,763
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	29,934	23,357
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,000
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	21,955	22,031
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	4,850
Caesars Entertainment Resort Properties, LLC	(e)(f)(i)(j)	Consumer Services	11.0%		10/1/21	35,000	35,000	35,000
Chassix, Inc.	(e)	Automobiles & Components	9.3%		8/1/18	5,000	5,070	5,313
Chester Downs & Marina, LLC	(e)	Consumer Services	9.3%		2/1/20	3,750	3,781	3,761
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	2,073	1,843	2,049
Edgen Murray Corp.	(e)(j)	Capital Goods	8.8%		11/1/20	1,400	1,391	1,428
Energy Future Intermediate Holding Co. LLC	(f)	Utilities	11.8%		3/1/22	14,250	14,657	16,102

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
FairPoint Communications, Inc.	(e)(f)	Telecommunication Services	8.8%		8/15/19	$22,750	$22,750	$23,033
Global A&T Electronics Ltd.	(e)(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,772
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,116	14,370
JW Aluminum Co.	(f)	Materials	11.5%		11/15/17	20,000	19,676	20,125
KeHE Distributors, LLC	(e)	Food, Beverage & Tobacco	7.6%		8/15/21	6,200	6,200	6,355
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,129	12,954
Logan’s Roadhouse Inc.	(e)	Consumer Services	10.8%		10/15/17	3,994	3,775	3,696
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,619	7,848
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,223
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	35,366	28,280
Speedy Cash Intermediate Holdings Corp.	(e)(f)	Diversified Financials	10.8%		5/15/18	19,000	19,310	19,924
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,274
Texas Competitive Electric Holdings Co. LLC	(f)	Utilities	11.5%		10/1/20	10,000	9,921	6,969
Titlemax, Inc.	(d)(e)	Diversified Financials	8.5%		9/5/18	15,000	15,000	15,713
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	23,552	19,433	23,743

Total Senior Secured Bonds							399,126	379,933

Subordinated Debt—18.5%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	16,700	16,573	17,744
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,618	15,713
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,108	11,381
BMC Software Finance, Inc.	(e)	Software & Services	8.1%		7/15/21	6,500	6,500	6,784
Comstock Resources, Inc.	(e)(f)(j)	Energy	9.5%		6/15/20	21,000	20,121	22,926
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	25,000	25,000	24,847
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,502	5,200
Entercom Radio, LLC	(e)(j)	Media	10.5%		12/1/19	13,500	13,369	15,323
Flanders Corp.	(f)(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	15,832	15,667	16,248
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,193	2,039	2,197
Hub International Ltd.	(e)(i)	Insurance	7.9%		10/1/21	2,250	2,250	2,256
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,964	10,550
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	24,700	23,559	25,935
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	32,500	31,850	31,850
MModal Inc.	(e)(g)	Health Care Equipment & Services	10.8%		8/15/20	2,418	2,373	1,934
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,357

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Mood Media Corp.	(e)(f)(g)(i)(j)	Media	9.3%		10/15/20	$25,400	$25,293	$21,717
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,209	3,327
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	8,500	8,594	8,764
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	10,900	10,900	11,012
Samson Investment Co.	(e)(f)	Energy	9.8%		2/15/20	19,420	19,614	20,701
SandRidge Energy, Inc.	(e)(j)	Energy	8.1%		10/15/22	7,000	7,000	7,132
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,792	15,539	16,108
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,811
Symmetry Medical Inc.	(g)(j)	Health Care Equipment & Services	12.0%, 2.0% PIK		12/29/17	33,675	32,903	35,191
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK		5/3/20	130,373	130,373	129,721
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK		7/15/19	5,000	5,000	5,000

Total Subordinated Debt							475,168	479,729

Collateralized Securities—4.7%
ACASC 2013-2A B	(g)	Diversified Financials	12.6%		10/15/23	30,500	30,475	30,500
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,276	1,870
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,296	4,725
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,851	2,246
Carlyle Azure CLO Class Income	(j)	Diversified Financials	19.3%		5/27/20	28,000	11,646	14,818
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	21.4%		7/17/23	10,000	6,403	7,651
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,683	6,002
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	31.9%		10/25/21	10,000	4,159	7,693
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	33.7%		4/17/21	5,000	3,184	5,278
Wind River CLO Ltd. 2012-1A Class Subord. B	(j)	Diversified Financials	11.0%		1/15/24	42,504	39,883	41,434

Total Collateralized Securities							105,856	122,217

						Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—6.0%(k)
American Energy Ohio Holdings, LLC, Common Equity	(l)(m)	Energy				5,070,590	5,071	5,071
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy				15,128	1,087	2,702
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy				32,637	2,346	5,829
Burleigh Point, Ltd., Warrants	(j)(l)	Retailing				17,256,081	1,898	3,279
Eastman Kodak Co., Common Equity	(f)(j)(l)	Consumer Durables & Apparel				61,859	1,202	1,546

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
ERC Ireland Holdings Ltd., Common Equity	(j)(l)	Telecommunication Services	21,099	$—	$—
ERC Ireland Holdings Ltd., Warrants	(j)(l)	Telecommunication Services	4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods	5,000,000	5,000	9,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services	71	—	3,071
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services	226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media	26,984	3,051	3,206
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services	1,000,000	1,000	1,950
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,181	418	388
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,177	1,177	1,177
Micronics, Inc., Common Equity	(l)	Capital Goods	50,000	500	470
Micronics, Inc., Preferred Equity	(l)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy	283,947	11,180	3,155
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	54,495	61,505
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,939
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	4,665
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	20,547	20,327
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	473	846
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,661
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000,000	8,965	8,976
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	13	41
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,808
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	3,638	3,638

Total Equity/Other				138,640	155,250

TOTAL INVESTMENTS—161.7%				$4,132,160	4,200,801

LIABILITIES IN EXCESS OF OTHER ASSETS—(61.7%)					(1,603,111)

NET ASSETS—100%					$2,597,690

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of September 30, 2013.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2013, 81.3% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Chrysler Group LLC	(d)(e)(f)(h)	Automobiles & Components	L+475	1.3%	5/24/17	$22,444	$21,726	$22,952
Citgo Petroleum Corp.	(e)(j)	Energy	L+600	2.0%	6/24/15	3,036	3,066	3,062
Citgo Petroleum Corp.	(e)(f)(j)	Energy	L+700	2.0%	6/23/17	7,661	7,643	7,779
Clear Channel Communications, Inc.	(d)(e)(f)(i)	Media	L+365		1/29/16	27,557	22,354	22,842
Collective Brands, Inc.	(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	10,820	10,662	10,968
CompuCom Systems, Inc.	(d)	Software & Services	L+525	1.3%	10/4/18	3,448	3,415	3,472
The Container Store, Inc.	(d)(e)	Consumer Durables & Apparel	L+500	1.3%	4/5/19	13,065	13,001	13,187
Corel Corp.	(d)(j)	Software & Services	L+700		5/2/14	9,400	9,352	9,447
Corner Investment PropCo, LLC	(d)(f)(j)	Consumer Services	L+975	1.3%	11/1/19	24,000	23,532	23,730
Crestwood Holdings LLC	(f)	Energy	L+825	1.5%	3/26/18	16,689	16,603	17,050
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	10/29/18	6,825	6,690	6,927
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	3,094	3,033	3,140
Del Monte Foods Co.	(d)	Food, Beverage & Tobacco	L+300	1.5%	3/8/18	2,876	2,832	2,886
Drumm Investors LLC	(d)(f)	Health Care Equipment & Services	L+375	1.3%	5/4/18	8,542	8,021	8,037
Dynegy Inc.	(f)	Energy	L+775	1.5%	8/5/16	6,096	6,225	6,393
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+750	1.0%	7/19/13	7,232	7,181	7,252
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,978	3,233	3,257
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/29/18	15,870	15,796	13,271
Electrical Components International, Inc.	(f)	Capital Goods	L+525	1.5%	2/4/16	235	218	236
Electrical Components International, Inc.	(g)	Capital Goods	L+525	1.5%	2/4/17	3,573	3,295	3,582
EquiPower Resources Holdings, LLC	(d)	Utilities	L+425	1.3%	12/21/18	4,975	4,996	5,054
ERC Ireland Holdings Ltd.	(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,173	10,733	11,896
Fairway Group Acquisition Co.	(d)(f)(h)	Food & Staples Retailing	L+675	1.5%	8/17/18	$25,325	25,037	25,578
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/16/18	38,993	38,104	39,188
Fleetgistics Holdings, Inc.	(f)	Transportation	L+588	2.0%	3/23/15	2,026	2,011	1,783
Flexera Software, Inc.	(d)	Software & Services	L+625	1.3%	9/29/17	2,925	2,923	2,948
Florida Gaming Centers, Inc.	(f)	Consumer Services	15.8%		4/25/16	12,517	12,343	12,455
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,990	1,952	1,992
FREIF North American Power I LLC	(d)	Energy	L+450	1.5%	3/29/19	3,073	3,080	3,111
FREIF North American Power I LLC	(d)	Energy	L+450	1.5%	3/29/19	880	882	891
Generac Power Systems, Inc.	(d)(j)	Capital Goods	L+500	1.3%	5/30/18	3,563	3,630	3,653
Generic Drug Holdings, Inc.	(d)	Retailing	L+475	1.3%	9/28/19	2,728	2,701	2,753
Genesys Telecom Holdings, U.S., Inc.	(d)	Telecommunication Services	L+525	1.5%	1/31/19	1,711	1,724	1,730
Gymboree Corp.	(d)	Consumer Durables & Apparel	L+350	1.5%	2/23/18	3,702	3,477	3,420

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Halifax Media Holdings LLC	(f)(h)	Media	L+1050	0.8%	6/30/16	$16,068	$15,748	$15,907
Hamilton Lane Advisors, LLC	(d)	Diversified Financials	L+500	1.5%	2/23/18	2,730	2,717	2,750
Harbor Freight Tools USA, Inc.	(d)	Consumer Durables & Apparel	L+425	1.3%	11/14/17	4,365	4,364	4,424
HarbourVest Partners L.P.	(d)	Diversified Financials	L+375	1.0%	11/21/17	5,752	5,724	5,781
Harland Clarke Holdings Corp.	(f)	Commercial & Professional Services	L+250		6/30/14	6,334	5,741	6,135
Hawaiian Telcom Communications, Inc.	(d)(f)(h)	Telecommunication Services	L+575	1.3%	2/28/17	16,979	16,864	17,335
Hupah Finance Inc.	(d)(e)	Capital Goods	L+500	1.3%	1/21/19	11,333	11,275	11,475
Hyland Software, Inc.	(d)	Software & Services	L+425	1.3%	10/25/19	4,918	4,918	4,939
IASIS Healthcare LLC	(d)	Health Care Equipment & Services	L+375	1.3%	5/3/18	1,453	1,427	1,459
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	1.3%	9/18/17	3,967	3,948	3,992
ILC Industries, LLC	(d)(h)	Capital Goods	L+600	1.5%	7/11/18	10,131	9,941	10,038
Immucor, Inc.	(d)	Health Care Equipment & Services	L+450	1.3%	8/17/18	3,873	3,882	3,929
INC Research, LLC	(d)(f)	Health Care Equipment & Services	L+575	1.3%	7/12/18	16,788	16,522	16,913
INEOS Finance Plc	(d)(e)(f)(j)	Materials	L+525	1.3%	5/4/18	18,914	18,713	19,145
Infogroup Inc.	(d)	Software & Services	L+425	1.5%	5/25/18	3,338	2,940	3,004
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,736	65,000
Intelsat Jackson Holdings SA	(d)(j)	Telecommunication Services	L+325	1.3%	4/2/18	2,963	2,962	2,993
Intralinks, Inc.	(f)(j)	Software & Services	L+425	1.5%	6/15/14	1,033	938	1,034
inVentiv Health, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	8/4/16	1,066	997	1,040
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+525	1.5%	5/15/18	2,725	2,704	2,671
Ipreo Holdings LLC	(d)(f)	Software & Services	L+525	1.3%	8/7/17	8,968	8,861	9,024
Jason Inc. (TLA)	(g)	Capital Goods	L+625	2.0%	9/21/14	2,403	2,395	2,399
Jason Inc. (TLB)	(g)	Capital Goods	L+625	2.0%	9/21/14	971	968	973
JHCI Acquisition, Inc.	(d)	Transportation	L+250		6/19/14	2,304	2,192	2,070
KIK Custom Products Inc.	(e)(j)	Household & Personal Products	L+225		6/2/14	10,274	9,693	9,657
Kronos Inc.	(d)	Commercial & Professional Services	L+425	1.3%	10/25/19	4,500	4,478	4,560
La Paloma Generating Co., LLC	(e)(f)	Energy	L+550	1.5%	8/25/17	8,697	8,445	8,686
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,241	11,076
Leading Edge Aviation Services, Inc.	(d)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	36,301	35,651	35,212
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/3/16	5,169	5,117	5,159
MMM Holdings, Inc.		Health Care Equipment & Services	L+825	1.5%	12/12/17	13,509	13,240	13,527
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,045	3,016	3,054
MSO of Puerto Rico, Inc.		Health Care Equipment & Services	L+825	1.5%	12/12/17	9,825	9,629	9,838
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,980	7,980	7,985

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	$4,764	$4,774	$4,835
Natural Products Group, LLC	(g)	Household & Personal Products	Prime+600	4.0%	3/5/15	1,325	1,266	1,272
Navistar, Inc.	(d)(f)(h)(j)	Capital Goods	L+550	1.5%	8/17/17	20,944	20,891	21,082
NCI Building Systems, Inc.	(d)(e)(g)(h)(j)	Capital Goods	L+675	1.3%	5/2/18	31,573	30,815	31,635
NCO Group, Inc.	(e)(h)	Software & Services	L+675	1.3%	4/3/18	19,807	19,448	19,900
Nexeo Solutions, LLC		Capital Goods	L+350	1.5%	9/7/17	3,990	3,912	3,926
NSH Merger Sub, Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.8%	2/2/17	19,042	18,869	18,613
Nuveen Investments, Inc.	(d)	Diversified Financials	L+550		5/13/17	9,000	9,004	9,055
NXP BV	(d)(j)	Semiconductors & Semiconductor Equipment	L+425	1.3%	3/3/17	2,351	2,375	2,402
On Assignment, Inc.	(d)(j)	Commercial & Professional Services	L+375	1.3%	5/15/19	2,992	2,976	3,033
Onex Carestream Finance L.P.	(d)(j)	Health Care Equipment & Services	L+350	1.5%	2/25/17	1,419	1,383	1,416
Orbitz Worldwide, Inc.	(d)(j)	Retailing	L+300		7/25/14	4,216	4,058	4,056
Ozburn-Hessey Holding Co., LLC	(d)(f)	Transportation	L+625	2.0%	4/8/16	5,650	5,446	5,650
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	9,273	9,192	9,435
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,045
Party City Holdings Inc.	(d)(e)(f)	Retailing	L+450	1.3%	7/26/19	16,593	16,513	16,809
Patheon Inc.	(d)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,259	9,951	10,259
Pelican Products, Inc.	(d)	Capital Goods	L+550	1.5%	7/11/18	2,972	2,944	2,954
Peninsula Gaming LLC	(f)(j)	Consumer Services	L+450	1.3%	8/3/17	4,605	4,562	4,671
Pharmaceutical Product Development, Inc.	(d)	Health Care Equipment & Services	L+500	1.3%	12/5/18	8,967	8,890	9,126
Pharmaceutical Research Associates, Inc.	(d)(i)	Health Care Equipment & Services	L+525	1.3%	11/27/18	5,833	5,775	5,841
PL Propylene LLC	(d)(j)	Materials	L+575	1.3%	3/23/17	6,833	6,714	6,944
Presidio, Inc.	(d)(f)(g)(h)	Software & Services	L+450	1.3%	3/31/17	15,302	15,231	15,455
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,113	1,022	990
Property Data (U.S.) I, Inc.	(f)	Software & Services	L+550	1.5%	1/4/17	4,295	4,251	4,303
Protection One, Inc.	(d)	Consumer Services	L+450	1.3%	3/21/19	2,544	2,551	2,580
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,976	4,965	4,989
RBS Holding Co. LLC	(d)	Commercial & Professional Services	Prime+600		3/23/17	9,825	6,065	3,635
RBS Worldpay, Inc.	(d)	Software & Services	L+400	1.3%	11/30/17	1,522	1,524	1,534
Remy International, Inc.	(d)(j)	Automobiles & Components	L+450	1.8%	12/16/16	1,923	1,861	1,940
Reynolds Group Holdings, Inc.	(d)(j)	Consumer Durables & Apparel	L+375	1.0%	9/28/18	4,293	4,293	4,349
Rocket Software, Inc.	(d)	Software & Services	L+450	1.3%	2/8/18	6,630	6,636	6,673
Roundy’s Supermarkets, Inc.	(d)(j)	Food & Staples Retailing	L+450	1.3%	2/13/19	2,776	2,648	2,619
Sabre Inc.	(d)	Consumer Services	L+575		12/29/17	1,487	1,471	1,500

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sabre Inc.	(e)	Consumer Services	L+600	1.3%	12/29/17	$4,978	$4,931	$5,052
Safariland, LLC	(d)(f)(h)	Capital Goods	L+925	1.5%	7/27/18	45,243	44,392	46,601
Sagittarius Restaurants LLC	(d)(f)	Consumer Services	L+550	2.0%	5/18/15	6,530	6,497	6,505
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,524	33,000
Sheridan Production Co., LLC	(e)	Energy	L+375	1.3%	9/14/19	5,224	5,173	5,279
Shield Finance Co. Sarl	(f)(j)	Software & Services	L+525	1.3%	5/10/19	10,974	10,822	11,002
Sirius Computer Solutions, Inc.	(d)(i)	Software & Services	L+575	1.3%	11/30/18	9,808	9,710	9,900
Sitel, LLC	(e)	Telecommunication Services	L+675		1/30/17	5,966	5,743	5,951
Six3 Systems, Inc.	(d)	Software & Services	L+575	1.3%	10/4/19	4,674	4,629	4,674
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	61,000	60,288	61,000
Smile Brands Group Inc.	(d)(e)	Health Care Equipment & Services	L+525	1.8%	12/21/17	13,717	13,308	12,962
Sophia, L.P.	(d)(e)(f)	Software & Services	L+500	1.3%	7/19/18	13,966	13,880	14,165
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+400	2.0%	8/16/13	50,402	49,586	49,609
Spansion LLC	(e)(j)	Semiconductors & Semiconductor Equipment	L+350	1.3%	2/9/15	6,369	6,285	6,418
Sports Authority, Inc.	(d)(e)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,418	22,234	22,615
Sprouts Farmers Markets Holdings, LLC		Food & Staples Retailing	L+475		4/18/16	5,250	5,250	5,001
Sprouts Farmers Markets Holdings, LLC	(d)	Food & Staples Retailing	L+475	1.3%	4/18/18	4,803	4,746	4,861
SRA International, Inc.	(d)(e)(f)	Software & Services	L+525	1.3%	7/20/18	21,624	20,910	20,489
Star West Generation LLC	(d)	Energy	L+450	1.5%	5/17/18	5,923	5,860	5,949
Surgery Center Holdings, Inc.	(d)(f)(h)	Health Care Equipment & Services	L+500	1.5%	2/6/17	14,693	14,473	14,620
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	50,000	49,022	50,000
Technicolor SA	(j)	Media	EURIBOR+500	2.0%	5/26/16	€2,345	2,770	3,080
Technicolor SA	(j)	Media	EURIBOR+600	2.0%	5/26/17	€6,279	7,402	8,249
Technicolor SA	(g)(j)	Media	L+500	2.0%	5/26/16	$1,659	1,507	1,651
Technicolor SA	(g)(j)	Media	L+600	2.0%	5/26/17	4,376	3,967	4,357
Texas Competitive Electric Holdings Co. LLC	(d)(e)(f)(g)(i)	Utilities	L+350		10/10/14	76,891	56,163	58,221
Texas Competitive Electric Holdings Co. LLC	(g)	Utilities	L+450		10/10/17	38,867	26,875	25,992
TI Group Automotive Systems, LLC	(d)(e)(j)	Capital Goods	L+550	1.3%	3/14/18	8,956	8,709	9,045
Titlemax, Inc.	(f)(h)	Diversified Financials	L+850	1.5%	6/15/15	25,000	24,790	25,500
Total Safety U.S., Inc.	(d)(f)	Energy	L+625	1.3%	10/31/17	9,900	9,667	10,032
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,928	6,830	6,945
Toys “R” Us-Delaware, Inc.	(d)(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	3,842	3,843	3,729
TravelCLICK, Inc.	(d)	Consumer Services	L+500	1.5%	3/16/16	7,836	7,746	7,836
Travelport LLC	(e)(f)(g)	Consumer Services	L+475		8/21/15	15,682	14,327	15,143

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
U.S. Security Associates Holdings, Inc.	(d)	Commercial & Professional Services	L+475	1.3%	7/28/17	$3,959	$3,958	$3,985
Unifrax I LLC	(e)(f)	Capital Goods	L+500	1.5%	11/28/18	13,958	13,707	14,145
United Surgical Partners International Inc.	(d)	Health Care Equipment & Services	L+475	1.3%	4/3/19	4,374	4,372	4,418
Univar Inc.	(e)	Materials	L+350	1.5%	6/30/17	6,509	6,509	6,500
Univision Communications Inc.	(e)(f)	Media	L+425		3/31/17	9,593	8,591	9,454
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	Prime+450		12/22/16	3,528	3,468	3,105
Vision Solutions, Inc.	(d)	Software & Services	L+450	1.5%	7/22/16	6,800	6,753	6,787
VPG Group Holdings LLC	(f)(h)	Materials	L+900	1.0%	10/4/16	55,055	54,173	55,056
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+450	1.3%	10/24/19	5,000	4,926	5,013
WASH Multifamily Laundry Systems, LLC	(g)	Commercial & Professional Services	Prime+375		8/28/14	3,830	3,803	3,825
West Corp.	(d)	Software & Services	L+450	1.3%	6/29/18	7,297	7,245	7,422
Wide OpenWest Finance, LLC	(d)	Media	L+500	1.3%	7/17/18	6,219	6,211	6,299
Willbros United States Holdings, Inc.	(h)(j)	Energy	L+750	2.0%	6/30/14	6,705	6,635	6,721
WireCo WorldGroup Inc.	(d)	Capital Goods	L+475	1.3%	2/15/17	3,558	3,554	3,638
Woodstream Corp.	(f)	Household & Personal Products	L+350		8/31/14	705	665	673
Woodstream Corp.	(g)	Household & Personal Products	Prime+375		8/31/14	1,530	1,508	1,522

Total Senior Secured Loans—First Lien							1,929,800	1,959,963
Unfunded Loan Commitments							(14,804)	(14,804)

Net Senior Secured Loans—First Lien							1,914,996	1,945,159

Senior Secured Loans—Second Lien—30.4%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	25,556	25,133	26,075
Advantage Sales & Marketing Inc.	(e)(f)	Commercial & Professional Services	L+775	1.5%	6/18/18	20,314	20,363	20,466
Affordable Care, Inc.	(d)(e)(f)(g)(h)	Health Care Equipment & Services	Prime+825		12/26/19	40,000	39,401	39,400
AlixPartners, LLP	(e)	Diversified Financials	L+925	1.5%	12/27/19	15,000	14,570	15,197
Alliance Laundry Systems LLC	(d)(e)	Capital Goods	L+825	1.3%	12/10/19	4,919	4,870	4,987
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/2/18	16,800	16,227	16,632
AssuraMed Holding, Inc.	(f)	Health Care Equipment & Services	L+800	1.3%	4/24/20	10,000	9,803	10,137
Asurion, LLC	(d)(e)	Insurance	L+750	1.5%	5/24/19	12,229	12,179	12,623
Attachmate Corp.	(e)(f)	Software & Services	L+950	1.5%	11/22/18	29,000	28,145	28,608
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+900	1.3%	4/30/19	52,885	51,845	52,224
BJ’s Wholesale Club, Inc.	(e)(f)	Food & Staples Retailing	L+850	1.3%	3/26/20	8,298	8,217	8,547
Blackboard Inc.	(f)(g)	Software & Services	L+1000	1.5%	4/4/19	22,000	20,107	21,197

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
BNY ConvergEx Group, LLC	(g)	Software & Services	L+700	1.8%	12/18/17	$9,000	$9,021	$8,533
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	17,391	16,731	17,652
Brock Holdings III, Inc.	(e)	Energy	L+825	1.8%	3/16/18	7,756	7,660	7,815
Camp International Holding Co.	(d)	Capital Goods	L+875	1.3%	11/29/19	6,207	6,090	6,340
Cannery Casino Resorts, LLC	(g)	Consumer Services	L+875	1.3%	10/2/19	12,000	11,767	11,470
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/20/20	5,787	5,673	5,827
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+850	1.5%	1/15/18	57,500	56,734	57,500
EquiPower Resources Holdings, LLC	(d)	Utilities	L+850	1.5%	6/21/19	7,000	6,868	7,204
FR Brand Acquisition Corp.	(e)(g)(i)	Energy	L+975	1.3%	10/23/19	36,000	34,475	35,580
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	7,000	6,972	6,650
Hubbard Radio, LLC	(f)	Telecommunication Services	L+725	1.5%	4/30/18	1,429	1,417	1,457
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	6/14/19	37,000	35,681	36,630
JHCI Acquisition, Inc.	(g)	Transportation	L+550		12/19/14	11,250	10,549	10,144
Kronos Inc.	(d)(e)(f)	Software & Services	L+850	1.3%	4/30/20	30,769	30,466	30,846
LM U.S. Member LLC		Transportation	L+825	1.3%	10/15/20	9,375	9,236	9,457
Multi Packaging Solutions, Inc.	(f)	Commercial & Professional Services	L+900	1.3%	5/4/19	23,250	22,903	22,785
NES Rentals Holdings, Inc.	(g)	Capital Goods	L+1150	1.8%	10/14/14	8,500	8,461	8,500
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	23,768	23,190
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,541	6,633
Pharmaceutical Research Associates, Inc.	(f)	Health Care Equipment & Services	L+925	1.3%	11/27/19	25,000	24,751	25,266
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	45,000	44,211	44,550
Samson Investment Co.	(d)	Energy	L+475	1.3%	9/25/18	5,515	5,475	5,581
Sedgwick CMS Holdings Inc.		Commercial & Professional Services	L+750	1.5%	5/30/17	500	500	508
Sensus U.S.A. Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,577	8,614
Sheridan Holdings, Inc.	(f)	Health Care Equipment & Services	L+775	1.3%	7/1/19	2,727	2,702	2,769
Smart & Final Inc.	(g)	Food & Staples Retailing	L+925	1.3%	11/16/20	6,400	6,209	6,464
Southern Pacific Resource Corp.	(e)(f)(j)	Energy	Prime+750		1/7/16	13,693	13,571	13,878
SRAM, LLC	(d)	Consumer Durables & Apparel	L+700	1.5%	12/7/18	5,000	4,960	5,088
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,095	23,647
TriZetto Group, Inc.		Software & Services	L+725	1.3%	3/27/19	8,372	8,250	8,337
Venoco, Inc.	(d)(g)	Energy	L+700	1.5%	6/30/17	7,857	7,705	8,024
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,703	14,833
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	4/24/20	7,000	6,862	7,018
Web.com Group, Inc.	(d)(f)(j)	Software & Services	L+950	1.5%	10/26/18	4,187	4,098	4,323

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
WP CPP Holdings, LLC	(d)(e)(h)(i)	Capital Goods	L+925	1.3%	6/28/20	$15,000	$14,850	$15,150

Total Senior Secured Loans—Second Lien							752,392	764,356

Senior Secured Bonds—18.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,710	78,010
Allen Systems Group, Inc.	(f)	Software & Services	10.5%		11/15/16	15,323	14,205	11,186
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	3,631
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	21,792	22,002
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,075
Cenveo Corp.	(e)(f)	Commercial & Professional Services	8.9%		2/1/18	23,788	21,717	22,711
Chester Downs & Marina, LLC	(e)	Consumer Services	9.3%		2/1/20	3,750	3,784	3,700
Clear Channel Communications, Inc.	(d)(e)(f)(i)	Media	9.0%		12/15/19	8,254	7,498	7,606
Eastman Kodak Co.	(f)(l)	Consumer Durables & Apparel	10.6%		3/15/19	14,500	12,136	11,932
Eastman Kodak Co.	(l)	Consumer Durables & Apparel	9.8%		3/1/18	18,992	13,990	15,599
Edgen Murray Corp.	(e)(j)	Capital Goods	8.8%		11/1/20	1,400	1,390	1,414
Energy Future Intermediate Holding Co. LLC	(f)	Utilities	11.8%		3/1/22	14,250	14,689	15,924
Energy Future Intermediate Holding Co. LLC	(g)	Utilities	6.9%		8/15/17	1,100	1,100	1,173
First Data Corp.	(g)	Software & Services	6.8%		11/1/20	2,000	1,985	2,037
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,121	12,985
INEOS Finance Plc	(e)(j)	Materials	7.5%		5/1/20	850	850	890
INEOS Finance Plc	(e)(j)	Materials	8.4%		2/15/19	3,000	3,000	3,238
JW Aluminum Co.	(f)	Materials	11.5%		11/15/17	20,000	19,633	19,400
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	10.5%		11/1/18	18,660	18,093	19,640
Neff Rental LLC		Capital Goods	9.6%		5/15/16	1,352	1,363	1,402
NES Rentals Holdings, Inc.	(f)(g)	Capital Goods	12.3%		4/15/15	38,375	38,683	39,573
Paetec Holdings Corp.	(e)(j)	Telecommunication Services	8.9%		6/30/17	4,680	4,767	5,031
Palace Entertainment Holdings, LLC	(e)	Consumer Services	8.9%		4/15/17	2,400	2,400	2,541
PH Holding LLC	(f)	Consumer Durables & Apparel	9.8%		12/31/17	10,000	9,810	10,100
Reynolds Group Holdings, Inc.	(e)(j)	Consumer Durables & Apparel	5.8%		10/15/20	6,750	6,750	6,986
Reynolds Group Holdings, Inc.	(e)(j)	Consumer Durables & Apparel	7.1%		4/15/19	3,000	3,121	3,253
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,149
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	33,702	32,525
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	16,000	16,164	17,104
Symbion, Inc.	(e)(f)	Health Care Equipment & Services	8.0%		6/15/16	12,460	12,327	12,881

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Technicolor SA	(g)(j)	Media	9.4%		4/23/16	$2,241	$2,078	$2,314
Technicolor SA	(g)(j)	Media	9.4%		5/26/17	13,495	12,478	13,934
Texas Competitive Electric Holdings Co. LLC	(f)	Utilities	11.5%		10/1/20	10,000	9,916	7,909
Titlemax, Inc.	(f)	Diversified Financials	13.3%		7/15/15	14,500	15,073	16,149
Tops Markets LLC	(e)	Food & Staples Retailing	8.9%		12/15/17	2,750	2,750	2,851
Travelport LLC	(g)	Consumer Services	L+600 PIK		12/1/16	22,933	18,111	18,404
Univision Communications Inc.	(f)	Media	6.9%		5/15/19	6,800	6,754	7,128
Viasystems Group Inc.	(e)(j)	Technology Hardware & Equipment	7.9%		5/1/19	5,000	5,000	4,912

Total Senior Secured Bonds							460,040	466,299

Subordinated Debt—20.4%
Advantage Sales & Marketing Inc.	(g)	Commercial & Professional Services	13.0%		12/23/18	10,000	9,818	9,850
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	16,700	16,557	17,264
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,586	16,000
Aurora Diagnostics, LLC	(f)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	20,065	20,120	18,761
Aurora USA Oil & Gas, Inc.	(j)	Energy	9.9%		2/15/17	3,000	3,041	3,236
BakerCorp. International Inc.	(f)	Commercial & Professional Services	8.3%		6/1/19	5,000	5,000	5,069
Bresnan Broadband Holdings LLC	(e)(j)	Telecommunication Services	8.0%		12/15/18	5,000	5,000	5,419
Calumet Lubricants Co., L.P.	(f)(j)	Energy	9.4%		5/1/19	5,800	5,800	6,330
Calumet Lubricants Co., L.P.	(f)(j)	Energy	9.6%		8/1/20	1,500	1,475	1,646
Cincinnati Bell Inc.	(e)(j)	Telecommunication Services	8.4%		10/15/20	8,895	8,750	9,651
Comstock Resources, Inc.	(e)(f)(j)	Energy	9.5%		6/15/20	21,000	20,061	22,301
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,453	4,895
Del Monte Foods Co.	(e)	Food, Beverage & Tobacco	7.6%		2/15/19	3,500	3,498	3,654
Entercom Radio, LLC	(e)(j)	Media	10.5%		12/1/19	13,500	13,360	14,873
EPL Oil & Gas, Inc.	(e)(j)	Energy	8.3%		2/15/18	3,200	3,169	3,300
First Data Corp.	(g)	Software & Services	12.6%		1/15/21	5,000	5,309	5,284
Flanders Corp.	(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	8,153	7,969	8,194
Gymboree Corp.	(g)	Consumer Durables & Apparel	9.1%		12/1/18	7,000	6,418	6,306
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,689	2,432	2,473
Infiltrator Systems, Inc.		Capital Goods	12%, 2.0% PIK		3/11/18	63,558	62,508	65,942

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	$10,000	$9,960	$10,600
J.Crew Group, Inc.		Consumer Durables & Apparel	8.1%		3/1/19	1,200	1,200	1,273
JBS U.S.A. LLC	(e)(j)	Food, Beverage & Tobacco	8.3%		2/1/20	3,000	2,960	3,173
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	26,700	25,405	25,565
Lin Television Corp.	(e)(j)	Media	6.4%		1/15/21	750	750	787
Lone Pine Resources Canada Ltd.	(g)(j)	Energy	10.4%		2/15/17	5,000	4,938	4,676
MModal Inc.	(e)(g)	Health Care Equipment & Services	10.8%		8/15/20	2,418	2,370	2,249
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,331
Mood Media Corp.	(e)(f)(j)	Media	9.3%		10/15/20	24,250	24,277	25,252
The Pantry, Inc.	(g)(j)	Food & Staples Retailing	8.4%		8/1/20	5,500	5,500	5,789
Petco Holdings, Inc.	(e)	Retailing	8.5%		10/15/17	1,000	995	1,034
Pharmaceutical Product Development, Inc.	(g)	Health Care Equipment & Services	9.5%		12/1/19	2,900	2,900	3,302
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,206	3,441
Quicksilver Resources Inc.	(e)(j)	Energy	7.1%		4/1/16	1,000	891	802
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	10,500	10,629	10,671
Samson Investment Co.	(e)(f)	Energy	9.8%		2/15/20	19,420	19,630	20,585
SandRidge Energy, Inc.	(e)(j)	Energy	8.1%		10/15/22	7,500	7,500	8,234
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,500	15,214	15,655
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	8,030
Symmetry Medical Inc.	(g)(j)	Health Care Equipment & Services	12.0%, 2.0% PIK		12/29/17	33,170	32,305	34,413
ThermaSys Corp.		Capital Goods	10.0%, 2.5% PIK		12/31/16	86,210	84,674	86,210
Univar Inc.	(f)	Materials	12.0%		6/30/18	3,000	2,953	3,045
Viking Cruises, Ltd.	(e)(j)	Consumer Services	8.5%		10/15/22	4,075	4,075	4,406

Total Subordinated Debt							491,906	511,971

Collateralized Securities—4.7%
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,214	1,660
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,221	4,320
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,820	2,128
Carlyle Azure CLO Class Income	(j)	Diversified Financials	23.3%		5/27/20	28,000	13,099	18,141
Dryden CDO 23A Class E	(j)	Diversified Financials	L+700		7/20/23	4,500	3,634	3,984
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	15.2%		7/17/23	10,000	7,650	8,710
Galaxy VII CLO Class Subord.	(j)	Diversified Financials	28.9%		10/13/18	2,000	886	1,422
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,490	5,168

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Mountain View CLO II Class Pref.	(j)	Diversified Financials	34.5%		1/12/21	$9,225	$4,658	$8,819
Octagon CLO 2006 10A Class Income	(j)	Diversified Financials	54.0%		10/18/20	4,375	2,346	4,472
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	55.8%		10/25/21	10,000	5,290	11,973
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	48.9%		4/17/21	5,000	3,067	6,226
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	16.8%		1/15/24	42,504	41,036	41,971

Total Collateralized Securities							91,411	118,994

						Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.1%(k)
Aquilex Corp., Common Equity, Class A Shares	(f)(l)	Energy				15,128	2,266	5,977
Aquilex Corp., Common Equity, Class B Shares	(f)(g)(l)	Energy				32,637	4,889	12,895
ERC Ireland Holdings Ltd., Common Equity	(i)(j)(l)	Telecommunication Services				13,510	—	—
ERC Ireland Holdings Ltd., Warrants	(i)(j)(l)	Telecommunication Services				2,617	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods				5,000,000	5,000	6,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services				71	—	99
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services				226,635	—	—
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services				1,000,000	1,000	1,350
JW Aluminum Co., Common Equity	(g)(l)	Materials				37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods				2,623	262	—
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods				738	738	608
Micronics, Inc., Common Equity	(g)(l)	Energy				12,057	50	—
Micronics, Inc., Preferred Equity	(l)	Energy				283,947	11,181	6,673
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy				523,068	51,941	55,924
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy				1,013,444	1,722	2,432
Safariland, LLC, Common Equity	(g)(l)	Capital Goods				25,000	2,500	3,738
Safariland, LLC, Preferred Equity	(g)	Capital Goods				1,095	10,031	10,572
Safariland, LLC, Warrants	(g)(l)	Capital Goods				2,263	246	338
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy				3,330,600	3,400	4,330
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy				87,607	8,354	8,366
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy				20,681	12	16

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	$1	$694
ThermaSys Corp., Preferred Equity	(g)(l)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	2,500	2,250

Total Equity/Other				114,499	127,943

TOTAL INVESTMENTS—156.7%				$3,825,244	3,934,722

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,422,984)

NET ASSETS—100.0%					$2,511,738

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2012.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 83.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2013, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, Arch Street Funding LLC, or Arch Street, Locust Street Funding LLC, or Locust Street, Race Street Funding LLC, or Race Street, and Walnut Street Funding LLC, or Walnut Street, and a sixth wholly-owned subsidiary, IC American Energy Investments, Inc., through which it holds an equity interest in American Energy Ohio Holdings, LLC, a non-controlled and non-affiliated portfolio company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FB Income Advisor, LLC, or FB Advisor, dated as of February 12, 2008, which was amended on August 5, 2008, and which, as amended, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

In connection with the Company’s 2013 annual meeting of stockholders, the Company received stockholder approval to amend the investment advisory and administrative services agreement effective upon the listing of the Company’s common stock on a national securities exchange. Upon such event, if any, the hurdle rate used to compute the subordinated incentive fee on income will be based on the net asset value of the Company’s assets rather than adjusted capital. In addition to the amendments approved by stockholders, the subordinated incentive fee on income will become subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2013. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering(1)	—	$—	83,239,728	$886,432
Reinvestment of Distributions	7,984,869	80,950	7,479,245	72,417

Total Gross Proceeds	7,984,869	80,950	90,718,973	958,849
Commissions and Dealer Manager Fees	—	—	—	(83,084)

Net Proceeds to Company	7,984,869	80,950	90,718,973	875,765
Share Repurchase Program	(2,685,390)	(27,109)	(1,207,919)	(11,670)

Net Proceeds from Share Transactions	5,299,479	$53,841	89,511,054	$864,095

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

Public Offering of Shares

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of October 29, 2013, the Company had sold a total of 263,357,017 shares (as adjusted for stock distributions) of common stock and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

raised total gross proceeds of $2,763,697, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008.

During the nine months ended September 30, 2013 and 2012, the Company sold 7,984,869 and 90,718,973 shares for gross proceeds of $80,950 and $958,849 at an average price per share of $10.14 and $10.57, respectively. The gross proceeds received during the nine months ended September 30, 2012 include reinvested stockholder distributions of $72,417, for which the Company issued 7,479,245 shares of common stock. During the period from October 1, 2013 to October 29, 2013, the Company issued 914,401 shares of common stock for gross proceeds of $9,327 at a price per share of $10.20 pursuant to its distribution reinvestment plan.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $83,084 for the nine months ended September 30, 2013 and 2012, respectively.

Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program prior to the time it completes a liquidity event. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above.

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the nine months ended September 30, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642

On October 1, 2013, the Company repurchased 656,541 shares (representing 100% of shares of common stock tendered for repurchase) at $10.20 per share for aggregate consideration totaling $6,697.

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

In connection with the Company’s 2013 annual meeting of stockholders, the Company received stockholder approval to amend the investment advisory and administrative services agreement effective upon the listing of the Company’s common stock on a national securities exchange. Upon such event, if any, the hurdle rate used to compute the subordinated incentive fee on income will be based on the net asset value of the Company’s assets rather than adjusted capital. In addition to the amendments approved by stockholders, the subordinated incentive fee on income will become subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. The investment advisory and administrative services agreement will be amended effective upon the listing of the Company’s common stock on a national securities exchange, if any, to eliminate the subordinated liquidation incentive fee.

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, has funded certain of the Company’s offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company did not pay any reimbursements under this arrangement during the nine months ended September 30, 2013 or 2012.

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

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2013 and 2012:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,720	$19,021	$67,541	$46,570
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(1,548)	$17,421	$(621)	$33,920
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$16,555	$—	$47,950	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,243	$1,782	$4,034	$4,116
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$—	$—	$15,842

(1)	During the nine months ended September 30, 2013 and 2012, $66,240 and $37,028, respectively, in base management fees were paid to FB Advisor.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(2)	During the nine months ended September 30, 2013, the Company reversed $621 of capital gains incentive fees previously accrued based on the performance of its portfolio. As of September 30, 2013, the Company had accrued capital gains incentive fees of $27,339 based on the performance of its portfolio, of which $26,605 was based on unrealized gains and $734 was based on realized gains. During the nine months ended September 30, 2012, the Company accrued capital gains incentive fees of $33,920 based on the performance of its portfolio, of which $27,421 was based on unrealized gains and $6,499 was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, the Company had accrued capital gains incentive fees of $39,751 based on the performance of its portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. The Company paid FB Advisor $11,791 in capital gains incentive fees during the nine months ended September 30, 2013.

(3)	During the nine months ended September 30, 2013, $44,788 of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2013, a subordinated incentive fee on income of $16,555 was payable to FB Advisor.

(4)	During the nine months ended September 30, 2013 and 2012, $3,520 and $3,789, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $3,620 and $2,661, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2013 and 2012.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker- dealers.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FB Advisor, including FS Investment Corporation II and FS Energy and Power Fund and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO / Blackstone Debt Funds Management LLC, or GDFM and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Franklin Square Holdings is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. During the nine months ended September 30, 2013 and 2012, no such reimbursements were required from Franklin Square Holdings.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the nine months ended September 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305
September 30, 2012	$0.2525	$62,758
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111
September 30, 2013	$0.2093	$53,626

On October 16, 2013, the Company’s board of directors declared a regular monthly cash distribution of $0.06975 per share, which was paid on October 31, 2013 to stockholders of record on October 30, 2013. Also on October 16, 2013, the Company’s board of directors increased the amount of the regular monthly cash distribution payable to stockholders of record from $0.06975 per share to $0.0720 per share in order to increase its annual distribution rate from 7.75% to 8.00% (based on the Company’s last public offering price of $10.80 per share), commencing with the regular monthly cash distribution which will be paid on November 29, 2013 to stockholders of record on November 28, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

“opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	124,747	79%	128,781	88%
Capital gains proceeds from the sale of assets	32,174	21%	18,296	12%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$156,921	100%	$147,077	100%

(1)	During the nine months ended September 30, 2013 and 2012, 89% and 92%, respectively, of the Company’s gross investment income was attributable to cash interest earned and 11% and 8%, respectively, was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2013 and 2012 was $191,169 and $129,901, respectively. As of September 30, 2013 and December 31, 2012, the Company had $124,162 and $57,740, respectively, of undistributed net investment income on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2012 has been adjusted following the filing of the Company’s 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2012 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in its investment portfolio during such period. The tax notices for such

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis amortization of organization costs incurred prior to the commencement of the Company’s operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and, with respect to the nine months ended September 30, 2012, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
GAAP-basis net investment income	$192,556	$86,171
Tax-basis amortization of organization costs	(32)	(32)
Reversal of incentive fee accrual on unrealized gains	(1,355)	27,421
Periodic payments due on total return swap	—	15,563
Accretion of discount on total return swap	—	778

Tax-basis net investment income	$191,169	$129,901

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

The following table reflects the stock distributions per share that the Company declared on its common stock through September 30, 2013:

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

As of September 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2013 (Unaudited)	December 31, 2012

Distributable ordinary income	$124,162	$57,740
Undistributed GAAP realized gains on collateralized securities	5,014	—
Incentive fee accrual on unrealized gains	(26,605)	(27,960)
Unamortized organization costs	(440)	(472)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	43,640	84,352

	$145,771	$113,660

(1)	As of September 30, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $107,393 and $114,920, respectively. As of September 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $63,753 and $30,568, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,157,161 and $3,850,245 as of September 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $43,640 and $84,352 as of September 30, 2013 and December 31, 2012, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,118,100	$2,149,069	51%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	895,270	914,603	22%	752,392	764,356	19%
Senior Secured Bonds	399,126	379,933	9%	460,040	466,299	12%
Subordinated Debt	475,168	479,729	11%	491,906	511,971	13%
Collateralized Securities	105,856	122,217	3%	91,411	118,994	3%
Equity/Other	138,640	155,250	4%	114,499	127,943	3%

	$4,132,160	$4,200,801	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2013, the Company had seven such investments with aggregate unfunded commitments of $72,743 and one equity investment with an unfunded commitment of $4,629. As of December 31, 2012, the Company had three such investments with aggregate unfunded commitments of $14,804. The Company maintains sufficient cash on hand to fund such unfunded commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$53,447	1%	$41,479	1%
Capital Goods	830,975	20%	675,187	17%
Commercial & Professional Services	317,640	8%	271,978	7%
Consumer Durables & Apparel	317,884	8%	264,722	7%
Consumer Services	304,100	7%	293,408	7%
Diversified Financials	157,854	4%	220,622	6%
Energy	492,161	12%	430,444	11%
Food & Staples Retailing	40,065	1%	96,739	2%
Food, Beverage & Tobacco	10,362	0%	9,713	0%
Health Care Equipment & Services	226,352	5%	362,456	9%
Household & Personal Products	66,300	2%	78,124	2%
Insurance	17,969	0%	28,623	1%
Materials	211,295	5%	199,089	5%
Media	222,163	5%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	54,752	1%	37,259	1%
Retailing	182,002	4%	24,652	1%
Semiconductors & Semiconductor Equipment	—	—	8,820	0%
Software & Services	370,010	9%	339,641	9%
Technology Hardware & Equipment	132,489	3%	94,128	2%
Telecommunication Services	158,740	4%	152,458	4%
Transportation	11,170	0%	29,104	1%
Utilities	23,071	1%	121,477	3%

Total	$4,200,801	100%	$3,934,722	100%

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

As of September 30, 2013 and December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2013 (Unaudited)	December 31, 2012
Level 1—Price quotations in active markets	$1,546	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,199,255	3,934,722

	$4,200,801	$3,934,722

The Company’s investments as of September 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-eight senior secured loan investments and six subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, one senior secured bond investment, one subordinated debt investment and one equity investment, all of which were newly-issued and purchased near September 30, 2013, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Also, one equity investment which is traded on an active public market was valued at its closing price as of September 30, 2013.

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

The following is a reconciliation for the nine months ended September 30, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2013
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722
Accretion of discount (amortization of premium)	21,997	3,733	4,128	4,373	407	38	34,676
Net realized gain (loss)	4,389	1,579	20,080	5,485	5,687	—	37,220
Net change in unrealized appreciation (depreciation)	806	7,369	(25,452)	(15,504)	(11,222)	2,822	(41,181)
Purchases	1,366,182	352,967	159,158	268,915	30,620	25,516	2,203,358
Paid-in-kind interest	449	—	619	3,262	—	1,107	5,437
Sales and redemptions	(1,189,913)	(215,401)	(244,899)	(298,773)	(22,269)	(3,722)	(1,974,977)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,149,069	$914,603	$379,933	$479,729	$122,217	$153,704	$4,199,255

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$25,453	$11,193	$(16,034)	$(8,236)	$(4,050)	$3,980	$12,306

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of September 30, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at September 30, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,292,422	Market Comparables	Market Yield (%)	5.0% - 16.0%	9.0%
Senior Secured Loans—Second Lien	124,684	Market Comparables	Market Yield (%)	10.0% - 11.8%	11.0%
Subordinated Debt	212,818	Market Comparables	Market Yield (%)	9.0% - 14.3%	11.3%
Equity/Other	148,633	Market Comparables	Market Yield (%)	13.8% - 15.8%	15.1%
			EBITDA Multiples (x)	5.0x - 13.3x	7.2x
			Production Multiples (Mmb/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $9.0	$8.5
			PV-10 Multiples (x)	0.6x - 0.7x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	52.5% - 61.5%	52.9%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Two senior secured loan investments ($95,000), one senior secured bond investment ($35,000), one subordinated debt investment ($31,850) and one equity investment ($5,071), all of which were newly-issued and purchased near September 30, 2013, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. As of September 30, 2013, $68,933 of the senior secured loans-first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$605,163	Market Comparables	Market Yield (%)	6.8% - 17.3%	9.7%
Senior Secured Loans—Second Lien	118,682	Market Comparables	Market Yield (%)	10.3% - 12.8%	11.2%
Senior Secured Bonds	10,100	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Subordinated Debt	224,059	Market Comparables	Market Yield (%)	9.3% - 14.5%	12.9%
Equity/Other	127,943	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	3.3x - 12.5x	6.9x
			Production Multiples (Mmb/d)	$57,500.0 - $62,500.0	$60,000.0
			Proved Reserves Multiples (Mmboe)	$12.5 - $13.5	$13.0
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
			Revenue Multiples	1.6x - 1.6x	1.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	44.0% - 59.7%	44.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment ($39,400), which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. As of December 31, 2012, $14,804 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2013. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$497,682	$52,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$240,000	$—	December 22, 2013
JPM Facility	Repurchase	3.25%	$906,083	$43,917	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$248,739	$1,261	May 17, 2017

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

As of September 30, 2013 and December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2013, $2,832 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The effective interest rate on the borrowings under the Arch Street credit facility was 2.03% per annum as of September 30, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. The Company recorded interest expense of $2,989 and $1,057 for the three months ended September 30, 2013 and 2012, respectively, of which $373 and $130, respectively, related to the amortization of deferred financing costs $66 and $0, respectively, related to commitment fees on the unused portion of the facility. The Company recorded interest expense of $9,049 and $1,057 for the nine months ended September 30, 2013 and 2012, respectively, of which $1,107 and $130, respectively, related to the amortization of deferred financing costs and $198 and $0, respectively, related to commitment fees on the unused portion of the facility. The Company paid $9,487 and $0 in interest expense during the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the Arch Street credit facility for the nine months ended September 30, 2013 was $497,682 with a weighted average interest rate (including the effect of non-usage fees) of 2.10%. The average borrowings under the Arch Street credit facility for the period August 29, 2012 to September 30, 2012, was $447,682 with a weighted average interest rate (including the effect of non-usage fees) of 2.33%.

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

As of September 30, 2013 and December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2013, all of the deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.76% per annum as of September 30, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $1,078 and $2,115 for the three months ended September 30, 2013 and 2012, respectively, of which

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

$0 and $272, respectively, related to the amortization of deferred financing costs. The Company recorded interest expense of $3,445 and $6,545 for the nine months ended September 30, 2013 and 2012, respectively, of which $225 and $703, respectively, related to the amortization of deferred financing costs and $0 and $18, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $3,246 and $6,104 in interest expense for the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the credit facility for the nine months ended September 30, 2013 and 2012 were $240,000 and $364,833, respectively, with a weighted average interest rate of 1.77% and 2.15%, respectively.

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

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Locust Street when the financing arrangement is fully-ramped is approximately $1,791,500. The assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time is $1,140,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, and subsequently amended as of October 24, 2013, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $1,140,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility is $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Race Street when the financing arrangement is fully-ramped is $720,000. The assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of September 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $1,087,300 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $906,083 and $676,667, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2013 and December 31, 2012, Race Street’s liability under the JPM Facility was $906,083 and $676,667, respectively, plus $5,930 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of September 30, 2013 and December 31, 2012, the fair value of assets held by Locust Street was $1,693,241 and $1,307,933, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of September 30, 2013 and December 31, 2012, the fair value of assets held by Race Street was $808,230 and $598,528, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2013, $200 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of September 30, 2013. The Company recorded interest expense of $6,983 and $3,795 for the three months ended September 30, 2013 and 2012, respectively, of which $27 and $27, respectively, related to the amortization of deferred financing costs. The Company recorded interest expense of $18,696 and $9,802 for the nine months ended September 30, 2013 and 2012, respectively, of which $79 and $80, respectively, related to the amortization of deferred financing costs. The Company paid $16,985 and $7,789 in interest expense during the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the JPM Facility for the nine months ended September 30, 2013 and 2012 were $755,374 and $341,114, respectively, with a weighted average interest rate of 3.25% and 3.74%, respectively.

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

As of September 30, 2013 and December 31, 2012, $248,739 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2013, $2,725 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.87% per annum as of September 30, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. The Company recorded interest expense of $2,048 and $777 for the three months ended September 30, 2013 and 2012, respectively, of which $190 and $191, respectively, related to the amortization of deferred financing costs and $2 and $72, respectively, related to commitment fees on the unused portion of the credit facility. The Company recorded interest expense of $5,920 and $867 for the nine months ended September 30, 2013 and 2012, respectively, of which $567 and $279, respectively, related to the amortization of deferred financing costs and $20 and $72, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $5,111 and $0 in interest expense during the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the Walnut Street credit facility for the nine months ended September 30, 2013 and 2012 were $244,741 and $73,210, respectively, with a weighted average interest rate (including the effect of non-usage fees) of 2.89% and 3.05%, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.97	$9.35
Results of operations(1)
Net investment income (loss)	0.76	0.59
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(0.01)	0.86

Net increase (decrease) in net assets resulting from operations	0.75	1.45

Stockholder distributions(2)
Distributions from net investment income	(0.49)	(0.63)
Distributions from net realized gain on investments	(0.13)	(0.23)

Net decrease in net assets resulting from stockholder distributions	(0.62)	(0.86)

Capital share transactions
Issuance of common stock(3)	—	0.04
Repurchases of common stock(4)	—	—
Offering costs(1)	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.03

Net asset value, end of period	$10.10	$9.97

Shares outstanding, end of period	257,190,300	251,890,821

Total return(5)	7.52%	15.83%

Ratio/Supplemental Data:
Net assets, end of period	$2,597,690	$2,511,738

Ratio of net investment income to average net assets(6)	7.50%	6.07%
Ratio of operating expenses to average net assets(6)	6.43%	7.67%
Portfolio turnover(7)	48.48%	65.70%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(5)	The total return for the nine months ended September 30, 2013 was calculated by taking the net asset value per share as of September 30, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the period are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013 (Unaudited)	Year Ended December 31, 2012
Ratio of accrued capital gains incentive fees to average net assets	(0.02)%	1.80%
Ratio of subordinated income incentive fees to average net assets	1.87%	0.61%
Ratio of interest expense to average net assets	1.45%	1.37%

(7)	Portfolio turnover is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters. As of September 30, 2013, there were no unreimbursed expense support payments subject to future reimbursement by us.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2013 and for the Year Ended December 31, 2012

The following table presents certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2013.

Total Portfolio Activity
	Three Months Ended	Nine Months Ended
Net Investment Activity	September 30, 2013	September 30, 2013
Purchases	$875,476	$2,204,560
Sales and Redemptions	(668,647)	(1,974,977)

Net Portfolio Activity	$206,829	$229,583

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$483,807	55%	$1,366,182	62%
Senior Secured Loans—Second Lien	203,295	23%	352,967	16%
Senior Secured Bonds	77,201	9%	159,158	7%
Subordinated Debt	59,982	7%	268,915	12%
Collateralized Securities	30,620	4%	30,620	2%
Equity/Other	20,571	2%	26,718	1%

Total	$875,476	100%	$2,204,560	100%

	September 30, 2013
Total Portfolio Characteristics	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,149,069	51%
Senior Secured Loans—Second Lien	914,603	22%
Senior Secured Bonds	379,933	9%
Subordinated Debt	479,729	11%
Collateralized Securities	122,217	3%
Equity/Other	155,250	4%

Total	$4,200,801	100%

Number of Portfolio Companies	182
% Variable Rate (based on fair value)	70.0%
% Fixed Rate (based on fair value)	26.3%
% Income Producing Preferred Equity (based on fair value)	2.2%
% Non-Income Producing Equity or Other Investments (based on fair value)	1.5%
Average Annual EBITDA of Portfolio Companies	$252,900
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.6%

New Proprietary Activity
	Three Months Ended September 30, 2013
Total Commitments (including Unfunded Commitments)	$614,862
Exited Investments (including partial paydowns)	(97,561)

Net Proprietary Activity	$517,301

	For the Three Months Ended September 30, 2013
New Proprietary Commitments by Asset Class	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$412,189	67%
Senior Secured Loans—Second Lien	142,000	23%
Senior Secured Bonds	—	—
Subordinated Debt	37,500	6%
Collateralized Securities	—	—
Equity/Other	23,173	4%

Total	$614,862	100%

Average New Proprietary Commitment Amount	$55,897
Weighted Average Maturity for Newly Funded Proprietary Commitments	7/31/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Newly Funded Investments during Period	11.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	11.0%

Total Proprietary Portfolio Characteristics
Number of Funded Proprietary Portfolio Companies	36
% of Funded Proprietary Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments—Excluding Non-Income Producing Assets	10.7%

During the nine months ended September 30, 2013, we made investments in portfolio companies totaling $2,204,560. During the same period, we sold investments for proceeds of $900,636 and received principal repayments of $1,074,341. As of September 30, 2013, our investment portfolio, with a total fair value of $4,200,801, consisted of interests in 182 portfolio companies (51% in first lien senior secured loans, 22% in second lien senior secured loans, 9% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 4% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $252.9 million. As of September 30, 2013, the investments in our portfolio were purchased at a weighted average price of 97.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 43.8% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.4% based upon the amortized cost of our investments.

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

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,118,100	$2,149,069	51%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	895,270	914,603	22%	752,392	764,356	19%
Senior Secured Bonds	399,126	379,933	9%	460,040	466,299	12%
Subordinated Debt	475,168	479,729	11%	491,906	511,971	13%
Collateralized Securities	105,856	122,217	3%	91,411	118,994	3%
Equity/Other	138,640	155,250	4%	114,499	127,943	3%

	$4,132,160	$4,200,801	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2013, we had seven such investments with aggregate unfunded commitments of $72,743 and one equity investment with an unfunded commitment of $4,629. As of December 31, 2012, we had three such investments with aggregate unfunded commitments of $14,804. We maintain sufficient cash on hand to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$53,447	1%	$41,479	1%
Capital Goods	830,975	20%	675,187	17%
Commercial & Professional Services	317,640	8%	271,978	7%
Consumer Durables & Apparel	317,884	8%	264,722	7%
Consumer Services	304,100	7%	293,408	7%
Diversified Financials	157,854	4%	220,622	6%
Energy	492,161	12%	430,444	11%
Food & Staples Retailing	40,065	1%	96,739	2%
Food, Beverage & Tobacco	10,362	0%	9,713	0%
Health Care Equipment & Services	226,352	5%	362,456	9%
Household & Personal Products	66,300	2%	78,124	2%
Insurance	17,969	0%	28,623	1%
Materials	211,295	5%	199,089	5%
Media	222,163	5%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	54,752	1%	37,259	1%
Retailing	182,002	4%	24,652	1%
Semiconductors & Semiconductor Equipment	—	—	8,820	0%
Software & Services	370,010	9%	339,641	9%
Technology Hardware & Equipment	132,489	3%	94,128	2%
Telecommunication Services	158,740	4%	152,458	4%
Transportation	11,170	0%	29,104	1%
Utilities	23,071	1%	121,477	3%

Total	$4,200,801	100%	$3,934,722	100%

As of September 30, 2013 and December 31, 2012, approximately 77% and 58%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$2,163,752	52%	$1,063,807	27%
Anchor Order	648,011	15%	421,936	11%
Event Driven	43,505	1%	167,819	4%
Opportunistic	270,789	6%	491,593	13%
Collateralized Securities	122,217	3%	118,994	3%
Broadly Syndicated/Other	952,527	23%	1,670,573	42%

Total	$4,200,801	100%	$3,934,722	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$300,405	7%	$183,638	5%
2	3,551,113	85%	3,424,857	87%
3	300,802	7%	174,228	4%
4	45,326	1%	148,364	4%
5	3,155	0%	3,635	0%

Total	$4,200,801	100%	$3,934,722	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

Revenues

We generated investment income of $123,307 and $84,015 for the three months ended September 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $110,072 and $76,794 of cash income earned as well as $13,235 and $7,221 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year and the transition of the portfolio to higher yielding non-broadly syndicated assets. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $55,535 and $49,259 for the three months ended September 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FB Advisor of $22,720 and $19,021 for the three months ended September 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,243 and $1,782 for the three months ended September 30, 2013 and 2012, respectively.

FB Advisor is eligible to receive incentive fees based on performance. As of June 30, 2013, $17,167 in subordinated income incentive fees were payable by us to FB Advisor, all of which we paid to FB Advisor during the three months ended September 30, 2013. During the three months ended September 30, 2013, we accrued additional subordinated income incentive fees of $16,555 based upon the performance of our portfolio. We did not accrue any subordinated income incentive fees during the three months ended September 30, 2012. During the three months ended September 30, 2013, we reversed $1,548 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the three months ended September 30, 2012, we accrued capital gains incentive fees of $17,421 based on the performance of our portfolio.

We recorded interest expense of $13,098 and $7,744 for the three months ended September 30, 2013 and 2012, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $343 and $280 for the three months ended September 30, 2013 and 2012, respectively. We incurred fees and expenses with our stock transfer agent of $610 and $910 for the three months ended September 30, 2013 and 2012, respectively. Fees for our board of directors were $241 and $212 for the three months ended September 30, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $2,273 and $1,889 for the three months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended September 30,
	2013	2012
Expenses associated with our independent audit and related fees	$151	$167
Compensation of our chief compliance officer	21	21
Legal fees	251	465
Printing fees	601	178
Other	1,249	1,058

Total	$2,273	$1,889

During the three months ended September 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 2.15% and 2.04%, respectively. Our ratio of operating expenses to our average net assets during the three months ended September 30, 2013 and 2012 includes $13,098 and $7,744, respectively, related to interest expense and $15,007 and $17,421, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.06% and 1.00% for the three months ended September 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of operating expenses to average net assets during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the TRS and the replacement of such financing arrangement with a revolving credit facility.

Net Investment Income

Our net investment income totaled $67,772 ($0.26 per share) and $34,756 ($0.14 per share) for the three months ended September 30, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, our ability to efficiently deploy capital following the closing of our public offering and the transition of our portfolio to higher yielding non-broadly syndicated assets.

Net Realized Gains or Losses

We sold investments and received principal repayments of $378,878 and $289,769, respectively, during the three months ended September 30, 2013, from which we realized a net gain of $6,602. We also realized a net gain of $70 from settlements on foreign currency during the three months ended September 30, 2013. We sold investments and received principal repayments of $178,042 and $232,008, respectively, during the three months ended September 30, 2012, from which we realized a net gain of $10,259. We also earned $9,729 from periodic net settlement payments on our TRS and realized a net gain of $521 from settlements on foreign currency during the three months ended September 30, 2012.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(14,857) and the net change in unrealized gain (loss) on foreign currency totaled $30. For the three months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $69,216, the net change in unrealized appreciation (depreciation) on our TRS was $(2,453) and the net change in unrealized gain (loss) on foreign currency totaled $(261). The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2013 was primarily driven by mark-to-market declines in the value of certain of our senior secured bond positions. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2012 was primarily a result of a general strengthening in the credit markets during the quarter.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2013, the net increase in net assets resulting from operations was $59,617 ($0.23 per share) compared to a net increase in net assets resulting from operations of $121,767 ($0.49 per share) during the three months ended September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

We generated investment income of $357,700 and $197,604 for the nine months ended September 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $317,587 and $182,498 of cash income earned as well as $40,113 and $15,106 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year and the transition of the portfolio to higher yielding non-broadly syndicated assets. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

Expenses

Our total operating expenses were $165,144 and $111,433 for the nine months ended September 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FB Advisor of $67,541 and $46,570 for the nine months ended September 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $4,034 and $4,116 for the nine months ended September 30, 2013 and 2012, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2013, we accrued subordinated income incentive fees of $47,950 based upon the performance of our portfolio and paid to FB Advisor $44,788 of subordinated income incentive fees during the period. We did not accrue any subordinated income incentive fees during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we reversed $621 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the nine months ended September 30, 2012, we accrued capital gains incentive fees of $33,920 based on the performance of our portfolio, of which $27,421 was based on unrealized gains and $6,499 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $37,110 and $18,271 for the nine months ended September 30, 2013 and 2012, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,063 and $1,126 for the nine months ended September 30, 2013 and 2012, respectively. We incurred fees and expenses with our stock transfer agent of $2,400 and $2,731 for the nine months ended September 30, 2013 and 2012, respectively. Fees for our board of directors were $689 and $633 for the nine months ended September 30, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $4,978 and $4,066 for the nine months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2013	2012
Expenses associated with our independent audit and related fees	$523	$503
Compensation of our chief compliance officer	62	74
Legal fees	676	825
Printing fees	1,199	530
Other	2,518	2,134

Total	$4,978	$4,066

During the nine months ended September 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 6.43% and 5.27%, respectively. Our ratio of operating expenses to our average net assets during the nine months ended September 30, 2013 and 2012 includes $37,110 and $18,271, respectively, related to interest expense and $47,329 and $33,920, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 3.13% and 2.81% for the nine months ended September 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of operating expenses to average net assets during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the TRS and the replacement of such financing arrangement with a revolving credit facility.

Net Investment Income

Our net investment income totaled $192,556 ($0.76 per share) and $86,171 ($0.39 per share) for the nine months ended September 30, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, our ability to efficiently deploy capital following the closing of our public offering and the transition of our portfolio to higher yielding non-broadly syndicated assets.

Net Realized Gains or Losses

We sold investments and received principal repayments of $900,636 and $1,074,341, respectively, during the nine months ended September 30, 2013, from which we realized a net gain of $37,220. We also realized a net loss of $32 from settlements on foreign currency during the nine months ended September 30, 2013. We sold investments and received principal repayments of $435,998 and $501,140, respectively, during the nine months ended September 30, 2012, from which we realized a net gain of $14,853. We also earned $19,596 from periodic net settlement payments on our TRS and realized a net gain of $534 from settlements on foreign currency during the nine months ended September 30, 2012.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(40,837) and the net change in unrealized gain (loss) on foreign currency totaled $125. For the nine months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $126,095, the net change in unrealized appreciation (depreciation) on our TRS was $1,996 and the net change in unrealized gain (loss) on foreign currency was $0. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2013 was primarily driven by a general widening of credit spreads during the second quarter of 2013 and mark-to-market declines in the value of certain of our senior secured bond positions during the three months ended September 30, 2013. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2012 was primarily driven by a general strengthening of the credit markets during 2012.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2013, the net increase in net assets resulting from operations was $189,032 ($0.75 per share) compared to a net increase in net assets resulting from operations of $249,245 ($1.13 per share) during the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2013, we had $290,439 in cash, which we held in a custodial account, and $97,496 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of September 30, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$497,682	$52,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$240,000	$—	December 22, 2013
JPM Facility	Repurchase	3.25%	$906,083	$43,917	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$248,739	$1,261	May 17, 2017

During the nine months ended September 30, 2013, we issued 7,984,869 shares of our common stock for gross proceeds of $80,950 at an average price per share of $10.14 pursuant to our distribution reinvestment plan.

During the nine months ended September 30, 2012, we sold 90,718,973 shares of our common stock for gross proceeds of $958,849 at an average price per share of $10.57. The gross proceeds received during the nine months ended September 30, 2012 include reinvested stockholder distributions of $72,417, for which we issued 7,479,245 shares of common stock. During the nine months ended September 30, 2012, we also incurred offering costs of $3,234 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $83,084 for the nine months ended September 30, 2012. These sales commissions and fees include $15,842 retained by the dealer manager, FS2, which is one of our affiliates.

As of October 29, 2013, we have sold 263,357,017 shares (as adjusted for stock distributions) of our common stock for gross proceeds of $2,763,697, including approximately $1,000 contributed by the principals of FB Advisors in February 2008.

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

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases pursuant to our share repurchase program during the nine months ended September 30, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642

On October 1, 2013, we repurchased 656,541 shares (representing 100% of shares of common stock tendered for repurchase) at $10.20 per share for aggregate consideration totaling $6,697.

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

As of September 30, 2013 and December 31, 2012, $497,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2013, $2,832 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 2.03% per annum as of September 30, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. We recorded interest expense of $2,989 and $1,057, for the three months ended September 30, 2013 and 2012, respectively, of which $373 and $130, respectively, related to the amortization of deferred financing costs and $66 and $0, respectively, related to commitment fees on the unused portion of the facility. We recorded interest expense of $9,049 and $1,057 for the nine months ended September 30, 2013 and 2012, respectively, of which $1,107 and $130, respectively, related to the amortization of deferred financing costs and $198 and $0, respectively, related to commitment fees on the unused portion of the facility. We paid $9,487 and $0 in interest expense during the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the Arch Street credit facility for the nine months ended September 30, 2013 was $497,682 with a weighted average interest rate (including the effect of non-usage fees) of 2.10% . The average borrowings under the Arch Street credit facility for the period August 29, 2012 to September 30, 2012 was $447,682, with a weighted average interest rate (including the effect of non-usage fees) of 2.33%.

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

As of September 30, 2013 and December 31, 2012, $240,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2013, all of such deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.76% per annum as of September 30, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $1,078 and $2,115 for the three months ended September 30, 2013 and 2012, respectively, of which $0 and $272, respectively, related to the amortization of deferred financing costs. We recorded interest expense of $3,445 and $6,545 for the nine months ended September 30, 2013 and 2012, respectively, of which $225 and $703, respectively, related to the amortization of deferred financing costs and $0 and $18, respectively, related to commitment fees on the unused portion of the credit facility. We paid $3,246 and $6,104 in interest expense for the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the credit facility for the nine months ended September 30, 2013 and 2012 were $240,000 and $364,833, respectively, with a weighted average interest rate of 1.77% and 2.15%, respectively.

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

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Locust Street when the financing arrangement is fully-ramped is approximately $1,791,500. The assets held by Locust Street secure the obligations of Locust Street under the Class A Notes to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time is $1,140,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $1,140,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility is $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Race Street when the financing arrangement is fully-ramped is $720,000. The assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of September 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $1,087,300 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $906,083 and $676,667, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2013 and December 31, 2012, Race Street’s liability under the JPM Facility was $906,083 and $676,667, respectively, plus $5,930 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

As of September 30, 2013 and December 31, 2012, the fair value of assets held by Locust Street was $1,693,241 and $1,307,933, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of September 30, 2013 and December 31, 2012, the fair value of assets held by Race Street was $808,230 and $598,528, respectively.

We had incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of September 30, 2013, $200 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of September 30, 2013. We recorded interest expense of $6,983 and $3,795 for the three months ended September 30, 2013 and 2012, respectively, of which $27 and $27, respectively, related to the amortization of deferred financing costs. We recorded interest expense of $18,696 and $9,802 for the nine months ended September 30, 2013 and 2012, respectively, of which $79 and $80, respectively, related to the amortization of deferred financing costs. We paid $16,985 and $7,789 in interest expense during the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the JPM Facility for the nine months ended September 30, 2013 and 2012 were $755,374 and $341,114, respectively, with a weighted average interest rate of 3.25% and 3.74%, respectively.

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

As of September 30, 2013 and December 31, 2012, $248,739 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2013, $2,725 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.87% per annum as of September 30, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. We recorded interest expense of $2,048 and $777 for the three months ended September 30, 2013 and 2012, respectively, of which $190 and $191, respectively, related to the amortization of deferred financing costs and $2 and $72, respectively, related to commitment fees on the unused portion of the credit facility. We recorded interest expense of $5,920 and $867 for the nine months ended September 30, 2013 and 2012, respectively, of which $567 and $279, respectively, related to the amortization of deferred financing costs and $20 and $72, respectively, related to commitment fees on the unused portion of the credit facility. We paid $5,111 and $0 in interest expense during the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the Walnut Street credit facility for the nine months ended September 30, 2013 and 2012 were $244,741 and $73,210, respectively, with a weighted average interest rate (including the effect of non-usage fees) of 2.89% and 3.05%, respectively.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2013 or 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012	$0.2016	$37,014
June 30, 2012	$0.2020	$47,305
September 30, 2012	$0.2525	$62,758
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111
September 30, 2013	$0.2093	$53,626

On October 16, 2013, our board of directors declared a regular monthly cash distribution of $0.06975 per share, which was paid on October 31, 2013 to stockholders of record on October 30, 2013. Also, on October 16, 2013, our board of directors increased the amount of the regular monthly cash distribution payable to stockholders of record from $0.06975 per share to $0.0720 per share in order to increase our annual distribution rate from 7.75% to 8.00% (based on our last public offering price of $10.80 per share), commencing with the regular monthly cash distribution, which will be paid on November 29, 2013 to stockholders of record on November 28, 2013. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	124,747	79%	128,781	88%
Capital gains proceeds from the sale of assets	32,174	21%	18,296	12%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$156,921	100%	$147,077	100%

(1)	During the nine months ended September 30, 2013 and 2012, 89% and 92%, respectively, of our gross investment income was attributable to cash interest earned and 11% and 8%, respectively, was attributable to non-cash accretion of discount and PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2013 and 2012 was $191,169 and $129,901, respectively. As of September 30, 2013 and December 31, 2012, we had $124,162 and $57,740, respectively, of undistributed net investment income on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2012 has been adjusted following the filing of our 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2012 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in our investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding stock distributions declared on our common stock and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2013 and 2012.

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

Our investments as of September 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-eight senior secured loan investments and six subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, one senior secured bond investment, one subordinated debt investment and one equity investment, all of which were newly-issued and purchased near September 30, 2013, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Also, one equity investment which is traded on an active public market was valued at its closing price as of September 30, 2013.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

In connection with our 2013 annual meeting of stockholders, we received stockholder approval to amend the investment advisory and administrative services agreement effective upon the listing of our common stock on a national securities exchange. Upon such event, if any, the hurdle rate used to compute the subordinated incentive fee on income will be based on the net asset value of our assets rather than adjusted capital. In addition to the amendments approved by stockholders, the subordinated incentive fee on income will become subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2013 and 2012, we incurred $22,720 and $19,021, respectively, in base management fees and $1,243 and $1,782, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2013 and 2012, we incurred $67,541 and $46,570, respectively, in base management fees and $4,034 and $4,116, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended September 30, 2013, we accrued a subordinated incentive fee on income of $16,555 based upon the performance of our portfolio. During the nine months ended September 30, 2013, we accrued a subordinated incentive fee on income of $47,950 based upon the performance of our portfolio. During the nine months ended September 30, 2013, we paid FB Advisor $44,788 in subordinated incentive fees on income. As of September 30, 2013, a subordinated incentive fee on income of $16,555 was payable to FB Advisor. During the three months ended September 30, 2013, we reversed $1,548 of capital gains incentive fees previously accrued, and during the three months ended September 30, 2012, we accrued capital gains incentive fees of $17,421, in each case based on the performance of our portfolio. During the nine months ended September 30, 2013, we reversed $621 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the nine months ended September 30, 2012, we accrued capital gains incentive fees of $33,920 based on the performance of its portfolio, of which $27,421 was based on unrealized gains and $6,499 was based on realized gains. As of December 31, 2012, we had accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. We paid FB Advisor $11,791 in capital gains incentive fees during the nine months ended September 30, 2013. As of September 30, 2013, we had accrued $27,339 in capital gains incentive fees, of which only $734 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility at September 30, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$497,682	—	$497,682	—	—
Borrowings of Broad Street(2)	$240,000	$240,000	—	—	—
Borrowings of Race Street(3)	$906,083	$906,083	—	—	—
Borrowings of Walnut Street(4)	$248,739	—	—	$248,739	—

(1)	At September 30, 2013, $52,318 remained unused under the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

(2)	At September 30, 2013, no amounts remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 22, 2013.

(3)	At September 30, 2013, $43,917 remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of September 30, 2013, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	At September 30, 2013, $1,261 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

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

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds in excess of adjusted capital from our liquidation, as calculated immediately prior to liquidation. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of certain amendments to the investment advisory and administrative services agreement which will become effective upon the listing of our common stock on a national exchange, if any.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. We did not pay any reimbursements under this arrangement during the nine months ended September 30, 2013 or 2012.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under our dealer manager agreement with FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2013 and 2012:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,720	$19,021	$67,541	$46,570
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(1,548)	$17,421	$(621)	$33,920
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$16,555	$—	$47,950	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,243	$1,782	$4,034	$4,116
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$—	$—	$15,842

(1)	During the nine months ended September 30, 2013 and 2012, $66,240 and $37,028, respectively, in base management fees were paid to FB Advisor.

(2)	During the nine months ended September 30, 2013, we reversed $621 of capital gains incentive fees previously accrued based on performance of our portfolio. As of September 30, 2013, we had accrued capital gains incentive fees of $27,339 based on the performance of our portfolio, of which $26,605 was based on unrealized gains and $734 was based on realized gains. During the nine months ended September 30, 2012, we accrued capital gains incentive fees of $33,920 based on the performance of our portfolio, of which $27,421 was based on unrealized gains and $6,499 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, we had accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. We paid FB Advisor $11,791 in capital gains incentive fees during the nine months ended September 30, 2013.

(3)	During the nine months ended September 30, 2013, we paid $44,788 of subordinated incentive fees on income to FB Advisor. As of September 30, 2013, a subordinated incentive fee on income of $16,555 was payable to FB Advisor.

(4)	During the nine months ended September 30, 2013 and 2012, $3,520 and $3,789, respectively, of the administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $3,620 and $2,661, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2013 and 2012.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker dealers.

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

During the nine months ended September 30, 2013 and 2012, no such reimbursements were required from Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, 70.0% of our portfolio investments (based on fair value) paid variable interest rates, 26.3% paid fixed interest rates, 2.2% were income producing preferred equity investments, and the remainder (1.5%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(847)	$(2,088)	$1,241	0.3%
Current LIBOR	—	—	—	—
Up 100 basis points	3,873	8,354	(4,481)	(1.2)%
Up 300 basis points	56,330	25,061	31,269	8.2%
Up 500 basis points	110,822	41,769	69,053	18.0%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2013 and 2012, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended September 30, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	749,224	$10.20	749,224	(1)
August 1 to August 31, 2013	—	—	—	—
September 1 to September 30, 2013	—	—	—	—

Total	749,224	$10.20	749,224	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.5	Form of Amendment to Form of Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.6	Form of Selected Dealer Agreement (Included as Appendix A to the Form of Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.7	Form of Amendment to Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit A of Exhibit (h)(2) filed with Pre-Effective Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-174784) filed on October 20, 2011.)

10.8	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.9	Form of Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.10	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.11	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.12	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.18	Amended and Restated Confirmation Letter Agreement, dated as of June 9, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011.)

10.19	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.20	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.21	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Investment Management Agreement, dated as of March 18, 2011, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.23	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.25	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.28	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.29	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.30	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.31	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.33	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.35	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.36	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.38	TBMA/ISMA 2000 Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Confirmation thereto, each dated as of July 21, 2011. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.39	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.41	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.42	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.43	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.44	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.45	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.46	Collateral Management Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.47	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.48	Collateral Administration Agreement, dated as of July 21, 2011, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.49	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.50	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.51	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.52	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.53	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.54	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)