Form 10-K
period 2013-12-31
FS Investment CORP
filed 2014-02-28
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

There were 260,351,067 shares of the Registrant’s common stock outstanding as of February 27, 2014.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

FS Investment Corporation, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in December 2007 to invest in debt securities of private U.S. companies and commenced operations in January 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, we had total assets of approximately $4.4 billion.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO /Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $65.0 billion in assets under management as of December 31, 2013.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical ratings organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Corporation, or S&P). We also invest in non-rated debt securities.

During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,641,733. During the same period, we sold investments for proceeds of $1,137,264 and received principal repayments of $1,373,623. As of December 31, 2013, our investment portfolio, with a total fair value of $4,137,581, consisted of interests in 165 portfolio companies (51% in first lien senior secured loans, 22% in second lien senior secured loans, 9% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $190.7 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 97.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 40.7% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.1% based upon the amortized cost of our investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we elected not to do so during our offering stage. We believe that a non-traded structure was a more appropriate means of raising capital during our offering stage because it allowed for a more efficient deployment of capital as compared to publicly-traded BDCs. Although shares of our common stock are not currently listed for trading on a national securities exchange, we have applied to list our shares on the New York Stock Exchange LLC, or NYSE, and, subject to NYSE approval, we expect trading to commence in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will be able to list our shares for trading on the NYSE within our intended time frame or at all.

Historically, we have conducted quarterly tender offers pursuant to our share repurchase program to provide limited liquidity to our stockholders. During the year ended December 31, 2013, we repurchased 3,341,931 shares at $10.12 per share for aggregate consideration totaling $33,806. During the year ended December 31, 2012, we repurchased 1,879,983 shares at $9.75 per share for aggregate consideration totaling $18,324. During the year ended December 31, 2011, we repurchased 458,229 shares at $9.64 per share for aggregate consideration totaling $4,416. On January 2, 2014, we repurchased 872,865 shares at $10.20 per share for aggregate consideration totaling $8,903. In anticipation of the potential listing of our shares of common stock on the NYSE, our board of directors has terminated our share repurchase program effective March 21, 2014. If and when our common stock is listed on the NYSE, we anticipate that the listing will provide our stockholders with liquidity and therefore do not expect to implement a new share repurchase program following the listing.

Under our share repurchase program, we limited the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we could repurchase with the proceeds we received from the sale of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we were permitted to use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we limited the number of shares of common stock repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offered to repurchase may have been less in light of the limitations noted above.

Under the terms of our share repurchase program, we offered to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock were issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price was determined by our board of directors or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

Our Public Offering

In May 2012, we closed our continuous public offering of shares of common stock to new investors. We sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in our continuous public offering.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)(2)	$0.9098	$86,657
2012(3)(4)	0.8586	197,906
2013(5)	0.8303	212,153

(1)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(2)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(3)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(4)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(5)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

On January 7, 2014, our board of directors declared a regular monthly cash distribution of $0.0720 per share, which was paid on January 31, 2014 to stockholders of record on January 30, 2014. On February 4, 2014, our board of directors declared a regular monthly cash distribution of $0.0720 per share, which will be paid on February 28, 2014 to stockholders of record on February 27, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

About FB Advisor

FB Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by the same personnel that form the investment and operations team of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ three affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

FS Energy and Power Fund commenced operations on July 18, 2011 and is focused on generating current income and long-term capital appreciation for shareholders, primarily by making investments in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry. As of September 30, 2013, FS Energy and Power Fund had total assets of approximately $1.9 billion. FS Investment Corporation II commenced operations on June 18, 2012 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. As of September 30, 2013, FS Investment Corporation II had total assets of approximately $2.7 billion. FS Investment Corporation III intends to commence operations upon satisfying its minimum offering requirement of $2.5 million in offering proceeds raised from persons not affiliated with FS Investment Corporation III or its investment adviser and intends to focus on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. FS Global Credit Opportunities Fund commenced operations on December 12, 2013 and is focused on generating an attractive total return consisting of a high level of current income and capital appreciation, with a secondary objective of capital preservation, primarily by making investments in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.

Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund-A and FS Global Credit Opportunities Fund-D, or collectively, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

Our chairman and chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FB Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

FB Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FB Advisor was staffed with over 40 employees as of December 31, 2013 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FB Advisor’s management team, will allow FB Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, our president, Zachary Klehr, our executive vice president, and Sean Coleman, our managing director. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to FB Advisor and the compensation FB Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation II and FS Investment Corporation III pursuant to the investment sub-advisory agreements between it and each of FSIC II Advisor, LLC and FSIC III Advisor, LLC, the investment advisers to FS Investment Corporation II and FS Investment Corporation III, respectively. Furthermore, GDFM’s affiliate, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund pursuant to the investment sub-advisory agreements between it and each of FS Investment Advisor, LLC and FS Global Advisor, LLC, the investment advisers to FS Energy and Power Fund and FS Global Credit Opportunities Fund, respectively. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2013, GSO and its affiliates, excluding Blackstone, managed approximately $65.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $265.8 billion as of December 31, 2013. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the NYSE under the symbol “BX”. Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt issues also provide strong defensive characteristics. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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

Large Target Market

According to The U.S. Census Bureau, in its most recently released economic census in 2007, there were approximately 40,000 middle market companies in the U.S. with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.3 trillion in revenues and employed 32.8 million people. Middle market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies contracted to 9% of overall middle market loan volume in 2013, down from 12% in 2012 and nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions will continue and has the potential to accelerate as new regulations begin to take effect. We believe increased regulatory scrutiny as well as other regulatory changes have the potential to reduce banks’ lending activities and may serve to reduce further the role of banks in providing capital to middle market companies.

Regulatory uncertainty regarding collateralized loans obligations, or CLOs, may also limit financing available to middle market companies. Issues such as risk retention and the ability of banks to hold certain CLO securities as a result of regulatory changes may serve to inhibit future CLO creation and future lending to middle market companies. CLOs represented 53.2% of the institutional investor base for broadly syndicated loans in 2013, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private U.S. middle market companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

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

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise which could provide additional protections for our investments.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to satisfaction of certain conditions, expands our ability to co-invest in portfolio companies with our co-investment affiliates, which we believe will enhance our ability to further our investment objectives and strategy.

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

GDFM transaction sourcing capability

FB Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

We reimburse FB Advisor for expenses necessary to perform service related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FB Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We have also contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S middle market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 4.0% and 8.0% over a standard benchmark, such as the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed or a floating current yield of 6.0% to 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt or other investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

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

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from an NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints, and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FB Advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FB Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a directly originated transaction, FB Advisor and GDFM conduct detailed due diligence investigations as necessary.

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

Monitoring

Portfolio Monitoring. FB Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FB Advisor and GDFM work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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

FB Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$510,687	12%	$183,638	5%
2	3,244,518	79%	3,424,857	87%
3	340,238	8%	174,228	4%
4	40,034	1%	148,364	4%
5	2,104	0%	3,635	0%

Total	$4,137,581	100%	$3,934,722	100%

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

Exit

While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

Arch Street Credit Facility

On August 29, 2012, Arch Street Funding LLC, or Arch Street, our wholly-owned, special-purpose financing subsidiary, terminated its total return swap, or TRS, with Citibank, N.A., or Citibank, and entered into a revolving credit facility, or the Arch Street credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

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

As of December 31, 2013, $373,682 was outstanding under the Arch Street credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Arch Street credit facility.

Borrowings of Arch Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, our wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into a further amendment to the facility which extended the maturity date to December 20, 2014 and reduced the maximum amount which could be borrowed under the facility to $125,000. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

Under the Broad Street credit facility, we have from time to time transferred debt securities to Broad Street as a contribution to capital and retain a residual interest in the contributed debt securities through our ownership of Broad Street. We may contribute additional debt securities to Broad Street from time to time and Broad Street may purchase additional debt securities from various sources. Broad Street has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Broad Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Broad Street, including its portfolio of debt securities. The obligations of Broad Street under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Broad Street.

As of December 31, 2013, $125,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Broad Street credit facility.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

JPM Financing

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, we entered into an amendment, or the April 2013 amendment, to our debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011 (and previously amended on September 26, 2012). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Locust Street when the financing arrangement is fully-ramped is approximately $1,791,500. The assets held by Locust Street secure the obligations of Locust Street under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time is $1,140,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, and subsequently amended as of October 24, 2013, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $1,140,000. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility is $950,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the assets held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Race Street intends to borrow funds from us pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012 and April 23, 2013, between Race Street, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Race Street when the financing arrangement is fully-ramped is $720,000. The assets held by Race Street secure the obligations of Race Street under the JPM Facility.

In connection with the Class A Notes and the Amended and Restated Indenture, Locust Street also entered into: (i) an amended and restated collateral management agreement with us, as collateral manager, dated as of September 26, 2012, or the Locust Management Agreement, pursuant to which we will manage the assets of Locust Street; and (ii) an amended and restated collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and us, as collateral manager, dated as of September 26, 2012, or the Locust Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into a collateral management agreement with us, as collateral manager, dated as of September 26, 2012, or the Race Management Agreement, pursuant to which we will manage the assets of Race Street.

As of December 31, 2013, Class A Notes in the aggregate principal amount of $1,140,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000. As of December 31, 2013, the fair value of investments held by Locust Street was $1,870,351, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2013, the fair value of assets held by Race Street was $747,330. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the JPM Facility.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Walnut Street Credit Facility

On May 17, 2012, Walnut Street Funding LLC, or Walnut Street, our wholly-owned, special-purpose financing subsidiary, and Wells Fargo Bank, National Association, or collectively with Wells Fargo Securities, LLC, Wells Fargo, entered into a revolving credit facility, or the Walnut Street credit facility. Wells Fargo Securities, LLC serves as the administrative agent and Wells Fargo Bank, National Association is the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

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

Borrowings under the Walnut Street credit facility accrue interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of December 31, 2013, $225,000 was outstanding under the Walnut Street credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Walnut Street credit facility.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our 2013 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 17, 2013 and expiring on July 17, 2014. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment tranactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Code of Ethics

We and FB Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. On December 9, 2013, our board of directors adopted a revised code of ethics, or code of ethics, to provide (i) clarification regarding the applicability of certain provisions of the code of ethics to our officers and directors and (ii) additional requirements relating to the giving of gifts to foreign officials, foreign political parties or candidates for foreign political office. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on December 13, 2013. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorp.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a our a copy of code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we have voluntarily complied with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

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

Available Information

For so long as our charter requires, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record. In addition, for so long as our charter requires, we will distribute our annual report on Form 10-K to all stockholders within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorp.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

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

Risks Related to Our Business and Structure

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions or downturns could have a material adverse effect on our business.

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

Future downgrades of the U.S. credit rating and global economic uncertainty could negatively impact our business, financial condition and results of operations.

In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. In January 2012, S&P’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P’s Ratings Services further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

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

In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FB Advisor has entered into with us and GDFM, respectively, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FB Advisor, upon 120 days’ notice to us (which will be reduced to 60 days’ notice upon the listing of shares of our common stock on a national securities exchange). The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FB Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FB Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FB Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

We may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities.

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

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

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

As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal control and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

We may be obligated to pay FB Advisor incentive compensation on income that we have not received.

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

The members of the senior management and investment teams of both FB Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FB Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II, and FS Investment Corporation III and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FB Advisor to manage our day-to-day activities and to implement our investment strategy. FB Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FB Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FB Advisor and its employees will devote only as much of its or their time to our business as FB Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FB Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its affiliate, GSO, serves as investment sub-adviser to Franklin Square Holdings’ three other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FB Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FB Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FB Advisor nor GDFM, or individuals employed by FB Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well, as those stockholders that are not affiliated with us, approve such sale. At our 2013 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 17, 2013 and expiring on July 17, 2014.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FB Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We may not realize gains from our equity investments.

Certain investments that we may make may include warrants or other equity-linked securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Our wholly-owned subsidiary, Broad Street, has entered into the Broad Street credit facility with Deutsche Bank. The agreements governing the Broad Street credit facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or us; (e) our ceasing to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in our or their investment advisory capacities. An event of default under the Broad Street credit facility would result, among other things, in the termination of the availability of further funds under the Broad Street credit facility and an accelerated maturity date for all amounts outstanding under the Broad Street credit facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the Broad Street credit facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC.

The agreements governing the Broad Street credit facility also require Broad Street to comply with certain operational covenants. These covenants require Broad Street to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the Broad Street credit facility. The occurrence of certain “Super-Collateralization Events” results in an increase of the minimum aggregate value of eligible assets that Broad Street is required to maintain. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in our or their investment advisory capacities. A decline in the value of assets owned by Broad Street or the occurrence of a Super-Collateralization Event under the Broad Street credit facility could result in us being required to contribute additional assets to Broad Street, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our stockholders.

The failure to meet collateral requirements under the Broad Street credit facility or the occurrence of any other event of default which results in the termination of the Broad Street credit facility may force Broad Street or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the Broad Street credit facility, Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the Broad Street credit facility and could sell such assets in order to satisfy amounts due under the Broad Street credit facility.

Each borrowing under the Broad Street credit facility is subject to the satisfaction of certain conditions. We cannot assure stockholders that Broad Street will be able to borrow funds under the Broad Street credit facility at any particular time or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Broad Street Credit Facility” for a more detailed discussion of the terms of the Broad Street credit facility.

We are subject to risks associated with our debt securitization facility.

On April 23, 2013, through two wholly-owned subsidiaries, Locust Street and Race Street, we entered into an amendment to our debt financing arrangement with JPM, pursuant to which up to $950 million will be made available to us to fund investments and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing transaction, assets in our portfolio having an aggregate market value of approximately $1,792 million secure the obligations of Locust Street under the Class A Notes to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $1,140 million and mature on April 15, 2024. Race Street will purchase the issued Class A Notes from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $1,140 million. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $950 million.

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

Any dividends or other payments in respect of our equity interest in Locust Street are subordinated in priority of payment to the Class A Notes. In addition, Locust Street is subject to certain payment restrictions set forth in the Amended and Restated Indenture in respect of our equity interest.

We will receive cash distributions based on our investment in Locust Street only if Locust Street has made all required cash interest payments on the Class A Notes. We cannot assure stockholders that distributions on the assets held by Locust Street will be sufficient to make any distributions to us or that the yield on our investment in Locust Street will meet our expectations.

Our equity investment in Locust Street is unsecured and ranks behind all of the creditors, known or unknown, of Locust Street, including the holders of the Class A Notes. Consequently, if the value of Locust Street’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Locust Street could be reduced. Accordingly, our investment in Locust Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Locust Street’s assets decreases and Locust Street is unable to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s assets is not sufficient to meet Race Street’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

Our equity investment in Race Street is subordinated to the debt obligations of Race Street.

Any dividends or other payments in respect of our equity interest in Race Street are subordinated in priority of payment to Race Street’s payment obligations under the JPM Facility. In addition, Race Street is subject to certain payment restrictions set forth in the JPM Facility in respect of our equity interest.

We will receive cash distributions based on our investment in Race Street only if Race Street has made all required payments under the JPM Facility. We cannot assure stockholders that distributions on the assets held by Race Street, including the Class A Notes, will be sufficient to make any distributions to us or that the yield on our investment in Race Street will meet our expectations.

Our equity investment in Race Street is unsecured and ranks behind all of the creditors, known or unknown, of Race Street, including JPM. Consequently, if the value of Race Street’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Race Street could be reduced. Accordingly, our investment in Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Race Street’s assets decreases or Locust Street fails to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s assets is not sufficient to meet Race Street’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

Our equity investments in Locust Street and Race Street have a high degree of leverage.

The maximum aggregate principal amount of the Class A Notes that may be issued is $1,140 million and the aggregate market value of assets expected to be held by Locust Street when the financing arrangement is fully-ramped is approximately $1,792 million. Similarly, the maximum repurchase amount payable at any time by Race Street to JPM under the JPM Facility is $950 million, plus applicable interest, and the aggregate market value of assets expected to be held by Race Street when the financing arrangement is fully-ramped is $720 million. The market value of our equity assets in Locust Street and Race Street may be significantly affected by a variety of factors, including changes in the market value of the assets held by Locust Street and Race Street, changes in distributions on the assets held by Locust Street and Race Street, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investments in Locust Street and Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Locust Street under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Amended and Restated Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Amended and Restated Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Locust Street. Locust Street may not have proceeds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Locust Street to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Locust Street may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Amended and Restated Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of assets held by Locust Street to the amount of interest payable in respect of the Class A Notes. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of assets held by Locust Street must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate par value of the portfolio of assets (other than any asset acquired for a purchase price of less than 80% of its par value, which asset will be assigned a value equal to its purchase price) plus cash held by Locust Street to the aggregate outstanding par value of the Class A Notes. To meet the Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any assets acquired for a purchase price of less than 80% of its par value, which assets will be assigned a value equal to its purchase price) plus cash held by Locust Street must equal at least 145.36% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of assets (other than any defaulted assets, which assets will be assigned a value equal to its market value) held by Locust Street to the aggregate outstanding par value of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any defaulted assets, which assets will be assigned a value equal to its market value) held by Locust Street must equal at least 130% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of assets held by Locust Street to certain benchmarks as described more fully in the Amended and Restated Indenture.

If the Class A Interest Coverage Test or the Class A Par Value Test is not satisfied on any date on which compliance is measured, Locust Street is required to apply available amounts to the repayment of the outstanding principal of the Class A Notes to satisfy the applicable tests. Failure to satisfy the Additional Class A Par Value Test on any measurement date constitutes an event of default under the Amended and Restated Indenture. Obligations that may be added to the portfolio of assets held by Locust Street and constituting collateral from time to time under the Amended and Restated Indenture are subject to certain restrictions in respect of the quality tests referenced above and more fully described in the Amended and Restated Indenture.

The market value of the underlying assets held by Locust Street and Race Street may decline causing Race Street to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the JPM Facility the market value of the underlying assets held by Locust Street securing the Class A Notes declines below the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the underlying assets held by Race Street must be at least $648 million, or the Market Value Requirement. In either such event, in order to satisfy these requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Race Street to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Locust Street or Race Street, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Locust Street and Race Street, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Locust Street and Race Street. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Locust Street or Race Street holding assets that do not meet certain specified criteria for the investments made by it. This could adversely impact the coverage and quality tests under the Amended and Restated Indenture applicable to Locust Street. This could also adversely impact the ability of Locust Street to meet the Margin Threshold and Race Street to meet the Market

Value Requirement. Any amendment, waiver, modification or other restructuring that reduces Locust Street’s compliance with the coverage and quality tests under the Amended and Restated Indenture will make it more likely that Locust Street will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring that reduces Locust Street’s ability to meet the Margin Threshold or Race Street’s ability to meet the Market Value Requirement will make it more likely that Race Street will need to retain assets, including cash, to increase the market value of the assets held by Race Street and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying assets held by Locust Street is less than the Margin Threshold. Any such use of cash by Locust Street or Race Street would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Locust Street or Race Street.

We receive cash from Locust Street and Race Street only to the extent that Locust Street or Race Street, respectively, makes distributions to us. Locust Street may make distributions to us, in turn, only to the extent permitted by the Amended and Restated Indenture. The Amended and Restated Indenture generally provides that distributions by Locust Street may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Race Street may make distributions to us only to the extent permitted by the JPM Facility. The JPM Facility generally provides that distributions by Race Street may not be made if the Margin Threshold has not been met or if the market value of the underlying loans held by Race Street is less than the Market Value Requirement. If we do not receive cash from Locust Street or Race Street, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

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

Our shares are illiquid assets for which there is not a secondary market. We have applied to list our shares on the NYSE, and, subject to NYSE approval, we expect trading to commence in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors.

There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of shares of our common stock on a national securities exchange, including the NYSE, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company.

Historically, we conducted quarterly tender offers pursuant to our share repurchase program to provide limited liquidity to our stockholders. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program. However, in anticipation of the potential listing of our shares of common stock on the NYSE, our board of directors has terminated our share repurchase program effective March 21, 2014, so, until our shares of common stock are listed or a new share repurchase program is adopted, stockholders have no source of liquidity other than privately negotiated transactions.

If our shares are listed, we cannot assure stockholders that a public trading market will develop. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include (1) a listing of shares of our common stock on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. We have applied to list our shares on the NYSE and, subject to NYSE approval, we expect trading to commence in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event or adopt a new share repurchase program, liquidity for an investor’s shares will be limited to privately negotiated transactions.

If we list our shares of common stock on a national securities exchange, our shares of common stock may trade at a discount from net asset value, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. Upon a listing of shares of our common stock on a national securities exchange, it is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2013 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 17, 2013 and expiring on July 17, 2014. We may not be able to obtain the necessary approvals to sell shares of common stock below net asset value after that date.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of the sale of shares of our common stock and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of the sale of shares of our common stock or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our distribution reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the distribution reinvestment plan may experience dilution over time. On February 19, 2014, we notified stockholders that we planned to terminate our distribution reinvestment plan in contemplation of, and subject to, the potential listing of our shares of common stock on the NYSE. Subject to applicable legal restrictions and the discretion of our board of directors, we expect to adopt a new distribution reinvestment plan following and in connection with the listing of our shares of common stock on the NYSE. Stockholders who do not participate in any new distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder. If our current distribution reinvestment plan is terminated and pending the adoption of a new distribution reinvestment plan, stockholders that had elected to participate in the earlier distribution reinvestment plan will receive cash rather than shares of common stock in respect of any cash distribution we declare.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

Moreover, upon the listing of shares of our common stock on a national securities exchange, our charter will include provisions that classify our board of directors into three classes serving staggered three-year terms, as well as increase the vote and standard required to remove a director.

These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

The existence of a large number of outstanding shares and stockholders prior to completion of the listing of our common stock on a national securities exchange could negatively affect our stock price.

As of February 27, 2014, we had 260,351,067 shares of common stock outstanding. Prior to a listing of shares of our common stock on a national securities exchange, which we expect to occur on the NYSE, subject to NYSE approval, in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors, the ability of stockholders to liquidate their investments was limited. Subsequent to a listing of our common stock on a national securities exchange, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

There is currently no public market for our common stock, and a market for our common stock may never develop, which could result in stockholders being unable to monetize their investment.

Prior to a listing of our common stock on a national securities exchange, which we expect to occur on the NYSE, subject to NYSE approval, in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors, there has been no public market for our common stock. We cannot assure you that the listing will be successfully completed. We cannot assure you that the price of our common stock available in the public market will reflect our actual financial performance. We have applied to list our common stock on the NYSE under the symbol “FSIC.” Listing on the NYSE does not ensure that an actual market will develop for our common stock. Accordingly, no assurance can be given as to:

•	the likelihood that an active market for the stock will develop;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their common stock; or

•	the price that our stockholders may obtain for their common stock.

Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Some of the factors that could negatively affect our stock price include:

•

significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of our RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of FB Advisor’s or GDFM’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the economy;

•	general economic trends and other external factors; and

•	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

Upon a listing of shares of our common stock on a national securities exchange, the issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the requirement that asset coverage be at least 200%.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Although shares of our common stock are not currently listed for trading on a national securities exchange, we have applied to list our shares on the NYSE, and, subject to NYSE approval, we expect trading to commence in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. In May 2012, we closed our continuous public offering of shares of our common stock to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

Set forth below is a chart describing the classes of our securities outstanding as of February 27, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	260,351,067

As of February 27, 2014, we had 59,023 record holders of our common stock.

Share Repurchase Program

Historically, we have conducted quarterly tender offers pursuant to our share repurchase program to provide limited liquidity to our stockholders. The first such tender offer commenced in March 2010, and the repurchase occurred in connection with our April 1, 2010 share closing. In anticipation of the potential listing or our shares of common stock on the NYSE, our board of directors has terminated our share repurchase program effective March 21, 2014. If and when our common stock is listed on the NYSE, we anticipate that the listing will provide our stockholders with liquidity and therefore do not expect to implement a new share repurchase program following the listing.

Prior to the termination of our share repurchase program in anticipation of the listing, our board of directors considered the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

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

We limited the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we could repurchase with the proceeds we received from the sale of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we were also permitted to use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we limited the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offered to repurchase may have been less in light of the limitations noted above.

Under the terms of our share repurchase program, we offered to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock were issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price was determined by our board of directors or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013	656,541	$10.20	656,541	(1)
November 1 to November 30, 2013	—	—	—	—
December 1 to December 31, 2013	—	—	—	—

Total	656,541	$10.20	656,541	(1)

(1)	A description of the maximum number of shares that could have been purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

Following the commencement of our operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. While we previously paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)(2)	$0.9098	$86,657
2012(3)(4)	0.8586	197,906
2013(5)	0.8303	212,153

(1)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(2)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(3)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(4)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(5)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

On January 7, 2014, our board of directors declared a regular monthly cash distribution of $0.0720 per share, which was paid on January 31, 2014 to stockholders of record on January 30, 2014. On February 4, 2014, our board of directors declared a regular monthly cash distribution of $0.0720 per share, which will be paid on February 28, 2014 to stockholders of record on February 27, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan. On February 19, 2014, we notified stockholders that we planned to terminate our distribution reinvestment plan in contemplation of, and subject to, the potential listing of our shares of common stock on the NYSE. Subject to applicable legal restrictions, and the discretion of our board of directors, we expect to adopt a new distribution reinvestment plan following and in connection with the listing of our shares of common stock on the NYSE. If our current distribution reinvestment plan is terminated and pending the adoption of a new distribution reinvestment plan, stockholders that had elected to participate in the earlier distribution reinvestment plan will receive cash rather than shares of common stock in respect of any cash distribution we declare.

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

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. During the years ended December 31, 2013, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for a detailed discussion of the expense reimbursement agreement.

We may fund our cash distributions to stockholders from any sources of funds available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2013, 2012 or 2011 represented a return of capital for tax purposes. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	212,153	100%	144,364	73%	74,663	86%
Capital gains proceeds from the sale of assets	—	—	53,542	27%	11,994	14%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$212,153	100%	$197,906	100%	$86,657	100%

(1)	During the years ended December 31, 2013, 2012 and 2011, 89.3%, 92.1% and 89.6%, respectively, of our gross investment income was attributable to cash interest earned, 9.1%, 6.8% and 9.2%, respectively, was attributable to non-cash accretion of discount and 1.6%, 1.1% and 1.2%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2013, 2012 and 2011 was $236,936, $185,513 and $91,254, respectively. As of December 31, 2013, 2012 and 2011, we had $137,867, $57,740 and $16,591, respectively, of undistributed net investment income and realized gains on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2012 was adjusted following the filing of our 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2012 exceeding U.S. generally accepted accounting principles, or GAAP, basis income with respect to collateralized securities and interests in partnerships held in our investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes and, with respect to the years ended December 31, 2012 and 2011, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the amount by which tax-basis income received by us with respect to collateralized securities and interests in partnerships exceeded our GAAP-basis income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
GAAP-basis net investment income	$244,976	$133,907	$71,364
Tax accretion of discount on investments	—	—	4,035
Reversal of incentive fee accrual on unrealized gains	2,583	27,960	(4,063)
Taxable income adjustment on collateralized securities and partnerships	—	9,355	14,446
Excise taxes	5,742	500	—
Tax-basis net investment income portion of total return swap payments	—	12,356	5,169
Reclassification of unamortized original issue discount	(15,904)	—	—
Other miscellaneous differences	(461)	1,435	303

Tax-basis net investment income	$236,936	$185,513	$91,254

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively. During the years ended December 31, 2012 and 2011, we reduced accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $13,480 and $9,385, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 and $9,385, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2013	2012
Distributable ordinary income	$82,523	$57,740
Distributable realized gains	55,344	—
Incentive fee accrual on unrealized gains	(30,543)	(27,960)
Unamortized organization costs	(429)	(472)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	67,085	84,352

	$173,980	$113,660

(1)	As of December 31, 2013 and 2012, the gross unrealized appreciation on our investments and gain on foreign currency was $136,679 and $114,920, respectively. As of December 31, 2013 and 2012, the gross unrealized depreciation on our investments and loss on foreign currency was $69,594 and $30,568, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $4,070,314 and $3,840,245 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, was $67,085 and $84,352 as of December 31, 2013 and 2012, respectively.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of operations data:
Investment income	$474,566	$303,222	$115,484	$30,670	$4,420
Operating expenses
Total expenses	229,590	169,315	44,120	21,278	2,509
Less: Expense reimbursement from sponsor	—	—	—	—	(240)

Net expenses	229,590	169,315	44,120	21,278	2,269

Net investment income (loss)	244,976	133,907	71,364	9,392	2,151
Total net realized and unrealized gain (loss) on investments	20,864	196,292	(17,894)	18,872	9,305

Net increase (decrease) in net assets resulting from operations	$265,840	$330,199	$53,470	$28,264	$11,456

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.96	$0.59	$0.76	$0.40	$0.48

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$1.04	$1.45	$0.57	$1.21	$2.57

Distributions declared(2)	$0.83	$0.86	$0.91	$0.87	$0.67

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Total assets	$4,444,577	$4,346,753	$2,144,225	$782,005	$110,068

Credit facilities and repurchase agreement payable	$1,673,682	$1,649,713	$554,286	$297,201	$—

Total net assets	$2,640,992	$2,511,738	$1,498,892	$389,232	$93,197

Other data:
Total return(3)	10.43%	15.83%	8.93%	13.08%	33.33%
Number of portfolio company investments at period end	165	263	183	144	50
Total portfolio investments for the period	$2,641,733	$3,863,334	$1,978,499	$849,242	$106,098
Proceeds from sales and prepayments of investments	$2,510,887	$1,971,447	$858,661	$240,054	$16,717

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations and conditions in our operating areas;

•	our ability to complete the listing of our shares of common stock on the NYSE;

•	the extent to which we may purchase shares of common stock following the listing pursuant to any future tender offer;

•	the price at which our shares of common stock may trade on the NYSE, which may be higher or lower than the purchase price in any such tender offer; and

•	the number of shares of common stock acquired in such repurchases and the terms, timing, costs and interests rate on any indebtedness incurred to fund such repurchases.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and their global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and CLOs.

In the case of event driven investments, we intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FB Advisor and GDFM.

In addition, our relationship with GSO, one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

Broadly Syndicated/Other: Although our primary focus is to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by an NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P).We also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FB Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FB Advisor.

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

•

research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FB Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments;

•	costs associated with our chief compliance officer; and

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from proceeds of the sale of shares of our common stock or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters. During the years ended December 31, 2013, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings. Accordingly, as of December 31, 2013, there were no unreimbursed expense support payments subject to future reimbursement by us.

Portfolio Investment Activity for the Year Ended December 31, 2013 and 2012

During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,641,733. During the same period, we sold investments for proceeds of $1,137,264 and received principal repayments of $1,373,623. As of December 31, 2013, our investment portfolio, with a total fair value of $4,137,581, consisted of interests in 165 portfolio companies (51% in first lien senior secured loans, 22% in second lien senior secured loans, 9% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $190.7 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 97.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 40.7% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.1% based upon the amortized cost of our investments.

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

The decrease in the percentage of investments in our portfolio that were rated as of December 31, 2013 compared to December 31, 2012 can be primarily attributed to the increase in directly originated investments during 2013 that are less likely to be rated.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2013 and 2012:

	For the Year Ended
Net Investment Activity	December 31, 2013	December 31, 2012
Purchases	$2,641,733	$3,863,334
Sales and Redemptions	(2,510,887)	(1,971,447)

Net Portfolio Activity	$130,846	$1,891,887

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,646,725	62%	$2,208,650	57%
Senior Secured Loans—Second Lien	446,626	17%	571,638	15%
Senior Secured Bonds	231,539	9%	403,326	11%
Subordinated Debt	239,201	9%	531,551	14%
Collateralized Securities	47,340	2%	52,822	1%
Equity/Other	30,302	1%	95,347	2%

Total	$2,641,733	100%	$3,863,334	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,080,228	$2,123,608	51%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	875,276	897,845	22%	752,392	764,356	19%
Senior Secured Bonds	414,297	385,548	9%	460,040	466,299	12%
Subordinated Debt	421,964	426,728	10%	491,906	511,971	13%
Collateralized Securities	120,206	140,508	4%	91,411	118,994	3%
Equity/Other	142,114	163,344	4%	114,499	127,943	3%

	$4,054,085	$4,137,581	100%	$3,825,244	$3,934,722	100%

(1)	Amortized costs represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2013	December 31, 2012
Number of Portfolio Companies	165	263
% Variable Rate (based on fair value)	72.2%	69.4%
% Fixed Rate (based on fair value)	23.5%	26.6%
% Income Producing Preferred Equity (based on fair value)	2.4%	1.7%
% Non-Income Producing Equity or Other Investments (based on fair value)	1.9%	2.3%
Average Annual EBITDA of Portfolio Companies	$190,700	$302,000
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.1%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.6%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2013:

New Direct Originations	For the Three Months Ended December 31, 2013	For the Year Ended December 31, 2013
Total Commitments (including Unfunded Commitments)	$86,913	$1,559,115
Exited Investments (including partial paydowns)	(188,718)	(519,894)

Net Direct Originations	$(101,805)	$1,039,221

	For the Three Months Ended December 31, 2013		For the Year Ended December 31, 2013
New Direct Originations by Asset Class	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$67,500	78%	$1,105,046	71%
Senior Secured Loans—Second Lien	—	—	232,000	15%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	175,000	11%
Collateralized Securities	16,740	19%	16,740	1%
Equity/Other	2,673	3%	30,329	2%

Total	$86,913	100%	$1,559,115	100%

	For the Three Months Ended December 31, 2013	For the Year Ended December 31, 2013
Average New Direct Origination Commitment Amount	$21,728	$55,683
Weighted Average Maturity for New Direct Originations	5/19/19	1/1/19
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.2%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	16.9%	14.0%

Characteristics of All Direct Originations held in Portfolio	As of December 31, 2013
Number of Portfolio Companies	35
Average Annual EBITDA of Portfolio Companies	$34,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.0x
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,096,806	51%	$1,063,807	27%
Opportunistic	1,155,322	28%	1,200,342	31%
Broadly Syndicated/Other	885,453	21%	1,670,573	42%

Total	$4,137,581	100%	$3,934,722	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$51,551	1%	$41,479	1%
Capital Goods	858,352	21%	675,187	17%
Commercial & Professional Services	318,196	8%	271,978	7%
Consumer Durables & Apparel	306,917	7%	264,722	7%
Consumer Services	436,650	11%	293,408	7%
Diversified Financials	160,678	4%	220,622	6%
Energy	468,036	11%	430,444	11%
Food & Staples Retailing	29,484	1%	96,739	2%
Food, Beverage & Tobacco	4,042	0%	9,713	0%
Health Care Equipment & Services	176,010	4%	362,456	9%
Household & Personal Products	66,300	2%	78,124	2%
Insurance	17,814	0%	28,623	1%
Materials	233,719	6%	199,089	5%
Media	193,283	5%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	57,794	1%	37,259	1%
Retailing	69,171	2%	24,652	1%
Semiconductors & Semiconductor Equipment	—	—	8,820	0%
Software & Services	366,976	9%	339,641	9%
Technology Hardware & Equipment	134,121	3%	94,128	2%
Telecommunication Services	178,977	4%	152,458	4%
Transportation	9,510	0%	29,104	1%
Utilities	—	—	121,477	3%

Total	$4,137,581	100%	$3,934,722	100%

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013, we had five such investments with aggregate unfunded commitments of $48,439 and one equity investment with an unfunded commitment of $4,629. As of December 31, 2012, we had three such investments with aggregate unfunded commitments of $14,804. We maintain sufficient cash on hand to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$510,687	12%	$183,638	5%
2	3,244,518	79%	3,424,857	87%
3	340,238	8%	174,228	4%
4	40,034	1%	148,364	4%
5	2,104	0%	3,635	0%

Total	$4,137,581	100%	$3,934,722	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

We generated investment income of $474,566 and $303,222 for the years ended December 31, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $423,585 and $279,152 of cash income earned as well as $50,981 and $24,070 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth in the average balance of our portfolio over the last year and the increase in the number of directly originated transactions during the year.

Expenses

Our total expenses were $229,590 and $169,315 for the years ended December 31, 2013 and 2012, respectively. Our expenses include base management fees attributed to FB Advisor of $90,247 and $68,059 for the years ended December 31, 2013 and 2012, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $5,165 and $5,297 for the years ended December 31, 2013 and 2012, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $62,253 based upon the performance of our portfolio and paid FB Advisor $61,343 in respect of such fee. As of December 31, 2013, a subordinated incentive fee on income of $14,303 was payable to FB Advisor. During the year ended December 31, 2012, we accrued a subordinated incentive fee on income of $13,393 based upon the performance of our portfolio and paid FB Advisor $0 in respect of such fee. During the year ended December 31, 2013, we accrued capital gains incentive fees of $4,173 based on the performance of our portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $50,763 and $30,227 for the years ended December 31, 2013 and 2012, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,390 and $1,495 for the years ended December 31, 2013 and 2012, respectively. We incurred fees and expenses with our stock transfer agent of $2,820 and $3,641 for the years ended December 31, 2013 and 2012, respectively. Fees for our board of directors were $943 and $933 for the years ended December 31, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $6,094 and $6,019 for the years ended December 31, 2013 and 2012, respectively, and consisted of the following:

	Year Ended December 31,
	2013	2012
Expenses associated with our independent audit and related fees	$572	$769
Compensation of our chief compliance officer	100	88
Legal fees	1,510	1,443
Printing fees	1,500	888
Other	2,412	2,831

Total	$6,094	$6,019

During the years ended December 31, 2013 and 2012, we accrued $5,742 and $500, respectively, for excise taxes.

During the years ended December 31, 2013 and 2012, the ratio of our expenses to our average net assets was 8.90% and 7.67%, respectively. Our ratio of expenses to our average net assets during the years ended December 31, 2013 and 2012 includes $50,763 and $30,227, respectively, related to interest expense, $66,426 and $53,144, respectively, related to accruals for incentive fees and an accrual of $5,742 and $500, respectively, for excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 4.14% and 3.87% for the years ended December 31, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of expenses to average net assets during the year ended December 31, 2013 compared to the year ended December 31, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the TRS and the replacement of such financing arrangement with a revolving credit facility.

Net Investment Income

Our net investment income totaled $244,976 ($0.96 per share) and $133,907 ($0.59 per share) for the years ended December 31, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, our ability to efficiently deploy capital following the closing of our public offering and the increase in the number of directly originated transactions during the year.

Net Realized Gains or Losses

We sold investments and received principal repayments of $1,137,264 and $1,373,623, respectively, during the year ended December 31, 2013, from which we realized a net gain of $47,014. We also realized a net loss of $111 from settlements on foreign currency during the year ended December 31, 2013. We sold investments and received principal repayments of $926,136 and $1,045,311, respectively, during the year ended December 31, 2012, from which we realized a net gain of $47,008. We also earned $19,607 from periodic net settlement payments on our TRS and realized a net gain of $407 from settlements on foreign currency during the year ended December 31, 2012.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(25,982) and the net change in unrealized gain (loss) on foreign currency totaled $(57). For the year ended December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $127,399, the net change in unrealized appreciation (depreciation) on our TRS was $1,996 and the net change in unrealized gain (loss) on foreign currency totaled $(125). The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2013 was primarily driven by the conversion of unrealized gains in 2012 to realized gains in 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2013, the net increase in net assets resulting from operations was $265,840 ($1.04 per share) compared to a net increase in net assets resulting from operations of $330,199 ($1.45 per share) during the year ended December 31, 2012.

Comparison of the Years Ended December 31, 2012 and December 31, 2011

Revenues

We generated investment income of $303,222 and $115,484 for the years ended December 31, 2012 and 2011, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $279,152 and $103,477 of cash income earned as well as $24,070 and $12,007 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2012 and 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income was primarily due to the growth of our portfolio during the year ended December 31, 2012.

Expenses

Our total expenses were $169,315 and $44,120 for the years ended December 31, 2012 and 2011, respectively. Our expenses include base management fees attributed to FB Advisor of $68,059 and $27,791 and administrative services expenses attributed to FB Advisor of $5,297 and $2,625 for the years ended December 31, 2012 and 2011, respectively.

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

We recorded interest expense of $30,227 and $11,334 for the years ended December 31, 2012 and 2011, respectively, relating to our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,495 and $878 for the years ended December 31, 2012 and 2011, respectively. We incurred fees and expenses with our stock transfer agent of $3,641 and $2,028 for the years ended December 31, 2012 and 2011, respectively. Fees for our board of directors were $933 and $694 for the years ended December 31, 2012 and 2011, respectively.

Our other general and administrative expenses totaled $6,019 and $2,833 for the years ended December 31, 2012 and 2011, respectively, and consisted of the following:

	Year Ended December 31,
	2012	2011
Expenses associated with our independent audit and related fees	$769	$540
Compensation of our chief financial officer and our chief compliance officer(1)	88	105
Legal fees	1,443	477
Printing fees	888	600
Other	2,831	1,111

Total	$6,019	$2,833

(1)	On March 14, 2011, William Goebel was appointed as our chief financial officer. Prior to that date, we had contracted with Pine Hill Group, LLC to provide the services of Charles Jacobson as our chief financial officer. Mr. Goebel is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity. As a result, for periods after March 31, 2011, this line item does not include compensation paid to our chief financial officer and only represents compensation paid to our chief compliance officer.

During the year ended December 31, 2012, we accrued $500 for excise taxes.

During the years ended December 31, 2012 and 2011, the ratio of our expenses to our average net assets was 7.67% and 5.01%, respectively. Our ratio of expenses to our average net assets during the years ended December 31, 2012 and 2011 includes $30,227 and $11,334, respectively, related to interest expense, $53,144 and $(4,063), respectively, related to accruals for incentive fees and an accrual in 2012 of $500 for excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.87% and 4.18% for the years ended December 31, 2012 and 2011, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses, exclusive of interest expense and incentive fees, to average net assets during the year ended December 31, 2012 compared to the year ended December 31, 2011 can primarily be attributed to economies of scale resulting from a larger asset base relative to our operating expenses.

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

Net Realized Gains or Losses

We sold investments and received principal repayments of $926,136 and $1,045,311, respectively, during the year ended December 31, 2012, from which we realized net gains of $47,008. During the year ended December 31, 2012, we also earned $19,607 from periodic net settlement payments on our TRS and realized a net gain of $407 from settlements on foreign currency. We sold investments and received principal repayments of $476,087 and $382,574, respectively, during the year ended December 31, 2011, from which we realized net gains of $14,920. During the year ended December 31, 2011, we also earned $5,169 from periodic net settlement payments on our TRS.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $127,399, the net change in unrealized appreciation (depreciation) on our TRS was $1,996 and the net change in unrealized gain (loss) on foreign currency totaled $(125). For the year ended December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(35,987), the net change in unrealized appreciation (depreciation) on our TRS was $(1,996), and the net change in unrealized gain (loss) on foreign currency was $0. The net change in unrealized appreciation (depreciation) on our investments and our TRS during the year ended December 31, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the period. The net change in unrealized appreciation (depreciation) on our investments and our TRS during the year ended December 31, 2011 was primarily driven by a general widening of credit spreads during the third quarter of 2011 resulting from, among other things, uncertainty surrounding European sovereign debt.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2012, the net increase in net assets resulting from operations was $330,199 ($1.45 per share) compared to a net increase in net assets resulting from operations of $53,470 ($0.57 per share) during the year ended December 31, 2011.

Financial Condition, Liquidity and Capital Resources

Overview

In May 2012, we closed our continuous public offering of shares of common stock to new investors. We sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross proceeds of $2,605,158 in our continuous public offering. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. As of February 27, 2014, we had sold a total of 267,132,789 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,802,259, including approximately $1,000 contributed by the principals of our investment adviser in February 2008.

During the year ended December 31, 2013, we issued 10,771,271 shares of our common stock pursuant to our distribution reinvestment plan for gross proceeds of $109,373 at an average price per share of $10.15.

During the year ended December 31, 2012, we sold 93,380,264 shares of our common stock for gross proceeds of $985,195. The gross proceeds received include reinvested stockholder distributions of $98,763, for which we issued 10,140,536 shares of common stock. During the year ended December 31, 2012, we also incurred offering costs of $3,234 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $83,084 for the year ended December 31, 2012. These sales commissions and fees include $15,842 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is one of our affiliates.

During the year ended December 31, 2011, we sold 119,516,108 shares of our common stock for gross proceeds of $1,269,375. The gross proceeds received include reinvested stockholder distributions of $37,241, for which we issued 3,662,625 shares of common stock. During the year ended December 31, 2011, we also incurred offering costs of $6,669 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $115,443 for the year ended December 31, 2011. These sales commissions and fees include $22,109 retained by FS2.

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

Although shares of our common stock are not currently listed for trading on a national securities exchange, we have applied to list our shares on the NYSE and, subject to NYSE approval, expect trading to commence in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will be able to list our shares for trading on the NYSE within our intended time frame or at all.

We anticipate that we will conduct a tender offer, or the Tender Offer, to purchase up to $250,000 in shares of our common stock in connection with our listing, pursuant to which our stockholders will be permitted to tender their shares of common stock to us for cash, subject to the terms and conditions of the Tender Offer. We expect that any such Tender Offer will commence at the time of the listing and will remain open for a period of at least 20 business days following the date of the listing. The terms of the Tender Offer, including the size thereof, will be determined by our board of directors prior to commencement of the Tender Offer.

The Tender Offer described in this annual report on Form 10-K has not yet commenced, and this annual report on Form 10-K is neither an offer to purchase nor a solicitation of an offer to sell any shares of our common stock or any other securities. On the commencement date of the Tender Offer, if any, we will file a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and related documents, with the SEC. The offer to purchase shares of our common stock will only be made pursuant to the offer to purchase, the letter of transmittal and related documents filed with such Schedule TO. Stockholders are urged to read the tender offer statement (including an offer to purchase, a related letter of transmittal and the other offer documents), as they may be amended from time to time, when they become available because they will contain important information that should be read carefully before making any decision with respect to the Tender Offer. Stockholders may obtain a free copy of these statements (when available) at the website maintained by the SEC at www.sec.gov or by directing such requests to the information agent for the Tender Offer. In addition, the tender offer statement and related documentation (when available) may be obtained by directing such requests to us at (877) 628-8575.

Historically, we conducted quarterly tender offers pursuant to our share repurchase program to provide our stockholders with limited liquidity. In anticipation of the potential listing of our shares of common stock on the NYSE, our board of directors has terminated our share repurchase program effective March 21, 2014. If and when our common stock is listed on the NYSE, we anticipate that the listing will provide our stockholders with liquidity and therefore do not expect to implement a new share repurchase program following the listing.

The following table provides information concerning our repurchases pursuant to our share repurchase program during the years ended December 31, 2013, 2012 and 2011:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2011
December 31, 2010	January 3, 2011	99,633	100%	$9.585	$955
March 31, 2011	April 1, 2011	158,258	100%	$9.675	$1,531
June 30, 2011	July 1, 2011	79,250	100%	$9.675	$767
September 30, 2011	October 3, 2011	121,088	100%	$9.585	$1,161
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
September 30, 2012	October 1, 2012	672,064	100%	$9.900	$6,653
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642
September 30, 2013	October 1, 2013	656,541	100%	$10.200	$6,697

On January 2, 2014, we repurchased 872,865 shares (representing 100% of shares of common stock tendered for repurchase) at $10.20 per share for aggregate consideration totaling $8,903.

As of December 31, 2013, we had $227,328 in cash, which we held in a custodial account, and $201,318 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of December 31, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 1.75%	$373,682	$176,318	August 29, 2015
Broad Street Credit Facility	Revolving	L + 1.50%	$125,000	$—	December 20, 2014
JPM Facility	Repurchase	3.25%	$950,000	$—	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$225,000	$25,000	May 17, 2017

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

As of December 31, 2013 and 2012, $373,682, and $497,682, respectively, was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2013, $2,458 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 1.99% per annum as of December 31, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. We recorded interest expense of $11,885 and $4,295, for the years ended December 31, 2013 and 2012, respectively, of which $1,481 and $507, respectively, related to the amortization of deferred financing costs and $311 and $22, respectively, related to commitment fees on the unused portion of the facility. We paid $12,121 and $0 in interest expense during the years ended December 31, 2013 and 2012, respectively. The average borrowings under the Arch Street credit facility for the year ended December 31, 2013 were $488,712 with a weighted average interest rate (including the effect of non-usage fees) of 2.10%. The average borrowings under the Arch Street credit facility for the period from August 29, 2012 to December 31, 2012 were $470,962, with a weighted average interest rate (including the effect of non-usage fees) of 2.33%.

In connection with the Arch Street credit facility, Arch Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Arch Street or us; (c) the failure of Arch Street to be beneficially owned and controlled by us; (d) the resignation or removal of us as Arch Street’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, the lenders may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Arch Street must pay interest at a default rate. Arch Street was in compliance with the terms of the facility as of December 31, 2013.

Borrowings of Arch Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank and the other lenders party thereto entered into the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into a further amendment to the facility which extended the maturity date to December 20, 2014 and reduced the maximum amount which could be borrowed under the facility to $125,000. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

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

As of December 31, 2013 and 2012, $125,000 and $240,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2013, all of such deferred financing costs have been amortized to interest expense.

The effective interest rate under the Broad Street credit facility was 1.74% per annum as of December 31, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. We recorded interest expense of $4,414, $8,517 and $9,155 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $225, $958 and $877, respectively, related to the amortization of deferred financing costs and $72, $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We paid $4,735, $8,143 and $7,930 in interest expense for the years ended December 31, 2013, 2012 and 2011, respectively. The average borrowings under the credit facility for the years ended December 31, 2013, 2012 and 2011 were $230,466, $368,023 and $337,898, respectively, with a weighted average interest rate of 1.76%, 2.05% and 2.45% respectively, including the effect of non-usage fees.

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

In connection with the facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or us; (e) our ceasing to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in our or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate. Broad Street was in compliance with the terms of the facility as of December 31, 2013.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

JPM Financing

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Locust Street and Race Street, we entered into the April 2013 amendment to our debt financing arrangement with JPM, which was originally entered into on July 21, 2011 (and previously amended on September 26, 2012). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

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

Pursuant to the Amended and Restated Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to FB Advisor. Locust Street was in compliance with the terms of the Indenture as of December 31, 2013.

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

If at any time during the term of the JPM Facility the market value of the assets held by Locust Street securing the Class A Notes declines below the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Race Street intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Race Street when the financing arrangement is fully-ramped is $720,000. The assets held by Race Street secure the obligations of Race Street under the JPM Facility.

Pursuant to the JPM Facility, Race Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Amended and Restated Indenture. Race Street was in compliance with the terms of the JPM Facility as of December 31, 2013.

In connection with the Class A Notes and the Amended and Restated Indenture, Locust Street also entered into: (i) the Locust Management Agreement, pursuant to which we will manage the assets of Locust Street; and (ii) the Locust Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into the Race Management Agreement, pursuant to which we will manage the assets of Race Street.

As of December 31, 2013 and 2012, Class A Notes in the aggregate principal amount of $1,140,000 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000 and $676,667, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2013 and 2012, Race Street’s liability under the JPM Facility was $950,000 and $676,667, respectively, plus $6,690 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

As of December 31, 2013 and 2012, the fair value of assets held by Locust Street was $1,870,351 and $1,307,933, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2013 and 2012, the fair value of assets held by Race Street was $747,330 and $598,528, respectively.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of December 31, 2013, $173 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% per annum as of December 31, 2013. We recorded interest expense of $26,558, $14,753 and $2,179 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $106, $101 and $45, respectively, related to the amortization of deferred financing costs. We paid $24,060, $11,648 and $840 in interest expense during the years ended December 31, 2013, 2012 and 2011, respectively. The average borrowings under the JPM Facility for the years ended December 31, 2013, 2012 and 2011 were $802,746, $406,002 and $129,917, respectively, with a weighted average interest rate of 3.25%, 3.61% and 3.66%, respectively.

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

Borrowings under the Walnut Street credit facility accrue interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of December 31, 2013 and 2012, $225,000 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2013, $2,537 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.89% per annum as of December 31, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. We recorded interest expense of $7,906 and $2,662 for the years ended December 31, 2013 and 2012, respectively, of which $755 and $469, respectively, related to the amortization of deferred financing costs and $33 and $205, respectively, related to commitment fees on the unused portion of the credit facility. We paid $6,959 and $684 in interest expense during the years ended December 31, 2013 and 2012, respectively. The average borrowings under the Walnut Street credit facility for the year ended December 31, 2013 were $243,583 with a weighted average interest rate (including the effect of non-usage fees) of 2.90%. The average borrowings under the Walnut Street credit facility for the period from July 27, 2012 to December 31, 2012 were $139,274 with a weighted average interest rate (including the effect of non-usage fees) of 3.07%.

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

In connection with the Walnut Street credit facility, Walnut Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Walnut Street credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Walnut Street or us; (d) our resignation or removal as collateral manager; (e) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) our failure to have a net asset value of at least $200,000; and (g) the failure of Walnut Street to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Walnut Street credit facility immediately due and payable. During the continuation of an event of default, Walnut Street must pay interest at a default rate. Walnut Street was in compliance with the terms of the Walnut Street credit facility as of December 31, 2013.

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

Following commencement of our operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. While we previously paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2013, 2012 or 2011 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)(2)	$0.9098	$86,657
2012(3)(4)	0.8586	197,906
2013(5)	0.8303	212,153

(1)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(2)	On April 13, 2011, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(3)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(4)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(5)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

On January 7, 2014, our board of directors declared a regular monthly cash distribution of $0.0720 per share, which was paid on January 31, 2014 to stockholders of record on January 30, 2014. On February 4, 2014, our board of directors declared a regular monthly cash distribution of $0.0720 per share, which will be paid on February 28, 2014 to stockholders of record on February 27, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan. On February 19, 2014, we notified stockholders that we planned to terminate our distribution reinvestment plan in contemplation of, and subject to, the potential listing of our shares of common stock on the NYSE. Subject to applicable legal restrictions, and the discretion of our board of directors, we expect to adopt a new distribution reinvestment plan following and in connection with the listing of our shares of common stock on the NYSE. If our current distribution reinvestment plan is terminated and pending the adoption of a new distribution reinvestment plan, stockholders that had elected to participate in the earlier distribution reinvestment plan will receive cash rather than shares of common stock in respect of any cash distribution we declare.

We may fund our cash distributions to stockholders from any sources of funds available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	212,153	100%	144,364	73%	74,663	86%
Capital gains proceeds from the sale of assets	—	—	53,542	27%	11,994	14%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$212,153	100%	$197,906	100%	$86,657	100%

(1)	During the years ended December 31, 2013, 2012 and 2011, 89.3%, 92.1% and 89.6%, respectively, of our gross investment income was attributable to cash interest earned, 9.1%, 6.8% and 9.2%, respectively, was attributable to non-cash accretion of discount and 1.6%, 1.1% and 1.2%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2013, 2012 and 2011 was $236,936, $185,513 and $91,254, respectively. As of December 31, 2013, 2012 and 2011, we had $137,867, $57,740 and $16,591, respectively, of undistributed net investment income and realized gains on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2012 was adjusted following the filing of our 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2012 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in our investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes and, with respect to the years ended December 31, 2012 and 2011, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the amount by which tax-basis income received by us with respect to collateralized securities and interests in partnerships exceeded our GAAP-basis income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
GAAP-basis net investment income	$244,976	$133,907	$71,364
Tax accretion of discount on investments	—	—	4,035
Reversal of incentive fee accrual on unrealized gains	2,583	27,960	(4,063)
Taxable income adjustment on collateralized securities and partnerships	—	9,355	14,446
Excise taxes	5,742	500	—
Tax-basis net investment income portion of total return swap payments	—	12,356	5,169
Reclassification of unamortized original issue discount	(15,904)	—	—
Other miscellaneous differences	(461)	1,435	303

Tax-basis net investment income	$236,936	$185,513	$91,254

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively. During the years ended December 31, 2012 and 2011, we reduced accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $13,480 and $9,385, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 and $9,385, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2013	2012
Distributable ordinary income	$82,523	$57,740
Distributable realized gains	55,344	—
Incentive fee accrual on unrealized gains	(30,543)	(27,960)
Unamortized organization costs	(429)	(472)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	67,085	84,352

	$173,980	$113,660

(1)	As of December 31, 2013 and 2012, the gross unrealized appreciation on our investments and gain on foreign currency was $136,679 and $114,920, respectively. As of December 31, 2013 and 2012, the gross unrealized depreciation on our investments and loss on foreign currency was $69,594 and $30,568, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $4,070,314 and $3,840,245 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $67,085 and $84,352 as of December 31, 2013 and 2012, respectively.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with FB Advisor’s management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

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

Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-seven senior secured loan investments, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Also, one equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

In connection with our 2013 annual meeting of stockholders, we received stockholder approval to amend the investment advisory and administrative services agreement effective upon the listing of our common stock on a national securities exchange. Upon such event, if any, the hurdle rate used to compute the subordinated incentive fee on income will be based on the net asset value of our assets rather than adjusted capital. In addition to the amendments approved by stockholders, the subordinated incentive fee on income will become subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the during the years ended December 31, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2013, 2012 and 2011, we incurred $90,247, $68,059 and $27,791, respectively, in base management fees and $5,165, $5,297 and $2,625, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2013, 2012 and 2011, we accrued a subordinated incentive fee on income of $62,253, $13,393 and $0, respectively, based upon the performance of our portfolio. During the year ended December 31, 2013, we paid FB Advisor $61,343 in subordinated incentive fees on income. As of December 31, 2013, a subordinated incentive fee on income of $14,303 was payable to FB Advisor. During the years ended December 31, 2013 and 2012 , we accrued $4,173 and $39,751, respectively, of capital gains incentive fees based on the performance of our portfolio, of which $2,583 and $27,960, respectively, was based on unrealized gains and $1,590 and $11,791, respectively, was based on realized gains. We paid FB Advisor $11,791 in capital gains incentive fees during the year ended December 31, 2013. During the year ended December 31, 2011, we reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. As of December 31, 2013, we had accrued $32,133 in capital gains incentive fees, of which only $1,590 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility at December 31, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$373,682	—	$373,682	—	—
Borrowings of Broad Street(2)	$125,000	$125,000	—	—	—
Borrowings of Race Street(3)	$950,000	$950,000	—	—	—
Borrowings of Walnut Street(4)	$225,000	—	—	$225,000	—

(1)	At December 31, 2013, $176,318 remained unused under the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2015.

(2)	At December 31, 2013, no amounts remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 20, 2014.

(3)	At December 31, 2013, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of December 31, 2013, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	At December 31, 2013, $25,000 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

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

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds in excess of adjusted capital from our liquidation, as calculated immediately prior to liquidation. See Note 4 to our audited consolidated financial statements contained in this annual report on Form 10-K for a discussion of certain amendments to the investment advisory and administrative services agreement which will become effective upon the listing of our common stock on a national securities exchange, if any.

Pursuant to the investment advisory and administrative services agreement, FB Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of our offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when our registration statement was declared effective by the SEC and we were successful in satisfying the minimum offering requirement, FB Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, we satisfied the minimum offering requirement. We paid total reimbursements of $0, $0 and $641 to FB Advisor and its affiliates during the years ended December 31, 2013, 2012 and 2011, respectively. The reimbursements are recorded as a reduction of capital. As of December 31, 2013, no amounts remain reimbursable to FB Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under our dealer manager agreement with FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2013, 2012 and 2011:

			Year Ended December 31,
Related Party	Source Agreement	Description	2013	2012	2011
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$90,247	$68,059	$27,791
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$4,173	$39,751	$(4,063)
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$62,253	$13,393	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$5,165	$5,297	$2,625
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$15,842	$22,109

(1)	During the years ended December 31, 2013, 2012 and 2011, $89,054, $56,124 and $21,517, respectively, in base management fees were paid to FB Advisor. As of December 31, 2013, $22,700 in base management fees were payable to FB Advisor.

(2)	During the year ended December 31, 2013, we accrued capital gains incentive fees of $4,173 based on the performance of our portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. During the year ended December 31, 2012, we accrued capital gains incentive fees of $39,751 based on the performance of our portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the year ended December 31, 2011, we reversed $4,063 in capital gains incentive fees accrued by us as of December 31, 2010 as a result of unrealized losses in our portfolio during the year ended December 31, 2011. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor $11,791 in capital gains incentive fees during the year ended December 31, 2013. As of December 31, 2013, $1,590 in capital gains incentive fees were payable to FB Advisor.

(3)	During the year ended December 31, 2013, $61,343 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2013, a subordinated incentive fee on income of $14,303 was payable to FB Advisor.

(4)	During the years ended December 31, 2013, 2012 and 2011, $4,463, $4,772 and $2,501, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. We paid $4,959 , $4,504 and $2,781, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2013, 2012 and 2011.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from proceeds from the sale of shares of our common stock or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the years ended December 31, 2013, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings.

Recent Developments

Application to List on a National Securities Exchange

Although shares of our common stock are not currently listed for trading on a national securities exchange, we have applied to list our shares on the NYSE and, subject to NYSE approval, we expect trading to commence in April 2014, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will be able to list our shares for trading on the NYSE within our intended time frame or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 72.2% of our portfolio investments (based on fair value) paid variable interest rates, 23.5% paid fixed interest rates, 2.4% were income producing preferred equity investments, and the remainder (1.9%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FB Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(831)	$(1,722)	$891	0.2%
Current LIBOR	—	—	—	—
Up 100 basis points	4,082	6,887	(2,805)	(0.8)%
Up 300 basis points	59,795	20,662	39,133	10.8%
Up 500 basis points	117,404	34,437	82,967	22.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2013, 2012 and 2011 we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

As explained in Note 7 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at approximately $4,137,581,000 (156.7% of net assets) and approximately $3,934,722,000 (156.7% of net assets) as of December 31, 2013 and 2012, respectively, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

February 28, 2014

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Investments, at fair value (amortized cost—$4,054,085 and $3,825,244, respectively)	$4,137,581	$3,934,722
Cash	227,328	338,895
Receivable for investments sold and repaid	26,722	20,160
Interest receivable	47,622	44,711
Deferred financing costs	5,168	7,735
Prepaid expenses and other assets	156	530

Total assets	$4,444,577	$4,346,753

Liabilities
Payable for investments purchased	$23,423	$79,420
Credit facilities payable	723,682	973,046
Repurchase agreement payable(1)	950,000	676,667
Stockholder distributions payable	18,671	17,003
Management fees payable	22,700	21,507
Accrued capital gains incentive fees(2)	32,133	39,751
Subordinated income incentive fees payable(2)	14,303	13,393
Administrative services expense payable	1,153	947
Interest payable	10,563	10,242
Directors’ fees payable	254	—
Other accrued expenses and liabilities	6,703	3,039

Total liabilities	1,803,585	1,835,015

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 259,320,161 and 251,890,821 shares issued and outstanding, respectively	259	252
Capital in excess of par value	2,466,753	2,397,826
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(3)	55,344	—
Accumulated undistributed (distributions in excess of) net investment income(3)	35,322	4,307
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	83,314	109,353

Total stockholders’ equity	2,640,992	2,511,738

Total liabilities and stockholders’ equity	$4,444,577	$4,346,753

Net asset value per share of common stock at year end	$10.18	$9.97

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Investment income
Interest income	$427,510	$287,875	$108,770
Fee income	37,084	15,291	6,714
Dividend income	9,972	56	—

Total investment income	474,566	303,222	115,484

Operating expenses
Management fees	90,247	68,059	27,791
Capitals gains incentive fees(1)	4,173	39,751	(4,063)
Subordinated income incentive fees(1)	62,253	13,393	—
Administrative services expenses	5,165	5,297	2,625
Stock transfer agent fees	2,820	3,641	2,028
Accounting and administrative fees	1,390	1,495	878
Interest expense	50,763	30,227	11,334
Directors’ fees	943	933	694
Other general and administrative expenses	6,094	6,019	2,833

Total operating expenses	223,848	168,815	44,120

Net investment income before taxes	250,718	134,407	71,364
Excise taxes	5,742	500	—

Net investment income	244,976	133,907	71,364

Realized and unrealized gain/loss
Net realized gain (loss) on investments	47,014	47,008	14,920
Net realized gain (loss) on total return swap(2)	—	19,607	5,169
Net realized gain (loss) on foreign currency	(111)	407	—
Net change in unrealized appreciation (depreciation) on investments	(25,982)	127,399	(35,987)
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	1,996	(1,996)
Net change in unrealized gain (loss) on foreign currency	(57)	(125)	—

Total net realized and unrealized gain (loss) on investments	20,864	196,292	(17,894)

Net increase (decrease) in net assets resulting from operations	$265,840	$330,199	$53,470

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.04	$1.45	$0.57

Weighted average shares outstanding	255,315,516	227,578,967	93,372,289

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operations
Net investment income	$244,976	$133,907	$71,364
Net realized gain (loss) on investments, total return swap and foreign currency(1)	46,903	67,022	20,089
Net change in unrealized appreciation (depreciation) on investments	(25,982)	127,399	(35,987)
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	1,996	(1,996)
Net change in unrealized gain (loss) on foreign currency	(57)	(125)	—

Net increase (decrease) in net assets resulting from operations	265,840	330,199	53,470

Stockholder distributions(2)
Distributions from net investment income	(212,153)	(144,364)	(74,663)
Distributions from net realized gain on investments	—	(53,542)	(11,994)

Net decrease in net assets resulting from stockholder distributions	(212,153)	(197,906)	(86,657)

Capital share transactions
Issuance of common stock	—	803,348	1,116,691
Reinvestment of stockholder distributions	109,373	98,763	37,241
Repurchases of common stock	(33,806)	(18,324)	(4,416)
Offering costs	—	(3,234)	(6,669)

Net increase in net assets resulting from capital share transactions	75,567	880,553	1,142,847

Total increase in net assets	129,254	1,012,846	1,109,660
Net assets at beginning of year	2,511,738	1,498,892	389,232

Net assets at end of year	$2,640,992	$2,511,738	$1,498,892

Accumulated undistributed (distributions in excess of) net investment income(2)	$35,322	$4,307	$1,284

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$265,840	$330,199	$53,470
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,641,733)	(3,863,334)	(1,978,499)
Paid-in-kind interest	(7,715)	(3,252)	(1,330)
Proceeds from sales and repayments of investments	2,510,887	1,971,447	858,661
Net realized (gain) loss on investments	(47,014)	(47,008)	(14,920)
Net change in unrealized (appreciation) depreciation on investments	25,982	(127,399)	35,987
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(1,996)	1,996
Accretion of discount	(43,266)	(20,818)	(10,677)
Amortization of deferred financing costs	2,567	2,035	922
(Increase) decrease in due from counterparty	—	69,684	(69,684)
(Increase) decrease in receivable for investments sold and repaid	(6,562)	(18,756)	3,758
(Increase) decrease in interest receivable	(2,911)	(28,176)	(12,903)
(Increase) decrease in receivable due on total return swap(1)	—	548	(548)
(Increase) decrease in prepaid expenses and other assets	374	(99)	(425)
Increase (decrease) in payable for investments purchased	(55,997)	15,053	(17,433)
Increase (decrease) in management fees payable	1,193	11,935	6,274
Increase (decrease) in accrued capital gains incentive fees	(7,618)	39,751	(5,459)
Increase (decrease) in subordinated income incentive fees payable	910	13,393	—
Increase (decrease) in administrative services expense payable	206	793	(156)
Increase (decrease) in interest payable	321	7,717	1,642
Increase (decrease) in directors’ fees payable	254	(202)	202
Increase (decrease) in other accrued expenses and liabilities	3,664	1,351	1,063

Net cash used in operating activities	(618)	(1,647,134)	(1,148,059)

Cash flows from financing activities
Issuance of common stock	—	803,348	1,116,691
Reinvestment of stockholder distributions	109,373	98,763	37,241
Repurchases of common stock	(33,806)	(18,324)	(4,416)
Offering costs	—	(3,234)	(6,669)
Payments to investment adviser for offering and organization costs(2)	—	—	(641)
Stockholder distributions	(210,485)	(191,446)	(78,670)
Borrowings under credit facilities(3)	17,050	773,046	42,799
Repayments of credit facilities(3)	(266,414)	(140,000)	—
Borrowings under repurchase agreement(4)	273,333	462,381	214,286
Deferred financing costs paid	—	(9,219)	(638)

Net cash provided by (used in) financing activities	(110,949)	1,775,315	1,319,983

Total increase (decrease) in cash	(111,567)	128,181	171,924
Cash at beginning of year	338,895	210,714	38,790

Cash at end of year	$227,328	$338,895	$210,714

Supplemental disclosure
Local and excise taxes paid	$1,347	$761	$—

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the years ended December 31, 2013, 2012 and 2011, the Company paid $23,815, $8,827 and $7,930, respectively, in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the years ended December 31, 2013, 2012 and 2011, the Company paid $24,060, $11,648 and $840, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—80.4%
A.P. Plasman Inc.	(f)(h)(j)	Capital Goods	L+850	1.5%	12/29/16	$49,941	$49,282	$51,502
AccentCare, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,017	1,869	1,052
Alcatel-Lucent USA Inc.	(d)(j)	Technology Hardware & Equipment	L+475	1.0%	1/30/19	4,069	4,051	4,094
American Racing and Entertainment, LLC	(f)	Consumer Services	L+700		6/30/14	13,500	13,500	13,500
American Racing and Entertainment, LLC	(f)	Consumer Services	9.0%		6/30/14	7,750	7,750	7,789
Aspect Software, Inc.	(d)	Software & Services	L+525	1.8%	5/6/16	6,436	6,307	6,470
Attachmate Corp.	(d)(e)	Software & Services	L+575	1.5%	11/22/17	10,311	10,157	10,523
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+550	1.3%	11/9/18	3,948	3,959	3,977
Avaya Inc.	(d)(e)(i)	Technology Hardware & Equipment	L+450		10/26/17	9,905	9,184	9,717
Avaya Inc.	(d)	Technology Hardware & Equipment	L+675	1.3%	3/31/18	14,827	14,891	15,072
Azure Midstream Energy LLC	(d)	Energy	L+550	1.0%	11/15/18	4,500	4,434	4,534
BlackBrush TexStar L.P.	(d)(f)	Energy	L+650	1.3%	6/4/19	14,179	14,049	14,311
Boomerang Tube, LLC	(d)(h)	Energy	L+950	1.5%	10/11/17	18,870	18,408	18,210
Cadillac Jack, Inc.	(f)(h)(j)	Consumer Services	L+700	1.0%	12/20/17	35,000	34,655	34,650
Caesars Entertainment Operating Co.	(e)(f)(j)	Consumer Services	L+425		1/26/18	16,351	15,017	15,513
Caesars Entertainment Operating Co.	(f)(j)	Consumer Services	L+525		1/28/18	2,500	2,369	2,394
Caesars Entertainment Resort Properties, LLC	(d)(e)(f)	Consumer Services	L+600	1.0%	10/1/20	72,907	68,627	72,679
Capital Vision Services, LLC	(f)(h)	Health Care Equipment & Services	L+725	1.3%	12/3/17	19,828	19,828	19,977
Cenveo Corp.	(d)	Commercial & Professional Services	L+500	1.3%	2/13/17	3,628	3,613	3,658
Citgo Petroleum Corp.	(e)	Energy	L+600	2.0%	6/24/15	2,536	2,551	2,561
Citgo Petroleum Corp.	(e)(f)	Energy	L+700	2.0%	6/23/17	7,571	7,557	7,666
Clear Channel Communications, Inc.	(d)(f)	Media	L+365		1/29/16	16,079	13,772	15,604
Clover Technologies Group, LLC	(d)	Commercial & Professional Services	L+550	1.3%	5/7/18	6,277	6,249	6,277
Collective Brands, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	12,782	12,721	12,845
Corel Corp.	(d)(f)(h)(j)	Software & Services	L+825		6/7/19	117,000	117,000	117,878
Corel Corp.	(j)	Software & Services	L+825		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(d)(f)(i)	Consumer Services	L+975	1.3%	11/2/19	25,750	25,363	26,265
CoSentry.Net, LLC	(d)(g)(h)	Software & Services	L+800	1.3%	12/31/19	54,500	54,500	54,500
Crestwood Holdings LLC	(d)	Energy	L+600	1.0%	6/19/19	5,735	5,709	5,907
Dent Wizard International Corp.	(d)(f)(g)(h)	Commercial & Professional Services	L+800		4/25/19	136,354	135,127	139,081
Dent Wizard International Corp.		Commercial & Professional Services	L+425		4/25/19	15,000	15,000	15,000
Eastman Kodak Co.	(d)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,855	10,647	10,844
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,935	3,393	3,788
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/30/18	15,697	15,638	15,771
ERC Ireland Holdings Ltd.	(g)(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€ 22,006	27,607	36,063

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
FairPoint Communications, Inc.	(d)(e)(j)	Telecommunication Services	L+625	1.3%	2/14/19	$21,711	$21,517	$22,487
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	37,793	37,069	38,548
Florida Gaming Centers, Inc.	(f)(l)	Consumer Services	16.5%		4/25/16	13,144	13,017	13,407
FR Utility Services LLC	(d)	Energy	L+575	1.0%	10/18/19	6,481	6,418	6,481
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,344	1,325	1,335
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	1,276	1,154	1,148
HBC Solutions, Inc.	(d)(f)(g)(h)	Media	L+875	1.5%	2/4/18	81,371	81,371	81,371
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	5,798	5,718	5,841
ILC Industries, LLC	(d)(h)	Capital Goods	L+650	1.5%	7/11/18	9,746	9,592	9,770
Infiltrator Systems, Inc.	(f)	Capital Goods	L+825	1.3%	6/27/18	30,000	30,000	30,150
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	L+825	1.3%	6/27/18	170,000	170,000	170,850
Infogroup Inc.	(d)	Software & Services	L+650	1.5%	5/25/18	3,004	2,699	2,456
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,934	66,300
Intralinks, Inc.	(f)(j)	Software & Services	L+450	1.5%	6/15/14	1,022	989	1,022
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,708	2,702
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,519	11,742
Larchmont Resources, LLC	(d)	Energy	L+725	1.0%	8/7/19	11,087	10,982	11,294
Leading Edge Aviation Services, Inc.	(d)(f)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	35,787	35,206	35,787
Leading Edge Aviation Services, Inc.	(f)(g)	Capital Goods	L+850	1.5%	4/5/18	8,250	8,250	8,250
Leedsworld Inc.	(d)	Retailing	L+475	1.3%	6/28/19	9,750	9,661	9,787
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	4,109	4,080	3,575
McGraw-Hill Global Education Holdings, LLC	(d)(e)	Media	L+775	1.3%	3/22/19	18,594	18,089	18,969
MetoKote Corp.	(h)	Materials	L+800	1.3%	9/30/19	20,000	20,000	20,200
MetoKote Corp.		Materials	L+800	1.3%	9/30/19	3,810	3,810	3,848
Micronics, Inc.	(d)(h)	Capital Goods	L+800	1.3%	3/28/19	22,529	22,124	22,529
MMI International Ltd.	(d)(j)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	10,612	10,323	10,340
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	10,040	9,877	10,120
MModal Inc.	(d)	Health Care Equipment & Services	L+650	1.3%	8/16/19	7,182	7,070	6,190
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,014	2,990	3,028
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	7,302	7,184	7,360
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	4,929	4,929	4,970
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,672	4,680	4,686
New HB Acquisition, LLC	(d)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(d)(f)	Energy	L+750	1.5%	9/14/18	9,273	9,203	9,551
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,081

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Patheon Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	$10,156	$9,892	$10,275
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,041	996	859
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,939	4,929	4,961
RBS Holding Co. LLC	(d)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,788	6,198	4,943
Reddy Ice Holdings, Inc.	(d)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Safariland, LLC	(d)(f)(h)	Capital Goods	L+800	1.3%	9/20/19	156,800	156,800	158,368
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,594	33,908
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	57,950	57,403	58,819
Smile Brands Group Inc.	(d)(e)(h)	Health Care Equipment & Services	L+625	1.3%	8/15/19	30,474	29,825	30,131
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+825	1.3%	10/31/14	65,711	65,711	66,697
Sports Authority, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,190	22,041	22,162
Stallion Oilfield Holdings, Inc.	(d)	Energy	L+675	1.3%	6/19/18	4,975	4,929	5,087
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,500	47,692	48,985
Technicolor SA	(d)(e)(j)	Media	L+600	1.3%	7/10/20	33,885	32,921	34,254
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,035	7,965	8,083
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,060	26,494	27,162
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	5/3/19	9,875	9,785	9,768
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,622	6,546	6,660
Toys “R” Us-Delaware, Inc.	(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	1,520	1,524	1,379
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.3%	3/16/16	7,776	7,712	7,854
Tri-Northern Acquisition, Inc.	(f)(h)	Retailing	L+800	1.3%	7/1/19	54,725	54,725	54,725
Tri-Northern Acquisition, Inc.	(f)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,492	3,446	2,060
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	64,070	63,409	65,031
Willbros Group, Inc.	(h)(j)	Energy	L+975	1.3%	8/5/19	15,960	15,422	16,199

Total Senior Secured Loans—First Lien							2,128,667	2,172,047
Unfunded Loan Commitments							(48,439)	(48,439)

Net Senior Secured Loans—First Lien							2,080,228	2,123,608

Senior Secured Loans—Second Lien—34.0%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,250	21,879
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,081
Affordable Care, Inc.	(d)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,493	40,200
Alliance Laundry Systems LLC		Capital Goods	L+825	1.3%	12/10/19	2,012	1,994	2,041

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
American Energy—Utica, LLC	(f)	Energy	L+475, 4.75% PIK	1.5%	9/30/18	$75,689	$75,689	$75,689
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,299	16,821
Attachmate Corp.	(e)(f)(i)	Software & Services	L+950	1.5%	11/22/18	31,218	30,464	30,646
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,962	54,603
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,813	11,292
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	7,756	7,678	7,902
Camp International Holding Co.	(d)	Capital Goods	L+725	1.0%	11/29/19	6,207	6,301	6,343
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,065	5,248
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,669	17,085
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,707	7,749
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,850	57,284
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,791	50,438
EZE Software Group LLC	(e)	Software & Services	L+725	1.3%	4/5/21	2,381	2,359	2,427
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,993	1,907
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,085	26,857
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	27,290	27,042	28,297
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/26/20	9,375	9,248	9,510
Mitchell International, Inc.	(g)	Software & Services	L+750	1.0%	10/11/21	15,000	14,854	15,258
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+850	1.3%	7/31/20	105,000	105,000	106,575
P2 Upstream Acquisition Co.	(g)	Energy	L+800	1.0%	5/1/20	4,091	4,051	4,173
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	24,230	24,882
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,555	6,700
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,283	50,250
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/23/20	11,324	11,218	11,663
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,576	8,571
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,961	3,075
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,163	23,647
TNT Crane & Rigging, Inc.		Energy	L+900	1.0%	11/27/21	1,500	1,381	1,448
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,620	35,973
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	24,036	20,167	24,546
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,265	8,037
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,711	15,027
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	7,000	6,878	7,068
WildHorse Resources, LLC	(f)	Energy	L+625	1.3%	12/13/18	15,407	15,123	15,484

Total Senior Secured Loans—Second Lien							875,276	897,845

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—14.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	$78,500	$76,913	$56,520
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	30,409	21,723
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,075
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	22,008	23,148
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,250
Blackboard Inc.		Software & Services	7.8%		11/15/19	6,500	6,500	6,486
Caesars Entertainment Operating Co.	(f)(i)(j)	Consumer Services	9.0%		2/15/20	20,000	19,066	19,481
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	54,598	54,288	56,398
Chassix, Inc.		Automobiles & Components	9.3%		8/1/18	2,000	2,067	2,140
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	1,152	989	1,182
Dole Food Co., Inc.	(g)	Food & Staples Retailing	7.3%		5/1/19	6,400	6,400	6,424
FairPoint Communications, Inc.	(f)(j)	Telecommunication Services	8.8%		8/15/19	19,750	19,750	20,984
Global A&T Electronics Ltd.	(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,109	14,805
JW Aluminum Co.	(f)(g)	Materials	11.5%		11/15/17	47,980	47,336	47,920
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,146	13,465
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	18,494	16,084	13,843
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,597	7,793
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,294
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	35,991	29,171
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	19,000	19,294	20,170
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,356

Total Senior Secured Bonds							414,297	385,548

Subordinated Debt—16.2%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,700	11,598	12,572
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,629	15,488
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,109	13,368
Brand Energy & Infrastructure Services, Inc.	(g)	Energy	8.5%		12/1/21	25,000	25,000	25,500
Comstock Resources, Inc.	(f)(j)	Energy	9.5%		6/15/20	10,500	10,075	11,780
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	25,000	25,000	24,856
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,518	5,313
Exopack Holdings S.A.	(g)(j)	Materials	7.9%		11/1/19	2,500	2,500	2,500
Flanders Corp.	(f)(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	15,818	15,661	16,193
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,193	2,060	2,202
Hub International Ltd.	(e)	Insurance	7.9%		10/1/21	2,250	2,250	2,326

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	$10,000	$9,966	$10,513
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	24,700	23,586	27,849
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	32,500	31,877	32,825
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,396
Mood Media Corp.	(e)(f)(g)(j)	Media	9.3%		10/15/20	31,400	30,632	27,632
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,210	3,385
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	8,500	8,589	8,948
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	10,900	10,900	11,538
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	10,000	10,000	10,929
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,792	15,551	16,187
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,080
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK		5/3/20	130,956	130,956	130,301
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK		7/15/19	5,047	5,047	5,047

Total Subordinated Debt							421,964	426,728

Collateralized Securities—5.3%
ACASC 2013-2A B	(g)(j)	Diversified Financials	12.6%		10/15/23	30,500	30,019	30,896
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,301	1,908
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,327	4,760
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,863	2,219
Carlyle Azure CLO Class Income	(j)	Diversified Financials	18.9%		5/27/20	28,000	11,436	14,276
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	17.5%		7/17/23	10,000	6,428	8,066
JP Morgan Chase Bank, N.A. Credit-Linked Notes	(g)(j)	Diversified Financials	11.2%		12/20/21	16,740	16,710	16,740
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,758	6,054
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	40.3%		10/25/21	10,000	3,676	7,404
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	39.8%		4/17/21	5,000	3,030	5,230
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	13.5%		1/15/24	42,504	38,658	42,955

Total Collateralized Securities							120,206	140,508

						Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—6.2%(k)
American Energy Ohio Holdings, LLC, Common Equity	(l)(m)	Energy				5,070,590	5,071	5,071
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy				15,128	1,087	3,333

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	$1,690	$7,190
Burleigh Point, Ltd., Warrants	(j)(l)	Retailing	17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services	2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(f)(l)	Consumer Durables & Apparel	61,859	1,202	2,147
ERC Ireland Holdings Ltd., Common Equity	(g)(j)(l)	Telecommunication Services	21,099	—	—
ERC Ireland Holdings Ltd., Warrants	(g)(j)(l)	Telecommunication Services	4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods	5,000,000	5,000	9,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services	71	—	2,979
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services	226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media	26,984	3,051	2,855
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services	1,000,000	1,000	2,100
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	924
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
Micronics, Inc., Common Equity	(l)	Capital Goods	50,000	500	520
Micronics, Inc., Preferred Equity	(l)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy	283,947	11,180	2,104
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	55,404	62,630
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,635
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	5,303
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	20,881	20,843
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	473	962
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,661
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000,000	9,180	9,190
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	13	41
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,756
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	3,638	3,638

Total Equity/Other				142,114	163,344

TOTAL INVESTMENTS—156.7%				$4,054,085	4,137,581

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,496,589)

NET ASSETS—100.0%					$2,640,992

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2013.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2013, 84.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
CCM Merger, Inc.	(d)	Consumer Services	L+475	1.3%	3/1/17	$4,746	$4,694	$4,766
Cengage Learning Acquisitions, Inc.	(d)(i)	Consumer Durables & Apparel	L+225		7/3/14	3,117	2,618	2,471
Chrysler Group LLC	(d)(e)(f)(h)	Automobiles & Components	L+475	1.3%	5/24/17	22,444	21,726	22,952
Citgo Petroleum Corp.	(e)(j)	Energy	L+600	2.0%	6/24/15	3,036	3,066	3,062
Citgo Petroleum Corp.	(e)(f)(j)	Energy	L+700	2.0%	6/23/17	7,661	7,643	7,779
Clear Channel Communications, Inc.	(d)(e)(f)(i)	Media	L+365		1/29/16	27,557	22,354	22,842
Collective Brands, Inc.	(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	10,820	10,662	10,968
CompuCom Systems, Inc.	(d)	Software & Services	L+525	1.3%	10/4/18	3,448	3,415	3,472
The Container Store, Inc.	(d)(e)	Consumer Durables & Apparel	L+500	1.3%	4/5/19	13,065	13,001	13,187
Corel Corp.	(d)(j)	Software & Services	L+700		5/2/14	9,400	9,352	9,447
Corner Investment PropCo, LLC	(d)(f)(j)	Consumer Services	L+975	1.3%	11/1/19	24,000	23,532	23,730
Crestwood Holdings LLC	(f)	Energy	L+825	1.5%	3/26/18	16,689	16,603	17,050
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	10/29/18	6,825	6,690	6,927
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	3,094	3,033	3,140
Del Monte Foods Co.	(d)	Food, Beverage & Tobacco	L+300	1.5%	3/8/18	2,876	2,832	2,886
Drumm Investors LLC	(d)(f)	Health Care Equipment & Services	L+375	1.3%	5/4/18	8,542	8,021	8,037
Dynegy Inc.	(f)	Energy	L+775	1.5%	8/5/16	6,096	6,225	6,393
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+750	1.0%	7/19/13	7,232	7,181	7,252
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,978	3,233	3,257
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/29/18	15,870	15,796	13,271
Electrical Components International, Inc.	(f)	Capital Goods	L+525	1.5%	2/4/16	235	218	236
Electrical Components International, Inc.	(g)	Capital Goods	L+525	1.5%	2/4/17	3,573	3,295	3,582
EquiPower Resources Holdings, LLC	(d)	Utilities	L+425	1.3%	12/21/18	4,975	4,996	5,054
ERC Ireland Holdings Ltd.	(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,173	10,733	11,896
Fairway Group Acquisition Co.	(d)(f)(h)	Food & Staples Retailing	L+675	1.5%	8/17/18	$25,325	25,037	25,578
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/16/18	38,993	38,104	39,188
Fleetgistics Holdings, Inc.	(f)	Transportation	L+588	2.0%	3/23/15	2,026	2,011	1,783
Flexera Software, Inc.	(d)	Software & Services	L+625	1.3%	9/29/17	2,925	2,923	2,948
Florida Gaming Centers, Inc.	(f)	Consumer Services	15.8%		4/25/16	12,517	12,343	12,455
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,990	1,952	1,992
FREIF North American Power I LLC	(d)	Energy	L+450	1.5%	3/29/19	3,073	3,080	3,111
FREIF North American Power I LLC	(d)	Energy	L+450	1.5%	3/29/19	880	882	891
Generac Power Systems, Inc.	(d)(j)	Capital Goods	L+500	1.3%	5/30/18	3,563	3,630	3,653
Generic Drug Holdings, Inc.	(d)	Retailing	L+475	1.3%	9/28/19	2,728	2,701	2,753
Genesys Telecom Holdings, U.S., Inc.	(d)	Telecommunication Services	L+525	1.5%	1/31/19	1,711	1,724	1,730

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Gymboree Corp.	(d)	Consumer Durables & Apparel	L+350	1.5%	2/23/18	$3,702	$3,477	$3,420
Halifax Media Holdings LLC	(f)(h)	Media	L+1050	0.8%	6/30/16	16,068	15,748	15,907
Hamilton Lane Advisors, LLC	(d)	Diversified Financials	L+500	1.5%	2/23/18	2,730	2,717	2,750
Harbor Freight Tools USA, Inc.	(d)	Consumer Durables & Apparel	L+425	1.3%	11/14/17	4,365	4,364	4,424
HarbourVest Partners L.P.	(d)	Diversified Financials	L+375	1.0%	11/21/17	5,752	5,724	5,781
Harland Clarke Holdings Corp.	(f)	Commercial & Professional Services	L+250		6/30/14	6,334	5,741	6,135
Hawaiian Telcom Communications, Inc.	(d)(f)(h)	Telecommunication Services	L+575	1.3%	2/28/17	16,979	16,864	17,335
Hupah Finance Inc.	(d)(e)	Capital Goods	L+500	1.3%	1/21/19	11,333	11,275	11,475
Hyland Software, Inc.	(d)	Software & Services	L+425	1.3%	10/25/19	4,918	4,918	4,939
IASIS Healthcare LLC	(d)	Health Care Equipment & Services	L+375	1.3%	5/3/18	1,453	1,427	1,459
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	1.3%	9/18/17	3,967	3,948	3,992
ILC Industries, LLC	(d)(h)	Capital Goods	L+600	1.5%	7/11/18	10,131	9,941	10,038
Immucor, Inc.	(d)	Health Care Equipment & Services	L+450	1.3%	8/17/18	3,873	3,882	3,929
INC Research, LLC	(d)(f)	Health Care Equipment & Services	L+575	1.3%	7/12/18	16,788	16,522	16,913
INEOS Finance Plc	(d)(e)(f)(j)	Materials	L+525	1.3%	5/4/18	18,914	18,713	19,145
Infogroup Inc.	(d)	Software & Services	L+425	1.5%	5/25/18	3,338	2,940	3,004
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,736	65,000
Intelsat Jackson Holdings SA	(d)(j)	Telecommunication Services	L+325	1.3%	4/2/18	2,963	2,962	2,993
Intralinks, Inc.	(f)(j)	Software & Services	L+425	1.5%	6/15/14	1,033	938	1,034
inVentiv Health, Inc.	(d)	Health Care Equipment & Services	L+500	1.5%	8/4/16	1,066	997	1,040
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+525	1.5%	5/15/18	2,725	2,704	2,671
Ipreo Holdings LLC	(d)(f)	Software & Services	L+525	1.3%	8/7/17	8,968	8,861	9,024
Jason Inc. (TLA)	(g)	Capital Goods	L+625	2.0%	9/21/14	2,403	2,395	2,399
Jason Inc. (TLB)	(g)	Capital Goods	L+625	2.0%	9/21/14	971	968	973
JHCI Acquisition, Inc.	(d)	Transportation	L+250		6/19/14	2,304	2,192	2,070
KIK Custom Products Inc.	(e)(j)	Household & Personal Products	L+225		6/2/14	10,274	9,693	9,657
Kronos Inc.	(d)	Commercial & Professional Services	L+425	1.3%	10/25/19	4,500	4,478	4,560
La Paloma Generating Co., LLC	(e)(f)	Energy	L+550	1.5%	8/25/17	8,697	8,445	8,686
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,241	11,076
Leading Edge Aviation Services, Inc.	(d)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	36,301	35,651	35,212
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/3/16	5,169	5,117	5,159
MMM Holdings, Inc.		Health Care Equipment & Services	L+825	1.5%	12/12/17	13,509	13,240	13,527
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,045	3,016	3,054
MSO of Puerto Rico, Inc.		Health Care Equipment & Services	L+825	1.5%	12/12/17	9,825	9,629	9,838

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	$7,980	$7,980	$7,985
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,764	4,774	4,835
Natural Products Group, LLC	(g)	Household & Personal Products	Prime+600	4.0%	3/5/15	1,325	1,266	1,272
Navistar, Inc.	(d)(f)(h)(j)	Capital Goods	L+550	1.5%	8/17/17	20,944	20,891	21,082
NCI Building Systems, Inc.	(d)(e)(g)(h)(j)	Capital Goods	L+675	1.3%	5/2/18	31,573	30,815	31,635
NCO Group, Inc.	(e)(h)	Software & Services	L+675	1.3%	4/3/18	19,807	19,448	19,900
Nexeo Solutions, LLC		Capital Goods	L+350	1.5%	9/7/17	3,990	3,912	3,926
NSH Merger Sub, Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.8%	2/2/17	19,042	18,869	18,613
Nuveen Investments, Inc.	(d)	Diversified Financials	L+550		5/13/17	9,000	9,004	9,055
NXP BV	(d)(j)	Semiconductors & Semiconductor Equipment	L+425	1.3%	3/3/17	2,351	2,375	2,402
On Assignment, Inc.	(d)(j)	Commercial & Professional Services	L+375	1.3%	5/15/19	2,992	2,976	3,033
Onex Carestream Finance L.P.	(d)(j)	Health Care Equipment & Services	L+350	1.5%	2/25/17	1,419	1,383	1,416
Orbitz Worldwide, Inc.	(d)(j)	Retailing	L+300		7/25/14	4,216	4,058	4,056
Ozburn-Hessey Holding Co., LLC(d)(f)		Transportation	L+625	2.0%	4/8/16	5,650	5,446	5,650
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	9,273	9,192	9,435
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,045
Party City Holdings Inc.	(d)(e)(f)	Retailing	L+450	1.3%	7/26/19	16,593	16,513	16,809
Patheon Inc.	(d)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,259	9,951	10,259
Pelican Products, Inc.	(d)	Capital Goods	L+550	1.5%	7/11/18	2,972	2,944	2,954
Peninsula Gaming LLC	(f)(j)	Consumer Services	L+450	1.3%	8/3/17	4,605	4,562	4,671
Pharmaceutical Product Development, Inc.	(d)	Health Care Equipment & Services	L+500	1.3%	12/5/18	8,967	8,890	9,126
Pharmaceutical Research Associates, Inc.	(d)(i)	Health Care Equipment & Services	L+525	1.3%	11/27/18	5,833	5,775	5,841
PL Propylene LLC	(d)(j)	Materials	L+575	1.3%	3/23/17	6,833	6,714	6,944
Presidio, Inc.	(d)(f)(g)(h)	Software & Services	L+450	1.3%	3/31/17	15,302	15,231	15,455
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,113	1,022	990
Property Data (U.S.) I, Inc.	(f)	Software & Services	L+550	1.5%	1/4/17	4,295	4,251	4,303
Protection One, Inc.	(d)	Consumer Services	L+450	1.3%	3/21/19	2,544	2,551	2,580
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,976	4,965	4,989
RBS Holding Co. LLC	(d)	Commercial & Professional Services	Prime+600		3/23/17	9,825	6,065	3,635
RBS Worldpay, Inc.	(d)	Software & Services	L+400	1.3%	11/30/17	1,522	1,524	1,534
Remy International, Inc.	(d)(j)	Automobiles & Components	L+450	1.8%	12/16/16	1,923	1,861	1,940
Reynolds Group Holdings, Inc.	(d)(j)	Consumer Durables & Apparel	L+375	1.0%	9/28/18	4,293	4,293	4,349
Rocket Software, Inc.	(d)	Software & Services	L+450	1.3%	2/8/18	6,630	6,636	6,673
Roundy’s Supermarkets, Inc.	(d)(j)	Food & Staples Retailing	L+450	1.3%	2/13/19	2,776	2,648	2,619

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sabre Inc.	(d)	Consumer Services	L+575		12/29/17	$1,487	$1,471	$1,500
Sabre Inc.	(e)	Consumer Services	L+600	1.3%	12/29/17	4,978	4,931	5,052
Safariland, LLC	(d)(f)(h)	Capital Goods	L+925	1.5%	7/27/18	45,243	44,392	46,601
Sagittarius Restaurants LLC	(d)(f)	Consumer Services	L+550	2.0%	5/18/15	6,530	6,497	6,505
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,524	33,000
Sheridan Production Co., LLC	(e)	Energy	L+375	1.3%	9/14/19	5,224	5,173	5,279
Shield Finance Co. Sarl	(f)(j)	Software & Services	L+525	1.3%	5/10/19	10,974	10,822	11,002
Sirius Computer Solutions, Inc.	(d)(i)	Software & Services	L+575	1.3%	11/30/18	9,808	9,710	9,900
Sitel, LLC	(e)	Telecommunication Services	L+675		1/30/17	5,966	5,743	5,951
Six3 Systems, Inc.	(d)	Software & Services	L+575	1.3%	10/4/19	4,674	4,629	4,674
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	61,000	60,288	61,000
Smile Brands Group Inc.	(d)(e)	Health Care Equipment & Services	L+525	1.8%	12/21/17	13,717	13,308	12,962
Sophia, L.P.	(d)(e)(f)	Software & Services	L+500	1.3%	7/19/18	13,966	13,880	14,165
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+400	2.0%	8/16/13	50,402	49,586	49,609
Spansion LLC	(e)(j)	Semiconductors & Semiconductor Equipment	L+350	1.3%	2/9/15	6,369	6,285	6,418
Sports Authority, Inc.	(d)(e)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,418	22,234	22,615
Sprouts Farmers Markets Holdings, LLC		Food & Staples Retailing	L+475		4/18/16	5,250	5,250	5,001
Sprouts Farmers Markets Holdings, LLC	(d)	Food & Staples Retailing	L+475	1.3%	4/18/18	4,803	4,746	4,861
SRA International, Inc.	(d)(e)(f)	Software & Services	L+525	1.3%	7/20/18	21,624	20,910	20,489
Star West Generation LLC	(d)	Energy	L+450	1.5%	5/17/18	5,923	5,860	5,949
Surgery Center Holdings, Inc.	(d)(f)(h)	Health Care Equipment & Services	L+500	1.5%	2/6/17	14,693	14,473	14,620
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	50,000	49,022	50,000
Technicolor SA	(j)	Media	EURIBOR+500	2.0%	5/26/16	€2,345	2,770	3,080
Technicolor SA	(j)	Media	EURIBOR+600	2.0%	5/26/17	€6,279	7,402	8,249
Technicolor SA	(g)(j)	Media	L+500	2.0%	5/26/16	$1,659	1,507	1,651
Technicolor SA	(g)(j)	Media	L+600	2.0%	5/26/17	4,376	3,967	4,357
Texas Competitive Electric Holdings Co. LLC	(d)(e)(f)(g)(i)	Utilities	L+350		10/10/14	76,891	56,163	58,221
Texas Competitive Electric Holdings Co. LLC	(g)	Utilities	L+450		10/10/17	38,867	26,875	25,992
TI Group Automotive Systems, LLC	(d)(e)(j)	Capital Goods	L+550	1.3%	3/14/18	8,956	8,709	9,045
Titlemax, Inc.	(f)(h)	Diversified Financials	L+850	1.5%	6/15/15	25,000	24,790	25,500
Total Safety U.S., Inc.	(d)(f)	Energy	L+625	1.3%	10/31/17	9,900	9,667	10,032
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,928	6,830	6,945
Toys “R” Us-Delaware, Inc.	(d)(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	3,842	3,843	3,729
TravelCLICK, Inc.	(d)	Consumer Services	L+500	1.5%	3/16/16	7,836	7,746	7,836
Travelport LLC	(e)(f)(g)	Consumer Services	L+475		8/21/15	15,682	14,327	15,143

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
U.S. Security Associates Holdings, Inc.	(d)	Commercial & Professional Services	L+475	1.3%	7/28/17	$3,959	$3,958	$3,985
Unifrax I LLC	(e)(f)	Capital Goods	L+500	1.5%	11/28/18	13,958	13,707	14,145
United Surgical Partners International Inc.	(d)	Health Care Equipment & Services	L+475	1.3%	4/3/19	4,374	4,372	4,418
Univar Inc.	(e)	Materials	L+350	1.5%	6/30/17	6,509	6,509	6,500
Univision Communications Inc.	(e)(f)	Media	L+425		3/31/17	9,593	8,591	9,454
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	Prime+450		12/22/16	3,528	3,468	3,105
Vision Solutions, Inc.	(d)	Software & Services	L+450	1.5%	7/22/16	6,800	6,753	6,787
VPG Group Holdings LLC	(f)(h)	Materials	L+900	1.0%	10/4/16	55,055	54,173	55,056
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+450	1.3%	10/24/19	5,000	4,926	5,013
WASH Multifamily Laundry Systems, LLC	(g)	Commercial & Professional Services	Prime+375		8/28/14	3,830	3,803	3,825
West Corp.	(d)	Software & Services	L+450	1.3%	6/29/18	7,297	7,245	7,422
Wide OpenWest Finance, LLC	(d)	Media	L+500	1.3%	7/17/18	6,219	6,211	6,299
Willbros United States Holdings, Inc.	(h)(j)	Energy	L+750	2.0%	6/30/14	6,705	6,635	6,721
WireCo WorldGroup Inc.	(d)	Capital Goods	L+475	1.3%	2/15/17	3,558	3,554	3,638
Woodstream Corp.	(f)	Household & Personal Products	L+350		8/31/14	705	665	673
Woodstream Corp.	(g)	Household & Personal Products	Prime+375		8/31/14	1,530	1,508	1,522

Total Senior Secured Loans—First Lien							1,929,800	1,959,963
Unfunded Loan Commitments							(14,804)	(14,804)

Net Senior Secured Loan—First Lien							1,914,996	1,945,159

Senior Secured Loan—Second Lien—30.4%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	25,556	25,133	26,075
Advantage Sales & Marketing Inc.	(e)(f)	Commercial & Professional Services	L+775	1.5%	6/18/18	20,314	20,363	20,466
Affordable Care, Inc.	(d)(e)(f)(g)(h)	Health Care Equipment & Services	Prime+825		12/26/19	40,000	39,401	39,400
AlixPartners, LLP	(e)	Diversified Financials	L+925	1.5%	12/27/19	15,000	14,570	15,197
Alliance Laundry Systems LLC	(d)(e)	Capital Goods	L+825	1.3%	12/10/19	4,919	4,870	4,987
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/2/18	16,800	16,227	16,632
AssuraMed Holding, Inc.	(f)	Health Care Equipment & Services	L+800	1.3%	4/24/20	10,000	9,803	10,137
Asurion, LLC	(d)(e)	Insurance	L+750	1.5%	5/24/19	12,229	12,179	12,623
Attachmate Corp.	(e)(f)	Software & Services	L+950	1.5%	11/22/18	29,000	28,145	28,608
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+900	1.3%	4/30/19	52,885	51,845	52,224
BJ’s Wholesale Club, Inc.	(e)(f)	Food & Staples Retailing	L+850	1.3%	3/26/20	8,298	8,217	8,547
Blackboard Inc.	(f)(g)	Software & Services	L+1000	1.5%	4/4/19	22,000	20,107	21,197
BNY ConvergEx Group, LLC	(g)	Software & Services	L+700	1.8%	12/18/17	9,000	9,021	8,533
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	17,391	16,731	17,652

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Brock Holdings III, Inc.	(e)	Energy	L+825	1.8%	3/16/18	$7,756	$7,660	$7,815
Camp International Holding Co.	(d)	Capital Goods	L+875	1.3%	11/29/19	6,207	6,090	6,340
Cannery Casino Resorts, LLC	(g)	Consumer Services	L+875	1.3%	10/2/19	12,000	11,767	11,470
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/20/20	5,787	5,673	5,827
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+850	1.5%	1/15/18	57,500	56,734	57,500
EquiPower Resources Holdings, LLC	(d)	Utilities	L+850	1.5%	6/21/19	7,000	6,868	7,204
FR Brand Acquisition Corp.	(e)(g)(i)	Energy	L+975	1.3%	10/23/19	36,000	34,475	35,580
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	7,000	6,972	6,650
Hubbard Radio, LLC	(f)	Telecommunication Services	L+725	1.5%	4/30/18	1,429	1,417	1,457
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	6/14/19	37,000	35,681	36,630
JHCI Acquisition, Inc.	(g)	Transportation	L+550		12/19/14	11,250	10,549	10,144
Kronos Inc.	(d)(e)(f)	Software & Services	L+850	1.3%	4/30/20	30,769	30,466	30,846
LM U.S. Member LLC		Transportation	L+825	1.3%	10/15/20	9,375	9,236	9,457
Multi Packaging Solutions, Inc.	(f)	Commercial & Professional Services	L+900	1.3%	5/4/19	23,250	22,903	22,785
NES Rentals Holdings, Inc.	(g)	Capital Goods	L+1150	1.8%	10/14/14	8,500	8,461	8,500
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	23,768	23,190
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,541	6,633
Pharmaceutical Research Associates, Inc.	(f)	Health Care Equipment & Services	L+925	1.3%	11/27/19	25,000	24,751	25,266
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	45,000	44,211	44,550
Samson Investment Co.	(d)	Energy	L+475	1.3%	9/25/18	5,515	5,475	5,581
Sedgwick CMS Holdings Inc.		Commercial & Professional Services	L+750	1.5%	5/30/17	500	500	508
Sensus U.S.A. Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,577	8,614
Sheridan Holdings, Inc.	(f)	Health Care Equipment & Services	L+775	1.3%	7/1/19	2,727	2,702	2,769
Smart & Final Inc.	(g)	Food & Staples Retailing	L+925	1.3%	11/16/20	6,400	6,209	6,464
Southern Pacific Resource Corp.	(e)(f)(j)	Energy	Prime+750		1/7/16	13,693	13,571	13,878
SRAM, LLC	(d)	Consumer Durables & Apparel	L+700	1.5%	12/7/18	5,000	4,960	5,088
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,095	23,647
TriZetto Group, Inc.		Software & Services	L+725	1.3%	3/27/19	8,372	8,250	8,337
Venoco, Inc.	(d)(g)	Energy	L+700	1.5%	6/30/17	7,857	7,705	8,024
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,703	14,833
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	4/24/20	7,000	6,862	7,018
Web.com Group, Inc.	(d)(f)(j)	Software & Services	L+950	1.5%	10/26/18	4,187	4,098	4,323
WP CPP Holdings, LLC	(d)(e)(h)(i)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,850	15,150

Total Senior Secured Loans—Second Lien							752,392	764,356

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—18.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	$78,500	$76,710	$78,010
Allen Systems Group, Inc.	(f)	Software & Services	10.5%		11/15/16	15,323	14,205	11,186
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	3,631
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	21,792	22,002
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,075
Cenveo Corp.	(e)(f)	Commercial & Professional Services	8.9%		2/1/18	23,788	21,717	22,711
Chester Downs & Marina, LLC	(e)	Consumer Services	9.3%		2/1/20	3,750	3,784	3,700
Clear Channel Communications, Inc.	(d)(e)(f)(i)	Media	9.0%		12/15/19	8,254	7,498	7,606
Eastman Kodak Co.	(f)(l)	Consumer Durables & Apparel	10.6%		3/15/19	14,500	12,136	11,932
Eastman Kodak Co.	(l)	Consumer Durables & Apparel	9.8%		3/1/18	18,992	13,990	15,599
Edgen Murray Corp.	(e)(j)	Capital Goods	8.8%		11/1/20	1,400	1,390	1,414
Energy Future Intermediate Holding Co. LLC	(f)	Utilities	11.8%		3/1/22	14,250	14,689	15,924
Energy Future Intermediate Holding Co. LLC	(g)	Utilities	6.9%		8/15/17	1,100	1,100	1,173
First Data Corp.	(g)	Software & Services	6.8%		11/1/20	2,000	1,985	2,037
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,121	12,985
INEOS Finance Plc	(e)(j)	Materials	7.5%		5/1/20	850	850	890
INEOS Finance Plc	(e)(j)	Materials	8.4%		2/15/19	3,000	3,000	3,238
JW Aluminum Co.	(f)	Materials	11.5%		11/15/17	20,000	19,633	19,400
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	10.5%		11/1/18	18,660	18,093	19,640
Neff Rental LLC		Capital Goods	9.6%		5/15/16	1,352	1,363	1,402
NES Rentals Holdings, Inc.	(f)(g)	Capital Goods	12.3%		4/15/15	38,375	38,683	39,573
Paetec Holdings Corp.	(e)(j)	Telecommunication Services	8.9%		6/30/17	4,680	4,767	5,031
Palace Entertainment Holdings, LLC	(e)	Consumer Services	8.9%		4/15/17	2,400	2,400	2,541
PH Holding LLC	(f)	Consumer Durables & Apparel	9.8%		12/31/17	10,000	9,810	10,100
Reynolds Group Holdings, Inc.	(e)(j)	Consumer Durables & Apparel	5.8%		10/15/20	6,750	6,750	6,986
Reynolds Group Holdings, Inc.	(e)(j)	Consumer Durables & Apparel	7.1%		4/15/19	3,000	3,121	3,253
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,149
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	33,702	32,525
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	16,000	16,164	17,104
Symbion, Inc.	(e)(f)	Health Care Equipment & Services	8.0%		6/15/16	12,460	12,327	12,881
Technicolor SA	(g)(j)	Media	9.4%		4/23/16	2,241	2,078	2,314
Technicolor SA	(g)(j)	Media	9.4%		5/26/17	13,495	12,478	13,934
Texas Competitive Electric Holdings Co. LLC	(f)	Utilities	11.5%		10/1/20	10,000	9,916	7,909

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Titlemax, Inc.	(f)	Diversified Financials	13.3%		7/15/15	$14,500	$15,073	$16,149
Tops Markets LLC	(e)	Food & Staples Retailing	8.9%		12/15/17	2,750	2,750	2,851
Travelport LLC	(g)	Consumer Services	L+600 PIK		12/1/16	22,933	18,111	18,404
Univision Communications Inc.	(f)	Media	6.9%		5/15/19	6,800	6,754	7,128
Viasystems Group Inc.	(e)(j)	Technology Hardware & Equipment	7.9%		5/1/19	5,000	5,000	4,912

Total Senior Secured Bonds							460,040	466,299

Subordinated Debt—20.4%
Advantage Sales & Marketing Inc.	(g)	Commercial & Professional Services	13.0%		12/23/18	10,000	9,818	9,850
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	16,700	16,557	17,264
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,586	16,000
Aurora Diagnostics, LLC	(f)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	20,065	20,120	18,761
Aurora USA Oil & Gas, Inc.	(j)	Energy	9.9%		2/15/17	3,000	3,041	3,236
BakerCorp. International Inc.	(f)	Commercial & Professional Services	8.3%		6/1/19	5,000	5,000	5,069
Bresnan Broadband Holdings LLC	(e)(j)	Telecommunication Services	8.0%		12/15/18	5,000	5,000	5,419
Calumet Lubricants Co., L.P.	(f)(j)	Energy	9.4%		5/1/19	5,800	5,800	6,330
Calumet Lubricants Co., L.P.	(f)(j)	Energy	9.6%		8/1/20	1,500	1,475	1,646
Cincinnati Bell Inc.	(e)(j)	Telecommunication Services	8.4%		10/15/20	8,895	8,750	9,651
Comstock Resources, Inc.	(e)(f)(j)	Energy	9.5%		6/15/20	21,000	20,061	22,301
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,453	4,895
Del Monte Foods Co.	(e)	Food, Beverage & Tobacco	7.6%		2/15/19	3,500	3,498	3,654
Entercom Radio, LLC	(e)(j)	Media	10.5%		12/1/19	13,500	13,360	14,873
EPL Oil & Gas, Inc.	(e)(j)	Energy	8.3%		2/15/18	3,200	3,169	3,300
First Data Corp.	(g)	Software & Services	12.6%		1/15/21	5,000	5,309	5,284
Flanders Corp.	(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	8,153	7,969	8,194
Gymboree Corp.	(g)	Consumer Durables & Apparel	9.1%		12/1/18	7,000	6,418	6,306
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,689	2,432	2,473
Infiltrator Systems, Inc.		Capital Goods	12%, 2.0% PIK		3/11/18	63,558	62,508	65,942
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,960	10,600
J.Crew Group, Inc.		Consumer Durables & Apparel	8.1%		3/1/19	1,200	1,200	1,273
JBS U.S.A. LLC	(e)(j)	Food, Beverage & Tobacco	8.3%		2/1/20	3,000	2,960	3,173
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	26,700	25,405	25,565
Lin Television Corp.	(e)(j)	Media	6.4%		1/15/21	750	750	787
Lone Pine Resources Canada Ltd.	(g)(j)	Energy	10.4%		2/15/17	5,000	4,938	4,676

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
MModal Inc.	(e)(g)	Health Care Equipment & Services	10.8%		8/15/20	$2,418	$2,370	$2,249
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,331
Mood Media Corp.	(e)(f)(j)	Media	9.3%		10/15/20	24,250	24,277	25,252
The Pantry, Inc.	(g)(j)	Food & Staples Retailing	8.4%		8/1/20	5,500	5,500	5,789
Petco Holdings, Inc.	(e)	Retailing	8.5%		10/15/17	1,000	995	1,034
Pharmaceutical Product Development, Inc.	(g)	Health Care Equipment & Services	9.5%		12/1/19	2,900	2,900	3,302
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,206	3,441
Quicksilver Resources Inc.	(e)(j)	Energy	7.1%		4/1/16	1,000	891	802
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	10,500	10,629	10,671
Samson Investment Co.	(e)(f)	Energy	9.8%		2/15/20	19,420	19,630	20,585
SandRidge Energy, Inc.	(e)(j)	Energy	8.1%		10/15/22	7,500	7,500	8,234
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,500	15,214	15,655
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	8,030
Symmetry Medical Inc.	(g)(j)	Health Care Equipment & Services	12.0%, 2.0% PIK		12/29/17	33,170	32,305	34,413
ThermaSys Corp.		Capital Goods	10.0%, 2.5% PIK		12/31/16	86,210	84,674	86,210
Univar Inc.	(f)	Materials	12.0%		6/30/18	3,000	2,953	3,045
Viking Cruises, Ltd.	(e)(j)	Consumer Services	8.5%		10/15/22	4,075	4,075	4,406

Total Subordinated Debt							491,906	511,971

Collateralized Securities—4.7%
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,214	1,660
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,221	4,320
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,820	2,128
Carlyle Azure CLO Class Income	(j)	Diversified Financials	23.3%		5/27/20	28,000	13,099	18,141
Dryden CDO 23A Class E	(j)	Diversified Financials	L+700		7/20/23	4,500	3,634	3,984
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	15.2%		7/17/23	10,000	7,650	8,710
Galaxy VII CLO Class Subord.	(j)	Diversified Financials	28.9%		10/13/18	2,000	886	1,422
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,490	5,168
Mountain View CLO II Class Pref.	(j)	Diversified Financials	34.5%		1/12/21	9,225	4,658	8,819
Octagon CLO 2006 10A Class Income	(j)	Diversified Financials	54.0%		10/18/20	4,375	2,346	4,472
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	55.8%		10/25/21	10,000	5,290	11,973
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	48.9%		4/17/21	5,000	3,067	6,226
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	16.8%		1/15/24	42,504	41,036	41,971

Total Collateralized Securities							91,411	118,994

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.1%(k)
Aquilex Corp., Common Equity, Class A Shares	(f)(l)	Energy	15,128	$2,266	$5,977
Aquilex Corp., Common Equity, Class B Shares	(f)(g)(l)	Energy	32,637	4,889	12,895
ERC Ireland Holdings Ltd., Common Equity	(i)(j)(l)	Telecommunication Services	13,510	—	—
ERC Ireland Holdings Ltd., Warrants	(i)(j)(l)	Telecommunication Services	2,617	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods	5,000,000	5,000	6,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services	71	—	99
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services	226,635	—	—
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services	1,000,000	1,000	1,350
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	2,623	262	—
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	738	738	608
Micronics, Inc., Common Equity	(g)(l)	Energy	12,057	50	—
Micronics, Inc., Preferred Equity	(l)	Energy	283,947	11,181	6,673
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	523,068	51,941	55,924
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,432
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	3,738
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,095	10,031	10,572
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	246	338
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	4,330
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	87,607	8,354	8,366
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	12	16
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	694
ThermaSys Corp., Preferred Equity	(g)(l)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	2,500	2,250

Total Equity/Other				114,499	127,943

TOTAL INVESTMENTS—156.7%				$3,825,244	3,934,722

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,422,984)

NET ASSETS—100.0%					$2,511,738

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

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, the Company had five wholly-owned financing subsidiaries, Broad Street Funding LLC, or Broad Street, Arch Street Funding LLC, or Arch Street, Locust Street Funding LLC, or Locust Street, Race Street Funding LLC, or Race Street, and Walnut Street Funding LLC, or Walnut Street, a sixth wholly-owned subsidiary, IC American Energy Investments, Inc., through which it holds an equity interest in American Energy Ohio Holdings, LLC, a non-controlled and non-affiliated portfolio company, and a seventh wholly-owned subsidiary, FSIC Investments, Inc., through which it may hold certain investments in portfolio companies from time to time. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Use of Estimates: The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with FB Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

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

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

In connection with the Company’s 2013 annual meeting of stockholders, the Company received stockholder approval to amend the investment advisory and administrative services agreement effective upon the listing of the Company’s common stock on a national securities exchange. Upon such event, if any, the hurdle rate used to compute the subordinated incentive fee on income will be based on the net asset value of the Company’s assets rather than adjusted capital. In addition to the amendments approved by stockholders, the subordinated incentive fee on income will become subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

Income Taxes: The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company accrued $5,742 and $500 in estimated excise taxes payable in respect of income received during the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, respectively, the Company paid $1,347 and $761 in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2012 and 2011 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2013. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering(1)	—	$—	83,239,728	$886,432	115,853,483	$1,232,134
Reinvestment of Distributions	10,771,271	109,373	10,140,536	98,763	3,662,625	37,241

Total Gross Proceeds	10,771,271	109,373	93,380,264	985,195	119,516,108	1,269,375
Commissions and Dealer Manager Fees	—	—	—	(83,084)	—	(115,443)

Net Proceeds to Company	10,771,271	109,373	93,380,264	902,111	119,516,108	1,153,932
Share Repurchase Program	(3,341,931)	(33,806)	(1,879,983)	(18,324)	(458,229)	(4,416)

Net Proceeds from Share Transactions	7,429,340	$75,567	91,500,281	$883,787	119,057,879	$1,149,516

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

Public Offering of Shares

In May 2012, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 247,454,171 shares (as adjusted for stock distributions) of common stock for gross

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

proceeds of $2,605,158 in its continuous public offering. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of February 27, 2014, the Company had sold a total of 267,132,789 shares (as adjusted for stock distributions) of common stock and raised total gross proceeds of $2,802,259, including approximately $1,000 contributed by the principals of the Company’s investment adviser in February 2008.

During the years ended December 31, 2013, 2012 and 2011, the Company sold 10,771,271, 93,380,264 and 119,516,108 shares for gross proceeds of $109,373, $985,195 and $1,269,375 at an average price per share of $10.15, $10.55 and $10.62, respectively. The gross proceeds received during the years ended December 31, 2013, 2012 and 2011 include reinvested stockholder distributions of $109,373, $98,763 and $37,241, for which the Company issued 10,771,271, 10,140,536 and 3,662,625 shares of common stock, respectively. During the period from January 1, 2014 to February 27, 2014, the Company issued 1,903,771 shares of common stock for gross proceeds of $19,466 at a price per share of $10.22 pursuant to its distribution reinvestment plan.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0, $83,084 and $115,443 for the years ended December 31, 2013, 2012 and 2011, respectively.

Share Repurchase Program

Historically, the Company conducted quarterly tender offers pursuant to its share repurchase program to provide limited liquidity to its stockholders. In anticipation of the potential listing of the Company’s shares of common stock on the New York Stock Exchange LLC, or NYSE, the Company’s board of directors has terminated its share repurchase program effective March 21, 2014. If and when the Company’s common stock is listed on the NYSE, the Company anticipates that the listing will provide its stockholders with liquidity and therefore does not expect to implement a new share repurchase program following the listing.

Prior to the termination of the share repurchase program in anticipation of the listing, the Company’s board of directors considered the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

The Company limited the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it could repurchase with the proceeds it received from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

the Company was also permitted to use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company limited the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offered to repurchase may have been less in light of the limitations noted above.

Under the share repurchase program, the Company offered to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price was determined by the Company’s board of directors or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per share of the Company’s common stock (as determined in good faith by the Company’s board of directors or a committee thereof) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The first such tender offer commenced in March 2010, and the repurchase occurred in connection with the Company’s April 1, 2010 semi-monthly closing.

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the years ended December 31, 2013, 2012 and 2011:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2011
December 31, 2010	January 3, 2011	99,633	100%	$9.585	$955
March 31, 2011	April 1, 2011	158,258	100%	$9.675	$1,531
June 30, 2011	July 1, 2011	79,250	100%	$9.675	$767
September 30, 2011	October 3, 2011	121,088	100%	$9.585	$1,161
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
September 30, 2012	October 1, 2012	672,064	100%	$9.900	$6,653
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642
September 30, 2013	October 1, 2013	656,541	100%	$10.200	$6,697

On January 2, 2014, the Company repurchased 872,865 shares (representing 100% of shares of common stock tendered for repurchase) at $10.20 per share for aggregate consideration totaling $8,903.

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

In connection with the Company’s 2013 annual meeting of stockholders, the Company received stockholder approval to amend the investment advisory and administrative services agreement effective upon the listing of the Company’s common stock on a national securities exchange. Upon such event, if any, the hurdle rate used to compute the subordinated incentive fee on income will be based on the net asset value of the Company’s assets rather than adjusted capital. In addition to the amendments approved by stockholders, the subordinated incentive fee on income will become subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

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

The Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor is required to allocate the cost of such services to the Company based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FB Advisor, has funded certain of the Company’s offering costs and organization costs. Under the terms of the investment advisory and administrative services agreement, when the Company’s registration statement was declared effective by the SEC and the Company was successful in raising gross proceeds in excess of $2,500, or the minimum offering requirement, from persons who were not affiliated with the Company or FB Advisor, FB Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FB Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On January 2, 2009, the Company satisfied the minimum offering requirement. The Company did not pay any reimbursements under this arrangement during the years ended December 31, 2013 or 2012. The Company paid total reimbursements of $641 to FB Advisor and its affiliates during the year ended December 31, 2011. The reimbursements were recorded as a reduction of capital. As of December 31, 2013, no amounts remain reimbursable to FB Advisor and its affiliates under this arrangement.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2013, 2012 and 2011:

			Year Ended December 31,
Related Party	Source Agreement	Description	2013	2012	2011
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$90,247	$68,059	$27,791
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$4,173	$39,751	$(4,063)
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$62,253	$13,393	$—
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$5,165	$5,297	$2,625
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$15,842	$22,109

(1)	During the years ended December 31, 2013, 2012 and 2011, $89,054, $56,124 and $21,517, respectively, in base management fees were paid to FB Advisor. As of December 31, 2013, $22,700 in base management fees were payable to FB Advisor.

(2)	During the year ended December 31, 2013, the Company accrued capital gains incentive fees of $4,173 based on the performance of its portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. During the year ended December 31, 2012, the Company accrued capital gains incentive fees of $39,751 based on the performance of its portfolio, of which $27,960 was based on unrealized gains and $11,791 was based on realized gains. During the year ended December 31, 2011, the Company reversed $4,063 in capital gains incentive fees accrued by the Company as of December 31, 2010 as a result of unrealized losses in its portfolio during the year ended December 31, 2011. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor $11,791 in capital gains incentive fees during the year ended December 31, 2013. As of December 31, 2013, $1,590 in capital gains incentive fees were payable to FB Advisor.

(3)	During the year ended December 31, 2013, $61,343 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2013, a subordinated incentive fee on income of $14,303 was payable to FB Advisor.

(4)	During the years ended December 31, 2013, 2012 and 2011, $4,463, $4,772 and $2,501, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $4,959, $4,504 and $2,781, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2013, 2012 and 2011.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO / Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. During the years ended December 31, 2013, 2012 and 2011, no such reimbursements were required from Franklin Square Holdings.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company have declared and paid on its common stock during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)(2)	$0.9098	$86,657
2012(3)(4)	0.8586	197,906
2013(5)	0.8303	212,153

(1)	In addition to regular semi-monthly cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2011 include approximately $10,284, or approximately $0.115 per share, in special cash distributions.

(2)	On April 13, 2011, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.032156 per share to $0.033594 per share, effective May 1, 2011.

(3)	In addition to regular cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(4)	On May 15, 2012, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, the Company declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(5)	On June 25, 2013, the Company’s board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, the Company’s board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

On January 7, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.0720 per share, which was paid on January 31, 2014 to stockholders of record on January 30, 2014. On February 4, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.0720 per share, which will be paid on February 28, 2014 to stockholders of record on February 27, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan. On February 19, 2014, the Company notified stockholders that it planned to terminate its distribution reinvestment plan in contemplation of, and subject to, the potential listing of the Company’s shares of common stock on the NYSE. Subject to applicable legal restrictions, and the discretion of its board of directors, the Company expects to adopt a new distribution reinvestment plan following and in connection with the listing of its shares of common stock on the NYSE. If the Company’s current distribution reinvestment plan is terminated and pending the adoption of a new distribution reinvestment plan, stockholders that had elected to participate in the earlier distribution reinvestment plan will receive cash rather than shares of common stock in respect of any cash distribution the Company declares.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	212,153	100%	144,364	73%	74,663	86%
Capital gains proceeds from the sale of assets	—	—	53,542	27%	11,994	14%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$212,153	100%	$197,906	100%	$86,657	100%

(1)	During the years ended December 31, 2013, 2012 and 2011, 89.3%, 92.1% and 89.6%, respectively, of the Company’s gross investment income was attributable to cash interest earned, 9.1%, 6.8% and 9.2%, respectively, was attributable to non-cash accretion of discount and 1.6%, 1.1% and 1.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the years ended December 31, 2013, 2012 and 2011 was $236,936, $185,513 and $91,254, respectively. As of December 31, 2013, 2012 and 2011, the Company had $137,867, $57,740 and $16,591, respectively, of undistributed net investment income and realized gains on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2012 was adjusted following the filing of the Company’s 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2012 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gain for tax purposes, the reversal of non-deductible excise taxes and, with respect to the years ended December 31, 2012 and 2011, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income and the amount by which tax-basis income received by the Company with respect to collateralized securities and interests in partnerships exceeded its GAAP-basis income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
GAAP-basis net investment income	$244,976	$133,907	$71,364
Tax accretion of discount on investments	—	—	4,035
Reversal of incentive fee accrual on unrealized gains	2,583	27,960	(4,063)
Taxable income adjustment on collateralized securities and partnerships	—	9,355	14,446
Excise taxes	5,742	500	—
Tax-basis net investment income portion of total return swap payments	—	12,356	5,169
Reclassification of unamortized original issue discount	(15,904)	—	—
Other miscellaneous differences	(461)	1,435	303

Tax-basis net investment income	$236,936	$185,513	$91,254

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively. During the years ended December 31, 2012 and 2011, the Company reduced accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $13,480 and $9,385, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 and $9,385, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

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

As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	Year ended December 31,
	2013	2012
Distributable ordinary income	$82,523	$57,740
Distributable realized gains	55,344	—
Incentive fee accrual on unrealized gains	(30,543)	(27,960)
Unamortized organization costs	(429)	(472)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	67,085	84,352

	$173,980	$113,660

(1)	As of December 31, 2013 and 2012, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $136,679 and $114,920, respectively. As of December 31, 2013 and 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $69,594 and $30,568, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,070,314 and $3,850,245 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $67,085 and $84,352 as of December 31, 2013 and 2012, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,080,228	$2,123,608	51%	$1,914,996	$1,945,159	50%
Senior Secured Loans—Second Lien	875,276	897,845	22%	752,392	764,356	19%
Senior Secured Bonds	414,297	385,548	9%	460,040	466,299	12%
Subordinated Debt	421,964	426,728	10%	491,906	511,971	13%
Collateralized Securities	120,206	140,508	4%	91,411	118,994	3%
Equity/Other	142,114	163,344	4%	114,499	127,943	3%

	$4,054,085	$4,137,581	100%	$3,825,244	$3,934,722	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013, the Company had five such investments with aggregate unfunded commitments of $48,439 and one equity investment with an unfunded commitment of $4,629. As of December 31, 2012, the Company had three such investments with aggregate unfunded commitments of $14,804. The Company maintains sufficient cash on hand to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$51,551	1%	$41,479	1%
Capital Goods	858,352	21%	675,187	17%
Commercial & Professional Services	318,196	8%	271,978	7%
Consumer Durables & Apparel	306,917	7%	264,722	7%
Consumer Services	436,650	11%	293,408	7%
Diversified Financials	160,678	4%	220,622	6%
Energy	468,036	11%	430,444	11%
Food & Staples Retailing	29,484	1%	96,739	2%
Food, Beverage & Tobacco	4,042	0%	9,713	0%
Health Care Equipment & Services	176,010	4%	362,456	9%
Household & Personal Products	66,300	2%	78,124	2%
Insurance	17,814	0%	28,623	1%
Materials	233,719	6%	199,089	5%
Media	193,283	5%	154,599	4%
Pharmaceuticals, Biotechnology & Life Sciences	57,794	1%	37,259	1%
Retailing	69,171	2%	24,652	1%
Semiconductors & Semiconductor Equipment	—	—	8,820	0%
Software & Services	366,976	9%	339,641	9%
Technology Hardware & Equipment	134,121	3%	94,128	2%
Telecommunication Services	178,977	4%	152,458	4%
Transportation	9,510	0%	29,104	1%
Utilities	—	—	121,477	3%

Total	$4,137,581	100%	$3,934,722	100%

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

As of December 31, 2013 and 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2013	December 31, 2012
Level 1 - Price quotations in active markets	$2,147	$—
Level 2 - Significant other observable inputs	—	—
Level 3 - Significant unobservable inputs	4,135,434	3,934,722

	$4,137,581	$3,934,722

The Company’s investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-seven senior secured loan investments, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Also, one equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the year ended December 31, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2013
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722
Accretion of discount (amortization of premium)	24,984	6,725	5,648	5,303	549	57	43,266
Net realized gain (loss)	7,628	3,098	20,815	9,786	5,687	—	47,014
Net change in unrealized appreciation (depreciation)	13,217	10,605	(35,008)	(15,301)	(7,281)	6,841	(26,927)
Purchases	1,646,725	446,626	231,539	239,201	47,340	29,100	2,640,531
Paid-in-kind interest	816	689	484	4,093	—	1,633	7,715
Sales and redemptions	(1,514,921)	(334,254)	(304,229)	(328,325)	(24,781)	(4,377)	(2,510,887)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$31,181	$4,397	$3,767	$(2,661)	$(3,588)	$4,493	$37,589

	For the Year Ended December 31, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,023,183	$388,508	$115,360	$233,877	$68,366	$15,064	$1,844,358
Accretion of discount (amortization of premium)	11,891	4,089	2,121	1,229	850	638	20,818
Net realized gain (loss)	24,103	6,951	3,815	578	9,167	2,394	47,008
Net change in unrealized appreciation (depreciation)	30,197	20,722	12,147	23,116	22,681	18,536	127,399
Purchases	2,208,650	571,638	403,326	531,551	52,822	95,347	3,863,334
Paid-in-kind interest	—	197	—	3,055	—	—	3,252
Sales and redemptions	(1,352,865)	(227,749)	(70,470)	(281,435)	(34,892)	(4,036)	(1,971,447)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$35,962	$16,558	$11,316	$18,792	$24,362	$18,186	$125,176

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2013 and 2012 were as follows:

Type of Investment	Fair Value at December 31, 2013(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,406,294	Market Comparables	Market Yield (%)	6.5% - 16.0%	8.8%
Senior Secured Loans—Second Lien	200,044	Market Comparables	Market Yield (%)	10.3% - 11.8%	10.9%
Subordinated Debt	211,066	Market Comparables	Market Yield (%)	7.8% - 13.8%	11.1%
Collateralized Securities	16,740	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	161,197	Market Comparables	Market Yield (%)	13.5% - 15.8%	15.1%
			EBITDA Multiples (x)	5.0x - 13.3x	7.3x
			Production Multiples (Mmb/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $9.0	$8.5
			PV-10 Multiples (x)	0.6x - 0.7x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 24.3%	17.6%
		Option Valuation Model	Volatility (%)	52.5% - 61.5%	53.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $48,439 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$605,163	Market Comparables	Market Yield (%)	6.8% - 17.3%	9.7%
Senior Secured Loans—Second Lien	118,682	Market Comparables	Market Yield (%)	10.3% - 12.8%	11.2%
Senior Secured Bonds	10,100	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Subordinated Debt	224,059	Market Comparables	Market Yield (%)	9.3% - 14.5%	12.9%
Equity/Other	127,943	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	3.3x - 12.5x	6.9x
			Production Multiples (Mmb/d)	$57,500.0 - $62,500.0	$60,000.0
			Proved Reserves Multiples (Mmboe)	$12.5 - $13.5	$13.0
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
			Revenue Multiples	1.6x - 1.6x	1.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	44.0% - 59.7%	44.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment ($39,400), which was newly-issued and purchased near December 31, 2012, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. As of December 31, 2012, $14,804 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2013.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L+1.75%	$373,682	$176,318	August 29, 2015
Broad Street Credit Facility	Revolving	L+1.50%	$125,000	$—	December 20, 2014
JPM Facility	Repurchase	3.25%	$950,000	$—	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.75%	$225,000	$25,000	May 17, 2017

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

As of December 31, 2013 and 2012, $373,682 and $497,682, respectively, was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2013, $2,458 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Arch Street credit facility was 1.99% per annum as of December 31, 2013. Interest is payable quarterly in arrears and commenced August 29, 2012. The Company recorded interest expense of $11,885 and $4,295 for the years ended December 31, 2013 and 2012, respectively, of which $1,481 and $507, respectively, related to the amortization of deferred financing costs and $311 and $22, respectively, related to commitment fees on the unused portion of the facility. The Company paid $12,121 and $0 in interest expense during the years ended December 31, 2013 and 2012, respectively. The average borrowings under the Arch Street credit facility for the year ended December 31, 2013 were $488,712 with a weighted average interest rate (including the effect of non-usage fees) of 2.10%. The average borrowings under the Arch Street credit facility for the period from August 29, 2012 to December 31, 2012 were $470,962, with a weighted average interest rate (including the effect of non-usage fees) of 2.33%.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

In connection with the Arch Street credit facility, Arch Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Arch Street or the Company; (c) the failure of Arch Street to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Arch Street’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, the lenders may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Arch Street must pay interest at a default rate.

Borrowings of Arch Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Broad Street Credit Facility

On January 28, 2011, Broad Street, the Company’s wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR + 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into a further amendment to the facility which extended the maturity date to December 20, 2014 and reduced the maximum amount which could be borrowed under the facility to $125,000. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

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

As of December 31, 2013 and 2012, $125,000 and $240,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2013, all of the deferred financing costs have been amortized to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The effective interest rate under the Broad Street credit facility was 1.74% per annum as of December 31, 2013. Interest is paid quarterly in arrears and commenced August 20, 2010. The Company recorded interest expense of $4,414, $8,517 and $9,155 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $225, $958 and $877, respectively, related to the amortization of deferred financing costs and $72, $18 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $4,735, $8,143 and $7,930 in interest expense for the years ended December 31, 2013, 2012 and 2011, respectively. The average borrowings under the credit facility for the years ended December 31, 2013, 2012 and 2011 were $230,466, $368,023 and $337,898, respectively, with a weighted average interest rate (including the effect of non-usage fees) of 1.76%, 2.05% and 2.45%, respectively, including the effect of non-usage fees.

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

In connection with the facility, Broad Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or the Company; (e) the Company ceasing to act as investment manager of Broad Street’s assets; (f) the decline of the Company’s net asset value below $50,000; and (g) fraud or other illicit acts by the Company, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

JPM Financing

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street and Race Street, the Company entered into an amendment, or the April 2013 amendment, to its debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011 (and previously amended on September 26, 2012). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

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

Pursuant to the Amended and Restated Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to the Company’s investment adviser, FB Advisor.

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

If at any time during the term of the JPM Facility the market value of the assets held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Race Street intends to borrow funds from the Company pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012, between Race Street, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

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

In connection with the Class A Notes and the Amended and Restated Indenture, Locust Street also entered into: (i) an amended and restated collateral management agreement with the Company, as collateral manager, dated as of September 26, 2012, pursuant to which the Company will manage the assets of Locust Street; and (ii) an amended and restated collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of September 26, 2012, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into a collateral management agreement with the Company, as collateral manager, dated as of September 26, 2012, pursuant to which the Company will manage the assets of Race Street.

As of December 31, 2013 and 2012, Class A Notes in the aggregate principal amount of $1,140,000 and $812,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000 and $676,667, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2013 and 2012, Race Street’s liability under the JPM Facility was $950,000 and $676,667, respectively, plus $6,690 and $4,298, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of December 31, 2013 and 2012, the fair value of assets held by Locust Street was $1,870,351 and $1,307,933, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2013 and 2012, the fair value of assets held by Race Street was $747,330 and $598,528, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2013, $173 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The effective interest rate on the borrowings under the JPM Facility was 3.25% per annum as of December 31, 2013. The Company recorded interest expense of $26,558, $14,753 and $2,179 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $106, $101 and $45, respectively, related to the amortization of deferred financing costs. The Company paid $24,060, $11,648 and $840 in interest expense during the years ended December 31, 2013, 2012 and 2011, respectively. The average borrowings under the JPM Facility for the years ended December 31, 2013, 2012 and 2011 were $802,746, $406,002 and $129,917, respectively, with a weighted average interest rate of 3.25%, 3.61% and 3.66%, respectively.

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

Borrowings under the Walnut Street credit facility accrue interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.75% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of December 31, 2013 and 2012, $225,000 and $235,364, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,761 in connection with obtaining the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2013, $2,537 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Walnut Street credit facility was 2.89% per annum as of December 31, 2013. Interest is payable quarterly in arrears and commenced October 15, 2012. The Company recorded interest expense of $7,906 and $2,662 for the years ended December 31, 2013 and 2012, respectively, of which $755 and $469, respectively, related to the amortization of deferred financing costs and $33 and $205, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $6,959

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

and $684 in interest expense during the years ended December 31, 2013 and 2012, respectively. The average borrowings under the Walnut Street credit facility for the year ended December 31, 2013 were $243,583, with a weighted average interest rate (including the effect of non-usage fees) of 2.90%. The average borrowings under the Walnut Street credit facility for the period from June 27, 2012 to December 31, 2012 were $139,274, with a weighted average interest rate (including the effect of non-usage fees) of 3.07%.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Per Share Data(1):
Net asset value, beginning of period	$9.97	$9.35	$9.42	$9.10	$7.33
Results of operations(2)
Net investment income (loss)	0.96	0.59	0.76	0.40	0.48
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.08	0.86	(0.19)	0.81	2.09

Net increase (decrease) in net assets resulting from operations	1.04	1.45	0.57	1.21	2.57

Stockholder distributions(3)
Distributions from net investment income	(0.83)	(0.63)	(0.78)	(0.55)	(0.46)
Distributions from net realized gain on investments	—	(0.23)	(0.13)	(0.32)	(0.21)

Net decrease in net assets resulting from stockholder distributions	(0.83)	(0.86)	(0.91)	(0.87)	(0.67)

Capital share transactions
Issuance of common stock(4)	—	0.04	0.34	0.10	0.19
Repurchases of common stock(5)	—	—	—	—	—
Offering costs(2)	—	(0.01)	(0.07)	(0.07)	(0.09)
Reimbursement to investment adviser(2)	—	—	—	(0.10)	(0.32)
Capital contributions of investment adviser(2)	—	—	—	0.05	0.09

Net increase (decrease) in net assets resulting from capital share transactions	—	0.03	0.27	(0.02)	(0.13)

Net asset value, end of period	$10.18	$9.97	$9.35	$9.42	$9.10

Shares outstanding, end of period	259,320,161	251,890,821	160,390,540	41,332,661	10,241,544

Total return(6)	10.43%	15.83%	8.93%	13.08%	33.33%

Ratio/Supplemental Data:
Net assets, end of period	$2,640,992	$2,511,738	$1,498,892	$389,232	$93,197

Ratio of net investment income to average net assets(7)	9.50%	6.07%	8.10%	4.37%	5.60%
Ratio of total expenses to average net assets(7)	8.90%	7.67%	5.01%	9.89%	5.91%
Portfolio turnover	61.18%	65.70%	72.28%	67.48%	46.45%

(1)	The share information utilized to determine per share data has been retroactively adjusted to reflect stock distributions declared in 2009 and 2010.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(6)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	Weighted average net assets during the period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Ratio of accrued capital gains incentive fees to average net assets	0.16%	1.80%	(0.46)%	2.54%	0.45%
Ratio of subordinated income incentive fees to average net assets	2.41%	0.61%	—	—	—
Ratio of interest expense to average net assets	1.97%	1.37%	1.29%	1.81%	—
Ratio of excise taxes to average net assets	0.22%	0.02%	—	—	—

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2013 and 2012. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$116,866	$123,307	$124,349	$110,044
Operating expenses
Total expenses	64,446	55,535	50,294	59,315

Net investment income	52,420	67,772	74,055	50,729
Realized and unrealized gain (loss)	24,388	(8,155)	(27,116)	31,747

Net increase (decrease) in net assets resulting from operations	$76,808	$59,617	$46,939	$82,476

Per share information-basic and diluted
Net investment income	$0.20	$0.26	$0.29	$0.20

Net increase (decrease) in net assets resulting from operations	$0.30	$0.23	$0.18	$0.33

Weighted average shares outstanding	258,262,842	256,108,444	254,213,036	252,606,873

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$105,618	$84,015	$63,054	$50,535
Operating expenses
Total expenses	57,882	49,259	26,531	35,643

Net investment income	47,736	34,756	36,523	14,892
Realized and unrealized gain (loss)	33,218	87,011	8,545	67,518

Net increase (decrease) in net assets resulting from operations	$80,954	$121,767	$45,068	$82,410

Per share information-basic and diluted
Net investment income	$0.19	$0.14	$0.16	$0.08

Net increase (decrease) in net assets resulting from operations	$0.32	$0.49	$0.20	$0.45

Weighted average shares outstanding	250,840,624	248,310,640	230,531,738	180,149,424

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2013 and 2012. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events

Although shares of the Company’s common stock are not currently listed for trading on a national securities exchange, the Company has applied to list its shares on the NYSE and, subject to NYSE approval, the Company expects trading to commence in April 2014, or at such earlier or later time as the Company’s board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that the Company will be able to list its shares for trading on the NYSE within its intended time frame or at all.

The Company anticipates that it will conduct a tender offer, or the tender offer, to purchase up to $250,000 in shares of its common stock in connection with the Company’s listing, pursuant to which the Company’s stockholders will be permitted to tender their shares of common stock to the Company for cash, subject to the terms and conditions of the tender offer. The Company expects that any such tender offer will commence at the time of the listing and will remain open for a period of at least 20 business days following the date of the listing. The terms of the tender offer, including the size thereof, will be determined by the Company’s board of directors prior to commencement of the tender offer.

The Tender Offer described in this annual report on Form 10-K has not yet commenced, and this annual report on Form 10-K is neither an offer to purchase nor a solicitation of an offer to sell any shares of the common stock of the Company or any other securities. On the commencement date of the Tender Offer, if any, the Company will file a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and related documents, with the SEC. The offer to purchase shares of common stock of the Company will only be made pursuant to the offer to purchase, the letter of transmittal and related documents filed with such Schedule TO. Stockholders are urged to read the tender offer statement (including an offer to purchase, a related letter of transmittal and the other offer documents), as they may be amended from time to time, when they become available because they will contain important information that should be read carefully before making any decision with respect to the tender offer. Stockholders may obtain a free copy of these statements (when available) at the website maintained by the SEC at www.sec.gov or by directing such requests to the information agent for the tender offer. In addition, the tender offer statement and related documentation (when available) may be obtained by directing such requests to the Company at (877) 628-8575.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 98.

Changes in Internal Control Over Financial Reporting

During our fourth quarter of 2013, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

4.1	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.2	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.5	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.6	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.7	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.8	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.9	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.10	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.11	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of March 18, 2011, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 24, 2011.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of February 16, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.15	Amended and Restated Confirmation Letter Agreement, dated as of June 12, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012.)

10.16	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.17	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.18	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.19	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.20	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.21	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.25	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.26	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.27	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.28	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.29	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.30	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.31	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.32	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.34	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch, and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2013.)

10.35	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.36	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.37	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.39	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.41	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.43	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.44	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.45	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: February 28, 2014	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 28, 2014	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2014	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: February 28, 2014	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: February 28, 2014	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Director

Date: February 28, 2014	/s/ BARRY H. FRANK
Barry H. Frank Director

Date: February 28, 2014	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: February 28, 2014	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: February 28, 2014	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: February 28, 2014	/s/ MICHAEL HELLER
Michael Heller Director

Date: February 28, 2014	/s/ PAUL MENDELSON
Paul Mendelson Director

Date: February 28, 2014	/s/ PEDRO A. RAMOS
Pedro A. Ramos Director