Form 10-Q
period 2014-03-31
FS Investment CORP
filed 2014-05-15
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00757

FS Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	26-1630040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania	19104
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 262,282,173 shares of common stock outstanding as of May 14, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$3,983,796 and $4,054,085, respectively)	$4,077,627	$4,137,581
Cash	297,685	227,328
Receivable for investments sold and repaid	67,779	26,722
Interest receivable	55,327	47,622
Deferred financing costs	4,845	5,168
Prepaid expenses and other assets	404	156

Total assets	$4,503,667	$4,444,577

Liabilities
Payable for investments purchased	$24,321	$23,423
Credit facilities payable	738,482	723,682
Repurchase agreement payable(1)	950,000	950,000
Stockholder distributions payable	18,814	18,671
Management fees payable	22,375	22,700
Accrued capital gains incentive fees(2)	35,379	32,133
Subordinated income incentive fees payable(2)	15,178	14,303
Administrative services expense payable	1,820	1,153
Interest payable	10,302	10,563
Directors’ fees payable	254	254
Other accrued expenses and liabilities	1,573	6,703
Commitments and contingencies(3)	—	—

Total liabilities	1,818,498	1,803,585

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 261,301,955 and 259,320,161 shares issued and outstanding, respectively	261	259
Capital in excess of par value	2,487,105	2,466,753
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	69,147	55,344
Accumulated undistributed (distributions in excess of) net investment income(4)	34,962	35,322
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	93,694	83,314

Total stockholders’ equity	2,685,169	2,640,992

Total liabilities and stockholders’ equity	$4,503,667	$4,444,577

Net asset value per share of common stock at period end	$10.28	$10.18

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$104,711	$102,214
Fee income	10,085	7,764
Dividend income	—	66

Total investment income	114,796	110,044

Operating expenses
Management fees	22,371	22,206
Capital gains incentive fees(1)	4,836	6,350
Subordinated income incentive fees(1)	15,178	14,228
Administrative services expenses	1,200	1,436
Stock transfer agent fees	451	890
Accounting and administrative fees	332	365
Interest expense	12,700	12,136
Directors’ fees	265	225
Other general and administrative expenses	1,586	1,479

Total operating expenses	58,919	59,315

Net investment income	55,877	50,729

Realized and unrealized gain/loss
Net realized gain (loss) on investments	13,822	14,171
Net realized gain (loss) on foreign currency	(19)	(63)
Net change in unrealized appreciation (depreciation) on investments	10,335	17,518
Net change in unrealized gain (loss) on foreign currency	45	121

Total net realized and unrealized gain (loss) on investments	24,183	31,747

Net increase (decrease) in net assets resulting from operations	$80,060	$82,476

Per share information—basic and diluted

Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.32	$0.33

Weighted average shares outstanding	260,185,661	252,606,873

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operations
Net investment income	$55,877	$50,729
Net realized gain (loss) on investments and foreign currency	13,803	14,108
Net change in unrealized appreciation (depreciation) on investments	10,335	17,518
Net change in unrealized gain (loss) on foreign currency	45	121

Net increase (decrease) in net assets resulting from operations	80,060	82,476

Stockholder distributions(1)
Distributions from net investment income	(56,237)	(39,543)
Distributions from net realized gain on investments	—	(11,641)

Net decrease in net assets resulting from stockholder distributions	(56,237)	(51,184)

Capital share transactions
Issuance of common stock	—	—
Reinvestment of stockholder distributions	29,257	26,476
Repurchases of common stock	(8,903)	(8,830)
Offering costs	—	—

Net increase in net assets resulting from capital share transactions	20,354	17,646

Total increase in net assets	44,177	48,938
Net assets at beginning of period	2,640,992	2,511,738

Net assets at end of period	$2,685,169	$2,560,676

Accumulated undistributed (distributions in excess of) net investment income(1)	$34,962	$15,493

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$80,060	$82,476
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(471,491)	(649,916)
Paid-in-kind interest	(2,439)	(1,413)
Proceeds from sales and repayments of investments	566,115	543,817
Net realized (gain) loss on investments	(13,822)	(14,171)
Net change in unrealized (appreciation) depreciation on investments	(10,335)	(17,518)
Accretion of discount	(8,074)	(10,106)
Amortization of deferred financing costs	582	805
(Increase) decrease in receivable for investments sold and repaid	(41,057)	(974)
(Increase) decrease in interest receivable	(7,705)	(7,749)
(Increase) decrease in prepaid expenses and other assets	(248)	119
Increase (decrease) in payable for investments purchased	898	103,188
Increase (decrease) in management fees payable	(325)	2,835
Increase (decrease) in accrued capital gains incentive fees	3,246	(4,583)
Increase (decrease) in subordinated income incentive fees payable	875	2,208
Increase (decrease) in administrative services expense payable	667	598
Increase (decrease) in interest payable	(261)	(753)
Increase (decrease) in directors’ fees payable	—	225
Increase (decrease) in other accrued expenses and liabilities	(5,130)	(600)

Net cash provided by operating activities	91,556	28,488

Cash flows from financing activities
Issuance of common stock	—	—
Reinvestment of stockholder distributions	29,257	26,476
Repurchases of common stock	(8,903)	(8,830)
Offering costs	—	—
Stockholder distributions	(56,094)	(51,066)
Borrowings under credit facilities(1)	14,800	5,600
Borrowings under repurchase agreement(2)	—	23,333
Deferred financing costs paid	(259)	—

Net cash used in financing activities	(21,199)	(4,487)

Total increase (decrease) in cash	70,357	24,001
Cash at beginning of period	227,328	338,895

Cash at end of period	$297,685	$362,896

Supplemental disclosure
Local and excise taxes paid	$5,100	$821

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2014 and 2013, the Company paid $4,488 and $6,934, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2014 and 2013, the Company paid $7,891 and $5,150, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—76.4%
A.P. Plasman Inc.	(g)(i)(k)	Capital Goods	L+850	1.5%	12/29/16	$49,254	$48,650	$50,362
AccentCare, Inc.	(e)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,017	1,880	1,261
American Pacific Corp.	(e)(j)	Materials	L+600	1.0%	2/1/19	5,000	4,963	5,075
American Racing and Entertainment, LLC	(g)	Consumer Services	L+700		6/30/14	13,250	13,250	13,283
American Racing and Entertainment, LLC	(g)	Consumer Services	9.0%		6/30/14	7,750	7,750	7,847
AP Exhaust Acquisition, LLC	(i)	Automobiles & Components	L+775	1.5%	1/16/21	15,000	15,000	15,000
Aspect Software, Inc.	(e)	Software & Services	L+550	1.8%	5/7/16	6,353	6,238	6,449
Attachmate Corp.	(e)	Software & Services	L+575	1.5%	11/22/17	5,381	5,304	5,428
Avaya Inc.	(e)	Technology Hardware & Equipment	L+450		10/26/17	4,401	4,150	4,305
Azure Midstream Energy LLC	(e)	Energy	L+550	1.0%	11/15/18	4,444	4,381	4,494
BlackBrush TexStar L.P.	(e)(g)	Energy	L+650	1.3%	6/4/19	14,143	14,020	14,306
Boomerang Tube, LLC	(e)(i)	Energy	L+950	1.5%	10/11/17	18,619	18,185	18,153
Cadillac Jack, Inc.	(g)(i)(k)	Consumer Services	L+700	1.0%	12/20/17	34,913	34,587	35,174
Caesars Entertainment Operating Co.	(f)(g)(k)	Consumer Services	L+425		1/26/18	13,351	12,334	12,441
Caesars Entertainment Operating Co.	(g)(k)	Consumer Services	L+525		1/28/18	2,500	2,375	2,360
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	L+600	1.0%	10/11/20	72,725	68,570	73,783
Capital Vision Services, LLC	(g)(i)	Health Care Equipment & Services	L+725	1.3%	12/3/17	22,575	22,575	22,575
Capital Vision Services, LLC	(g)(p)	Health Care Equipment & Services	L+725	1.3%	12/3/17	1,869	1,869	1,869
Cengage Learning, Inc.	(e)(f)(j)	Media	L+600	1.0%	3/6/20	6,757	6,723	6,843
Citgo Petroleum Corp.		Energy	L+600	2.0%	6/24/15	2,411	2,423	2,432
Citgo Petroleum Corp.	(g)	Energy	L+700	2.0%	6/23/17	7,549	7,536	7,668
Clear Channel Communications, Inc.	(e)(g)	Media	L+365		1/29/16	16,079	14,002	15,915
Clover Technologies Group, LLC	(e)	Commercial & Professional Services	L+550	1.3%	5/7/18	6,196	6,170	6,209
Corel Corp.	(e)(g)(i)(k)	Software & Services	L+825		6/7/19	108,833	108,833	110,466
Corel Corp.	(k)	Software & Services	PRIME+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	44,750	44,937	46,093
CoSentry.Net, LLC	(e)(i)	Software & Services	L+800	1.3%	12/31/19	54,364	54,364	54,907
Crestwood Holdings LLC	(e)	Energy	L+600	1.0%	6/19/19	5,665	5,640	5,774
Dent Wizard International Corp.	(e)(g)(i)	Commercial & Professional Services	L+800		4/25/19	135,542	134,372	136,896
Dent Wizard International Corp.	(p)	Commercial & Professional Services	PRIME+325		4/25/19	14,500	14,500	14,500
Dent Wizard International Corp.		Commercial & Professional Services	PRIME+325		4/25/19	500	500	500
Eastman Kodak Co.	(e)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,827	10,627	10,996
Education Management LLC	(g)(k)	Consumer Services	L+400		6/1/16	3,924	3,435	3,456

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Education Management LLC	(k)	Consumer Services	L+700	1.3%	3/30/18	$15,653	$15,599	$14,812
ERC Ireland Holdings Ltd.	(h)(j)(k)	Telecommunication Services	EURIBOR+450		9/30/19	€15,327	15,200	20,431
Extreme Reach, Inc.	(e)	Media	L+575	1.0%	1/24/20	$4,138	4,077	4,241
FairPoint Communications, Inc.	(e)(k)	Telecommunication Services	L+625	1.3%	2/14/19	12,994	12,882	13,427
Flanders Corp.	(g)(i)	Capital Goods	L+950	1.5%	5/14/18	37,493	36,813	38,149
Florida Gaming Centers, Inc.	(g)	Consumer Services	16.5%		4/25/16	13,144	13,030	13,406
FR Utility Services LLC	(e)	Energy	L+575	1.0%	10/18/19	6,465	6,405	6,506
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+500	1.5%	7/29/17	1,341	1,323	1,346
Harlan Sprague Dawley, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	1,275	1,192	916
HBC Solutions, Inc.	(e)(g)(i)	Media	L+875	1.5%	2/4/18	81,371	81,371	81,778
ILC Industries, LLC	(e)(i)	Capital Goods	L+650	1.5%	7/11/18	9,436	9,293	9,448
Infiltrator Systems, Inc.	(g)(h)(i)	Capital Goods	L+825	1.3%	6/27/18	200,000	200,000	201,000
Infogroup Inc.	(e)	Software & Services	L+650	1.5%	5/25/18	675	610	590
Insight Equity A.P. X, L.P.	(g)(h)(i)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,984	66,300
Intralinks, Inc.	(e)(g)(i)(k)	Software & Services	L+525	2.0%	2/24/19	15,000	14,853	14,850
inVentiv Health, Inc.		Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,709	2,721
Lantiq Deutschland GmbH	(g)(k)	Software & Services	L+900	2.0%	11/16/15	12,105	11,592	12,045
Larchmont Resources, LLC	(e)	Energy	L+725	1.0%	8/7/19	11,059	10,958	11,280
Leading Edge Aviation Services, Inc.	(e)(i)	Capital Goods	L+850	1.5%	4/5/18	37,682	37,130	38,059
Leading Edge Aviation Services, Inc.	(g)(h)(p)	Capital Goods	L+850	1.5%	4/5/18	6,250	6,250	6,313
Leedsworld Inc.	(e)	Retailing	L+475	1.3%	6/28/19	9,725	9,640	9,725
Maritime Telecommunications Network, Inc.	(g)	Telecommunication Services	L+600	1.5%	3/4/16	4,053	4,029	3,526
MB Precision Holdings LLC	(i)	Capital Goods	L+725	1.3%	1/23/20	13,466	13,467	13,466
MetoKote Corp.	(i)	Materials	L+800	1.3%	9/30/19	19,950	19,950	20,349
MetoKote Corp.	(p)	Materials	L+800	1.3%	9/30/19	3,810	3,810	3,886
Micronics, Inc.	(e)(i)	Capital Goods	L+800	1.3%	3/28/19	22,422	22,034	22,422
MMI International Ltd.	(e)(k)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	10,332	10,065	10,307
MMM Holdings, Inc.	(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	9,769	9,619	9,843
MModal Inc.	(e)(m)	Health Care Equipment & Services	PRIME+575		8/16/19	6,740	6,641	5,357
Mood Media Corp.	(e)(k)	Media	L+550	1.5%	5/7/18	3,007	2,983	3,041
MSO of Puerto Rico, Inc.	(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	7,103	6,994	7,156
New HB Acquisition, LLC	(e)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,862	4,057
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	40,000	40,000	40,000
Nova Wildcat Amerock, LLC	(i)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(e)(g)	Energy	L+750	1.5%	9/14/18	9,273	9,206	9,551
Panda Temple Power, LLC (TLA)	(g)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,081

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Princeton Review, Inc.		Consumer Services	L+550	1.5%	12/7/14	$1,000	$967	$825
PRV Aerospace, LLC	(e)	Capital Goods	L+525	1.3%	5/9/18	4,856	4,847	4,871
RBS Holding Co. LLC	(e)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,819	6,229	5,008
Reddy Ice Holdings, Inc.	(e)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,179	1,168	1,173
Safariland, LLC	(e)(g)(i)	Capital Goods	L+800	1.3%	9/20/19	155,200	155,200	158,304
Shell Topco L.P.	(e)(i)	Energy	L+750	1.5%	9/28/18	33,000	32,612	33,825
Sirius Computer Solutions, Inc.	(e)	Software & Services	L+575	1.3%	12/7/18	7,519	7,458	7,651
Smile Brands Group Inc.	(e)(f)(i)	Health Care Equipment & Services	L+625	1.3%	8/15/19	30,397	29,777	30,542
Sorenson Communication, Inc.	(e)(f)(g)(i)	Telecommunication Services	L+1025	1.3%	10/31/14	65,711	65,711	66,122
Sports Authority, Inc.	(e)(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,133	21,993	22,188
Stallion Oilfield Holdings, Inc.	(e)	Energy	L+675	1.3%	6/19/18	4,848	4,806	4,966
Swiss Watch International, Inc.	(e)(g)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,125	47,359	48,606
Technicolor SA	(e)(k)	Media	L+600	1.3%	7/10/20	33,456	32,537	34,035
Tervita Corp.	(e)(k)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,014	7,948	7,962
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	26,992	26,460	27,239
ThermaSys Corp.	(e)	Capital Goods	L+400	1.3%	5/3/19	9,813	9,727	9,813
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,596	6,524	6,634
Tri-Northern Acquisition, Inc.	(g)(i)	Retailing	L+800	1.3%	7/1/19	54,588	54,589	54,588
Tri-Northern Acquisition, Inc.	(p)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.		Health Care Equipment & Services	L+550	1.8%	12/22/16	3,483	3,440	2,146
VPG Group Holdings LLC	(e)(g)(i)	Materials	L+900	1.0%	10/4/16	63,195	62,590	64,143
Willbros Group, Inc.	(i)(k)	Energy	L+975	1.3%	8/7/19	15,774	15,259	15,977

Total Senior Secured Loans—First Lien							2,049,294	2,088,202
Unfunded Loan Commitments							(37,808)	(37,808)

Net Senior Secured Loans—First Lien							2,011,486	2,050,394

Senior Secured Loans—Second Lien—33.9%
Advance Pierre Foods, Inc.	(f)(g)(h)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,266	22,048
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,127
Affordable Care, Inc.	(e)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,514	40,200
Alliance Laundry Systems LLC	(h)	Capital Goods	L+825	1.3%	12/10/19	2,012	1,995	2,042
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	76,741	76,741	76,741
American Energy—Utica, LLC	(h)(p)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	52,833	52,833	52,833

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
American Racing and Entertainment, LLC	(h)	Consumer Services	12.0%		7/1/18	$16,800	$16,319	$16,842
Asurion, LLC	(f)(j)	Insurance	L+750	1.0%	3/3/21	3,191	3,144	3,305
Attachmate Corp.	(f)(g)	Software & Services	L+950	1.5%	11/22/18	31,218	30,494	31,238
Brasa (Holdings) Inc.	(g)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,823	11,320
Brock Holdings III, Inc.	(f)(h)	Energy	L+825	1.8%	3/16/18	7,756	7,682	7,878
Camp International Holding Co.	(e)	Capital Goods	L+725	1.0%	11/29/19	6,207	6,297	6,343
CHG Buyer Corp.	(e)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,067	5,248
Consolidated Precision Products Corp.	(g)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,670	17,022
DAE Aviation Holdings, Inc.	(e)(f)(h)(k)	Capital Goods	L+675	1.0%	7/30/19	5,750	5,693	5,861
DEI Sales, Inc.	(g)(h)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,881	57,284
Eastman Kodak Co.	(g)(h)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,821	50,406
EZE Software Group LLC	(f)	Software & Services	L+725	1.3%	4/5/21	2,381	2,360	2,419
Fram Group Holdings Inc.		Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,994	1,890
Ikaria Acquisition Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+775	1.0%	2/14/22	5,000	4,963	5,088
ILC Industries, LLC	(g)(h)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,114	27,696
Kronos Inc.	(f)(g)	Software & Services	L+850	1.3%	4/30/20	27,239	26,998	28,396
LM U.S. Member LLC	(h)	Transportation	L+825	1.3%	10/26/20	9,375	9,252	9,539
OSP Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	145,000	145,000	147,175
P2 Upstream Acquisition Co.	(h)	Energy	L+800	1.0%	4/30/21	4,091	4,052	4,175
Paw Luxco II Sarl	(h)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	19,933	20,830
Pelican Products, Inc.	(e)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,558	6,700
Pregis Corp.	(g)(h)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,320	50,250
PSAV Acquisition Corp.	(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,822	81,600
Ranpak Corp.	(h)	Commercial & Professional Services	L+725	1.3%	4/23/20	3,324	3,294	3,402
Sensus USA Inc.	(e)(f)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,576	8,632
SESAC Holdings Inc.	(g)	Media	L+875	1.3%	7/12/19	3,000	2,962	3,064
Stadium Management Corp.	(g)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	58,794
TravelCLICK, Inc.	(g)(h)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,635	35,711
Travelport LLC	(h)	Consumer Services	4.0%, 4.4% PIK (4.4% Max PIK)		12/1/16	24,036	20,426	24,717
Vertafore, Inc.		Software & Services	L+825	1.5%	10/27/17	14,750	14,713	15,026

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wall Street Systems Holdings, Inc.	(e)	Software & Services	L+800	1.3%	10/25/20	$7,000	$6,881	$7,074

Total Senior Secured Loans—Second Lien							941,437	963,916
Unfunded Loan Commitments							(52,833)	(52,833)

Net Senior Secured Loans—Second Lien							888,604	911,083

Senior Secured Bonds—15.0%
Advanced Lighting Technologies, Inc.	(g)(h)	Materials	10.5%		6/1/19	78,500	76,958	58,483
Allen Systems Group, Inc.	(g)(h)	Software & Services	10.5%		11/15/16	38,448	30,907	21,723
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	4,000	4,000	4,230
Avaya Inc.	(g)	Technology Hardware & Equipment	7.0%		4/1/19	15,000	14,022	15,000
Avaya Inc.	(f)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,225
Caesars Entertainment Operating Co.	(g)(k)	Consumer Services	9.0%		2/15/20	20,000	19,094	18,031
Caesars Entertainment Resort Properties, LLC	(f)(g)	Consumer Services	11.0%		10/1/21	54,598	54,301	57,540
FairPoint Communications, Inc.	(f)(g)(k)	Telecommunication Services	8.8%		8/15/19	16,750	16,750	17,943
FourPoint Energy, LLC	(h)	Energy	8.5%		12/31/20	15,750	12,878	12,915
Global A&T Electronics Ltd.	(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,470
HOA Restaurant Group, LLC	(g)	Consumer Services	11.3%		4/1/17	14,100	14,110	14,876
JW Aluminum Co.	(f)(g)(h)	Materials	11.5%		11/15/17	63,297	62,735	63,376
Kinetic Concepts, Inc.	(g)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,168	13,422
Logan’s Roadhouse Inc.	(h)	Consumer Services	10.8%		10/15/17	38,494	30,769	29,737
Neff Rental LLC	(g)	Capital Goods	9.6%		5/15/16	7,352	7,573	7,710
Ryerson Inc.	(f)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,360
SFX Entertainment, Inc.	(h)(k)	Consumer Services	9.6%		2/1/19	10,500	10,500	11,064
Sorenson Communication, Inc.	(h)(m)	Telecommunication Services	10.5%		2/1/15	39,000	36,624	35,112
Speedy Cash Intermediate Holdings Corp.	(g)	Diversified Financials	10.8%		5/15/18	5,000	5,077	5,215

Total Senior Secured Bonds							424,566	402,432

Subordinated Debt—14.2%
Alta Mesa Holdings, L.P.	(f)	Energy	9.6%		10/15/18	11,700	11,605	12,623
Aurora Diagnostics, LLC	(g)(h)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,104	14,362
Avaya Inc.	(f)(h)	Technology Hardware & Equipment	10.5%		3/1/21	20,400	19,228	19,023
Comstock Resources, Inc.	(g)(k)	Energy	9.5%		6/15/20	7,500	7,204	8,582
Flanders Corp.	(g)(h)	Capital Goods	10.0%, 3.8% PIK (3.8% Max PIK)		5/14/18	20,794	20,646	20,794
Ipreo Holdings LLC	(g)	Software & Services	11.8%		8/15/18	10,000	9,967	10,238

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kinetic Concepts, Inc.	(f)(g)(h)	Health Care Equipment & Services	12.5%		11/1/19	$24,700	$23,622	$28,752
KODA Distribution Group, Inc.	(g)	Materials	11.3%		9/30/19	35,000	34,355	35,700
Monitronics International, Inc.	(f)(k)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,416
Mood Media Corp.	(f)(g)(h)(k)	Media	9.3%		10/15/20	43,135	42,039	41,410
QR Energy, L.P.	(f)(k)	Energy	9.3%		8/1/20	3,250	3,211	3,512
RKI Exploration & Production, LLC	(f)	Energy	8.5%		8/1/21	10,900	10,900	11,827
Samson Investment Co.	(g)	Energy	9.8%		2/15/20	10,000	10,000	10,926
Sequel Industrial Products Holdings, LLC	(h)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	15,792	15,563	16,187
Sidewinder Drilling Inc.	(g)(h)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,927
ThermaSys Corp.	(g)(h)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	131,542	131,542	132,857
VPG Group Holdings LLC	(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,056	5,056	5,258

Total Subordinated Debt							373,292	382,394

Collateralized Securities—5.0%
ACASC 2013-2A B	(h)(k)	Diversified Financials	12.6%		10/15/23	30,500	29,573	31,002
Apidos CDO IV Class E	(h)(k)	Diversified Financials	L+360		10/27/18	2,000	1,327	1,949
Ares 2007 CLO 11A Class E	(h)(k)	Diversified Financials	L+600		10/11/21	4,775	3,359	4,767
Carlyle Azure CLO Class Income	(k)	Diversified Financials	14.8%		5/27/20	28,000	11,253	13,967
Dryden CDO 23A Class Subord.	(k)	Diversified Financials	17.8%		7/17/23	10,000	6,252	7,472
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(h)(k)	Diversified Financials	11.2%		12/20/21	16,740	16,633	16,740
Lightpoint CLO 2006 V Class D	(h)(k)	Diversified Financials	L+365		8/5/19	6,500	3,836	6,218
Rampart CLO 2007 1A Class Subord.	(k)	Diversified Financials	34.9%		10/25/21	10,000	3,413	7,348
Stone Tower CLO VI Class Subord.	(h)(k)	Diversified Financials	39.8%		4/17/21	5,000	2,772	4,824
Wind River CLO Ltd. 2012 1A Class Sub B	(k)	Diversified Financials	14.2%		1/15/24	42,504	37,277	40,845

Total Collateralized Securities							115,695	135,132

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—7.3%(l)
American Energy Ohio Holdings, LLC, Common Equity	(m)(n)	Energy	7,387,008	$7,387	$7,387
AP Exhaust Holdings, LLC, Common Equity	(m)(o)	Automobiles & Components	811	811	811
Aquilex Corp., Common Equity, Class A Shares	(g)	Energy	15,128	1,087	3,493
Aquilex Corp., Common Equity, Class B Shares	(g)(h)	Energy	32,637	1,690	7,536
Burleigh Point, Ltd., Warrants	(k)(m)	Retailing	17,256,081	1,898	5,004
CoSentry.Net, LLC, Preferred Equity	(h)(m)	Software & Services	2,632	2,500	2,478
Eastman Kodak Co., Common Equity	(g)(m)	Consumer Durables & Apparel	61,859	1,202	2,060
ERC Ireland Holdings Ltd., Common Equity	(h)(j)(k)(m)	Telecommunication Services	35,111	4,731	7,002
ERC Ireland Holdings Ltd., Warrants	(j)(k)(m)	Telecommunication Services	15,809	2,288	3,153
Flanders Corp., Common Equity	(h)(m)	Capital Goods	5,000,000	5,000	8,500
Florida Gaming Centers, Inc., Warrants	(h)(m)	Consumer Services	71	—	3,015
Florida Gaming Corp., Warrants	(h)(m)	Consumer Services	226,635	—	—
FourPoint Energy, LLC, Common Equity	(m)(o)	Energy	3,937	2,601	3,937
HBC Solutions, Inc., Common Equity, Class A Units	(m)	Media	26,984	3,051	3,314
Ipreo Holdings LLC, Common Equity	(h)(m)	Software & Services	1,000,000	1,000	2,450
JW Aluminum Co., Common Equity	(h)(m)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(h)(m)	Capital Goods	4,401	464	787
Leading Edge Aviation Services, Inc., Preferred Equity	(h)(m)	Capital Goods	1,303	1,303	1,303
MB Precision Holdings LLC, Common Equity	(h)(m)	Capital Goods	450,000	450	450
Micronics, Inc., Common Equity	(m)	Capital Goods	50,000	500	475
Micronics, Inc., Preferred Equity	(m)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(h)(m)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(m)	Energy	283,947	11,180	1,579
New Star Metals Inc., Common Equity	(m)	Capital Goods	750,000	750	750
Plains Offshore Operations Inc., Preferred Equity	(g)(h)	Energy	50,000	58,931	63,983
Plains Offshore Operations Inc., Warrants	(g)(h)(m)	Energy	1,013,444	1,722	2,989
PSAV Holdings LLC, Common Equity	(h)(m)	Technology Hardware & Equipment	10,000,000	10,000	10,000
Safariland, LLC, Common Equity	(h)(m)	Capital Goods	25,000	2,500	6,128
Safariland, LLC, Preferred Equity	(h)	Capital Goods	2,042	21,228	21,379
Safariland, LLC, Warrants	(h)(m)	Capital Goods	4,536	473	1,112
Sequel Industrial Products Holdings, LLC, Common Equity	(h)(m)	Energy	3,330,600	3,400	6,994
Sequel Industrial Products Holdings, LLC, Preferred Equity	(h)(m)	Energy	8,000,000	9,398	9,408
Sequel Industrial Products Holdings, LLC, Warrants	(h)(m)	Energy	20,681	13	43

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
ThermaSys Corp., Common Equity	(h)(m)	Capital Goods	51,813	$1	$—
ThermaSys Corp., Preferred Equity	(h)	Capital Goods	51,813	5,181	4,171
VPG Group Holdings LLC, Class A-2 Units	(h)(m)	Materials	2,500,000	3,638	4,001

Total Equity/Other				170,153	196,192

TOTAL INVESTMENTS—151.8%				$3,983,796	4,077,627

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.8%)					(1,392,458)

NET ASSETS—100%					$2,685,169

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.23%, the Euro Interbank Offered Rate, or EURIBOR, was 0.31% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(f)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(h)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(i)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(j)	Position or portion thereof unsettled as of March 31, 2014.

(k)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2014, 85.4% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for GAAP or tax purposes.

(m)	Security is non-income producing.

(n)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded loan commitment.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
CoSentry.Net, LLC	(d)(g)(h)	Software & Services	L+800	1.3%	12/31/19	$54,500	$54,500	$54,500
Crestwood Holdings LLC	(d)	Energy	L+600	1.0%	6/19/19	5,735	5,709	5,907
Dent Wizard International Corp.	(d)(f)(g)(h)	Commercial & Professional Services	L+800		4/25/19	136,354	135,127	139,081
Dent Wizard International Corp.		Commercial & Professional Services	L+425		4/25/19	15,000	15,000	15,000
Eastman Kodak Co.	(d)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,855	10,647	10,844
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,935	3,393	3,788
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/30/18	15,697	15,638	15,771
ERC Ireland Holdings Ltd.	(g)(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€22,006	27,607	36,063
FairPoint Communications, Inc.	(d)(e)(j)	Telecommunication Services	L+625	1.3%	2/14/19	$21,711	21,517	22,487
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	37,793	37,069	38,548
Florida Gaming Centers, Inc.	(f)(l)	Consumer Services	16.5%		4/25/16	13,144	13,017	13,407
FR Utility Services LLC	(d)	Energy	L+575	1.0%	10/18/19	6,481	6,418	6,481
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,344	1,325	1,335
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	1,276	1,154	1,148
HBC Solutions, Inc.	(d)(f)(g)(h)	Media	L+875	1.5%	2/4/18	81,371	81,371	81,371
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	5,798	5,718	5,841
ILC Industries, LLC	(d)(h)	Capital Goods	L+650	1.5%	7/11/18	9,746	9,592	9,770
Infiltrator Systems, Inc.	(f)	Capital Goods	L+825	1.3%	6/27/18	30,000	30,000	30,150
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	L+825	1.3%	6/27/18	170,000	170,000	170,850
Infogroup Inc.	(d)	Software & Services	L+650	1.5%	5/25/18	3,004	2,699	2,456
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,934	66,300
Intralinks, Inc.	(f)(j)	Software & Services	L+450	1.5%	6/15/14	1,022	989	1,022
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,708	2,702
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,519	11,742
Larchmont Resources, LLC	(d)	Energy	L+725	1.0%	8/7/19	11,087	10,982	11,294
Leading Edge Aviation Services, Inc.	(d)(f)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	35,787	35,206	35,787
Leading Edge Aviation Services, Inc.	(f)(g)	Capital Goods	L+850	1.5%	4/5/18	8,250	8,250	8,250
Leedsworld Inc.	(d)	Retailing	L+475	1.3%	6/28/19	9,750	9,661	9,787

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	$4,109	$4,080	$3,575
McGraw-Hill Global Education Holdings, LLC	(d)(e)	Media	L+775	1.3%	3/22/19	18,594	18,089	18,969
MetoKote Corp.	(h)	Materials	L+800	1.3%	9/30/19	20,000	20,000	20,200
MetoKote Corp.		Materials	L+800	1.3%	9/30/19	3,810	3,810	3,848
Micronics, Inc.	(d)(h)	Capital Goods	L+800	1.3%	3/28/19	22,529	22,124	22,529
MMI International Ltd.	(d)(j)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	10,612	10,323	10,340
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	10,040	9,877	10,120
MModal Inc.	(d)	Health Care Equipment & Services	L+650	1.3%	8/16/19	7,182	7,070	6,190
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,014	2,990	3,028
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	7,302	7,184	7,360
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	4,929	4,929	4,970
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,672	4,680	4,686
New HB Acquisition, LLC	(d)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(d)(f)	Energy	L+750	1.5%	9/14/18	9,273	9,203	9,551
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,081
Patheon Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	10,156	9,892	10,275
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,041	996	859
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,939	4,929	4,961
RBS Holding Co. LLC	(d)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,788	6,198	4,943
Reddy Ice Holdings, Inc.	(d)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Safariland, LLC	(d)(f)(h)	Capital Goods	L+800	1.3%	9/20/19	156,800	156,800	158,368
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,594	33,908
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	57,950	57,403	58,819
Smile Brands Group Inc.	(d)(e)(h)	Health Care Equipment & Services	L+625	1.3%	8/15/19	30,474	29,825	30,131
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+825	1.3%	10/31/14	65,711	65,711	66,697
Sports Authority, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,190	22,041	22,162
Stallion Oilfield Holdings, Inc.	(d)	Energy	L+675	1.3%	6/19/18	4,975	4,929	5,087
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,500	47,692	48,985

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Technicolor SA	(d)(e)(j)	Media	L+600	1.3%	7/10/20	$33,885	$32,921	$34,254
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,035	7,965	8,083
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,060	26,494	27,162
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	5/3/19	9,875	9,785	9,768
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,622	6,546	6,660
Toys “R” Us-Delaware, Inc.	(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	1,520	1,524	1,379
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.3%	3/16/16	7,776	7,712	7,854
Tri-Northern Acquisition, Inc.	(f)(h)	Retailing	L+800	1.3%	7/1/19	54,725	54,725	54,725
Tri-Northern Acquisition, Inc.	(f)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,492	3,446	2,060
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	64,070	63,409	65,031
Willbros Group, Inc.	(h)(j)	Energy	L+975	1.3%	8/5/19	15,960	15,422	16,199

Total Senior Secured Loans—First Lien							2,128,667	2,172,047
Unfunded Loan Commitments							(48,439)	(48,439)

Net Senior Secured Loans—First Lien							2,080,228	2,123,608

Senior Secured Loans—Second Lien—34.0%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,250	21,879
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,081
Affordable Care, Inc.	(d)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,493	40,200
Alliance Laundry Systems LLC		Capital Goods	L+825	1.3%	12/10/19	2,012	1,994	2,041
American Energy—Utica, LLC	(f)	Energy	L+475, 4.75% PIK	1.5%	9/30/18	75,689	75,689	75,689
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,299	16,821
Attachmate Corp.	(e)(f)(i)	Software & Services	L+950	1.5%	11/22/18	31,218	30,464	30,646
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,962	54,603
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,813	11,292
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	7,756	7,678	7,902

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Camp International Holding Co.	(d)	Capital Goods	L+725	1.0%	11/29/19	$6,207	$6,301	$6,343
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,065	5,248
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,669	17,085
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,707	7,749
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,850	57,284
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,791	50,438
EZE Software Group LLC	(e)	Software & Services	L+725	1.3%	4/5/21	2,381	2,359	2,427
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,993	1,907
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,085	26,857
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	27,290	27,042	28,297
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/26/20	9,375	9,248	9,510
Mitchell International, Inc.	(g)	Software & Services	L+750	1.0%	10/11/21	15,000	14,854	15,258
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+850	1.3%	7/31/20	105,000	105,000	106,575
P2 Upstream Acquisition Co.	(g)	Energy	L+800	1.0%	5/1/20	4,091	4,051	4,173
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	24,230	24,882
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,555	6,700
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,283	50,250
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/23/20	11,324	11,218	11,663
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,576	8,571
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,961	3,075
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,163	23,647
TNT Crane & Rigging, Inc.		Energy	L+900	1.0%	11/27/21	1,500	1,381	1,448
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,620	35,973
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	24,036	20,167	24,546
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,265	8,037

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	$14,750	$14,711	$15,027
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	7,000	6,878	7,068
WildHorse Resources, LLC	(f)	Energy	L+625	1.3%	12/13/18	15,407	15,123	15,484

Total Senior Secured Loans—Second Lien							875,276	897,845

Senior Secured Bonds—14.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,913	56,520
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	30,409	21,723
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,075
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	22,008	23,148
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,250
Blackboard Inc.		Software & Services	7.8%		11/15/19	6,500	6,500	6,486
Caesars Entertainment Operating Co.	(f)(i)(j)	Consumer Services	9.0%		2/15/20	20,000	19,066	19,481
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	54,598	54,288	56,398
Chassix, Inc.		Automobiles & Components	9.3%		8/1/18	2,000	2,067	2,140
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	1,152	989	1,182
Dole Food Co., Inc.	(g)	Food & Staples Retailing	7.3%		5/1/19	6,400	6,400	6,424
FairPoint Communications, Inc.	(f)(j)	Telecommunication Services	8.8%		8/15/19	19,750	19,750	20,984
Global A&T Electronics Ltd.	(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,109	14,805
JW Aluminum Co.	(f)(g)	Materials	11.5%		11/15/17	47,980	47,336	47,920
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,146	13,465
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	18,494	16,084	13,843
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,597	7,793
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,294
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	35,991	29,171

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	$19,000	$19,294	$20,170
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,356

Total Senior Secured Bonds							414,297	385,548

Subordinated Debt—16.2%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,700	11,598	12,572
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,629	15,488
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,109	13,368
Brand Energy & Infrastructure Services, Inc.	(g)	Energy	8.5%		12/1/21	25,000	25,000	25,500
Comstock Resources, Inc.	(f)(j)	Energy	9.5%		6/15/20	10,500	10,075	11,780
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	25,000	25,000	24,856
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,518	5,313
Exopack Holdings S.A.	(g)(j)	Materials	7.9%		11/1/19	2,500	2,500	2,500
Flanders Corp.	(f)(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	15,818	15,661	16,193
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,193	2,060	2,202
Hub International Ltd.	(e)	Insurance	7.9%		10/1/21	2,250	2,250	2,326
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,966	10,513
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	24,700	23,586	27,849
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	32,500	31,877	32,825
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,396
Mood Media Corp.	(e)(f)(g)(j)	Media	9.3%		10/15/20	31,400	30,632	27,632
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,210	3,385
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	8,500	8,589	8,948
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	10,900	10,900	11,538
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	10,000	10,000	10,929

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	$15,792	$15,551	$16,187
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,080
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK		5/3/20	130,956	130,956	130,301
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK		7/15/19	5,047	5,047	5,047

Total Subordinated Debt							421,964	426,728

Collateralized Securities—5.3%
ACASC 2013-2A B	(g)(j)	Diversified Financials	12.6%		10/15/23	30,500	30,019	30,896
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,301	1,908
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,327	4,760
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,863	2,219
Carlyle Azure CLO Class Income	(j)	Diversified Financials	18.9%		5/27/20	28,000	11,436	14,276
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	17.5%		7/17/23	10,000	6,428	8,066
JP Morgan Chase Bank, N.A. Credit-Linked Notes	(g)(j)	Diversified Financials	11.2%		12/20/21	16,740	16,710	16,740
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,758	6,054
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	40.3%		10/25/21	10,000	3,676	7,404
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	39.8%		4/17/21	5,000	3,030	5,230
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	13.5%		1/15/24	42,504	38,658	42,955

Total Collateralized Securities							120,206	140,508

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—6.2%(k)
American Energy Ohio Holdings, LLC, Common Equity	(l)(m)	Energy	5,070,590	$5,071	$5,071
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,087	3,333
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	7,190
Burleigh Point, Ltd., Warrants	(j)(l)	Retailing	17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services	2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(f)(l)	Consumer Durables & Apparel	61,859	1,202	2,147
ERC Ireland Holdings Ltd., Common Equity	(g)(j)(l)	Telecommunication Services	21,099	—	—
ERC Ireland Holdings Ltd., Warrants	(g)(j)(l)	Telecommunication Services	4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods	5,000,000	5,000	9,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services	71	—	2,979
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services	226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media	26,984	3,051	2,855
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services	1,000,000	1,000	2,100
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	924
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
Micronics, Inc., Common Equity	(l)	Capital Goods	50,000	500	520
Micronics, Inc., Preferred Equity	(l)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy	283,947	11,180	2,104
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	55,404	62,630
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,635
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	5,303
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	20,881	20,843
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	473	962
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,661
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000,000	9,180	9,190
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	13	41

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	$1	$—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,756
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	3,638	3,638

Total Equity/Other				142,114	163,344

TOTAL INVESTMENTS—156.7%				$4,054,085	4,137,581

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,496,589)

NET ASSETS—100.0%					$2,640,992

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2013.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2014, the Company had five wholly-owned financing subsidiaries and two wholly-owned subsidiaries through which it holds equity interests in non-controlled and non-affiliated portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Capital Gains Incentive Fee: At the Company’s 2013 annual meeting of stockholders, the Company received stockholder approval to amend and restate the investment advisory and administrative services agreement, dated February 12, 2008 (as amended on August 5, 2008), or the investment advisory and administrative services agreement, by and between the Company and FB Income Advisor, LLC, or FB Advisor, effective upon a listing of the Company’s shares of common stock on a national securities exchange. The Company’s shares of common stock were listed and commenced trading on the New York Stock Exchange LLC, or the NYSE, on April 16, 2014. On April 16, 2014, the Company entered into an amended and restated investment advisory agreement, or the amended investment advisory agreement, with FB Advisor. Also on April 16, 2014, the Company entered into an administration agreement with FB Advisor, or the administration agreement, which governs the administrative services provided to the Company by FB Advisor that had previously been addressed in the investment advisory and administrative services agreement. Because the amended investment advisory agreement and the administration agreement did not become effective until April 16, 2014, the investment advisory and administrative services agreement was the operative agreement between the Company and FB Advisor during the three months ended March 31, 2014.

Pursuant to the terms of both the investment advisory and administrative services agreement and the amended investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement and the amended investment advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee: Pursuant to both the investment advisory and administrative services agreement and the amended investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory and administrative services agreement, which was calculated and payable quarterly in arrears, equaled 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor would not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor would be entitled to a “catch-up” fee equal to the amount of the pre-incentive

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor would receive 20.0% of pre-incentive fee net investment income. Under the amended investment advisory agreement, the subordinated incentive fee on income is calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income is based on the net asset value of the Company’s assets rather than adjusted capital.

Under the amended investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

FB Advisor has recommended that the amended investment advisory agreement be further amended to reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on the Company’s net assets, from 8.0% to 7.5%. The Company’s board of directors has approved this amendment, and the Company plans to call a special meeting of stockholders of the Company scheduled for June 23, 2014, at which stockholders will be asked to vote on the proposal to amend the amended investment advisory agreement to, among other things, so reduce the annualized hurdle rate.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	2,854,659	$29,257	2,638,800	$26,476
Share Repurchase Program	(872,865)	(8,903)	(883,047)	(8,830)

Net Proceeds from Share Transactions	1,981,794	$20,354	1,755,753	$17,646

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the three months ended March 31, 2014 and 2013, the Company issued 2,854,659 and 2,638,800 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $29,257 and $26,476 at an average price per share of $10.25 and $10.03, respectively. During the period from April 1, 2014 to May 14, 2014, the Company issued 949,685 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $9,783 at a price per share of $10.30.

In connection with the listing of its shares of common stock on the NYSE on April 16, 2014, the Company terminated its distribution reinvestment plan.

Listing and Fractional Shares

The Company’s shares of common stock were listed and commenced trading on the NYSE on April 16, 2014. The Company eliminated any outstanding fractional shares of its common stock in connection with the listing, as permitted by the Maryland General Corporation Law. The Company eliminated all outstanding fractional shares by rounding up the number of fractional shares held by each of the Company’s stockholders to the nearest whole number of shares as of April 4, 2014. As a result of the fractional share round up, the number of outstanding shares was increased by 30,533 shares.

Share Repurchase Program

Historically, the Company conducted quarterly tender offers pursuant to its share repurchase program to provide limited liquidity to its stockholders. In anticipation of the listing of the Company’s shares of common stock on the NYSE, the Company’s board of directors terminated its share repurchase program effective March 21, 2014. The listing has provided liquidity to the Company’s stockholders, and therefore the Company does not expect to implement a new share repurchase program in the future.

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.20	$8,903

Listing Tender Offer

On April 16, 2014, the Company commenced a modified “Dutch auction” tender offer, or the tender offer, to purchase for cash up to $250,000 in value of its shares of common stock from its stockholders. In accordance with the terms of the tender offer, the Company intends to select the lowest price, not greater than $11.00 per share or less than $10.35 per share, net to the tendering stockholder in cash, less any applicable withholding taxes

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

and without interest, that will enable the Company to purchase the maximum number of shares of common stock properly tendered in the tender offer and not properly withdrawn having an aggregate purchase price of up to $250,000 or such lesser number if less than $250,000 in value of its shares of common stock are properly tendered in the tender offer after giving effect to any shares of common stock properly withdrawn. The Company expects to use available cash and/or borrowings under its senior secured revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto, or the ING credit facility, to fund any purchases of its shares of common stock in the tender offer and to pay for all related fees and expenses.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement and the amended investment advisory agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears.

The incentive fee, which had consisted of three parts under the investment advisory and administrative services agreement, now consists of two parts. The first part, which is referred to as the subordinated incentive fee on income is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually. This “catch-up” feature allows FB Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FB Advisor will receive 20.0% of pre-incentive fee net investment income.

Under the investment advisory and administrative services agreement, the hurdle rate used to compute the subordinated incentive fee on income was based on adjusted capital. Under the amended investment advisory agreement, the hurdle rate used to compute the subordinated incentive fee on income is based on the net asset value of the Company’s assets rather than adjusted capital. In addition, under the amended investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. In other words, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the amended investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the amended investment advisory agreement, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The methodology for calculating the capital gains incentive fee under the investment advisory and administrative services agreement was identical to the methodology used to calculate such fee under the amended investment advisory agreement.

The third part of the incentive fee under the investment advisory and administrative services agreement was referred to as the subordinated liquidation incentive fee, which equaled 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. The amended investment advisory agreement does not include the subordinated liquidation incentive fee.

In anticipation of the listing of the Company’s shares of common stock on the NYSE, FB Advisor recommended that the amended investment advisory agreement be further amended to (i) reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on the Company’s net assets, from 8% to 7.5% and (ii) assuming the reduction to the hurdle rate is approved, reduce the base management fee from 2.0% to 1.75% of the average value of the Company’s gross assets. The Company’s board of directors has approved this amendment, and the Company plans to call a special meeting of stockholders of the Company scheduled for June 23, 2014, at which stockholders will be asked to vote on the proposal. Pending stockholder approval of the proposal, FB Advisor has agreed, effective April 1, 2014, to waive a portion of the base management fee to which it is entitled under the amended investment advisory agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. There can be no assurance this waiver will continue in the future.

Pursuant to the investment advisory and administrative services agreement, the Company reimbursed FB Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement was set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimated it would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor was required to allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assessed the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of directors considered whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compared the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Pursuant to the administration agreement, FB Advisor will provide administrative services necessary for the operation of the Company, including general ledger accounting, fund accounting, legal services, investor relations and other administrative services. There will be no separate fee paid by the Company to FB Advisor in connection with the services provided under the administration agreement; provided, however, that the Company will reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities thereunder. FB Advisor will allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2014 and 2013:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2014	2013
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,371	$22,206
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$4,836	$6,350
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$15,178	$14,228
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,200	$1,436

(1)	During the three months ended March 31, 2014 and 2013, $22,696 and $19,371, respectively, in base management fees were paid to FB Advisor. As of March 31, 2014, $22,375 in base management fees were payable to FB Advisor.

(2)	During the three months ended March 31, 2014 and 2013, the Company accrued capital gains incentive fees of $4,836 and $6,350, respectively, based on the performance of its portfolio. As of March 31, 2014 and December 31, 2013, the Company had accrued $35,379 and $32,133, respectively, in capital gains incentive fees of which $30,344 and $30,543, respectively, was based on unrealized gains and $5,035 and $1,590, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor $1,590 in capital gains incentive fees during the three months ended March 31, 2014.

(3)	During the three months ended March 31, 2014 and 2013, $14,303 and $12,020, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2014, a subordinated incentive fee on income of $15,178 was payable to FB Advisor.

(4)	During the three months ended March 31, 2014 and 2013, $873 and $1,315, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $533 and $838, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2014 and 2013.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategies, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO / Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Franklin Square Holdings is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. During the three months ended March 31, 2014 and 2013, no such reimbursements were required from Franklin Square Holdings.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.2025	$51,184
Fiscal 2014
March 31, 2014	$0.2160	$56,237

On March 31, 2014, the Company’s board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share in order to increase the Company’s annual distribution rate from 8.41% to 8.68% (based on the Company’s last publicly reported net asset value per share of $10.27 as of February 28, 2014). The increase in the regular monthly cash distribution to $0.07425 per share commenced with the regular monthly cash distribution payable on April 30, 2014 to stockholders of record as of April 29, 2014. On May 5, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.07425 per share. The regular monthly cash distribution will be paid on or about May 30, 2014 to stockholders of record on May 29, 2014.

The board of directors of the Company intends to declare two special cash distributions, each in the amount of $0.10 per share, that will be paid on or about August 15, 2014 and November 14, 2014 to stockholders of record as of July 31, 2014 and October 31, 2014, respectively. The payment of the two special cash distributions, like all future distributions, is subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Historically, the Company had an “opt in” distribution reinvestment plan for its stockholders, which terminated upon the listing of the Company’s shares of common stock on the NYSE. Under that plan, if the Company made a cash distribution, its stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. The Company’s board of directors has approved the implementation of a new distribution reinvestment plan, the terms of which have not yet been finalized. The Company expects the new

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

distribution reinvestment plan to be implemented in connection with the regular monthly cash distribution in June; however, there can be no assurance as to whether or when a new distribution reinvestment plan will be implemented. Pending the adoption of a new distribution reinvestment plan, stockholders that had elected to participate in the earlier distribution reinvestment plan will receive cash rather than shares of common stock in respect of any cash distribution the Company declares.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes will represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	56,237	100%	39,543	77%
Capital gains proceeds from the sale of assets	—	—	11,641	23%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$56,237	100%	$51,184	100%

(1)	During the three months ended March 31, 2014 and 2013, 90.9% and 89.5%, respectively, of the Company’s gross investment income was attributable to cash interest earned, 7.0% and 9.2%, respectively, was attributable to non-cash accretion of discount and 2.1% and 1.3%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2014 and 2013 was $51,851 and $57,068, respectively. As of March 31, 2014 and December 31, 2013, the Company had $151,267 and $137,867, respectively, of undistributed net investment income and realized gains on a tax basis.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
GAAP-basis net investment income	$55,877	$50,729
Reversal of incentive fee accrual on unrealized gains	(199)	6,350
Reclassification of unamortized original issue discount	(3,964)	—
Other miscellaneous differences	137	(11)

Tax-basis net investment income	$51,851	$57,068

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

As of March 31, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income	$78,137	$82,523
Distributable realized gains	73,130	55,344
Incentive fee accrual on unrealized gains	(30,344)	(30,543)
Unamortized organization costs	(418)	(429)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	77,465	67,085

	$197,970	$173,980

(1)	As of March 31, 2014 and December 31, 2013, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $135,516 and $136,679, respectively. As of March 31, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $58,051 and $69,594 respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,000,025 and $4,070,314 as of March 31, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $77,465 and $67,085 as of March 31, 2014 and December 31, 2013, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,011,486	$2,050,394	50%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	888,604	911,083	22%	875,276	897,845	22%
Senior Secured Bonds	424,566	402,432	10%	414,297	385,548	9%
Subordinated Debt	373,292	382,394	10%	421,964	426,728	10%
Collateralized Securities	115,695	135,132	3%	120,206	140,508	4%
Equity/Other	170,153	196,192	5%	142,114	163,344	4%

	$3,983,796	$4,077,627	100%	$4,054,085	$4,137,581	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2014, the Company did not “control” and was not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014, the Company had six such investments with aggregate unfunded commitments of $90,641 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $2,313. As of December 31, 2013, the Company had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $4,629. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$19,047	0%	$51,551	1%
Capital Goods	928,706	23%	858,352	21%
Commercial & Professional Services	232,388	6%	318,196	8%
Consumer Durables & Apparel	328,895	8%	306,917	7%
Consumer Services	507,543	12%	436,650	11%
Diversified Financials	140,347	3%	160,678	4%
Energy	410,728	10%	468,036	11%
Food & Staples Retailing	23,221	1%	29,484	1%
Food, Beverage & Tobacco	4,057	0%	4,042	0%
Health Care Equipment & Services	169,223	4%	176,010	4%
Household & Personal Products	66,300	2%	66,300	2%
Insurance	3,305	0%	17,814	0%
Materials	256,461	6%	233,719	6%
Media	193,641	5%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	47,605	1%	57,794	1%
Retailing	69,317	2%	69,171	2%
Software & Services	347,658	9%	366,976	9%
Technology Hardware & Equipment	152,930	4%	134,121	3%
Telecommunication Services	166,716	4%	178,977	4%
Transportation	9,539	0%	9,510	0%

Total	$4,077,627	100%	$4,137,581	100%

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

As of March 31, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$2,060	$2,147
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,075,567	4,135,434

	$4,077,627	$4,137,581

The Company’s investments as of March 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirty-one senior secured loan investments, one senior secured bond investment, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity investment, each of which was newly-issued and purchased near March 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Also, one equity investment which is traded on an active public market was valued at its closing price on March 31, 2014 and two equity/other investments were valued by an independent third-party pricing service in the manner described above.

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

The following is a reconciliation for the three months ended March 31, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2014
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	2,995	2,844	1,545	527	142	21	8,074
Net realized gain (loss)	4,530	2,665	1,537	4,354	384	352	13,822
Net change in unrealized appreciation (depreciation)	(4,472)	(90)	6,615	4,338	(865)	4,896	10,422
Purchases	168,040	176,818	53,180	46,101	—	27,352	471,491
Paid-in-kind interest	81	1,052	—	760	—	546	2,439
Sales and redemptions	(244,388)	(170,051)	(45,993)	(100,414)	(5,037)	(232)	(566,115)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,050,394	$911,083	$402,432	$382,394	$135,132	$194,132	$4,075,567

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$319	$1,908	$6,033	$8,281	$(508)	$3,083	$19,116

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2013
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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of March 31, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at March 31, 2014(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$1,370,657	Market Comparables	Market Yield (%)	6.3% - 10.3%	8.7%
Senior Secured Loans— Second Lien	253,950	Market Comparables	Market Yield (%)	10.0% - 11.8%	10.7%
Senior Secured Bonds	12,915	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
Subordinated Debt	221,034	Market Comparables	Market Yield (%)	7.5% - 14.3%	11.0%
Collateralized Securities	16,740	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	183,227	Market Comparables	Market Yield (%)	13.3% - 15.8%	15.0%
			EBITDA Multiples (x)	5.5x - 13.5x	7.4x
			Production Multiples (Mmb/d)	$35,000.0 - $42,500.0	$38,215.6
			Proved Reserves Multiples (Mmboe)	$7.5 - $9.0	$8.0
			PV-10 Multiples (x)	0.6x - 1.4x	1.2x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 29.4%	18.2%
		Option Valuation Model	Volatility (%)	52.5% - 61.5%	53.1%

(1)

Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of March 31, 2014, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment ($40,000) and one equity investment ($750), each of which was newly-issued and purchased near March 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

each such investment was the best indication of its fair value. As of March 31, 2014, $37,808 of the senior secured loans-first lien investments and $52,833 of the senior secured loans-second lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment	Fair Value at December 31, 2013(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$1,406,294	Market Comparables	Market Yield (%)	6.5% - 16.0%	8.8%
Senior Secured Loans—Second Lien	200,044	Market Comparables	Market Yield (%)	10.3% - 11.8%	10.9%
Subordinated Debt	211,066	Market Comparables	Market Yield (%)	7.8% - 13.8%	11.1%
Collateralized Securities	16,740	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	161,197	Market Comparables	Market Yield (%)	13.5% - 15.8%	15.1%
			EBITDA Multiples (x)	5.0x - 13.3x	7.3x
			Production Multiples (Mmb/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $9.0	$8.5
			PV-10 Multiples (x)	0.6x - 0.7x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 24.3%	17.6%
		Option Valuation Model	Volatility (%)	52.5% - 61.5%	53.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $48,439 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2014. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding		Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 2.05%	$373,682	(1)	$—	August 29, 2016
Broad Street Credit Facility	Revolving	L + 1.50%	$125,000		$—	December 20, 2014
JPM Facility	Repurchase	3.25%	$950,000		$—	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.50%	$239,800		$60,200	May 17, 2017

(1)	On March 31, 2014, Arch Street and Citibank amended the Arch Street credit facility (as each such term is defined below) to, among other things, reduce the maximum commitments thereunder to $350,000. On April 2, 2014, Arch Street repaid $23,682 on the Arch Street credit facility in accordance with the amendment.

Arch Street Credit Facility

On August 29, 2012, Arch Street Funding LLC, or Arch Street, the Company’s wholly-owned, special-purpose financing subsidiary, terminated its total return swap financing arrangement, or TRS, with Citibank, N.A., or Citibank, and entered into a revolving credit facility, or the Arch Street credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto.

On March 31, 2014, Arch Street and Citibank amended the Arch Street credit facility to, among other things, (a) increase the interest rate applicable to loans outstanding thereunder (i) during the drawdown period to three-month LIBOR plus 2.05%, and (ii) thereafter, to three-month LIBOR plus 2.30%, (b) extend the final maturity date to August 29, 2016, (c) reduce the maximum commitments thereunder to $350,000, (d) add a financial covenant requiring that the Company maintain its net asset value at more than $200,000 and (e) modify the calculation of advance rates and certain eligibility and valuation criteria, in each case, applicable to Arch Street’s portfolio of debt securities that are pledged as collateral for the Arch Street credit facility. The Company paid certain fees to Citibank in connection with this amendment.

The Arch Street credit facility provides for borrowings in an aggregate principal amount up to $350,000 on a committed basis. The Company may contribute cash or debt securities to Arch Street from time to time, subject to certain restrictions set forth in the Arch Street credit facility, and will retain a residual interest in any assets contributed through its ownership of Arch Street or will receive fair market value for any debt securities sold to Arch Street. Arch Street may purchase additional debt securities from various sources. Arch Street’s obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Arch Street, including its portfolio of debt securities. The obligations of Arch Street under the facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of the Company’s investment in Arch Street.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the Arch Street credit facility accrue interest at a rate equal to three-month LIBOR plus 2.05% per annum through August 29, 2014 and three-month LIBOR plus 2.30% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee to the extent the aggregate principal amount available under the Arch Street credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning nine months prior to the scheduled maturity date. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2016.

As of March 31, 2014 and December 31, 2013, $373,682 was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,446 in connection with obtaining the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $2,093 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Three Months Ended March 31,
	2014	2013
Direct interest expense	$1,862	$2,908
Non-usage fees	220	65
Amortization of deferred financing costs	365	365

Total interest expense	$2,447	$3,338

Cash paid for interest expense	$2,394	$4,250
Average borrowings under the facility	$373,682	$497,682
Effective interest rate on borrowings	1.99%	2.34%
Weighted average interest rate (including the effect of non-usage fees)	2.23%	2.39%

Borrowings of Arch Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, the Company’s wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into a further amendment to the facility which extended the maturity date to December 20, 2014 and reduced the maximum amount which could be borrowed under the facility to $125,000. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

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

As of March 31, 2014 and December 31, 2013, $125,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, all of the deferred financing costs have been amortized to interest expense.

For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Three Months Ended March 31,
	2014	2013
Direct interest expense	$541	$1,071
Non-usage fees	—	—
Amortization of deferred financing costs	—	225

Total interest expense	$541	$1,296

Cash paid for interest expense	$313	$1,101
Average borrowings under the facility	$125,000	$240,000
Effective interest rate on borrowings	1.73%	1.78%
Weighted average interest rate (including the effect of non-usage fees)	1.73%	1.79%

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPM Financing

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into an amendment, or the April 2013 amendment, to its debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on July 21, 2011 (and previously amended on September 26, 2012). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time is $1,140,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

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

Pursuant to the financing arrangement, the assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of March 31, 2014 and December 31, 2013, Class A Notes in the aggregate principal amount of $1,140,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000. The carrying amount outstanding under the JPM Facility approximates its fair

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2014 and December 31, 2013, Race Street’s liability under the JPM Facility was $950,000, plus $6,518 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of March 31, 2014 and December 31, 2013, the fair value of assets held by Locust Street was $1,884,205 and $1,870,351, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of March 31, 2014 and December 31, 2013, the fair value of assets held by Race Street was $776,130 and $747,330, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of March 31, 2014, $141 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Three Months Ended
	March 31,
	2014	2013
Direct interest expense	$7,719	$5,619
Non-usage fees	—	—
Amortization of deferred financing costs	32	33

Total interest expense	$7,751	$5,652

Cash paid for interest expense	$7,891	$5,150
Average borrowings under the facility	$950,000	$691,963
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.25%	3.25%

Amounts outstanding under the JPM Facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Walnut Street Credit Facility

On March 11, 2014, Walnut Street Funding LLC, or Walnut Street, the Company’s wholly-owned, special-purpose financing subsidiary, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association, or collectively with Wells Fargo Securities, LLC, Wells Fargo, entered into an amendment, or the Walnut Street amendment, to the revolving credit facility originally entered into by such parties on May 17, 2012, or the Walnut Street credit facility. Wells Fargo Securities, LLC serves as the administrative agent and Wells Fargo Bank, National Association is the sole lender, collateral agent, account bank and collateral custodian under the facility.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Walnut Street amendment increased the maximum commitments available under the Walnut Street credit facility from $250,000 to $300,000 and decreased, from 2.75% to 2.50%, the applicable spread above three-month LIBOR that is payable on the portion of outstanding advances under the Walnut Street credit facility attributable to “Traditional Middle Market Loans,” “Fixed Rate Loans” and “Second Lien Loans,” in each case as defined in the Walnut Street credit facility. The Company paid certain fees to Wells Fargo in connection with the Walnut Street amendment.

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

Borrowings under the Walnut Street credit facility accrue interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of March 31, 2014 and December 31, 2013, $239,800 and $225,000, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,020 in connection with obtaining and amending the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $2,611 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Three Months Ended
	March 31,
	2014	2013
Direct interest expense	$1,714	$1,654
Non-usage fees	62	14
Amortization of deferred financing costs	185	182

Total interest expense	$1,961	$1,850

Cash paid for interest expense	$1,781	$1,583
Average borrowings under the facility	$236,471	$238,848
Effective interest rate on borrowings	2.88%	2.76%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.79%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings of Walnut Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FB Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:
Net asset value, beginning of period	$10.18	$9.97
Results of operations(1)
Net investment income (loss)	0.22	0.96
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.10	0.08

Net increase (decrease) in net assets resulting from operations	0.32	1.04

Stockholder distributions(2)
Distributions from net investment income	(0.22)	(0.83)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.83)

Capital share transactions
Issuance of common stock(3)	—	—
Repurchases of common stock(4)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$10.28	$10.18

Shares outstanding, end of period	261,301,955	259,320,161

Total return(5)	3.14%	10.43%

Ratio/Supplemental Data:
Net assets, end of period	$2,685,169	$2,640,992

Ratio of net investment income to average net assets(6)	2.09%	9.50%
Ratio of total operating expenses to average net assets(6)	2.20%	8.90%
Portfolio turnover(7)	11.30%	61.18%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the applicable period.

(5)

The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

dividing the total by the net asset value per share as of the beginning of the applicable period. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the applicable period are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.18%	0.16%
Ratio of subordinated income incentive fees to average net assets	0.57%	2.41%
Ratio of interest expense to average net assets	0.48%	1.97%
Ratio of excise taxes to average net assets	—	0.22%

(7)	Portfolio turnover for the three months ended March 31, 2014 is not annualized.

Note 11. Subsequent Events

ING Credit Facility

On April 3, 2014, the Company entered into the ING credit facility. The ING credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments. The ING credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000. The Company’s obligations under the ING credit facility are guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries. The Company’s obligations under the ING credit facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder other than the equity interests of its special-purpose financing subsidiaries.

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 1.5% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which the Company elects the Eurocurrency option is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility will be subject to a non-usage fee of (a) 1% per annum on the unused

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

portion of the commitment under the ING credit facility for each day such unused portion exceeds 65% of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is 35% or less. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

In connection with the ING credit facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company’s minimum stockholders’ equity, measured as of each fiscal quarter-end, must be greater than or equal to the greater of (i) 40% of assets of the Company and its subsidiaries as of the last day of such fiscal quarter and (ii) $1,980,744 (less amounts paid to purchase common stock in the Company’s current tender offer), plus 50% of the net proceeds of any post-closing equity offerings; (b) the Company must maintain at all times a 200% asset coverage ratio; (c) the sum of (x) the Company and the guarantors’ net worth (defined as stockholders’ equity minus the net asset value held by the Company in any special-purpose financing subsidiaries) plus (y) 30% of the equity value of any special-purpose financing subsidiaries, must at all times be at least equal to the sum of (A) any unsecured longer-term debt of the Company and (B) accrued but unpaid base management fees and incentive fees at the time of measurement; and (d) the aggregate value of eligible portfolio investments that can be converted to cash in fewer than 20 business days without more than a 5% change in price must not be less than 10% of the covered debt amount (defined as the aggregate amount of outstanding loans and issued letters of credit under the facility, plus, to the extent incurred after closing of the ING credit facility, certain other permitted debt of the Company) for more than 30 business days during any period during which the covered debt amount (less cash and cash equivalents included in the borrowing base) is greater than 90% of the borrowing base (less cash and cash equivalents included therein).

The ING credit facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, ING, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the ING credit facility immediately due and payable. During the continuation of an event of default and subject, in certain cases, to the instructions of the lenders, the Company must pay interest at a default rate.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and change in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations and conditions in our operating areas;

•	the extent to which we may purchase shares of common stock following the listing pursuant to the tender offer which commenced on April 16, 2014;

•	the price at which shares of our common stock may trade on the NYSE, which may be higher or lower than the purchase price in such tender offer; and

•	the number of shares of common stock acquired pursuant to such tender offer and the costs of any indebtedness incurred to fund such purchases.

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

On April 16, 2014, shares of our common stock began trading on the NYSE under the ticker symbol “FSIC”. This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our amended investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and collateralized loan obligations, or CLOs.

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

In addition, our relationship with GSO Capital Partners LP, the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services).We also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the amended investment advisory agreement and the administration agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

We reimburse FB Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. FB Advisor will allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our securities;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

•

all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing administrative services for us and administrative personnel paid by FB Advisor, to the extent they are not controlling persons of FB Advisor or any of its affiliates.

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

Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters. As of March 31, 2014, there were no unreimbursed expense support payments subject to future reimbursement by us.

Portfolio Investment Activity for the Three Months Ended March 31, 2014 and for the Year Ended December 31, 2013

During the three months ended March 31, 2014, we made investments in portfolio companies totaling $471,491. During the same period, we sold investments for proceeds of $306,983 and received principal repayments of $259,132. As of March 31, 2014, our investment portfolio, with a total fair value of $4,077,627, consisted of interests in 148 portfolio companies (50% in first lien senior secured loans, 22% in second lien senior secured loans, 10% in senior secured bonds, 10% in subordinated debt, 3% in collateralized securities and 5% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $174.2 million. As of March 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 32.5% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.2% based upon the amortized cost of our investments.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2014 and year ended December 31, 2013:

Net Investment Activity	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Purchases	$471,491	$2,641,733
Sales and Redemptions	(566,115)	(2,510,887)

Net Portfolio Activity	$(94,624)	$130,846

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$168,040	36%	$1,646,725	62%
Senior Secured Loans—Second Lien	176,818	37%	446,626	17%
Senior Secured Bonds	53,180	11%	231,539	9%
Subordinated Debt	46,101	10%	239,201	9%
Collateralized Securities	—	—	47,340	2%
Equity/Other	27,352	6%	30,302	1%

Total	$471,491	100%	$2,641,733	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,011,486	$2,050,394	50%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	888,604	911,083	22%	875,276	897,845	22%
Senior Secured Bonds	424,566	402,432	10%	414,297	385,548	9%
Subordinated Debt	373,292	382,394	10%	421,964	426,728	10%
Collateralized Securities	115,695	135,132	3%	120,206	140,508	4%
Equity/Other	170,153	196,192	5%	142,114	163,344	4%

	$3,983,796	$4,077,627	100%	$4,054,085	$4,137,581	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	March 31, 2014	December 31, 2013
Number of Portfolio Companies	148	165
% Variable Rate (based on fair value)	71.3%	72.2%
% Fixed Rate (based on fair value)	22.9%	23.5%
% Income Producing Equity or Other Investments (based on fair value)	2.5%	2.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.3%	1.9%
Average Annual EBITDA of Portfolio Companies	$174,200	$190,700
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.1%	97.3%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.2%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	10.2%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2014 and year ended December 31, 2013:

New Direct Originations	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Total Commitments (including Unfunded Commitments)	$369,033	$1,559,115
Exited Investments (including partial paydowns)	(126,964)	(519,894)

Net Direct Originations	$242,069	$1,039,221

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
New Direct Originations by Asset Class	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$88,173	24%	$1,105,046	71%
Senior Secured Loans—Second Lien	240,332	65%	232,000	15%
Senior Secured Bonds	15,750	4%	—	—
Subordinated Debt	7,500	2%	175,000	11%
Collateralized Securities	—	—	16,740	1%
Equity/Other	17,278	5%	30,329	2%

Total	$369,033	100%	$1,559,115	100%

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Average New Direct Origination Commitment Amount	$28,387	$55,683
Weighted Average Maturity for New Direct Originations	10/12/20	1/1/19
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.1%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	9.6%	10.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	9.4%	14.0%

Characteristics of All Direct Originations held in Portfolio	March 31, 2014	December 31, 2013
Number of Portfolio Companies	40	35
Average Annual EBITDA of Portfolio Companies	$38,700	$34,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity / Other and Collateralized Securities	4.0x	4.0x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,306,225	57%	$2,096,806	51%
Opportunistic	1,077,547	26%	1,155,322	28%
Broadly Syndicated/Other	693,855	17%	885,453	21%

Total	$4,077,627	100%	$4,137,581	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$19,047	0%	$51,551	1%
Capital Goods	928,706	23%	858,352	21%
Commercial & Professional Services	232,388	6%	318,196	8%
Consumer Durables & Apparel	328,895	8%	306,917	7%
Consumer Services	507,543	12%	436,650	11%
Diversified Financials	140,347	3%	160,678	4%
Energy	410,728	10%	468,036	11%
Food & Staples Retailing	23,221	1%	29,484	1%
Food, Beverage & Tobacco	4,057	0%	4,042	0%
Health Care Equipment & Services	169,223	4%	176,010	4%
Household & Personal Products	66,300	2%	66,300	2%
Insurance	3,305	0%	17,814	0%
Materials	256,461	6%	233,719	6%
Media	193,641	5%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	47,605	1%	57,794	1%
Retailing	69,317	2%	69,171	2%
Software & Services	347,658	9%	366,976	9%
Technology Hardware & Equipment	152,930	4%	134,121	3%
Telecommunication Services	166,716	4%	178,977	4%
Transportation	9,539	0%	9,510	0%

Total	$4,077,627	100%	$4,137,581	100%

As of March 31, 2014, we did not “control” and were not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014, we had six such investments with aggregate unfunded commitments of $90,641 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $2,313. As of December 31, 2013, we had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $4,629. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$423,296	11%	$510,687	12%
2	3,276,702	80%	3,244,518	79%
3	329,600	8%	340,238	8%
4	41,093	1%	40,034	1%
5	6,936	0%	2,104	0%

Total	$4,077,627	100%	$4,137,581	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Revenues

We generated investment income of $114,796 and $110,044 for the three months ended March 31, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $104,283 and $98,525 of cash income earned as well as $10,513 and $11,519 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the increase in the number of directly originated transactions over the last year as part of the transition of the portfolio to higher yielding non-broadly syndicated assets.

Expenses

Our total operating expenses were $58,919 and $59,315 for the three months ended March 31, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FB Advisor of $22,371 and $22,206 for the three months ended March 31, 2014 and 2013, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,200 and $1,436 for the three months ended March 31, 2014 and 2013, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2014 and 2013, we accrued subordinated incentive fees on income of $15,178 and $14,228, respectively, based upon the performance of our portfolio. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $4,836 and $6,350, respectively, based on the performance of our portfolio, of which $5,035 and $0, respectively, was based on realized gains and $(199) and $6,350, respectively, was based on unrealized gains. No such fee is actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $12,700 and $12,136 for the three months ended March 31, 2014 and 2013, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $332 and $365 for the three months ended March 31, 2014 and 2013, respectively. We incurred fees and expenses with our stock transfer agent of $451 and $890 for the three months ended March 31, 2014 and 2013, respectively. Fees for our board of directors were $265 and $225 for the three months ended March 31, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $1,586 and $1,479 for the three months ended March 31, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended March 31,
	2014	2013
Expenses associated with our independent audit and related fees	$132	$185
Compensation of our chief compliance officer	25	20
Legal fees	445	250
Printing fees	295	300
Other	689	724

Total	$1,586	$1,479

During the three months ended March 31, 2014 and 2013, the ratio of our operating expenses to our average net assets was 2.20% and 2.34%, respectively. Our ratio of operating expenses to our average net assets during the three months ended March 31, 2014 and 2013 includes $12,700 and $12,136, respectively, related to interest expense and $20,014, and $20,578, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.97% and 1.05% for the three months ended March 31, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of operating expenses to average net assets during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 can primarily be attributed to a reduction in administrative services expenses and stock transfer agent fees charged to us.

Net Investment Income

Our net investment income totaled $55,877 ($0.22 per share) and $50,729 ($0.20 per share) for the three months ended March 31, 2014 and 2013, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, the transition of our portfolio to higher yielding non-broadly syndicated assets.

Net Realized Gains or Losses

We sold investments and received principal repayments of $306,983 and $259,132, respectively, during the three months ended March 31, 2014, from which we realized a net gain of $13,822. We also realized a net loss of $19 from settlements on foreign currency during the three months ended March 31, 2014. We sold investments and received principal repayments of $147,944 and $395,873, respectively, during the three months ended March 31, 2013, from which we realized a net gain of $14,171. We also realized a net loss of $63 from settlements on foreign currency during the three months ended March 31, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $10,335 and the net change in unrealized gain (loss) on foreign currency totaled $45. For the three months ended March 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $17,518 and the net change in unrealized gain (loss) on foreign currency totaled $121. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2014 was primarily driven by strong performance of certain of our senior secured bonds and subordinated debt investments. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2013 was primarily driven by a general strengthening in the credit markets during the prior period and continued tightening of credit spreads in the first quarter of 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2014, the net increase in net assets resulting from operations was $80,060 ($0.32 per share) compared to a net increase in net assets resulting from operations of $82,476 ($0.33 per share) during the three months ended March 31, 2013.

Financial Condition, Liquidity and Capital Resources

On April 16, 2014, shares of our common stock began trading on the NYSE under the ticker symbol “FSIC”. This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

During the three months ended March 31, 2014 and 2013, we issued 2,854,659 and 2,638,800 shares of common stock pursuant to our distribution reinvestment plan for gross proceeds of $29,257 and $26,476, respectively, at an average price per share of $10.25 and $10.03, respectively. In connection with the listing of our shares of common stock on the NYSE on April 16, 2014, we terminated our distribution reinvestment plan. Our board of directors has approved the implementation of a new distribution reinvestment plan, the terms of which have not yet been finalized. We expect the new distribution reinvestment plan to be implemented in connection with the regular monthly cash distribution in June; however, there can be no assurance as to whether or when a new distribution reinvestment plan will be implemented.

We generate cash primarily from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we invested the net proceeds from the issuance of shares of our common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

On April 16, 2014, we commenced a tender offer to purchase for cash up to $250,000 in value of shares of our common stock from our stockholders. In accordance with the terms of the tender offer, we intend to select the lowest price, not greater than $11.00 per share or less than $10.35 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, that will enable us to purchase the maximum number of shares of common stock properly tendered in the tender offer and not properly withdrawn having an aggregate purchase price of up to $250,000 or such lesser number if less than $250,000 in value of our shares of common stock are properly tendered in the tender offer after giving effect to any shares of common stock properly withdrawn. We expect to use available cash and/or borrowings under the ING credit facility to fund any purchase of shares of common stock in the tender offer and to pay for all related fees and expenses.

Historically, we conducted quarterly tender offers pursuant to our share repurchase program to provide our stockholders with limited liquidity. In anticipation of the listing of our shares of common stock on the NYSE, our board of directors terminated our share repurchase program effective March 21, 2014.

The following table provides information concerning our repurchases pursuant to our share repurchase program during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.20	$8,903

As of March 31, 2014, we had $297,685 in cash, which we held in a custodial account, and $60,200 in borrowings available under our financing facilities. On April 3, 2014, we entered into the ING credit facility which provides for borrowings of up to $300,000. For additional information regarding the ING credit facility, see Note 11 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q. Below is a summary of our outstanding financing facilities as of March 31, 2014:

Facility	Type of Facility	Rate	Amount Outstanding		Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 2.05%	$373,682	(1)	$—	August 29, 2016
Broad Street Credit Facility	Revolving	L + 1.50%	$125,000		$—	December 20, 2014
JPM Facility	Repurchase	3.25%	$950,000		$—	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.50%	$239,800		$60,200	May 17, 2017

(1)	On March 31, 2014, Arch Street and Citibank amended the Arch Street credit facility to, among other things, reduce the maximum commitments thereunder to $350,000. On April 2, 2014, Arch Street repaid $23,682 on the Arch Street credit facility in accordance with the amendment.

For additional information regarding our outstanding financing facilities as of March 31, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2014 or 2013 represented a return of capital.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.2025	$51,184
Fiscal 2014
March 31, 2014	$0.2160	$56,237

On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425per share in order to increase our annual distribution rate from 8.41% to 8.68% (based on our last publicly reported net asset value per share of $10.27 as of February 28, 2014). The increase in the regular monthly cash distribution to $0.07425 per share commenced with the regular monthly cash distribution payable on April 30, 2014 to stockholders of record as of April 29, 2014. On May 5, 2014, our board of directors declared a regular monthly cash distribution of $0.07425 per share. The regular monthly cash distribution will be paid on or about May 30, 2014 to stockholders of record on May 29, 2014.

Our board of directors intends to declare two special cash distributions, each in the amount of $0.10 per share, that will be paid on or about August 15, 2014 and November 14, 2014 to stockholders of record as of July 31, 2014 and October 31, 2014, respectively. The payment of the two special cash distributions, like all future distributions, are subject to applicable legal restrictions and the sole discretion of our board of directors.

Historically, we had an “opt in” distribution reinvestment plan for our stockholders, which terminated upon the listing of our shares of common stock on the NYSE. Under that plan, if we made a cash distribution, our stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. Our board of directors has approved the implementation of a new distribution reinvestment plan, the terms of which have not yet been finalized. We expect the new distribution reinvestment plan to be implemented in connection with the regular monthly cash distribution in June; however, there can be no assurance as to whether or when a new distribution reinvestment plan will be implemented. Pending the adoption of a new distribution reinvestment plan, stockholders that had elected to participate in the earlier distribution reinvestment plan will receive cash rather than shares of common stock in respect of any cash distribution we declare.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	56,237	100%	39,543	77%
Capital gains proceeds from the sale of assets	—	—	11,641	23%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$56,237	100%	$51,184	100%

(1)	During the three months ended March 31, 2014 and 2013, 90.9% and 89.5%, respectively, of our gross investment income was attributable to cash interest earned, 7.0% and 9.2%, respectively, was attributable to non-cash accretion of discount and 2.1% and 1.3%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2014 and 2013 was $51,851 and $57,068, respectively. As of March 31, 2014 and December 31, 2013, we had $151,267 and $137,867, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2014 and 2013.

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

Our investments as of March 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirty-one senior secured loan investments, one senior secured bond investment, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity investment, each of which was newly-issued and purchased near March 31, 2014, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Also, one equity investment which is traded on an active public market was valued at its closing price on March 31, 2014 and two equity/other investments were valued by an independent third-party pricing service in the manner described above.

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

Capital Gains Incentive Fee

Pursuant to the terms of both the investment advisory and administrative services agreement and the amended investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement and the amended investment advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

Pursuant to both the investment advisory and administrative services agreement and the amended investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory and administrative services agreement, which was calculated and payable quarterly in arrears, equaled 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor would not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 2.0%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor would be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor would receive 20.0% of pre-incentive fee net investment income. Under the amended investment advisory agreement, the subordinated incentive fee on income is calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income is based on the net asset value of our assets rather than adjusted capital.

Under the amended investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there will be no delay of payment if prior quarters are below the quarterly hurdle rate.

FB Advisor has recommended that the amended investment advisory agreement be further amended to reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on our net assets, from 8% to 7.5%. Our board of directors has approved this amendment, and we plan to call a special meeting of our stockholders scheduled for June 23, 2014, at which stockholders will be asked to vote on the proposal to amend the amended investment advisory agreement to, among other things, so reduce the annualized hurdle rate.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the amended investment advisory agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. In anticipation of the listing of our shares of common stock on the NYSE, FB Advisor recommended that the amended investment advisory agreement be further amended to (i) reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on our net assets, from 8% to 7.5% and (ii) assuming the reduction to the hurdle rate is approved, reduce the base management fee from 2.0% to 1.75% of the average value of our gross assets. Our board of directors has approved this amendment, and we plan to call a special meeting of our stockholders scheduled for June 23, 2014, at which stockholders will be asked to vote on the proposal. Pending stockholder approval of this proposal, FB Advisor has agreed, effective April 1, 2014, to waive a portion of the base management fee to which it is entitled under the amended investment advisory agreement so that the fee received equals 1.75% of the average value of our gross assets. There can be no assurance that this waiver will continue in the future.

For the three months ended March 31, 2014 and 2013, we incurred $22,371 and $22,206, respectively, in base management fees and $1,200 and $1,436, respectively, in administrative services expenses. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended March 31, 2014 and 2013, we accrued subordinated incentive fees on income of $15,178 and $14,228, respectively, based upon the performance of our portfolio. During the three months ended March 31, 2014, we paid FB Advisor $14,303 in subordinated incentive fees on income. As of March 31, 2014, a subordinated incentive fee on income of $15,178 was payable to FB Advisor. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $4,836 and $6,350, respectively, based on the performance of our portfolio. As of December 31, 2013, we had accrued capital gains incentive fees of $32,133 based on the performance of our portfolio of which $30,543 was based on unrealized gains and $1,590 was based on realized gains. We paid FB Advisor $1,590 in capital gains incentive fees during the three months ended March 31, 2014. As of March 31, 2014, we had accrued $35,379 in capital gains incentive fees, of which only $5,035 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the JPM Facility and the Walnut Street credit facility at March 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$373,682	—	$373,682	—	—
Borrowings of Broad Street(2)	$125,000	$125,000	—	—	—
Borrowings of Race Street(3)	$950,000	$950,000	—	—	—
Borrowings of Walnut Street(4)	$239,800	—	—	$239,800	—

(1)	At March 31, 2014, no amounts remained unused under the Arch Street credit facility. On March 31, 2014, Arch Street and Citibank amended the Arch Street credit facility to, among other things, reduce the maximum commitments thereunder to $350,000. On April 2, 2014, Arch Street repaid $23,682, on the Arch Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 29, 2016.

(2)	At March 31, 2014, no amounts remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 20, 2014.

(3)

At March 31, 2014, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such

Class A Notes to JPM. As of March 31, 2014, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	At March 31, 2014, $60,200 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to both the investment advisory and administrative services agreement and the amended investment advisory agreement, FB Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 2, 2009, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears.

The incentive fee, which had consisted of three parts under the investment advisory and administrative services agreement, now consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. Under the investment advisory and administrative services agreement, the hurdle rate used to compute the subordinated incentive fee on income was based on adjusted capital. Under the amended investment advisory agreement, the hurdle rate used to compute the subordinated incentive fee on income is based on the net asset value of our assets rather than adjusted capital. In addition, under the amended investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the amended investment advisory agreement.

In anticipation of the listing of our shares of common stock on the NYSE, FB Advisor recommended that the amended investment advisory agreement be further amended to (i) reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on our net assets, from 8% to 7.5% and (ii) assuming the reduction to the hurdle rate is approved, reduce the base management fee from 2.0% to 1.75% of the average value of our gross assets. Our board of directors has approved this amendment, and we plan to call a special meeting of our stockholders scheduled for June 23, 2014, at which stockholders will be asked to vote on the proposal. Pending stockholder approval of this proposal, FB Advisor has agreed, effective April 1, 2014, to waive a portion of the base management fee to which it is entitled under the amended investment advisory agreement so that the fee received equals 1.75% of the average value of our gross assets. There can be no assurance that this waiver will continue in the future.

Pursuant to the investment advisory and administrative services agreement, we reimbursed FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement was set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimated we would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor was required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assessed the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considered whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compared the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Pursuant to the administration agreement, FB Advisor will provide administrative services necessary for our operation, including general ledger accounting, fund accounting, legal services, investor relations and other administrative services. There will be no separate fee paid by us to FB Advisor in connection with the services provided under the administration agreement; provided, however, that we will reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities thereunder. FB Advisor will allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2014 and 2013:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2014	2013
FB Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,371	$22,206
FB Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$4,836	$6,350
FB Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$15,178	$14,228
FB Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,200	$1,436

(1)	During the three months ended March 31, 2014 and 2013, $22,696 and $19,371, respectively, in base management fees were paid to FB Advisor. As of March 31, 2014, $22,375 in base management fees were payable to FB Advisor.

(2)	During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $4,836 and $6,350, respectively, based on the performance of our portfolio. As of March 31, 2014 and December 31, 2013, we accrued $35,379 and $32,133, respectively, in capital gains incentive fees of which $30,344 and $30,543, respectively, was based on unrealized gains and $5,035 and $1,590, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. We paid FB Advisor $1,590 in capital gains incentive fees during the three months ended March 31, 2014.

(3)	During the three months ended March 31, 2014 and 2013, we paid $14,303 and $12,020, respectively, of subordinated incentive fees on income to FB Advisor. As of March 31, 2014, a subordinated incentive fee on income of $15,178 was payable to FB Advisor.

(4)	During the three months ended March 31, 2014 and 2013, $873 and $1,315, respectively, of the administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $533 and $838, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2014 and 2013.

See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including potential conflicts of interest, our exemptive relief order and our expense reimbursement arrangement with Franklin Square Holdings.

Item	3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, 71.3% of our portfolio investments (based on fair value) paid variable interest rates, 22.9% paid fixed interest rates, 2.5% were income producing equity or other investments, and the remaining 3.3% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2014 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(781)	$(1,576)	$795	0.2%
Current LIBOR	—	—	—	—
Up 100 basis points	4,333	6,304	(1,971)	(0.5)%
Up 300 basis points	59,065	18,913	40,152	11.1%
Up 500 basis points	115,782	31,521	84,261	23.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item	4. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the period ended March 31, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	872,865	$10.20	872,865	(1)
February 1 to February 28, 2014	—	—	—	—
March 1 to March 31, 2014	—	—	—	—

Total	872,865	$10.20	872,865	(1)

(1)	See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program, which was terminated effective March 21, 2014.

Item	3. Defaults upon Senior Securities.

Not applicable.

Item	4. Mine Safety Disclosures.

Not applicable.

Item	5. Other Information.

(b) There have been changes to the procedures by which stockholders may recommend nominees to our board of directors. The details of the changes were provided in our Current Report on Form 8-K filed with the SEC on April 16, 2014. A complete copy of our second amended and restated bylaws was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 16, 2014.

Item	6. Exhibits.

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2012. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report of Form 8-K filed September 12, 2012.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Administration Agreement, dated as of April 16, 2014, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.3	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.5	First Amendment to the Investment Advisory and Administrative Services Agreement, dated as of August 5, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on September 17, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.13	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.15	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.16	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.17	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.18	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.19	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.20	Loan Agreement, dated as of August 29, 2012 and amended and restated as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.21	Loan Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.25	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.26	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.27	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.28	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.29	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.30	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.31	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.32	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.34	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.35	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.36	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.39	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.41	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.42	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.43	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014.)

10.44	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.45	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.46	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.47	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.48	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.49	Control Agreement, dated as of April 3, 2014, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.50	Trademark License Agreement, dated as of April 16, 2014, by and between the Company and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2014.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)