Form 10-Q
period 2014-06-30
FS Investment CORP
filed 2014-08-14
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 239,486,184 shares of common stock outstanding as of August 13, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,110,934 and $4,054,085, respectively)	$4,209,471	$4,137,581
Investments, at fair value—affiliated (amortized cost—$17,931 and $0, respectively)	17,632	—
Cash	244,074	227,328
Receivable for investments sold and repaid	35,592	26,722
Interest receivable	56,362	47,622
Deferred financing costs	7,768	5,168
Prepaid expenses and other assets	1,465	156

Total assets	$4,572,364	$4,444,577

Liabilities
Payable for investments purchased	$92,522	$23,423
Credit facilities payable	965,686	723,682
Repurchase agreement payable(1)	950,000	950,000
Stockholder distributions payable	17,748	18,671
Management fees payable	19,862	22,700
Accrued capital gains incentive fees(2)	37,647	32,133
Subordinated income incentive fees payable(2)	15,061	14,303
Administrative services expense payable	1,686	1,153
Interest payable	11,509	10,563
Directors’ fees payable	253	254
Other accrued expenses and liabilities	2,823	6,703

Total liabilities	2,114,797	1,803,585

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 239,026,360 and 259,320,161 shares issued and outstanding, respectively	239	259
Capital in excess of par value	2,246,910	2,466,753
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	75,977	55,344
Accumulated undistributed (distributions in excess of) net investment income(4)	36,239	35,322
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	98,202	83,314

Total stockholders’ equity	2,457,567	2,640,992

Total liabilities and stockholders’ equity	$4,572,364	$4,444,577

Net asset value per share of common stock at period end	$10.28	$10.18

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income
Interest income—unaffiliated	$102,096	$105,503	$206,807	$207,717
Fee income—unaffiliated	18,450	10,442	28,535	18,206
Dividend income—unaffiliated	175	8,404	175	8,470

Total investment income	120,721	124,349	235,517	234,393

Operating expenses
Management fees(1)	22,695	22,615	45,066	44,821
Capital gains incentive fees(2)	2,268	(5,423)	7,104	927
Subordinated income incentive fees(2)	15,061	17,167	30,239	31,395
Administrative services expenses	1,189	1,355	2,389	2,791
Stock transfer agent fees	546	900	997	1,790
Accounting and administrative fees	320	355	652	720
Interest expense	14,129	11,876	26,829	24,012
Directors’ fees	264	223	529	448
Listing advisory fees	5,043	—	5,043	—
Other general and administrative expenses	4,070	1,226	5,656	2,705

Total operating expenses	65,585	50,294	124,504	109,609
Management fee waiver(1)	(2,837)	—	(2,837)	—

Net expenses	62,748	50,294	121,667	109,609

Net investment income	57,973	74,055	113,850	124,784

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	6,716	16,447	20,538	30,618
Net realized gain (loss) on foreign currency	114	(39)	95	(102)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	4,706	(43,498)	15,041	(25,980)
Net change in unrealized appreciation (depreciation) on investments—affiliated	(299)	—	(299)	—
Net change in unrealized gain (loss) on foreign currency	101	(26)	146	95

Total net realized and unrealized gain (loss) on investments	11,338	(27,116)	35,521	4,631

Net increase (decrease) in net assets resulting from operations	$69,311	$46,939	$149,371	$129,415

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.27	$0.18	$0.58	$0.52

Weighted average shares outstanding	255,301,300	254,213,036	257,729,988	253,414,392

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operations
Net investment income (loss)	$113,850	$124,784
Net realized gain (loss) on investments and foreign currency	20,633	30,516
Net change in unrealized appreciation (depreciation) on investments	14,742	(25,980)
Net change in unrealized gain (loss) on foreign currency	146	95

Net increase (decrease) in net assets resulting from operations	149,371	129,415

Stockholder distributions(1)
Distributions from net investment income	(112,933)	(75,246)
Distributions from net realized gain on investments	—	(28,049)

Net decrease in net assets resulting from stockholder distributions	(112,933)	(103,295)

Capital share transactions(2)
Reinvestment of stockholder distributions	39,040	53,157
Repurchases of common stock	(258,903)	(19,467)

Net increase (decrease) in net assets resulting from capital share transactions	(219,863)	33,690

Total increase (decrease) in net assets	(183,425)	59,810
Net assets at beginning of period	2,640,992	2,511,738

Net assets at end of period	$2,457,567	$2,571,548

Accumulated undistributed (distributions in excess of) net investment income(1)	$36,239	$53,845

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$149,371	$129,415
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,209,195)	(1,329,084)
Paid-in-kind interest	(5,886)	(4,009)
Proceeds from sales and repayments of investments	1,175,532	1,306,330
Net realized (gain) loss on investments	(20,538)	(30,618)
Net change in unrealized (appreciation) depreciation on investments	(14,742)	25,980
Accretion of discount	(14,693)	(22,869)
Amortization of deferred financing costs	1,402	1,388
(Increase) decrease in receivable for investments sold and repaid	(8,870)	(53,737)
(Increase) decrease in interest receivable	(8,740)	2,108
(Increase) decrease in prepaid expenses and other assets	(1,309)	238
Increase (decrease) in payable for investments purchased	69,099	(56,680)
Increase (decrease) in management fees payable	(2,838)	1,131
Increase (decrease) in accrued capital gains incentive fees	5,514	(10,864)
Increase (decrease) in subordinated income incentive fees payable	758	3,774
Increase (decrease) in administrative services expense payable	533	85
Increase (decrease) in interest payable	946	(521)
Increase (decrease) in directors’ fees payable	(1)	218
Increase (decrease) in other accrued expenses and liabilities	(3,880)	(746)

Net cash provided by (used in) operating activities	112,463	(38,461)

Cash flows from financing activities
Reinvestment of stockholder distributions	39,040	53,157
Repurchases of common stock	(258,903)	(19,467)
Stockholder distributions	(113,856)	(102,497)
Borrowings under credit facilities(1)	265,686	13,375
Repayments under credit facilities(1)	(23,682)	—
Borrowings under repurchase agreement(2)	—	135,250
Deferred financing costs paid	(4,002)	—

Net cash provided by (used in) financing activities	(95,717)	79,818

Total increase (decrease) in cash	16,746	41,357
Cash at beginning of period	227,328	338,895

Cash at end of period	$244,074	$380,252

Supplemental disclosure
Local and excise taxes paid	$5,100	$869

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2014 and 2013, the Company paid $8,872 and $12,344, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2014 and 2013, the Company paid $15,609 and $10,801, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.3%
A.P. Plasman Inc.	(e)(g)(i)(l)	Capital Goods	L+850	1.5%	12/29/16	$66,398	$65,684	$66,896
AccentCare, Inc.	(e)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,017	1,891	1,377
American Pacific Corp.	(e)	Materials	L+600	1.0%	2/1/19	4,988	4,952	5,062
American Racing and Entertainment, LLC	(g)	Consumer Services	L+700		7/1/15	13,250	13,250	13,250
American Racing and Entertainment, LLC	(g)	Consumer Services	9.0%		7/1/15	7,750	7,750	7,818
American Racing and Entertainment, LLC	(g)	Consumer Services	L+800		7/1/18	2,150	2,150	2,180
American Racing and Entertainment, LLC	(g)(q)	Consumer Services	L+800		7/1/18	4,350	4,350	4,410
AP Exhaust Acquisition, LLC	(i)	Automobiles & Components	L+775	1.5%	1/16/21	15,000	15,000	15,000
Aspect Software, Inc.	(e)	Software & Services	L+550	1.8%	5/7/16	6,271	6,169	6,341
Attachmate Corp.	(e)	Software & Services	L+575	1.5%	11/22/17	5,381	5,308	5,437
Azure Midstream Energy LLC	(e)	Energy	L+550	1.0%	11/15/18	4,388	4,328	4,434
BlackBrush TexStar L.P.	(e)(g)	Energy	L+650	1.3%	6/4/19	16,333	16,217	16,511
Boomerang Tube, LLC	(e)(i)	Energy	L+950	1.5%	10/11/17	18,367	17,962	16,714
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	682	619	631
Cadillac Jack, Inc.	(e)(g)(i)(l)	Consumer Services	L+850	1.0%	5/15/19	74,825	73,573	74,825
Caesars Entertainment Operating Co.	(f)(g)(l)	Consumer Services	L+425		1/26/18	13,351	12,390	12,355
Caesars Entertainment Operating Co.	(g)(l)	Consumer Services	L+525		1/28/18	2,500	2,381	2,338
Caesars Entertainment Operating Co.	(f)(g)(h)(j)(k)(l)	Consumer Services	L+875	1.0%	3/1/17	85,020	84,382	84,020
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)(j)	Consumer Services	L+600	1.0%	10/11/20	72,542	68,515	73,109
Capital Vision Services, LLC	(g)(i)(j)	Health Care Equipment & Services	L+725	1.3%	12/3/17	23,452	23,452	23,452
Capital Vision Services, LLC	(g)(q)	Health Care Equipment & Services	L+725	1.3%	12/3/17	935	935	935
Cengage Learning, Inc.	(e)	Media	L+600	1.0%	3/6/20	6,740	6,707	6,825
Citgo Petroleum Corp.	(g)(j)	Energy	L+700	2.0%	6/23/17	7,526	7,514	7,652
Clear Channel Communications, Inc.	(e)(g)	Media	L+365		1/29/16	16,079	14,237	15,996
Corel Corp.	(e)(g)(h)(i)(j)(l)	Software & Services	L+825		6/7/19	160,000	160,000	160,000
Corel Corp.	(j)(l)	Software & Services	Prime+725		6/7/18	5,000	5,000	5,000
Corel Corp.	(j)(l)(q)	Software & Services	Prime+725		6/7/18	5,000	5,000	5,000
Corner Investment PropCo, LLC	(e)(g)(j)	Consumer Services	L+975	1.3%	11/2/19	44,750	44,926	46,093
CoSentry.Net, LLC	(e)(i)(j)	Software & Services	L+800	1.3%	12/31/19	54,228	54,228	55,041
Crestwood Holdings LLC	(e)	Energy	L+600	1.0%	6/19/19	5,593	5,569	5,692
Dent Wizard International Corp.	(e)(g)(i)(j)	Commercial & Professional Services	L+800		4/25/19	134,729	133,627	135,908
Dent Wizard International Corp.	(j)(q)	Commercial & Professional Services	Prime+325		4/25/19	5,000	5,000	5,000
Eastman Kodak Co.	(e)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,800	10,608	10,989
EnergySolutions, LLC	(e)	Energy	L+575	1.0%	5/29/20	4,364	4,277	4,420

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ERC Ireland Holdings Ltd.	(h)(j)(l)	Telecommunication Services	EURIBOR+450		9/30/19	€10,306	$11,174	$13,835
Extreme Reach, Inc.	(e)	Media	L+575	1.0%	1/24/20	$4,128	4,070	4,184
FairPoint Communications, Inc.	(e)(l)	Telecommunication Services	L+625	1.3%	2/14/19	12,961	12,854	13,450
Flanders Corp.	(g)(i)	Capital Goods	L+950	1.5%	5/14/18	36,993	36,355	37,455
FR Utility Services LLC	(j)(k)	Energy	L+575	1.0%	10/18/19	7,818	7,760	7,906
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+500	1.5%	7/29/17	1,339	1,323	1,345
Fronton Holdings, LLC	(g)	Consumer Services	15.0%		4/30/19	3,736	3,699	3,736
HBC Solutions, Inc.	(e)(g)(h)(j)	Media	L+875	1.5%	2/4/18	86,371	86,371	86,803
ILC Industries, LLC	(e)(i)	Capital Goods	L+650	1.5%	7/11/18	9,317	9,183	9,340
Industrial Group Intermediate Holdings, LLC	(i)	Materials	L+800	1.3%	5/31/20	13,965	13,965	13,965
Industry City TI Lessor, L.P.	(g)	Real Estate	10.3%		6/30/26	24,250	24,250	24,250
Infiltrator Systems, Inc.	(g)(h)(i)(j)	Capital Goods	L+825	1.3%	6/27/18	200,000	200,000	200,000
Insight Equity A.P. X, L.P.	(g)(h)(i)(j)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	64,030	65,000
Intralinks, Inc.	(e)(g)(l)	Software & Services	L+525	2.0%	2/24/19	14,963	14,822	14,981
inVentiv Health, Inc.	(j)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,709	2,732
Lantiq Deutschland GmbH	(g)(j)(l)	Software & Services	L+900	2.0%	11/16/15	12,425	11,984	12,363
Larchmont Resources, LLC	(e)	Energy	L+725	1.0%	8/7/19	11,031	10,934	11,280
Leading Edge Aviation Services, Inc.	(e)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	31,076	30,714	31,076
Leading Edge Aviation Services, Inc.	(h)(q)	Capital Goods	L+875	1.5%	6/30/19	3,500	3,500	3,500
LEAS Acquisition Co Ltd.	(h)(l)	Capital Goods	L+875	1.5%	6/30/19	10,900	10,900	10,900
LEAS Acquisition Co Ltd.	(j)(l)	Capital Goods	L+875	1.5%	6/30/19	€30,000	41,071	41,071
Leedsworld Inc.	(e)	Retailing	L+475	1.3%	6/28/19	$9,672	9,592	9,648
Maritime Telecommunications Network, Inc.	(g)	Telecommunication Services	L+600	1.5%	3/4/16	3,772	3,751	3,489
MB Precision Holdings LLC	(i)	Capital Goods	L+725	1.3%	1/23/20	13,433	13,433	13,433
Micronics, Inc.	(e)(i)	Capital Goods	L+800	1.3%	3/28/19	22,365	21,992	22,365
MMI International Ltd.	(e)(l)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	5,988	5,841	5,929
MMM Holdings, Inc.	(i)(j)	Health Care Equipment & Services	L+825	1.5%	12/12/17	9,498	9,360	9,581
MModal Inc.	(e)(n)	Health Care Equipment & Services	Prime+575		8/16/19	6,740	6,641	5,342
MModal Inc.	(j)(q)	Health Care Equipment & Services	L+795	1.5%	8/28/14	1,236	1,236	1,230
Mood Media Corp.	(e)(l)	Media	L+600	1.0%	5/1/19	7,719	7,668	7,743
MSO of Puerto Rico, Inc.	(i)(j)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,905	6,805	6,966
New Star Metals Inc.	(e)(g)(j)	Capital Goods	L+800	1.3%	3/20/20	36,775	36,775	36,775
Nova Wildcat Amerock, LLC	(i)(j)	Consumer Durables & Apparel	L+814	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(e)(g)	Energy	L+750	1.5%	9/14/18	9,273	9,209	9,522
Panda Temple Power, LLC (TLA)	(g)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,075

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Princeton Review, Inc.	(j)	Consumer Services	L+550	1.5%	12/7/14	$958	$936	$886
PRV Aerospace, LLC	(e)	Capital Goods	L+525	1.3%	5/9/18	4,844	4,835	4,856
Reddy Ice Holdings, Inc.	(e)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,176	1,165	1,152
Safariland, LLC	(e)(g)(i)(j)	Capital Goods	L+800	1.3%	9/20/19	153,600	153,600	156,672
Shell Topco L.P.	(e)(i)	Energy	L+750	1.5%	9/28/18	33,000	32,630	33,825
Sirius Computer Solutions, Inc.	(e)	Software & Services	L+575	1.3%	12/7/18	7,519	7,461	7,632
Smile Brands Group Inc.	(e)(j)	Health Care Equipment & Services	L+625	1.3%	8/15/19	25,359	24,863	24,725
Sorenson Communications, Inc.	(e)(f)(g)(i)(j)	Telecommunication Services	L+575	2.3%	4/30/20	93,970	93,513	96,378
Sports Authority, Inc.	(e)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,817	7,839
Stallion Oilfield Holdings, Inc.	(e)	Energy	L+675	1.3%	6/19/18	4,835	4,795	4,914
Swiss Watch International, Inc.	(e)(g)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,750	47,026	47,273
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	26,396	25,911	26,594
ThermaSys Corp.	(e)	Capital Goods	L+400	1.3%	5/3/19	4,750	4,711	4,747
Tri-Northern Acquisition, Inc.	(g)(i)	Retailing	L+800	1.3%	7/1/19	54,450	54,450	55,267
Tri-Northern Acquisition, Inc.	(j)(q)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,550
U.S. Xpress Enterprises, Inc.	(g)(h)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	75,000	75,000	75,000
Virtual Radiologic Corp.	(j)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,502	3,463	2,556
VPG Group Holdings LLC	(e)(g)(i)	Materials	L+900	1.0%	10/4/16	81,820	81,270	82,638
Willbros Group, Inc.	(i)(j)(l)	Energy	L+975	1.3%	8/7/19	14,134	13,688	14,399

Total Senior Secured Loans—First Lien							2,293,435	2,323,884
Unfunded Loan Commitments							(31,400)	(31,400)

Net Senior Secured Loans—First Lien							2,262,035	2,292,484

Senior Secured Loans—Second Lien—31.8%
Advance Pierre Foods, Inc.	(f)(g)(h)(j)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,282	21,907
Affordable Care, Inc.	(e)(g)(h)(j)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,536	40,000
Alison US LLC	(j)(k)(l)	Utilities	L+850	1.0%	6/17/22	4,444	4,267	4,350
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	77,808	77,808	78,975
American Energy—Utica, LLC	(h)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	52,833	52,833	53,625
American Racing and Entertainment, LLC	(h)	Consumer Services	12.0%		7/1/18	16,800	16,339	16,842
Attachmate Corp.	(g)(j)	Software & Services	L+950	1.5%	11/22/18	31,218	30,523	31,687
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	456	494
Brasa (Holdings) Inc.	(g)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,019	6,308

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Brock Holdings III, Inc.	(j)	Energy	L+825	1.8%	3/16/18	$6,923	$6,847	$7,001
CHG Buyer Corp.	(e)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,070	5,263
Consolidated Precision Products Corp.	(g)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,672	16,949
DEI Sales, Inc.	(g)(h)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,913	57,716
Eastman Kodak Co.	(g)(h)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,852	51,094
Fram Group Holdings Inc.	(j)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,994	1,910
ILC Industries, LLC	(g)(h)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,143	27,556
Kronos Inc.	(g)	Software & Services	L+850	1.3%	4/30/20	25,025	24,810	26,120
OSP Group, Inc.	(e)(g)(h)(j)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	145,000	145,000	147,175
Paw Luxco II Sarl	(h)(l)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,023	21,226
Pelican Products, Inc.	(e)	Capital Goods	L+825	1.0%	4/9/21	$6,667	6,618	6,767
PSAV Acquisition Corp.	(g)(j)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,846	81,600
Sensus USA Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,030	3,019
Stadium Management Corp.	(g)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	58,506
Travelport LLC	(h)	Consumer Services	4.0%, 4.4% PIK (4.4% Max PIK)		12/1/16	14,567	12,578	14,749

Total Senior Secured Loans—Second Lien							761,959	780,839

Senior Secured Bonds—14.9%
Advanced Lighting Technologies, Inc.	(g)(h)	Materials	10.5%		6/1/19	78,500	77,023	56,913
Allen Systems Group, Inc.	(g)(h)(j)(n)(r)	Software & Services	10.5%		11/15/16	38,448	31,201	20,377
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	4,000	4,000	4,225
Avaya Inc.	(g)	Technology Hardware & Equipment	7.0%		4/1/19	10,000	9,396	10,038
Avaya Inc.	(f)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,206
Caesars Entertainment Resort Properties, LLC	(f)(g)	Consumer Services	11.0%		10/1/21	54,598	54,300	58,988
FairPoint Communications, Inc.	(f)(l)	Telecommunication Services	8.8%		8/15/19	16,750	16,750	18,090
FourPoint Energy, LLC	(h)	Energy	8.5%		12/31/20	23,625	20,661	20,436
Global A&T Electronics Ltd.	(j)(l)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,763
HOA Restaurant Group, LLC	(g)	Consumer Services	11.3%		4/1/17	14,100	14,103	14,911
JW Aluminum Co.	(g)(h)(j)	Materials	11.5%		11/15/17	63,297	62,766	64,800
Kinetic Concepts, Inc.	(g)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,187	13,260
Logan’s Roadhouse Inc.	(f)(h)(k)	Consumer Services	10.8%		10/15/17	53,494	43,494	43,731
Ryerson Inc.	(f)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,329
Sorenson Communications, Inc.	(h)	Telecommunication Services	9.0%		10/31/20	19,898	19,112	18,207

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Speedy Cash Intermediate Holdings Corp.	(g)	Diversified Financials	10.8%		5/15/18	$5,000	$5,072	$5,105

Total Senior Secured Bonds							386,165	365,379

Subordinated Debt—17.3%
Alta Mesa Holdings, L.P.	(f)	Energy	9.6%		10/15/18	11,700	11,606	12,379
Aurora Diagnostics, LLC	(g)(h)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,104	15,310
Avaya Inc.	(f)(h)	Technology Hardware & Equipment	10.5%		3/1/21	23,400	22,099	21,674
Cadillac Jack, Inc.	(h)(l)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	50,447	33,837	44,394
Comstock Resources, Inc.	(g)(l)	Energy	9.5%		6/15/20	7,500	7,214	8,574
Flanders Corp.	(g)(h)	Capital Goods	10.0%, 3.8% PIK (3.8% Max PIK)		5/14/18	20,974	20,833	20,922
Ipreo Holdings LLC	(g)	Software & Services	11.8%		8/15/18	10,000	9,969	10,100
Kinetic Concepts, Inc.	(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,203	17,269
KODA Distribution Group, Inc.	(g)	Materials	11.3%		9/30/19	35,000	34,383	35,700
Monitronics International, Inc.	(f)(l)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,408
Mood Media Corp.	(f)(g)(h)(l)	Media	9.3%		10/15/20	43,135	42,063	38,720
QR Energy, L.P.	(f)(l)	Energy	9.3%		8/1/20	3,250	3,213	3,575
RKI Exploration & Production, LLC	(f)	Energy	8.5%		8/1/21	10,900	10,900	11,894
Samson Investment Co.	(g)	Energy	9.8%		2/15/20	10,000	10,000	10,622
Sequel Industrial Products Holdings, LLC	(h)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	15,792	15,575	16,187
Sidewinder Drilling Inc.	(g)	Capital Goods	9.8%		11/15/19	5,000	5,000	5,113
Sorenson Communications, Inc.	(h)	Telecommunication Services	13.0%		10/31/21	15,122	14,070	13,875
ThermaSys Corp.	(g)(h)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	132,117	132,117	132,778
VPG Group Holdings LLC	(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,090	5,090	5,293

Total Subordinated Debt							412,526	426,787

Collateralized Securities—4.6%
ACASC 2013-2A B	(h)(j)(l)	Diversified Financials	10.6%		10/15/23	30,500	28,410	28,356
Dryden CDO 23A Class Subord.	(j)(l)	Diversified Financials	9.8%		7/17/23	10,000	6,045	8,403
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(h)(l)	Diversified Financials	11.2%		12/20/21	16,740	16,563	17,493
Lightpoint CLO 2006 V Class D	(h)(l)	Diversified Financials	L+365		8/5/19	6,500	3,917	6,238

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Rampart CLO 2007 1A Class Subord.	(j)(l)	Diversified Financials	29.4%		10/25/21	$10,000	$3,282	$7,089
Stone Tower CLO VI Class Subord.	(h)(l)	Diversified Financials	29.1%		4/17/21	5,000	2,545	4,593
Wind River CLO Ltd. 2012 1A Class Sub B	(j)(l)	Diversified Financials	11.4%		1/15/24	42,504	35,879	41,073

Total Collateralized Securities							96,641	113,245

						Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.1%(m)
Amaya Gaming Group Inc., Warrants	(j)(l)(n)	Consumer Services				2,000,000	$16,832	$27,560
American Energy Ohio Holdings, LLC, Common Equity	(j)(n)(o)	Energy				9,700,000	9,700	9,700
AP Exhaust Holdings, LLC, Common Equity	(j)(n)(p)	Automobiles & Components				811	811	924
Aquilex Corp., Common Equity, Class A Shares	(g)	Energy				15,128	1,087	4,115
Aquilex Corp., Common Equity, Class B Shares	(g)(h)	Energy				32,637	1,690	8,877
BPA Laboratories, Inc., Series A Warrants	(e)(n)	Pharmaceuticals, Biotechnology & Life Sciences				1,979	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(n)	Pharmaceuticals, Biotechnology & Life Sciences				3,173	—	—
Burleigh Point, Ltd., Warrants	(j)(l)(n)	Retailing				17,256,081	1,898	4,487
CoSentry.Net, LLC, Preferred Equity	(h)(n)	Software & Services				2,632	2,500	3,027
Eastman Kodak Co., Common Equity	(g)(j)(n)	Consumer Durables & Apparel				61,859	1,202	1,514
ERC Ireland Holdings Ltd., Common Equity	(h)(j)(k)(l)(n)	Telecommunication Services				37,547	5,219	8,332
ERC Ireland Holdings Ltd., Warrants	(j)(k)(l)(n)	Telecommunication Services				15,809	2,288	3,508
Flanders Corp., Common Equity	(h)(n)	Capital Goods				5,000,000	5,000	6,500
FourPoint Energy, LLC, Common Equity	(j)(n)(p)	Energy				3,937	2,601	3,937
Fronton Investor Holdings, LLC, Class B Units	(j)(n)(s)	Consumer Services				14,943	17,931	17,632
HBC Solutions, Inc., Common Equity, Class A Units	(j)(n)	Media				26,984	3,051	3,281
Industrial Group Intermediate Holdings, LLC, Common Equity	(j)(n)(p)	Materials				347,107	347	347
Ipreo Holdings LLC, Common Equity	(h)(n)	Software & Services				1,000,000	1,000	3,100
JW Aluminum Co., Common Equity	(h)(n)	Materials				37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(h)(n)	Capital Goods				4,401	464	68
Leading Edge Aviation Services, Inc., Preferred Equity	(h)(n)	Capital Goods				1,303	1,303	1,303
MB Precision Holdings LLC, Common Equity	(h)(n)	Capital Goods				450,000	450	495
Micronics, Inc., Common Equity	(j)(n)	Capital Goods				50,000	500	475
Micronics, Inc., Preferred Equity	(j)(n)	Capital Goods				50	500	500
Milagro Holdings, LLC, Common Equity	(h)(n)	Energy				12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(j)(n)	Energy				283,947	11,180	1,579
New Star Metals Inc., Common Equity	(j)(n)	Capital Goods				750,000	750	825
Plains Offshore Operations Inc., Preferred Equity	(g)(h)	Energy				50,000	59,831	65,456
Plains Offshore Operations Inc., Warrants	(g)(h)(n)	Energy				1,013,444	1,722	2,775

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
PSAV Holdings LLC, Common Equity	(h)(n)	Technology Hardware & Equipment	10,000,000	$10,000	$11,000
Safariland, LLC, Common Equity	(h)(n)	Capital Goods	25,000	2,500	6,735
Safariland, LLC, Preferred Equity	(h)	Capital Goods	2,042	21,578	21,701
Safariland, LLC, Warrants	(h)(n)	Capital Goods	4,536	473	1,222
Sequel Industrial Products Holdings, LLC, Common Equity	(h)(j)(n)	Energy	3,330,600	3,400	7,327
Sequel Industrial Products Holdings, LLC, Preferred Equity	(h)(j)(n)	Energy	8,000,000	9,623	9,631
Sequel Industrial Products Holdings, LLC, Warrants	(h)(j)(n)	Energy	20,681	13	45
Sorenson Communications, Inc., Common Equity	(h)(n)	Telecommunication Services	46,163	—	2,193
ThermaSys Corp., Common Equity	(h)(n)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(h)	Capital Goods	51,813	5,181	4,197
VPG Group Holdings LLC, Class A-2 Units	(h)(n)	Materials	2,500,000	3,638	4,001

Total Equity/Other				209,539	248,369

TOTAL INVESTMENTS—172.0%				$4,128,865	4,227,103

LIABILITIES IN EXCESS OF OTHER ASSETS—(72.0%)					(1,769,536)

NET ASSETS—100%					$2,457,567

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.23%, the Euro Interbank Offered Rate, or EURIBOR, was 0.21% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(f)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(h)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(i)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

(j)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(k)	Position or portion thereof unsettled as of June 30, 2014.

(l)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2014, 81.3% of the Company’s total assets represented qualifying assets.

(m)	Listed investments may be treated as debt for GAAP or tax purposes.

(n)	Security is non-income producing.

(o)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded loan commitment.

(r)	Security was on non-accrual status as of June 30, 2014.

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the six months ended June 30, 2014, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Equity/Other
Fronton Investor Holdings, LLC, Class B Units	$17,931	—	—	—	—	$(299)

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Stallion Oilfield Holdings, Inc.	(d)	Energy	L+675	1.3%	6/19/18	$4,975	$4,929	$5,087
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,500	47,692	48,985
Technicolor SA	(d)(e)(j)	Media	L+600	1.3%	7/10/20	33,885	32,921	34,254
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,035	7,965	8,083
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,060	26,494	27,162
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	5/3/19	9,875	9,785	9,768
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,622	6,546	6,660
Toys “R” Us-Delaware, Inc.	(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	1,520	1,524	1,379
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.3%	3/16/16	7,776	7,712	7,854
Tri-Northern Acquisition, Inc.	(f)(h)	Retailing	L+800	1.3%	7/1/19	54,725	54,725	54,725
Tri-Northern Acquisition, Inc.	(f)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,492	3,446	2,060
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	64,070	63,409	65,031
Willbros Group, Inc.	(h)(j)	Energy	L+975	1.3%	8/5/19	15,960	15,422	16,199

Total Senior Secured Loans—First Lien							2,128,667	2,172,047
Unfunded Loan Commitments							(48,439)	(48,439)

Net Senior Secured Loans—First Lien							2,080,228	2,123,608

Senior Secured Loans—Second Lien—34.0%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,250	21,879
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,081
Affordable Care, Inc.	(d)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,493	40,200
Alliance Laundry Systems LLC		Capital Goods	L+825	1.3%	12/10/19	2,012	1,994	2,041
American Energy—Utica, LLC	(f)	Energy	L+475, 4.75% PIK	1.5%	9/30/18	75,689	75,689	75,689
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,299	16,821
Attachmate Corp.	(e)(f)(i)	Software & Services	L+950	1.5%	11/22/18	31,218	30,464	30,646
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,962	54,603
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,813	11,292

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	$7,756	$7,678	$7,902
Camp International Holding Co.	(d)	Capital Goods	L+725	1.0%	11/29/19	6,207	6,301	6,343
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,065	5,248
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,669	17,085
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,707	7,749
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,850	57,284
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,791	50,438
EZE Software Group LLC	(e)	Software & Services	L+725	1.3%	4/5/21	2,381	2,359	2,427
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,993	1,907
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,085	26,857
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	27,290	27,042	28,297
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/26/20	9,375	9,248	9,510
Mitchell International, Inc.	(g)	Software & Services	L+750	1.0%	10/11/21	15,000	14,854	15,258
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+850	1.3%	7/31/20	105,000	105,000	106,575
P2 Upstream Acquisition Co.	(g)	Energy	L+800	1.0%	5/1/20	4,091	4,051	4,173
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	24,230	24,882
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,555	6,700
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,283	50,250
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/23/20	11,324	11,218	11,663
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,576	8,571
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,961	3,075
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,163	23,647
TNT Crane & Rigging, Inc.		Energy	L+900	1.0%	11/27/21	1,500	1,381	1,448
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,620	35,973
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	24,036	20,167	24,546
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,265	8,037
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,711	15,027

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	$7,000	$6,878	$7,068
WildHorse Resources, LLC	(f)	Energy	L+625	1.3%	12/13/18	15,407	15,123	15,484

Total Senior Secured Loans—Second Lien							875,276	897,845

Senior Secured Bonds—14.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,913	56,520
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	30,409	21,723
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,075
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	22,008	23,148
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,250
Blackboard Inc.		Software & Services	7.8%		11/15/19	6,500	6,500	6,486
Caesars Entertainment Operating Co.	(f)(i)(j)	Consumer Services	9.0%		2/15/20	20,000	19,066	19,481
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	54,598	54,288	56,398
Chassix, Inc.		Automobiles & Components	9.3%		8/1/18	2,000	2,067	2,140
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	1,152	989	1,182
Dole Food Co., Inc.	(g)	Food & Staples Retailing	7.3%		5/1/19	6,400	6,400	6,424
FairPoint Communications, Inc.	(f)(j)	Telecommunication Services	8.8%		8/15/19	19,750	19,750	20,984
Global A&T Electronics Ltd.	(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,109	14,805
JW Aluminum Co.	(f)(g)	Materials	11.5%		11/15/17	47,980	47,336	47,920
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,146	13,465
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	18,494	16,084	13,843
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,597	7,793
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,294
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	35,991	29,171
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	19,000	19,294	20,170
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,356

Total Senior Secured Bonds							414,297	385,548

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—16.2%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	$11,700	$11,598	$12,572
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,629	15,488
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,109	13,368
Brand Energy & Infrastructure Services, Inc.	(g)	Energy	8.5%		12/1/21	25,000	25,000	25,500
Comstock Resources, Inc.	(f)(j)	Energy	9.5%		6/15/20	10,500	10,075	11,780
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	25,000	25,000	24,856
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,518	5,313
Exopack Holdings S.A.	(g)(j)	Materials	7.9%		11/1/19	2,500	2,500	2,500
Flanders Corp.	(f)(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	15,818	15,661	16,193
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,193	2,060	2,202
Hub International Ltd.	(e)	Insurance	7.9%		10/1/21	2,250	2,250	2,326
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,966	10,513
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	24,700	23,586	27,849
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	32,500	31,877	32,825
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	2,250	2,250	2,396
Mood Media Corp.	(e)(f)(g)(j)	Media	9.3%		10/15/20	31,400	30,632	27,632
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,210	3,385
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	8,500	8,589	8,948
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	10,900	10,900	11,538
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	10,000	10,000	10,929
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,792	15,551	16,187
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,080
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK		5/3/20	130,956	130,956	130,301
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK		7/15/19	5,047	5,047	5,047

Total Subordinated Debt							421,964	426,728

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—5.3%
ACASC 2013-2A B	(g)(j)	Diversified Financials	12.6%		10/15/23	$30,500	$30,019	$30,896
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,301	1,908
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,327	4,760
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,863	2,219
Carlyle Azure CLO Class Income	(j)	Diversified Financials	18.9%		5/27/20	28,000	11,436	14,276
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	17.5%		7/17/23	10,000	6,428	8,066
JP Morgan Chase Bank, N.A. Credit-Linked Notes(g)(j)		Diversified Financials	11.2%		12/20/21	16,740	16,710	16,740
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,758	6,054
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	40.3%		10/25/21	10,000	3,676	7,404
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	39.8%		4/17/21	5,000	3,030	5,230
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	13.5%		1/15/24	42,504	38,658	42,955

Total Collateralized Securities							120,206	140,508

						Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—6.2%(k)
American Energy Ohio Holdings, LLC, Common Equity	(l)(m)	Energy				5,070,590	$5,071	$5,071
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy				15,128	1,087	3,333
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy				32,637	1,690	7,190
Burleigh Point, Ltd., Warrants	(j)(l)	Retailing				17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services				2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(f)(l)	Consumer Durables & Apparel				61,859	1,202	2,147
ERC Ireland Holdings Ltd., Common Equity	(g)(j)(l)	Telecommunication Services				21,099	—	—
ERC Ireland Holdings Ltd., Warrants	(g)(j)(l)	Telecommunication Services				4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods				5,000,000	5,000	9,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services				71	—	2,979
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services				226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media				26,984	3,051	2,855
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services				1,000,000	1,000	2,100

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	$3,225	$—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	924
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
Micronics, Inc., Common Equity	(l)	Capital Goods	50,000	500	520
Micronics, Inc., Preferred Equity	(l)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy	283,947	11,180	2,104
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	55,404	62,630
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,635
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	5,303
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	20,881	20,843
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	473	962
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,661
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000,000	9,180	9,190
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	13	41
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,756
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	3,638	3,638

Total Equity/Other				142,114	163,344

TOTAL INVESTMENTS—156.7%				$4,054,085	4,137,581

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,496,589)

NET ASSETS—100.0%					$2,640,992

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).
(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).
(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).
(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).
(i)	Position or portion thereof unsettled as of December 31, 2013
(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2013, 84.4% of the Company’s total assets represented qualifying assets.
(k)	Listed investments may be treated as debt for GAAP or tax purposes.
(l)	Security is non-income producing.
(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2014, the Company had five wholly-owned financing subsidiaries and two wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2014. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle-market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to its target companies as primary market or directly originated investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Capital Gains Incentive Fee: At the Company’s 2013 annual meeting of stockholders, the Company received stockholder approval to amend and restate the investment advisory and administrative services agreement, dated February 12, 2008 (as amended on August 5, 2008), or the 2008 investment advisory and administrative services agreement, by and between the Company and FB Income Advisor, LLC, or FB Advisor, effective upon a listing of the Company’s shares of common stock on a national securities exchange. The Company’s shares of common stock were listed and commenced trading on the New York Stock Exchange, or the NYSE, on April 16, 2014. On April 16, 2014, the Company entered into an amended and restated investment advisory agreement, or the April 2014 investment advisory agreement, with FB Advisor. Also on April 16, 2014, the Company entered into an administration agreement with FB Advisor, or the administration agreement, which governs the administrative services provided to the Company by FB Advisor that had previously been addressed in the 2008 investment advisory and administrative services agreement. Because the April 2014 investment advisory agreement did not become effective until April 16, 2014, the 2008 investment advisory and administrative services agreement was the operative investment advisory agreement between the Company and FB Advisor during the three months ended March 31, 2014.

At a special meeting of stockholders of the Company that was adjourned on June 23, 2014 and reconvened on July 17, 2014, the Company received stockholder approval to amend and restate the April 2014 investment advisory agreement. On July 17, 2014, the Company entered into an amended and restated investment advisory agreement, or the July 2014 investment advisory agreement, with FB Advisor. Because the July 2014 investment advisory agreement did not become effective until July 17, 2014, the April 2014 investment advisory agreement was the operative agreement between the Company and FB Advisor during the three months ended June 30, 2014.

Pursuant to the terms of each of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While none of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement or the July 2014 investment advisory agreement include or contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, the Company changed its methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee: Pursuant to the terms of each of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the 2008 investment advisory and administrative services agreement, which was calculated and payable quarterly in arrears, equaled 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of the Company’s net assets rather than adjusted capital.

Under the July 2014 investment advisory agreement, the hurdle rate, expressed as a rate of return on the value of the Company’s net assets, was reduced from 2.0% to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Under both the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the applicable quarterly hurdle rate, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2013 have been reclassified to conform to the classifications used to prepare the

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

unaudited consolidated financial statements for the three and six months ended June 30, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,804,344	$39,040	5,260,004	$53,157
Share Repurchase Program	(872,865)	(8,903)	(1,936,166)	(19,467)
Fractional Share Round Up	30,533	—	—	—
Listing Tender Offer	(23,255,813)	(250,000)	—	—

Net Proceeds from Share Transactions	(20,293,801)	$(219,863)	3,323,838	$33,690

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the six months ended June 30, 2014 and 2013, the Company issued 3,804,344 and 5,260,004 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $39,040 and $53,157 at an average price per share of $10.26 and $10.11, respectively. During the period from July 1, 2014 to August 13, 2014, the Company issued 459,824 shares of common stock pursuant to the new DRP for gross proceeds of $4,702 at an average price per share of $10.23. For additional information regarding the terms of the new DRP, see Note 5.

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the six months ended June 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.10	$10,637
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.20	$8,903

Listing Tender Offer

On April 16, 2014, the Company commenced a modified “Dutch auction” tender offer, or the listing tender offer, to purchase for cash up to $250,000 in value of the Company’s shares of common stock from stockholders. In accordance with the terms of the listing tender offer, the Company selected the lowest price, not greater than $11.00 per share or less than $10.35 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, that enabled the Company to purchase the maximum number of shares of common stock properly tendered in the listing tender offer and not properly withdrawn having an aggregate purchase price of up to $250,000.

The listing tender offer expired at 5:00 p.m., New York City time, on May 28, 2014. Based on the final count by Computershare Trust Company, N.A., the depositary and paying agent for the listing tender offer, a total of 24,075,768 shares of common stock were properly tendered and not properly withdrawn at or below the purchase price of $10.75 per share. Due to the oversubscription of the listing tender offer, on June 4, 2014, the Company accepted for purchase on a pro rata basis 23,255,813 shares of common stock, or approximately 96.6% of the shares tendered at a purchase price of $10.75 per share, for an aggregate cost of approximately $250,000, excluding fees and expenses relating to the listing tender offer. The 23,255,813 shares of common stock accepted for purchase in the listing tender offer represented approximately 8.9% of the Company’s issued and outstanding shares of common stock as of June 4, 2014.

Following settlement of the listing tender offer, the Company had approximately 239,026,360 shares of common stock outstanding. The Company used available cash and borrowings under its senior secured revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto, or the ING credit facility, to fund the purchase of shares of common stock in the listing tender offer and to pay for all related fees and expenses.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, FB Advisor is entitled to an annual base

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the 2008 investment advisory and administrative services agreement on January 2, 2009, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. The annual base management fees under the 2008 investment advisory and administrative services agreement and the April 2014 investment advisory agreement were equal to 2.0% of the average value of the Company’s gross assets.

In anticipation of the listing of the Company’s shares of common stock on the NYSE, FB Advisor recommended that the April 2014 investment advisory agreement be further amended to (i) reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on the Company’s net assets, from 8% to 7.5% and (ii) assuming the reduction to the hurdle rate was approved, reduce the base management fee from 2.0% to 1.75% of the average value of the Company’s gross assets. At a special meeting of stockholders that was adjourned on June 23, 2014 and reconvened on July 17, 2014, the Company received stockholder approval to amend and restate the April 2014 investment advisory agreement to reflect the amendments approved by the Company’s stockholders. On July 17, 2014, the Company entered into the July 2014 investment advisory agreement. Pending stockholder approval of the proposal, FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets.

The incentive fee, which had consisted of three parts under the 2008 investment advisory and administrative services agreement, consists of two parts under each of the April 2014 advisory agreement and July 2014 investment advisory agreement. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. Under the 2008 investment advisory and administrative services agreement the subordinated incentive fee on income was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of the Company’s net assets rather than adjusted capital.

Under the July 2014 investment advisory agreement, the hurdle rate, expressed as a rate of return on the value of the Company’s net assets, was reduced from 2.0% to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

the value of the Company’s net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Under both the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the applicable quarterly hurdle rate, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the July 2014 investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The methodology for calculating the capital gains incentive fee is identical under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement.

The third part of the incentive fee under the 2008 investment advisory and administrative services agreement was referred to as the subordinated liquidation incentive fee, which equaled 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. The April 2014 investment advisory agreement and the July 2014 investment advisory agreement do not include the subordinated liquidation incentive fee.

Pursuant to the 2008 investment advisory and administrative services agreement, the Company reimbursed FB Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement was set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimated it would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor was required to allocate the cost

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assessed the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of directors considered whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compared the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Pursuant to the administration agreement, FB Advisor provides administrative services necessary for the operation of the Company, including general ledger accounting, fund accounting, legal services, investor relations and other administrative services. There is no separate fee paid by the Company to FB Advisor in connection with the services provided under the administration agreement; provided, however, that the Company will reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities thereunder. FB Advisor will allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics.

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the administration agreement during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and April 2014 Investment Advisory Agreement	Base Management Fee(1)	$19,858	$22,615	$42,229	$44,821
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and April 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$2,268	$(5,423)	$7,104	$927
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and April 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$15,061	$17,167	$30,239	$31,395
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and Administration Agreement	Administrative Services Expenses(4)	$1,189	$1,355	$2,389	$2,791

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. Amounts shown are net of waivers of $2,837 for the three and six months ended June 30, 2014. During the six months ended June 30, 2014 and 2013, $45,067 and $43,690, respectively, in base management fees were paid to FB Advisor. As of June 30, 2014, $19,862 in base management fees were payable to FB Advisor.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(2)	During the six months ended June 30, 2014 and 2013, the Company accrued capital gains incentive fees of $7,104 and $927, respectively, based on the performance of its portfolio. As of June 30, 2014 and December 31, 2013, the Company had accrued $37,647 and $32,133, respectively, in capital gains incentive fees of which $31,683 and $30,543, respectively, was based on unrealized gains and $5,964 and $1,590, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor $1,590 in capital gains incentive fees during the six months ended June 30, 2014.

(3)	During the six months ended June 30, 2014 and 2013, $29,481 and $27,621, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2014, a subordinated incentive fee on income of $15,061 was payable to FB Advisor.

(4)	During the six months ended June 30, 2014 and 2013, $1,782 and $2,545, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $1,856 and $2,706, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2014 and 2013.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to the other BDCs and closed-end management investment company affiliated with Franklin Square Holdings, L.P., or Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

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

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from proceeds of the sale of shares of its common stock or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Franklin Square Holdings is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. During the six months ended June 30, 2014 and 2013, no such reimbursements were required from Franklin Square Holdings.

Trademark License Agreement

On April 16, 2014, in connection with the listing of its common stock on the NYSE, the Company entered into a trademark license agreement, or the trademark license agreement, with Franklin Square Holdings. Pursuant to the trademark license agreement, Franklin Square Holdings granted the Company a non-exclusive, nontransferable, royalty-free right and license to use the name “FS Investment Corporation” and certain other trademarks, or the licensed marks, as a component of the Company’s name (and in connection with marketing the investment advisory and other services that FB Advisor may provide to the Company). Other than with respect to this limited license, the Company has no other rights to the licensed marks. The trademark license agreement may be terminated by Franklin Square Holdings or the Company on sixty days’ prior written notice and expires if FB Advisor or one of Franklin Square Holdings’ affiliates ceases to serve as investment adviser to the Company. Furthermore, Franklin Square Holdings may terminate the trademark license agreement at any time and in its sole discretion in the event that Franklin Square Holdings or the Company receives notice of any third-party claim arising out of the Company’s use of the licensed marks or if the Company attempts to assign or sublicense

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

the trademark license agreement or any of the Company’s rights or duties under the trademark license agreement without the prior written consent of Franklin Square Holdings. FB Advisor is a third-party beneficiary of the trademark license agreement.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696

On July 1, 2014, the board of directors of the Company declared a regular monthly cash distribution of $0.07425 per share. The regular monthly cash distribution was paid on August 4, 2014 to stockholders of record as of the close of business on July 25, 2014. On July 1, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which will be paid on or about August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On August 5, 2014, the board of directors of the Company declared a regular monthly cash distribution of $0.07425 per share, which will be paid on or about September 3, 2014 to stockholders of record as of the close of business on August 25, 2014.

As previously announced, the board of directors of the Company intends to declare another special cash distribution in the amount of $0.10 per share, that will be paid on or about November 14, 2014 to stockholders of record as of the close of business on October 31, 2014. The payment of all future distributions is subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Historically, the Company had an “opt in” distribution reinvestment plan for its stockholders, the old DRP, which terminated upon the listing of the Company’s shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if the Company made a cash distribution, its stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. On May 23, 2014, the Company adopted the new DRP, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, the Company will reinvest all cash dividends or distributions declared by the Company’s board of directors on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

With respect to each distribution pursuant to the new DRP, the Company reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market in connection with implementation of the new DRP. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (A) if the per share market price (as defined in the new DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) of the Company’s common stock on the payment date for the distribution, then the Company will issue shares of common stock at the greater of (i) net asset value per share of common stock or (ii) 95% of the market price; or (B) if the market price is less than the net asset value per share, then, in the sole discretion of the Company, (i) shares of common stock will be purchased in open market transactions for the accounts of participants to the extent practicable, or (ii) the Company will issue shares of common stock at net asset value per share. Pursuant to the terms of the new DRP, the number of shares of common stock to be issued to a participant will be determined by dividing the total dollar amount of the distribution payable to a participant by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

If a stockholder receives distributions in the form of common stock pursuant to the new DRP, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive distributions in cash. If the Company’s common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The stockholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the stockholder’s account.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	112,933	100%	75,246	73%
Capital gains proceeds from the sale of assets	—	—	28,049	27%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$112,933	100%	$103,295	100%

(1)	During the six months ended June 30, 2014 and 2013, 91.3% and 88.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 6.2% and 9.8%, respectively, was attributable to non-cash accretion of discount and 2.5% and 1.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2014 and 2013 was $108,549 and $124,885, respectively. As of June 30, 2014 and December 31, 2013, the Company had $160,965 and $137,867, respectively, of undistributed net investment income and realized gains on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
GAAP-basis net investment income	$113,850	$124,784
Reversal of incentive fee accrual on unrealized gains	1,140	122
Reclassification of unamortized original issue discount	(6,944)	—
Other miscellaneous differences	503	(21)

Tax-basis net investment income	$108,549	$124,885

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

As of June 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income	$78,139	$82,523
Distributable realized gains	82,826	55,344
Incentive fee accrual on unrealized gains	(31,683)	(30,543)
Unamortized organization costs	(407)	(429)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	81,973	67,085

Total	$210,848	$173,980

(1)	As of June 30, 2014 and December 31, 2013, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $142,305 and $136,679, respectively. As of June 30, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $60,332 and $69,594 respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,145,094 and $4,070,314 as of June 30, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $81,973 and $67,085 as of June 30, 2014 and December 31, 2013, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,262,035	$2,292,484	54%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	761,959	780,839	18%	875,276	897,845	22%
Senior Secured Bonds	386,165	365,379	9%	414,297	385,548	9%
Subordinated Debt	412,526	426,787	10%	421,964	426,728	10%
Collateralized Securities	96,641	113,245	3%	120,206	140,508	4%
Equity/Other	209,539	248,369	6%	142,114	163,344	4%

Total	$4,128,865	$4,227,103	100%	$4,054,085	$4,137,581	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of June 30, 2014, except for one equity/other investment, Fronton Investor Holdings, LLC, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2014, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, the Company had seven such investments with aggregate unfunded commitments of $31,400. As of December 31, 2013, the Company had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $4,629. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$19,179	0%	$51,551	1%
Capital Goods	896,040	21%	858,352	21%
Commercial & Professional Services	193,624	5%	318,196	8%
Consumer Durables & Apparel	307,110	7%	306,917	7%
Consumer Services	626,699	15%	436,650	11%
Diversified Financials	118,350	3%	160,678	4%
Energy	477,054	11%	468,036	11%
Food & Staples Retailing	23,059	1%	29,484	1%
Food, Beverage & Tobacco	—	—	4,042	0%
Health Care Equipment & Services	152,517	4%	176,010	4%
Household & Personal Products	65,000	1%	66,300	2%
Insurance	—	—	17,814	0%
Materials	268,719	6%	233,719	6%
Media	163,552	4%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	43,029	1%	57,794	1%
Real Estate	24,250	1%	—	—
Retailing	69,573	2%	69,171	2%
Software & Services	365,431	9%	366,976	9%
Technology Hardware & Equipment	143,210	3%	134,121	3%
Telecommunication Services	191,357	4%	178,977	4%
Transportation	75,000	2%	9,510	0%
Utilities	4,350	0%	—	—

Total	$4,227,103	100%	$4,137,581	100%

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

As of June 30, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$1,514	$2,147
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,225,589	4,135,434

Total	$4,227,103	$4,137,581

The Company’s investments as of June 30, 2014 consisted primarily of debt securities that were acquired directly from the issuer. Thirty-two senior secured loan investments, one senior secured bond investment, seven subordinated debt investments and one collateralized security, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price on June 30, 2014. One senior secured loan investment, which was newly-issued and purchased near June 30, 2014, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	5,900	4,954	2,641	896	260	42	14,693
Net realized gain (loss)	2,949	5,456	(3,412)	6,073	5,688	3,784	20,538
Net change in unrealized appreciation (depreciation)	(12,931)	(3,689)	7,963	9,497	(3,698)	18,233	15,375
Purchases	697,850	256,545	94,189	94,325	—	66,286	1,209,195
Paid-in-kind interest	124	2,651	—	2,014	—	1,097	5,886
Sales and redemptions	(525,016)	(382,923)	(121,550)	(112,746)	(29,513)	(3,784)	(1,175,532)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,292,484	$780,839	$365,379	$426,787	$113,245	$246,855	$4,225,589

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,599	$10,993	$3,484	$13,739	$1,540	$21,234	$53,589

	For the Six Months Ended June 30, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722
Accretion of discount (amortization of premium)	13,878	1,827	2,528	4,221	388	27	22,869
Net realized gain (loss)	11,167	1,031	7,614	5,979	4,827	—	30,618
Net change in unrealized appreciation (depreciation)	(6,053)	10,071	(1,568)	(14,342)	(10,048)	(4,040)	(25,980)
Purchases	882,375	149,672	81,957	208,933	—	6,147	1,329,084
Paid-in-kind interest	226	—	619	2,443	—	721	4,009
Sales and redemptions	(752,057)	(88,456)	(152,587)	(294,707)	(14,801)	(3,722)	(1,306,330)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,094,695	$838,501	$404,862	$424,498	$99,360	$127,076	$3,988,992

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,364	$12,008	$3,239	$(7,239)	$(3,761)	$(3,343)	$12,268

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at June 30, 2014 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$1,592,855	Market Comparables	Market Yield (%)	6.5% - 11.8%	9.1%
	675,379	Market Quotes	Indicative Dealer Quotes	65.0% - 104.1%	100.0%
	24,250	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans— Second Lien	207,158	Market Comparables	Market Yield (%)	10.0% - 11.8%	10.5%
	573,681	Market Quotes	Indicative Dealer Quotes	82.4% - 105.1%	101.0%
Senior Secured Bonds	20,436	Market Comparables	Market Yield (%)	11.3% - 11.8%	11.5%
	344,943	Market Quotes	Indicative Dealer Quotes	51.5% - 114.1%	92.9%
Subordinated Debt	265,374	Market Comparables	Market Yield (%)	10.5% - 16.0%	12.0%
	161,413	Market Quotes	Indicative Dealer Quotes	83.8% - 115.5%	98.7%
Collateralized Securities	17,493	Market Comparables	Market Yield (%)	10.8% - 11.8%	11.3%
	95,752	Market Quotes	Indicative Dealer Quotes	70.9% - 96.6%	92.3%
Equity/Other	235,015	Market Comparables	Market Yield (%)	13.3% - 15.8%	15.0%
			EBITDA Multiples (x)	6.0x - 16.1x	7.8x
			Production Multiples (Mmb/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $10.8	$9.9
			PV-10 Multiples (x)	0.6x - 1.6x	1.3x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 31.6%	18.7%
		Option Valuation Model	Volatility (%)	46.5% - 61.5%	47.8%
	11,840	Market Quotes	Indicative Dealer Quotes	$160.8 - $163.4	$162.1

Total	$4,225,589

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment(1)	Fair Value at December 31, 2013(2)	Valuation Technique(3)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$1,406,294	Market Comparables	Market Yield (%)	6.5% - 16.0%	8.8%
Senior Secured Loans— Second Lien	200,044	Market Comparables	Market Yield (%)	10.3% - 11.8%	10.9%
Subordinated Debt	211,066	Market Comparables	Market Yield (%)	7.8% - 13.8%	11.1%
Collateralized Securities	16,740	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	161,197	Market Comparables	Market Yield (%)	13.5% - 15.8%	15.1%
			EBITDA Multiples (x)	5.0x - 13.3x	7.3x
			Production Multiples (Mmb/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$8.0-$9.0	$8.5
			PV-10 Multiples (x)	0.6x - 0.7x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 24.3%	17.6%
		Option Valuation Model	Volatility (%)	52.5% - 61.5%	53.0%

(1)	Table includes only those Level 3 assets that were valued by an independent valuation firm as of December 31, 2013.

(2)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $48,439 of par of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(3)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2014. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 2.05%	$350,000	$—	August 29, 2016
Broad Street Credit Facility	Revolving	L + 1.50%	$125,000	$—	December 20, 2014
ING Credit Facility	Revolving	L + 2.50%	$250,886	$49,114	April 3, 2018
JPM Facility	Repurchase	3.25%	$950,000	$—	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.50%	$239,800	$60,200	May 17, 2017

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

On March 31, 2014, Arch Street and Citibank amended the Arch Street credit facility to, among other things, (a) increase the interest rate applicable to loans outstanding thereunder (i) during the drawdown period to three-month LIBOR plus 2.05%, and (ii) thereafter, to three-month LIBOR plus 2.30%, (b) extend the final maturity date to August 29, 2016, (c) reduce the maximum commitments thereunder to $350,000, (d) add a financial covenant requiring that the Company maintain its net asset value at more than $200,000 and (e) modify the calculation of advance rates and certain eligibility and valuation criteria, in each case, applicable to Arch Street’s portfolio of debt securities that are pledged as collateral for the Arch Street credit facility. The Company paid certain fees to Citibank in connection with this amendment. Arch Street repaid the Arch Street credit facility in full on July 14, 2014.

The Arch Street credit facility provided for borrowings in an aggregate principal amount up to $350,000 on a committed basis. Under the Arch Street credit facility, the Company was permitted to contribute cash or debt securities to Arch Street from time to time, subject to certain restrictions set forth in the Arch Street credit facility, and retained a residual interest in any assets contributed through its ownership of Arch Street or received fair market value for any debt securities sold to Arch Street. Arch Street was permitted to purchase additional debt securities from various sources. Arch Street’s obligations to the lenders under the facility were secured by a first priority security interest in substantially all of the assets of Arch Street, including its portfolio of debt securities. The obligations of Arch Street under the facility were non-recourse to the Company and the Company’s exposure under the facility was limited to the value of the Company’s investment in Arch Street.

Prior to the termination of the Arch Street credit facility, borrowings under the Arch Street credit facility accrued interest at a rate equal to three-month LIBOR plus 2.05% per annum. Borrowings under the facility were subject to compliance with an equity coverage ratio with respect to the current value of Arch Street’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Arch Street’s portfolio. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee of 0.50% to the extent the aggregate principal amount available under the facility was not borrowed.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2014 and December 31, 2013, $350,000 and $373,682, respectively, was outstanding under the Arch Street credit facility. The carrying amount of the amount outstanding under the facility approximated its fair value. The Company incurred costs of $4,884 in connection with obtaining and amending the Arch Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of June 30, 2014, $2,270 of such deferred financing costs had yet to be amortized to interest expense. In conjunction with the repayment of the Arch Street credit facility on July 14, 2014, all unamortized deferred financing costs were charged to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the Arch Street credit facility were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Direct interest expense	$2,022	$2,286	$3,884	$5,194
Non-usage fees	—	67	220	132
Amortization of deferred financing costs	261	369	626	734

Total interest expense	$2,283	$2,722	$4,730	$6,060

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Six Months Ended
	June 30,
	2014	2013
Cash paid for interest expense(1)	$4,461	$6,871
Average borrowings under the facility	$361,776	$497,682
Effective interest rate on borrowings (including the effect of non-usage fees)	2.29%	2.05%
Weighted average interest rate (including the effect of non-usage fees)	2.26%	2.13%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

Borrowings of Arch Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

As of June 30, 2014 and December 31, 2013, $125,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, all of the deferred financing costs have been amortized to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$515	$1,071	$1,056	$2,142
Non-usage fees	—	—	—	—
Amortization of deferred financing costs	—	—	—	225

Total interest expense	$515	$1,071	$1,056	$2,367

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$840	$2,165
Average borrowings under the facility	$125,000	$240,000
Effective interest rate on borrowings	1.72%	1.77%
Weighted average interest rate	1.73%	1.78%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

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

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 1.5% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which the Company elects the Eurocurrency option is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion exceeds 65% of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is 35% or less. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The ING credit facility contains events of default customary for financing transactions of this type. Upon the occurrence of an event of default, ING, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the ING credit facility immediately due and payable. During the continuation of an event of default and subject, in certain cases, to the instructions of the lenders, the Company must pay interest at a default rate.

As of June 30, 2014, $250,886, was outstanding under the ING credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,296 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $3,011 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$465	$—	$465	$—
Non-usage fees	534	—	534	—
Amortization of deferred financing costs	285	—	285	—

Total interest expense	$1,284	$—	$1,284	$—

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$—	—
Average borrowings under the facility(2)	$211,460	—
Effective interest rate on borrowings (including the effect of non-usage fees)	2.75%	—
Weighted average interest rate (including the effect of non-usage fees)	1.91%	—

(1)	Interest under the ING credit facility is payable at the end of each interest period in arrears for Eurocurrency borrowings and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	The average borrowings under the ING credit facility are calculated for the period since the Company commenced borrowing thereunder to June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, Class A Notes in the aggregate principal amount of $1,140,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2014 and December 31, 2013, Race Street’s liability under the JPM Facility was $950,000, plus $6,604 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2014 and December 31, 2013, the fair value of assets held by Locust Street was $1,919,129 and $1,870,351, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of June 30, 2014 and December 31, 2013, the fair value of assets held by Race Street was $790,184 and $747,330, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of June 30, 2014, $121 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$7,804	$6,042	$15,523	$11,661
Non-usage fees	—	—	—	—
Amortization of deferred financing costs	20	19	52	52

Total interest expense	$7,824	$6,061	$15,575	$11,713

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$15,609	$10,801
Average borrowings under the facility	$950,000	$713,627
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is paid quarterly in arrears.

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

Borrowings under the Walnut Street credit facility accrue interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee in an amount equal to 0.50% of unused amounts up to $25,000 and 2.00% of unused amounts above $25,000, to the extent the aggregate principal amount available under the Walnut Street credit facility is not borrowed. Any amounts borrowed under the Walnut Street credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

As of June 30, 2014 and December 31, 2013, $239,800 and $225,000, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,029 in connection with obtaining and amending the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $2,366 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the Walnut Street credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$1,759	$1,823	$3,473	$3,477
Non-usage fees	210	4	272	18
Amortization of deferred financing costs	254	195	439	377

Total interest expense	$2,223	$2,022	$4,184	$3,872

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$3,571	$3,308
Average borrowings under the facility	$238,145	$242,709
Effective interest rate on borrowings (including the effect of non-usage fees)	3.24%	2.84%
Weighted average interest rate (including the effect of non-usage fees)	3.12%	2.87%

(1)	Interest under the Walnut Street credit facility is paid quarterly in arrears.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:(1)
Net asset value, beginning of period	$10.18	$9.97
Results of operations(2)
Net investment income (loss)	0.44	0.96
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.14	0.08

Net increase (decrease) in net assets resulting from operations	0.58	1.04

Stockholder distributions(3)
Distributions from net investment income	(0.44)	(0.83)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.44)	(0.83)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	(0.04)	—

Net increase (decrease) in net assets resulting from capital share transactions	(0.04)	—

Net asset value, end of period	$10.28	$10.18

Per share market value, end of period	$10.65	—

Shares outstanding, end of period	239,026,360	259,320,161

Total return based on net asset value(6)	5.30%	10.43%

Total return based on market value(7)	8.20%	—

Ratio/Supplemental Data:
Net assets, end of period	$2,457,567	$2,640,992

Ratio of net investment income to average net assets(8)	4.30%	9.50%

Ratio of total operating expenses to average net assets(8)	4.70%	8.90%
Ratio of waived expenses to average net assets(8)	(0.10)%	—

Ratio of net operating expenses to average net asset(8)	4.60%	8.90%

Portfolio turnover(9)	28.31%	61.18%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data were derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan.

(5)	The listing tender offer resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the year ended December 31, 2013.

(6)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share as of the beginning of the applicable period. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	The total return based on market value for the six months ended June 30, 2014, was calculated by taking the closing price of the Company’s shares on the NYSE on June 30, 2014, adding the cash distributions per share that were declared during the period and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(8)	Weighted average net assets during the applicable period are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.27%	0.16%
Ratio of subordinated income incentive fees to average net assets	1.14%	2.41%
Ratio of interest expense to average net assets	1.01%	1.97%
Ratio of excise taxes to average net assets	—	0.22%

(9)	Portfolio turnover for the six months ended June 30, 2014 is not annualized.

Note 11. Subsequent Events

Notes Offering

On July 14, 2014, the Company and U.S. Bank National Association, or U.S. Bank, entered into an indenture, or the base indenture, and a first supplemental indenture, or the first supplemental indenture, and together with the base indenture, the indenture, relating to the Company’s issuance of $400,000 aggregate principal amount of its 4.000% notes due 2019, or the notes.

The notes will mature on July 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption price set forth in the indenture. The notes bear interest at a rate of 4.000% per year payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A), as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the notes and U.S Bank if the Company is no longer subject to the reporting requirements under the Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

The transaction closed on July 14, 2014. The net proceeds to the Company from the issuance of the notes were approximately $394,392 before expenses, after deducting the underwriting discounts and commissions of $3,600. On July 14, 2014, the Company used $350,000 of the net proceeds received from the issuance of the notes to repay the Arch Street credit facility in full and $44,392 of the net proceeds to repay borrowings under the Broad Street credit facility.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations and conditions in our operating areas; and

•	the price at which shares of our common stock may trade on the NYSE.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

On April 16, 2014, shares of our common stock began trading on the NYSE under the ticker symbol “FSIC”. This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under the July 2014 investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the July 2014 investment advisory agreement and the administration agreement, interest expense from financing facilities and other indebtness, and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

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

Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters. As of June 30, 2014, there were no unreimbursed expense support payments subject to future reimbursement by us.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2014 and for the Year Ended December 31, 2013

During the six months ended June 30, 2014, we made investments in portfolio companies totaling $1,209,195. During the same period, we sold investments for proceeds of $673,017 and received principal repayments of $502,515. As of June 30, 2014, our investment portfolio, with a total fair value of $4,227,103, consisted of interests in 125 portfolio companies (54% in first lien senior secured loans, 18% in second lien senior secured loans, 9% in senior secured bonds, 10% in subordinated debt, 3% in collateralized securities and

6% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $181.0 million. As of June 30, 2014, the investments in our portfolio were purchased at a weighted average price of 97.4% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 29.7% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.9% based upon the amortized cost of our investments.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2014:

Net Investment Activity	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Purchases	$737,704	$1,209,195
Sales and Redemptions	(609,417)	(1,175,532)

Net Portfolio Activity	$128,287	$33,663

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$529,810	72%	$697,850	58%
Senior Secured Loans—Second Lien	79,727	11%	256,545	21%
Senior Secured Bonds	41,009	6%	94,189	8%
Subordinated Debt	48,224	6%	94,325	8%
Collateralized Securities	—	—	—	—
Equity/Other	38,934	5%	66,286	5%

Total	$737,704	100%	$1,209,195	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,262,035	$2,292,484	54%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	761,959	780,839	18%	875,276	897,845	22%
Senior Secured Bonds	386,165	365,379	9%	414,297	385,548	9%
Subordinated Debt	412,526	426,787	10%	421,964	426,728	10%
Collateralized Securities	96,641	113,245	3%	120,206	140,508	4%
Equity/Other	209,539	248,369	6%	142,114	163,344	4%

Total	$4,128,865	$4,227,103	100%	$4,054,085	$4,137,581	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Number of Portfolio Companies	125	165
% Variable Rate (based on fair value)	71.2%	72.2%
% Fixed Rate (based on fair value)	22.9%	23.5%
% Income Producing Equity or Other Investments (based on fair value)	2.5%	2.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.4%	1.9%
Average Annual EBITDA of Portfolio Companies	$181,000	$190,700
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.4%	97.3%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	0.5%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.9%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	10.2%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2014:

Net Direct Originations	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Total Commitments (including unfunded commitments)	$529,871	$898,904
Exited Investments (including partial paydowns)	(114,422)	(241,386)

Net Direct Originations	$415,449	$657,518

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$401,866	76%	$490,039	54%
Senior Secured Loans—Second Lien	—	—	240,332	27%
Senior Secured Bonds	27,773	5%	43,523	5%
Subordinated Debt	65,122	12%	72,622	8%
Collateralized Securities	—	—	—	—
Equity/Other	35,110	7%	52,388	6%

Total	$529,871	100%	$898,904	100%

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Average New Direct Origination Commitment Amount	$44,156	$35,956
Weighted Average Maturity for New Direct Originations	1/6/20	4/29/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	10.4%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	11.2%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.2%	10.3%

The following table presents certain selected information regarding our direct originations as of June 30, 2014 and December 31, 2013:

Characteristics of All Direct Originations held in Portfolio	June 30, 2014	December 31, 2013
Number of Portfolio Companies	43	35
Average Annual EBITDA of Portfolio Companies	$45,800	$34,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity / Other and Collateralized Securities	4.1x	4.0x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,788,147	66%	$2,096,806	51%
Opportunistic	928,235	22%	1,155,322	28%
Broadly Syndicated/Other	510,721	12%	885,453	21%

Total	$4,227,103	100%	$4,137,581	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$19,179	0%	$51,551	1%
Capital Goods	896,040	21%	858,352	21%
Commercial & Professional Services	193,624	5%	318,196	8%
Consumer Durables & Apparel	307,110	7%	306,917	7%
Consumer Services	626,699	15%	436,650	11%
Diversified Financials	118,350	3%	160,678	4%
Energy	477,054	11%	468,036	11%
Food & Staples Retailing	23,059	1%	29,484	1%
Food, Beverage & Tobacco	—	—	4,042	0%
Health Care Equipment & Services	152,517	4%	176,010	4%
Household & Personal Products	65,000	1%	66,300	2%
Insurance	—	—	17,814	0%
Materials	268,719	6%	233,719	6%
Media	163,552	4%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	43,029	1%	57,794	1%
Real Estate	24,250	1%	—	—
Retailing	69,573	2%	69,171	2%
Software & Services	365,431	9%	366,976	9%
Technology Hardware & Equipment	143,210	3%	134,121	3%
Telecommunication Services	191,357	4%	178,977	4%
Transportation	75,000	2%	9,510	0%
Utilities	4,350	0%	—	—

Total	$4,227,103	100%	$4,137,581	100%

As of June 30, 2014, except for one equity/other investment, Fronton Investor Holdings, LLC, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2014, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, we had seven such investments with aggregate unfunded commitments of $31,400. As of December 31, 2013, we had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $4,629. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$402,787	9%	$510,687	12%
2	3,450,489	82%	3,244,518	79%
3	331,225	8%	340,238	8%
4	15,310	0%	40,034	1%
5	27,292	1%	2,104	0%

Total	$4,227,103	100%	$4,137,581	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

Revenues

We generated investment income of $120,721 and $124,349 for the three months ended June 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $110,655 and $108,990 of cash income earned as well as $10,066 and $15,359 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The decrease in investment income is due primarily to the reduction on the yield in our investments attributed to a general tightening of spreads in the credit markets.

Expenses

Our net expenses were $62,748 and $50,294 for the three months ended June 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FB Advisor of $19,858 and $22,615, net of waivers by FB Advisor of base management fees to which it was otherwise entitled of $2,837 and $0, for the three months ended June 30, 2014 and 2013, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,189 and $1,355 for the three months ended June 30, 2014 and 2013, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2014 and 2013, we accrued subordinated incentive fees on income of $15,061 and $17,167, respectively, based upon the performance of our portfolio. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $2,268 based on the performance of our portfolio, of which $929 was based on realized gains and $1,339 was based on unrealized gains. During the three months ended June 30, 2013, we reversed $5,423 of capital gains incentive fees previously accrued based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $14,129 and $11,876 for the three months ended June 30, 2014 and 2013, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $320 and $355 for the three months ended June 30, 2014 and 2013, respectively. We incurred fees and expenses with our stock transfer agent of $546 and $900 for the three months ended June 30, 2014 and 2013, respectively. Fees for our board of directors were $264 and $223 for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, we incurred one-time expenses of $7,000 in connection with the listing of our shares on the NYSE, including listing advisory fees of $5,043 and other legal, printing and marketing expenses.

Our other general and administrative expenses totaled $4,070 and $1,226 for the three months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended June 30,
	2014	2013
Expenses associated with our independent audit and related fees	$181	$187
Compensation of our chief compliance officer	24	21
Legal fees	1,074	175
Printing fees	1,591	298
Other	1,200	545

Total	$4,070	$1,226

During the three months ended June 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 2.50% and 1.95%, respectively. Our ratio of operating expenses to our average net assets during the three months ended June 30, 2014 and 2013 includes $14,129 and $11,876, respectively, related to interest expense, and $17,329 and $11,744, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 1.30% and 1.03% for the three months ended June 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The increase in the ratio of operating expenses to average net assets during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 can primarily be attributed to costs associated with the listing, partially offset by a reduction in management fees as a result of the waiver by FB Advisor of certain management fees to which it was otherwise entitled during the three months ended June 30, 2014, as well as a reduction in administrative services expenses and stock transfer agent fees charged to us.

Net Investment Income

Our net investment income totaled $57,973 ($0.23 per share) and $74,055 ($0.29 per share) for the three months ended June 30, 2014 and 2013, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, the impact of the accrual for our capital gains incentive fees resulting from unrealized appreciation during the three months ended June 30, 2014 compared to the reversal of capital gains incentive fees resulting from significant unrealized depreciation during the three months ended June 30, 2013 as well as the one-time listing expenses incurred during the three months ended June 30, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $366,034 and $243,383, respectively, during the three months ended June 30, 2014, from which we realized a net gain of $6,716. We also realized a gain of $114 from settlements on foreign currency during the three months ended June 30, 2014. We sold investments and received principal repayments of $373,814 and $388,699, respectively, during the three months ended June 30, 2013, from which we realized a net gain of $16,447. We also realized a net loss of $39 from settlements on foreign currency during the three months ended June 30, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $4,706 and the net change in unrealized gain (loss) on foreign currency totaled $101. For the three months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(43,498) and the net change in unrealized gain (loss) on foreign currency totaled $(26). The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2014 was primarily driven by unrealized appreciation in certain subordinated debt and equity/other investments. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2013 was primarily driven by general widening of credit spreads in the second quarter of 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2014, the net increase in net assets resulting from operations was $69,311 ($0.27 per share) compared to a net increase in net assets resulting from operations of $46,939 ($0.18 per share) during the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

Revenues

We generated investment income of $235,517 and $234,393 for the six months ended June 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $214,938 and $207,515 of cash income earned as well as $20,579 and $26,878 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to increased fee income driven by the transition to directly originated investments. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

Expenses

Our net expenses were $121,667 and $109,609 for the six months ended June 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FB Advisor of $42,229 and

$44,821, net of waivers by FB Advisor of base management fees to which it was otherwise entitled of $2,837 and $0, for the six months ended June 30, 2014 and 2013, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $2,389 and $2,791 for the six months ended June 30, 2014 and 2013, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the six months ended June 30, 2014, and 2013, we accrued subordinated incentive fees on income of $30,239 and $31,395, respectively, based upon the performance of our portfolio and paid to FB Advisor $29,481 and $27,621, respectively of subordinated incentive fees on income during the period. During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $7,104 and $927, respectively, based on the performance of our portfolio, of which $1,140 and $122, respectively, was based on unrealized gains and $5,964 and $805, respectively, was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $26,829 and $24,012 for the six months ended June 30, 2014 and 2013, respectively, in connection with our credit facilities and the JPM Facility. Fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $652 and $720 for the six months ended June 30, 2014 and 2013, respectively. We incurred fees and expenses with our stock transfer agent of $997 and $1,790 for the six months ended June 30, 2014 and 2013, respectively. Fees for our board of directors were $529 and $448 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we incurred one-time expenses of $7,000 in connection with the listing of our shares on the NYSE, including listing advisory fees of $5,043 and other legal, printing and marketing expenses.

Our other general and administrative expenses totaled $5,656 and $2,705 for the six months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Six Months Ended June 30,
	2014	2013
Expenses associated with our independent audit and related fees	$313	$372
Compensation of our chief compliance officer	49	41
Legal fees	1,519	425
Printing fees	1,886	598
Other	1,889	1,269

Total	$5,656	$2,705

During the six months ended June 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 4.70% and 4.28%, respectively. Our ratio of operating expenses to our average net assets during the six months ended June 30, 2014 and 2013 includes $26,829 and $24,012, respectively, related to interest expense and $37,343 and $32,322, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 2.28% and 2.07% for the six months ended June 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The increase in the ratio of operating expenses to average net assets during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 can primarily be attributed to costs associated with the listing, partially offset by a reduction in management fees as a result of the waiver by FB Advisor of certain management fees to which it was otherwise entitled during the six months ended June 30, 2014, as well as a reduction in administrative services expenses and stock transfer agent fees charged to us.

Net Investment Income

Our net investment income totaled $113,850 ($0.44 per share) and $124,784 ($0.49 per share) for the six months ended June 30, 2014 and 2013, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, increases in our cost of leverage, as well as the one-time listing expenses incurred and the increase in capital gains incentive fee during the six months ended June 30, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $673,017 and $502,515, respectively, during the six months ended June 30, 2014, from which we realized a net gain of $20,538. We also realized a net gain of $95 from settlements on foreign currency during the six months ended June 30, 2014. We sold investments and received principal repayments of $521,758 and $784,572, respectively, during the six months ended June 30, 2013, from which we realized a net gain of $30,618. We also realized a net loss of $102 from settlements on foreign currency during the six months ended June 30, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $14,742 and the net change in unrealized gain (loss) on foreign currency totaled $146. For the six months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(25,980), and the net change in unrealized gain (loss) on foreign currency was $95. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2014 was primarily driven by unrealized appreciation in certain of our subordinated debt and equity positions. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2013 was primarily driven by a general widening of credit spreads in the second quarter of 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2014, the net increase in net assets resulting from operations was $149,371 ($0.58 per share) compared to a net increase in net assets resulting from operations of $129,415 ($0.52 per share) during the six months ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014, we had $244,074 in cash, which we held in a custodial account, and $109,314 in borrowings available under our financing facilities. On July 14, 2014, we entered into the indenture, in connection with the issuance of $400,000 aggregate principal amount of our 4.000% notes due 2019. The net proceeds to us from the issuance of the notes were approximately $394,392 before expenses, after deducting the underwriting discounts and commissions of $3,600. On July 14, 2014, we used $350,000 of the net proceeds received from the issuance of the notes to repay the Arch Street credit facility in full and $44,392 of the net proceeds to repay borrowings under the Broad Street credit facility. For additional information regarding the notes, see Note 11 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

Below is a summary of our outstanding financing facilities as of June 30, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Arch Street Credit Facility	Revolving	L + 2.05%	$350,000	$—	August 29, 2016
Broad Street Credit Facility	Revolving	L + 1.50%	$125,000	$—	December 20, 2014
ING Credit Facility	Revolving	L + 2.50%	$250,886	$49,114	April 3, 2018
JPM Facility	Repurchase	3.25%	$950,000	$—	April 15, 2017
Walnut Street Credit Facility	Revolving	L + 1.50% to 2.50%	$239,800	$60,200	May 17, 2017

For additional information regarding our outstanding financing facilities as of June 30, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

On April 16, 2014, shares of our common stock began trading on the NYSE under the ticker symbol “FSIC”. This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

In connection with the listing of our shares of common stock on the NYSE, we terminated the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to our stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, we adopted the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to our stockholders of record as of the close of business on June 24, 2014. During the six months ended June 30, 2014 and 2013, we issued 3,804,344 and 5,260,004 shares of common stock pursuant to the distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $39,040 and $53,157 at an average price per share of $10.26 and $10.11, respectively. During the period from July 1, 2014 to August 13, 2014, we issued 459,824 shares of common stock pursuant to the new DRP for gross proceeds of $4,702 at an average price per share of $10.23. For additional information regarding the terms of the new DRP, see Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

We generate cash primarily from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we invest the net proceeds from the issuance of shares of our common stock under the new DRP and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

On April 16, 2014, we commenced the listing tender offer to purchase for cash up to $250,000 in value of our shares of common stock from our stockholders. In accordance with the terms of the listing tender offer, we selected the lowest price, not greater than $11.00 per share or less than $10.35 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, that enabled us to purchase the maximum number of shares of common stock properly tendered in the listing tender offer and not properly withdrawn having an aggregate purchase price of up to $250,000.

The listing tender offer expired at 5:00 p.m., New York City time, on May 28, 2014. Based on the final count by Computershare Trust Company, N.A., the depositary and paying agent for the listing tender offer, a total of 24,075,768 shares of common stock were properly tendered and not properly withdrawn at or below the purchase price of $10.75 per share. Due to the oversubscription of the listing tender offer, on June 4, 2014, we accepted for purchase on a pro rata basis 23,255,813 shares of common stock, or approximately 96.6% of the shares tendered, at a purchase price of $10.75 per share, for an aggregate cost of approximately $250,000, excluding fees and expenses relating to the listing tender offer. The 23,255,813 shares of common stock accepted for purchase in the listing tender offer represented approximately 8.9% of our issued and outstanding shares of common stock as of June 4, 2014.

Following settlement of the listing tender offer, we had approximately 239,026,360 shares of common stock outstanding. We used available cash and borrowings under the ING credit facility to fund the purchase of shares of common stock in the listing tender offer and to pay for all related fees and expenses.

Historically, we conducted quarterly tender offers pursuant to our share repurchase program to provide our stockholders with limited liquidity. In anticipation of the listing of our shares of common stock on the NYSE, our board of directors terminated our share repurchase program effective March 21, 2014.

The following table provides information concerning our repurchases pursuant to our share repurchase program during the six months ended June 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.10	$10,637
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.20	$8,903

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

Following commencement of our investment operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. While we previously paid distributions on a quarterly basis, commencing in the fourth quarter of 2010, we began to pay distributions on a monthly rather than quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2014 or 2013 represented a return of capital.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696

On July 1, 2014, our board of directors declared a regular monthly cash distribution of $0.07425 per share. The regular monthly cash distribution was paid on August 4, 2014 to stockholders of record as of the close of business on July 25, 2014. On July 1, 2014, our board of directors also declared a special cash distribution of $0.10 per share, which will be paid on or about August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On August 5, 2014, our board of directors declared a regular monthly cash distribution of $0.07425 per share, which will be paid on or about September 3, 2014 to stockholders of record as of the close of business on August 25, 2014.

As previously announced, our board of directors intends to declare another special cash distribution in the amount of $0.10 per share, that will be paid on or about November 14, 2014 to stockholders of record as of the close of business on October 31, 2014. The payment of all future distributions is subject to applicable legal restrictions and the sole discretion of our board of directors.

Historically, we had an “opt in” distribution reinvestment plan for our stockholders, the old DRP, which terminated upon the listing of our shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if we made a cash distribution, our stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. On May 23, 2014, we adopted the new DRP, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, we will reinvest all cash dividends or distributions declared by our board of directors on behalf of investors who do not elect to receive their distributions in cash. As a result, if our board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of our common stock.

With respect to each distribution pursuant to the new DRP, we reserve the right to either issue new shares of common stock or purchase shares of common stock in the open market in connection with implementation of the new DRP. Unless in our sole discretion, we otherwise direct the plan administrator, (A) if the per share market price (as defined in the new DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) of our common stock on the payment date for the distribution, then we will issue shares of common stock at the greater of (i) net asset value per share of common stock or (ii) 95% of the market price; or (B) if the market price is less than the net asset value per share, then, in our sole discretion, (i) shares of common stock will be purchased in open market transactions for the accounts of participants to the extent practicable, or (ii) we will issue shares of common stock at net asset value per share. Pursuant to the terms of the new DRP, the number of shares of common stock to be issued to a participant will be determined by dividing the total dollar amount of the distribution payable to a participant by the price per share at which we issue such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

If a stockholder receives distributions in the form of common stock pursuant to the new DRP, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive distributions in cash. If our common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If our common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of our common stock. The stockholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the stockholder’s account.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	112,933	100%	75,246	73%
Capital gains proceeds from the sale of assets	—	—	28,049	27%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$112,933	100%	$103,295	100%

(1)	During the six months ended June 30, 2014 and 2013, 91.3% and 88.5%, respectively, of our gross investment income was attributable to cash interest earned, 6.2% and 9.8%, respectively, was attributable to non-cash accretion of discount and 2.5% and 1.7%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2014 and 2013 was $108,549 and $124,885, respectively. As of June 30, 2014 and December 31, 2013, we had $160,965 and $137,867, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2014 and 2013.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FB Advisor or any independent third-party valuation or pricing service that the board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of June 30, 2014 consisted primarily of debt securities that were acquired directly from the issuer. Thirty-two senior secured loan investments, one senior secured bond investment, seven subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price on June 30, 2014. One senior secured loan investment, which was newly-issued and purchased near June 30, 2014, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

Pursuant to the terms of each of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While none of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement or the July 2014 investment advisory agreement include or contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, commencing during the quarter ended December 31, 2010, we changed our methodology for accruing for this incentive fee to include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

Pursuant to the terms of each of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the 2008 investment advisory and administrative services agreement, which was calculated and payable quarterly in arrears, equaled 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once our pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of our net assets rather than adjusted capital.

Under the July 2014 investment advisory agreement, the hurdle rate, expressed as a rate of return on the value of our net assets, was reduced from 2.0% to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Under both the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the applicable quarterly hurdle rate, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. See “—Related Party Transactions—Compensation of the Investment Advisor” for a discussion of these agreements.

For the three months ended June 30, 2014 and 2013, we incurred $19,858 and $22,615, respectively, in base management fees and $1,189 and $1,355, respectively, in administrative services expenses. For the six months ended June 30, 2014 and 2013, we incurred $42,229 and $44,821, respectively, in base management fees and $2,389 and $2,791, respectively, in administrative services expenses. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended June 30, 2014 and 2013, we accrued subordinated incentive fees on income of $15,061 and $17,167, respectively, based upon the performance of our portfolio. During the six months ended June 30, 2014 and 2013, we accrued subordinated incentive fees on income of $30,239 and $31,395, respectively, based upon the performance of our portfolio. During the six months ended June 30, 2014, we paid FB Advisor $29,481 in subordinated incentive fees on income. As of June 30, 2014, a subordinated incentive fee on income of $15,061 was payable to FB Advisor. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $2,268 and during the three months ended June 30, 2013, we reversed $5,423 of capital gains incentive fees previously accrued in each case based on the performance of our portfolio. As of December 31, 2013, we had accrued capital gains incentive fees of $32,133 based on the performance of our portfolio of which $30,543 was based on unrealized gains and $1,590 was based on realized gains. We paid FB Advisor $1,590 in capital gains incentive fees during the six months ended June 30, 2014. As of June 30, 2014, we had accrued $37,647 in capital gains incentive fees, of which only $5,964 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Arch Street credit facility, the Broad Street credit facility, the ING credit facility, the JPM Facility and the Walnut Street credit facility at June 30, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Arch Street(1)	$350,000	—	$350,000	—	—
Borrowings of Broad Street(2)	$125,000	$125,000	—	—	—
Borrowings under ING credit facility(3)	$250,886	—	—	$250,886	—
Borrowings of Race Street(4)	$950,000	$950,000	—	—	—
Borrowings of Walnut Street(5)	$239,800	—	$239,800		—

(1)	At June 30, 2014, no amounts remained unused under the Arch Street credit facility. Arch Street repaid the Arch Street credit facility in full on July 14, 2014.

(2)	At June 30, 2014, no amounts remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 20, 2014.

(3)	At June 30, 2014, $49,114 remained unused under the ING credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018.

(4)	At June 30, 2014, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of June 30, 2014, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(5)	At June 30, 2014, $60,200 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, FB Advisor is entitled to an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the 2008 investment advisory and administrative services agreement on January 2, 2009, upon commencement of our investment operations. Base management fees are pain on a quarterly basis in arrears. The annual base management fees under the 2008 investment advisory and administrative services agreement and the April 2014 investment advisory agreement were equal to 2.0% of the average value of our gross assets.

In anticipation of the listing of our shares of common stock on the NYSE, FB Advisor recommended that the April 2014 investment advisory agreement be further amended to (i) reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on our net assets, from 8% to 7.5% and (ii) assuming the reduction to the hurdle rate was approved, reduce the base management fee from 2.0% to 1.75% of the average value of our gross assets. At a special meeting of stockholders that was adjourned on June 23, 2014 and reconvened on July 17, 2014, we received stockholder approval to amend and restate the April 2014 investment advisory agreement to reflect the amendments approved by our stockholders. On July 17, 2014, we entered into the July 2014 investment advisory agreement. Pending stockholder approval of the proposal, FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets.

The incentive fee consists of three parts under the 2008 investment advisory and administrative services agreement and two parts under each of the April 2014 advisory agreement and July 2014 investment advisory agreement. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter. Under the 2008 investment advisory and administrative services agreement the subordinated incentive fee on income was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once our pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of our pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of our net assets rather than adjusted capital.

Under the July 2014 investment advisory agreement, the hurdle rate, expressed as a rate of return on the value of our net assets, was reduced from 2.0% to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of our pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of the value of our net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of our pre-incentive fee net investment income.

Under both the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, the subordinated incentive fee on income is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and eleven preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. Accordingly, any subordinated incentive fee on income that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the applicable quarterly hurdle rate, subject to the “catch-up” provision, and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the then-current and eleven preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the eleven preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and eleven preceding calendar quarters. There will be no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there will be no clawback of amounts previously paid if subsequent quarters are below the applicable quarterly hurdle rate and there will be no delay of payment if prior quarters are below the applicable quarterly hurdle rate.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the July 2014 investment advisory agreement). This fee equals 20.0% of our incentive fee capital gains, which equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The methodology for calculating the capital gains incentive fee is identical under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement.

The third part of the incentive fee under the 2008 investment advisory and administrative services agreement was referred to as the subordinated liquidation incentive fee, which equaled 20.0% of the net proceeds from a liquidation of our assets in excess of adjusted capital, as calculated immediately prior to liquidation. The April 2014 investment advisory agreement and the July 2014 investment advisory agreement do not include the subordinated liquidation incentive fee.

Pursuant to the 2008 investment advisory and administrative services agreement, we reimbursed FB Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement was set at the lesser of (1) FB Advisor’s actual costs incurred in providing such services and (2) the amount that we estimated it would be required to pay alternative service providers for comparable services in the same geographic location. FB Advisor was required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assessed the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considered whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compared the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Pursuant to the administration agreement, FB Advisor provides administrative services necessary for our operation, including general ledger accounting, fund accounting, legal services, investor relations and other administrative services. There is no separate fee paid by us to FB Advisor in connection with the services provided under the administration agreement; provided, however, that we will reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities thereunder. FB Advisor will allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics.

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the administration agreement during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and April 2014 Investment Advisory Agreement	Base Management Fee(1)	$19,858	$22,615	$42,229	$44,821
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and April 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$2,268	$(5,423)	$7,104	$927
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and April 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$15,061	$17,167	$30,239	$31,395
FB Advisor	2008 Investment Advisory and Administrative Services Agreement and Administration Agreement	Administrative Services Expenses(4)	$1,189	$1,355	$2,389	$2,791

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. Amounts shown are net of waivers of $2,837 for the three and six months ended June 30, 2014. During the six months ended June 30, 2014 and 2013, $45,067 and $43,690, respectively, in base management fees were paid to FB Advisor. As of June 30, 2014, $19,862 in base management fees were payable to FB Advisor.

(2)	During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $7,104 and $927, respectively, based on the performance of our portfolio. As of June 30, 2014 and December 31, 2013, we accrued $37,647 and $32,133, respectively, in capital gains incentive fees of which $31,683 and $30,543, respectively, was based on unrealized gains and $5,964 and $1,590, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. We paid FB Advisor $1,590 in capital gains incentive fees during the six months ended June 30, 2014.

(3)	During the six months ended June 30, 2014 and 2013, we paid $29,481 and $27,621, respectively, of subordinated incentive fees on income to FB Advisor. As of June 30, 2014, a subordinated incentive fee on income of $15,061 was payable to FB Advisor.

(4)	During the six months ended June 30, 2014 and 2013, $1,782 and $2,545, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $1,856 and $2,706, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2014 and 2013.

See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement and our trademark license agreement with Franklin Square Holdings.

Item	3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 71.2% of our portfolio investments (based on fair value) paid variable interest rates, 22.9% paid fixed interest rates, 2.5% were income producing equity or other investments, and the remaining 3.4% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Arch Street credit facility, the Broad Street credit facility, the ING credit facility and the Walnut Street credit facility, Arch Street, Broad Street, the Company and Walnut Street, respectively, borrow at a floating rate based on a benchmark interest rate. Under the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(866)	$(2,176)	$1,310	0.4%
No change	—	—	—	—
Up 100 basis points	5,000	8,702	(3,702)	(1.0)%
Up 300 basis points	60,835	26,107	34,728	9.8%
Up 500 basis points	119,784	43,512	76,272	21.6%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item	4. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item	1. Legal Proceedings.

We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material adverse effect upon our financial condition or results of operations.

Item	1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013 and our additional filings with the SEC before making an investment in our common stock.

Risks Related to Our Business and Structure

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future and therefore the risk of an investment in our common stock may increase.

Risks Related to FB Advisor and Its Affiliates

FB Advisor’s liability is limited under the July 2014 investment advisory agreement and the administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to the July 2014 investment advisory agreement and administration agreement, FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor will not be liable to us for their acts under the July 2014 investment advisory agreement or the administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FB Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the July 2014 investment advisory agreement or the administration agreement, as applicable. These protections may lead FB Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Our Investments

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

We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into total return swaps, credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.

A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Item 1A. Risk Factors—Risks Related to Debt Financing” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Risks Related to Debt Financing

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our and our special purpose financing subsidiaries’ lenders and debt holders have fixed dollar claims on our and their assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our assets increases, then leverage would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to holders of our common stock. Leverage is generally considered a speculative investment technique.

The agreements governing certain of our and our special purpose financing subsidiaries’ debt instruments require us and our subsidiaries to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. As of June 30, 2014, we and our subsidiaries were in compliance with these covenants. However, our and their continued compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolio may increase in the future. Absent an amendment to our financing facilities, continued unrealized depreciation in our and our subsidiaries’ investment portfolio could result in non-compliance with certain covenants.

Accordingly, there can be no assurance that we and our subsidiaries will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.

Our and our subsidiaries’ current and future debt securities are and may be governed by indentures or other instruments containing covenants restricting our and their operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Risks Related to Investment in Our Common Stock

We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. If we receive such approval from stockholders in the future, we may issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.

On July 17, 2014 we obtained the approval of our stockholders to issue shares of common stock at prices below the then current net asset value of our common stock. We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock in one or more offerings for a twelve-month period. Such approval may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe the material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock, debt securities or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2014 pursuant to our listing tender offer.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2014	—	—	—	—
May 1 to May 31, 2014	—	—	—	—
June 1 to June 30, 2014	23,255,813	10.75	23,255,813	(1)

Total	23,255,813	$10.75	23,255,813	(1)

(1)	On April 16, 2014, we commenced the listing tender offer to purchase for cash up to $250,000 in value of our shares of common stock from stockholders. The listing tender offer expired at 5:00 p.m., New York City time, on May 28, 2014. On June 4, 2014, we accepted for purchase 23,255813 shares of common stock pursuant to the listing tender offer. See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our listing tender offer.

Item	3. Defaults upon Senior Securities.

Not applicable.

Item	4. Mine Safety Disclosures.

Not applicable.

Item	5. Other Information.

Not applicable.

Item	6. Exhibits.

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2*	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee.

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.13	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.15	Termination Acknowledgement (TRS), dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.16	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.17	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.18	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.19	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.20	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.21	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.24	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.25	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.29	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.30	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.31	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.32	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.33	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.34	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.35	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.38	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.39	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.40	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.41	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.43	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.44	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.45	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.46	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.47	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.48	Control Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.49	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2014.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)