Form 10-Q
period 2014-09-30
FS Investment CORP
filed 2014-11-10
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 240,210,060 shares of common stock outstanding as of October 31, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,210,003 and $4,054,085, respectively)	$4,299,639	$4,137,581
Investments, at fair value—affiliated (amortized cost—$17,931 and $0, respectively)	16,885	—
Cash	179,984	227,328
Receivable for investments sold and repaid	9,502	26,722
Interest receivable	52,650	47,622
Deferred financing costs	10,962	5,168
Prepaid expenses and other assets	1,033	156

Total assets	$4,570,655	$4,444,577

Liabilities
Payable for investments purchased	$105,425	$23,423
Credit facilities payable	564,294	723,682
Unsecured notes payable	400,000	—
Repurchase agreement payable(1)	950,000	950,000
Stockholder distributions payable	17,819	18,671
Management fees payable	20,009	22,700
Accrued capital gains incentive fees(2)	36,737	32,133
Subordinated income incentive fees payable(2)	14,794	14,303
Administrative services expense payable	988	1,153
Interest payable	12,801	10,563
Directors’ fees payable	292	254
Other accrued expenses and liabilities	1,712	6,703

Total liabilities	2,124,871	1,803,585

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 240,001,859 and 259,320,161 shares issued and outstanding, respectively	240	259
Capital in excess of par value	2,256,843	2,466,753
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	9,431	55,344
Accumulated undistributed (distributions in excess of) net investment income(4)	90,655	35,322
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	88,615	83,314

Total stockholders’ equity	2,445,784	2,640,992

Total liabilities and stockholders’ equity	$4,570,655	$4,444,577

Net asset value per share of common stock at period end	$10.19	$10.18

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income—unaffiliated	$104,823	$109,886	$311,630	$317,603
Fee income—unaffiliated	10,606	11,975	39,141	30,181
Dividend income—unaffiliated	488	1,446	663	9,916

Total investment income	115,917	123,307	351,434	357,700

Operating expenses
Management fees(1)	20,000	22,720	65,066	67,541
Capital gains incentive fees(2)	(910)	(1,548)	6,194	(621)
Subordinated income incentive fees(2)	14,794	16,555	45,033	47,950
Administrative services expenses	1,202	1,243	3,591	4,034
Stock transfer agent fees	4	610	1,001	2,400
Accounting and administrative fees	172	343	824	1,063
Interest expense	18,940	13,098	45,769	37,110
Directors’ fees	266	241	795	689
Listing advisory fees	—	—	5,043	—
Other general and administrative expenses	1,346	2,273	7,002	4,978

Total operating expenses	55,814	55,535	180,318	165,144
Management fee waiver(1)	—	—	(2,837)	—

Net expenses	55,814	55,535	177,481	165,144

Net investment income	60,103	67,772	173,953	192,556

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	5,421	6,602	25,959	37,220
Net realized gain (loss) on foreign currency	(338)	70	(243)	(32)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(8,901)	(14,857)	6,140	(40,837)
Net change in unrealized appreciation (depreciation) on investments—affiliated	(747)	—	(1,046)	—
Net change in unrealized gain (loss) on foreign currency	61	30	207	125

Total net realized and unrealized gain (loss) on investments	(4,504)	(8,155)	31,017	(3,524)

Net increase (decrease) in net assets resulting from operations	$55,599	$59,617	$204,970	$189,032

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.23	$0.23	$0.81	$0.75

Weighted average shares outstanding	239,548,922	256,108,444	251,603,035	254,322,277

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operations
Net investment income (loss)	$173,953	$192,556
Net realized gain (loss) on investments and foreign currency	25,716	37,188
Net change in unrealized appreciation (depreciation) on investments	5,094	(40,837)
Net change in unrealized gain (loss) on foreign currency	207	125

Net increase (decrease) in net assets resulting from operations	204,970	189,032

Stockholder distributions(1)
Distributions from net investment income	(118,620)	(124,747)
Distributions from net realized gain on investments	(71,629)	(32,174)

Net decrease in net assets resulting from stockholder distributions	(190,249)	(156,921)

Capital share transactions(2)
Reinvestment of stockholder distributions	48,974	80,950
Repurchases of common stock	(258,903)	(27,109)

Net increase (decrease) in net assets resulting from capital share transactions	(209,929)	53,841

Total increase (decrease) in net assets	(195,208)	85,952
Net assets at beginning of period	2,640,992	2,511,738

Net assets at end of period	$2,445,784	$2,597,690

Accumulated undistributed (distributions in excess of) net investment income(1)	$90,655	$72,116

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$204,970	$189,032
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,641,221)	(2,204,560)
Paid-in-kind interest	(10,376)	(5,437)
Proceeds from sales and repayments of investments	1,523,890	1,974,977
Net realized (gain) loss on investments	(25,959)	(37,220)
Net change in unrealized (appreciation) depreciation on investments	(5,094)	40,837
Accretion of discount	(20,183)	(34,676)
Amortization of deferred financing costs	4,464	1,978
(Increase) decrease in receivable for investments sold and repaid	17,220	(65,181)
(Increase) decrease in interest receivable	(5,028)	(6,364)
(Increase) decrease in prepaid expenses and other assets	(877)	358
Increase (decrease) in payable for investments purchased	82,002	(34,772)
Increase (decrease) in management fees payable	(2,691)	1,301
Increase (decrease) in accrued capital gains incentive fees	4,604	(12,412)
Increase (decrease) in subordinated income incentive fees payable	491	3,162
Increase (decrease) in administrative services expense payable	(165)	414
Increase (decrease) in interest payable	2,238	303
Increase (decrease) in directors’ fees payable	38	229
Increase (decrease) in other accrued expenses and liabilities	(4,991)	(1,072)

Net cash provided by (used in) operating activities	123,332	(189,103)

Cash flows from financing activities
Reinvestment of stockholder distributions	48,974	80,950
Repurchases of common stock	(258,903)	(27,109)
Stockholder distributions	(191,101)	(155,985)
Borrowings under credit facilities(1)	288,686	13,375
Borrowings under unsecured notes(1)	400,000	—
Repayments under credit facilities(1)	(448,074)	—
Borrowings under repurchase agreement(2)	—	229,416
Deferred financing costs paid	(10,258)	—

Net cash provided by (used in) financing activities	(170,676)	140,647

Total increase (decrease) in cash	(47,344)	(48,456)
Cash at beginning of period	227,328	338,895

Cash at end of period	$179,984	$290,439

Supplemental disclosure
Local and excise taxes paid	$5,407	$1,298

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the nine months ended September 30, 2014 and 2013, the Company paid $15,653 and $17,844, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2014 and 2013, the Company paid $23,414 and $16,985, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.0%
A.P. Plasman Inc.	(f)(h)(i)(k)	Capital Goods	L+775	1.0%	12/29/19	$111,266	$111,266	$111,266
A.P. Plasman Inc.	(i)(k)(p)	Capital Goods	L+775	1.0%	12/29/19	65,000	65,000	65,000
AccentCare, Inc.	(i)	Health Care Equipment & Services	L+500	1.5%	12/22/16	2,002	1,889	1,752
American Racing and Entertainment, LLC	(f)	Consumer Services	L+700		7/1/15	12,750	12,750	12,735
American Racing and Entertainment, LLC	(f)	Consumer Services	9.0%		7/1/15	7,750	7,750	7,789
American Racing and Entertainment, LLC	(f)	Consumer Services	L+800	1.0%	7/1/18	4,915	4,915	4,946
American Racing and Entertainment, LLC	(f)(p)	Consumer Services	L+800	1.0%	7/1/18	1,585	1,585	1,587
AP Exhaust Acquisition, LLC	(h)	Automobiles & Components	L+775	1.5%	1/16/21	15,000	15,000	14,850
Aspect Software, Inc.	(i)	Software & Services	L+550	1.8%	5/7/16	6,188	6,099	6,194
Attachmate Corp.	(i)	Software & Services	L+575	1.5%	11/22/17	5,381	5,313	5,397
Azure Midstream Energy LLC	(i)	Energy	L+550	1.0%	11/15/18	4,331	4,276	4,299
Boomerang Tube, LLC	(h)(i)	Energy	L+950	1.5%	10/11/17	18,115	17,741	16,259
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	682	623	619
Cadillac Jack, Inc.	(f)(h)(i)(k)	Consumer Services	L+850	1.0%	5/15/19	74,638	73,445	77,157
Caesars Entertainment Operating Co., Inc.	(e)(f)(k)	Consumer Services	L+575		3/1/17	12,621	11,768	11,521
Caesars Entertainment Operating Co., Inc.	(f)(k)	Consumer Services	L+675		3/1/17	2,363	2,258	2,161
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(i)(k)	Consumer Services	L+875	1.0%	3/1/17	84,807	84,200	80,597
Caesars Entertainment Resort Properties, LLC	(e)(f)(i)	Consumer Services	L+600	1.0%	10/11/20	72,360	68,462	69,465
Capital Vision Services, LLC	(f)(h)(i)	Health Care Equipment & Services	L+725	1.3%	12/3/17	24,255	24,255	24,255
Cengage Learning Acquisitions, Inc.	(i)	Media	L+600	1.0%	3/6/20	6,723	6,692	6,731
Corel Corp.	(f)(g)(h)(i)(k)	Software & Services	L+825		6/7/19	158,000	158,000	158,000
Corel Corp.	(i)(k)	Software & Services	Prime+725		6/7/18	5,000	5,000	5,000
Corel Corp.	(i)(k)(p)	Software & Services	Prime+725		6/7/18	5,000	5,000	5,000
Corner Investment PropCo, LLC	(f)(i)	Consumer Services	L+975	1.3%	11/2/19	44,750	44,915	45,533
CoSentry.Net, LLC	(f)(h)(i)	Software & Services	L+800	1.3%	12/31/19	58,091	58,091	58,382
Crestwood Holdings LLC	(i)	Energy	L+600	1.0%	6/19/19	5,523	5,501	5,597
Dent Wizard International Corp.	(f)(h)(i)	Commercial & Professional Services	L+800		4/25/19	133,917	132,871	136,260
Dent Wizard International Corp.	(i)(p)	Commercial & Professional Services	Prime+325		4/25/19	5,000	5,000	5,000
Eastman Kodak Co.	(i)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,773	10,589	10,867
EnergySolutions, LLC	(i)	Energy	L+575	1.0%	5/29/20	4,353	4,270	4,425
ERC Ireland Holdings Ltd.	(g)(i)(k)	Telecommunication Services	EURIBOR+450		9/30/19	€10,304	11,278	12,571
Extreme Reach, Inc.	(i)	Media	L+575	1.0%	1/24/20	$4,014	3,960	4,034
FairPoint Communications, Inc.	(i)(k)	Telecommunication Services	L+625	1.3%	2/14/19	12,928	12,827	13,146

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	$36,493	$35,900	$36,994
FR Utility Services LLC	(i)	Energy	L+575	1.0%	10/18/19	7,802	7,746	7,841
Fram Group Holdings Inc.	(i)	Automobiles & Components	L+500	1.5%	7/29/17	1,337	1,322	1,340
Fronton Holdings, LLC	(f)	Consumer Services	15.0%		4/30/19	3,736	3,701	3,736
HBC Solutions, Inc.	(f)(g)(i)	Media	L+875	1.5%	2/4/18	85,557	85,557	85,985
iHeartCommunications, Inc.	(f)(i)	Media	L+365		1/29/16	7,789	7,015	7,730
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	13,929	13,929	13,929
Industry City TI Lessor, L.P.	(i)	Consumer Services	10.3%		6/30/26	24,563	24,563	24,563
Infiltrator Systems, Inc.	(f)(g)(h)(i)	Capital Goods	L+821	1.3%	6/27/18	200,000	200,000	200,000
Intralinks, Inc.	(f)(i)(k)	Software & Services	L+525	2.0%	2/24/19	14,925	14,792	14,850
Lantiq Deutschland GmbH	(f)(i)(k)	Software & Services	L+900	2.0%	11/16/15	12,425	12,061	12,363
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	11,004	10,911	11,196
Leading Edge Aviation Services, Inc.	(f)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	33,188	32,849	33,188
Leading Edge Aviation Services, Inc.	(f)(g)(p)	Capital Goods	L+875	1.5%	6/30/19	1,000	1,000	1,000
LEAS Acquisition Co Ltd.	(g)(k)	Capital Goods	L+875	1.5%	6/30/19	10,764	10,764	10,764
LEAS Acquisition Co Ltd.	(i)(k)	Capital Goods	L+875	1.5%	6/30/19	€29,625	40,558	37,407
Leedsworld Inc.	(i)	Retailing	L+475	1.3%	6/28/19	$9,647	9,571	9,635
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	3,772	3,754	3,602
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,399	13,399	13,265
Micronics, Inc.	(h)(i)	Capital Goods	L+800	1.3%	3/28/19	22,326	21,972	22,550
MMI International Ltd.	(i)(k)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	5,678	5,546	5,692
MMM Holdings, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	9,227	9,101	9,221
MModal Inc.	(i)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,301	4,322
Mood Media Corp.	(i)(k)	Media	L+600	1.0%	5/1/19	7,699	7,651	7,584
MSO of Puerto Rico, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,708	6,617	6,704
New Star Metals Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	36,675	36,675	36,675
Nova Wildcat Amerock, LLC	(h)(i)	Consumer Durables & Apparel	L+814	1.3%	9/10/19	20,000	20,000	19,800
Panda Sherman Power, LLC	(f)(i)	Energy	L+750	1.5%	9/14/18	9,252	9,192	9,466
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	2,583	2,583	2,640
PHRC License, LLC	(g)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	45,000
Princeton Review, Inc.	(i)	Consumer Services	L+550	1.5%	12/7/14	916	906	848
Production Resource Group, LLC	(h)(i)	Media	L+750	1.0%	7/23/19	32,500	32,500	31,769
PRV Aerospace, LLC	(i)	Capital Goods	L+525	1.3%	5/9/18	4,831	4,823	4,819
Reddy Ice Holdings, Inc.	(i)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,173	1,163	1,120

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC	(f)(h)(i)	Capital Goods	L+800	1.3%	9/20/19	$152,000	$152,000	$155,040
Shell Topco L.P.	(h)(i)	Materials	L+750	1.5%	9/28/18	33,000	32,649	33,495
Sirius Computer Solutions, Inc.	(i)	Software & Services	L+575	1.3%	12/7/18	7,519	7,464	7,623
Smile Brands Group Inc.	(i)	Health Care Equipment & Services	L+625	1.3%	8/15/19	25,295	24,820	24,810
Sorenson Communications, Inc.	(e)(f)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	93,735	93,297	96,078
Southcross Holdings Borrower LP	(i)	Energy	L+500	1.0%	8/4/21	317	315	317
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,322	6,034
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,823	4,785	4,880
SunGard Availability Services, Inc.	(e)(j)	Software & Services	L+500	1.0%	3/31/19	4,987	4,617	4,628
Swiss Watch International, Inc.	(f)(h)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,375	46,693	46,191
Therakos, Inc.	(f)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	26,396	25,943	26,627
ThermaSys Corp.	(i)	Capital Goods	L+400	1.3%	5/3/19	4,751	4,714	4,743
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	75,000	75,000	75,000
Virtual Radiologic Corp.	(i)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,493	3,457	2,628
VPG Group Holdings LLC	(f)(h)(i)	Materials	L+900	1.0%	10/4/16	80,880	80,387	81,689
Waste Pro USA, Inc.	(f)(g)(h)(j)	Commercial & Professional Services	L+750	1.0%	9/30/20	92,556	92,556	92,556
Waste Pro USA, Inc.	(i)(j)(p)	Commercial & Professional Services	L+750	1.0%	9/30/20	9,444	9,444	9,444
Willbros Group, Inc.	(h)(i)(k)	Energy	L+975	1.3%	8/7/19	14,094	13,665	14,259

Total Senior Secured Loans—First Lien							2,398,139	2,412,035
Unfunded Loan Commitments							(87,029)	(87,029)

Net Senior Secured Loans—First Lien							2,311,110	2,325,006

Senior Secured Loans—Second Lien—32.2%
Advance Pierre Foods, Inc.	(e)(f)(g)(i)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,298	22,443
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+650	1.0%	7/25/22	1,412	1,402	1,396
Affordable Care, Inc.	(f)(g)(i)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,557	40,100
Alison US LLC	(i)(k)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,267	4,317
American Energy—Utica, LLC	(f)(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	78,890	78,890	79,284

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	$53,571	$53,571	$53,839
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,360	16,821
Attachmate Corp.	(f)(i)	Software & Services	L+950	1.5%	11/22/18	31,218	30,553	31,765
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	464	489
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,025	6,277
Brock Holdings III, Inc.	(i)	Energy	L+825	1.8%	3/16/18	6,923	6,851	6,819
Byrider Finance, LLC	(g)(i)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Camp International Holding Co.	(i)(j)	Capital Goods	L+725	1.0%	11/29/19	3,008	3,053	3,040
CHG Buyer Corp.	(i)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,073	5,255
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,674	16,818
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,945	56,206
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,885	50,563
Fram Group Holdings Inc.	(i)	Automobiles & Components	L+900	1.5%	1/29/18	1,667	1,662	1,617
Kronos Inc.	(f)	Software & Services	L+850	1.3%	4/30/20	25,025	24,817	25,838
Nielsen & Bainbridge, LLC	(i)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,778	14,850
OSP Group, Inc.	(f)(g)(i)	Consumer Durables & Apparel	L+800	1.3%	9/17/21	145,000	145,000	145,725
Paw Luxco II Sarl	(g)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,112	19,613
Pelican Products, Inc.	(i)	Capital Goods	L+825	1.0%	4/9/21	$6,667	6,620	6,692
PSAV Acquisition Corp.	(f)(i)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,872	81,200
Sensus USA Inc.	(i)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,028	2,993
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	58,075

Total Senior Secured Loans—Second Lien							778,257	787,035

Senior Secured Bonds—14.2%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,070	60,053
Allen Systems Group, Inc.	(f)(g)(i)(m)(q)	Software & Services	10.5%		11/15/16	38,448	31,201	20,570
Aspect Software, Inc.	(e)(j)	Software & Services	10.6%		5/15/17	6,000	5,990	6,000
Avaya Inc.	(f)	Technology Hardware & Equipment	7.0%		4/1/19	10,000	9,424	9,738

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	$5,000	$5,000	$5,119
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,855	57,271
FairPoint Communications, Inc.	(e)(k)	Telecommunication Services	8.8%		8/15/19	10,650	10,650	11,183
FourPoint Energy, LLC	(g)	Energy	8.5%		12/31/20	23,625	20,733	20,731
Global A&T Electronics Ltd.	(i)(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,114
JW Aluminum Co.	(f)(g)(i)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	63,297	62,797	64,721
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,209	12,680
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	46,248	42,643
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,282
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,136	19,500
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,066	5,050

Total Senior Secured Bonds							376,479	346,655

Subordinated Debt—19.2%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,700	11,613	12,168
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,099	14,994
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	35,400	32,867	31,108
Brooklyn Basketball Holdings, LLC	(g)(i)	Consumer Services	L+800		10/15/19	19,873	19,873	19,873
Cadillac Jack, Inc.	(g)(k)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	51,350	35,183	54,302
Comstock Resources, Inc.	(f)(k)	Energy	9.5%		6/15/20	7,500	7,221	8,193
Elizabeth Arden, Inc.	(e)(j)(k)	Food & Staples Retailing	7.4%		3/15/21	1,670	1,486	1,490
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	21,577	21,442	18,826
Flanders Corp.	(g)(i)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	20,658	19,195	20,658
Global Jet Capital, Inc.	(i)	Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		11/1/14	313	313	313
HBC Solutions, Inc.	(i)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	300	300	300

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
HBC Solutions, Inc.	(i)(p)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	$150	$150	$150
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,232	16,673
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,412	35,350
Mood Media Corp.	(e)(f)(g)(k)	Media	9.3%		10/15/20	43,135	42,097	35,851
QR Energy, L.P.	(e)(k)	Energy	9.3%		8/1/20	3,250	3,213	3,698
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	10,900	10,900	11,268
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	10,000	10,000	8,863
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	15,792	15,588	16,187
Sidewinder Drilling Inc.	(f)	Capital Goods	9.8%		11/15/19	4,678	4,678	4,701
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,093	15,274
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	132,701	132,701	133,365
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,116	5,116	5,321
Wok Acquisition Corp.	(e)(j)	Consumer Services	10.3%		6/30/20	1,390	1,383	1,390

Total Subordinated Debt							456,155	470,316
Unfunded Loan Commitments							(150)	(150)

Net Subordinated Debt							456,005	470,166

Collateralized Securities—4.5%
ACASC 2013-2A B	(g)(i)(k)	Diversified Financials	9.1%		10/15/23	30,500	26,878	27,118
Dryden CDO 23A Class Subord.	(i)(k)	Diversified Financials	9.8%		7/17/23	10,000	5,765	8,372
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(k)	Diversified Financials	14.6%		12/20/21	16,740	16,585	17,326
Lightpoint CLO 2006 V Class D	(g)(k)	Diversified Financials	L+365		8/5/19	6,500	4,000	6,320
Rampart CLO 2007 1A Class Subord.	(i)(k)	Diversified Financials	26.7%		10/25/21	10,000	3,142	5,196
Stone Tower CLO VI Class Subord.	(g)(k)	Diversified Financials	39.4%		4/17/21	5,000	2,374	4,265
Wind River CLO Ltd. 2012 1A Class Sub B	(i)(k)	Diversified Financials	16.6%		1/15/24	42,504	35,173	40,586

Total Collateralized Securities							93,917	109,183

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.4%(l)
Amaya Gaming Group Inc., Warrants	(i)(k)(m)	Consumer Services	2,000,000	$16,832	$41,490
American Energy Ohio Holdings, LLC, Common Equity	(m)(n)	Energy	9,700,000	9,700	9,700
AP Exhaust Holdings, LLC, Common Equity	(i)(m)(o)	Automobiles & Components	811	811	657
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,088	4,189
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	9,037
BPA Laboratories, Inc., Series A Warrants	(i)(m)	Pharmaceuticals, Biotechnology & Life Sciences	1,979	—	—
BPA Laboratories, Inc., Series B Warrants	(i)(m)	Pharmaceuticals, Biotechnology & Life Sciences	3,173	—	—
Burleigh Point, Ltd., Warrants	(i)(k)(m)	Retailing	17,256,081	1,898	6,385
CoSentry.Net, LLC, Preferred Equity	(g)(m)	Software & Services	2,632	2,500	3,337
Eastman Kodak Co., Common Equity	(f)(i)(m)	Consumer Durables & Apparel	61,859	1,202	1,359
ERC Ireland Holdings Ltd., Common Equity	(g)(i)(j)(k)(m)	Telecommunication Services	37,547	5,219	6,353
ERC Ireland Holdings Ltd., Warrants	(i)(j)(k)(m)	Telecommunication Services	15,809	2,288	2,675
Flanders Corp., Common Equity	(g)(m)	Capital Goods	6,177,490	6,531	3,089
FourPoint Energy, LLC, Common Equity	(i)(m)(o)	Energy	3,937	2,601	4,900
Fronton Investor Holdings, LLC, Class B Units	(i)(m)(o)(s)	Consumer Services	14,943	17,931	16,885
HBC Solutions, Inc., Common Equity, Class A Units	(i)(m)	Media	26,774	3,027	3,550
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(m)(o)	Materials	347,107	347	364
JW Aluminum Co., Common Equity	(g)(m)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(m)	Capital Goods	4,401	464	108
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(m)	Capital Goods	1,303	1,303	1,303
MB Precision Holdings LLC, Common Equity	(g)(m)	Capital Goods	450,000	450	405
Micronics, Inc., Common Equity	(i)(m)	Capital Goods	50,000	500	570
Micronics, Inc., Preferred Equity	(i)(m)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(m)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(i)(m)	Energy	283,947	11,180	1,579
MModal Inc., Common Equity	(i)(m)	Health Care Equipment & Services	56,529	933	1,062
New Star Metals Inc., Common Equity	(i)	Capital Goods	741,082	750	1,112
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	60,768	66,288
Plains Offshore Operations Inc., Warrants	(f)(g)(m)	Energy	1,067,481	1,722	2,562
PSAV Holdings LLC, Common Equity	(g)(m)	Technology Hardware & Equipment	10,000	10,000	14,000

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Common Equity	(g)(m)	Capital Goods	25,000	$2,500	$7,400
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	21,599	21,701
Safariland, LLC, Warrants	(g)(m)	Capital Goods	4,536	473	1,343
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(i)(m)	Energy	33,306	3,400	7,993
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(i)(m)	Energy	8,000	9,851	9,860
Sequel Industrial Products Holdings, LLC, Warrants	(i)(m)(r)	Energy	1,293	1	154
Sequel Industrial Products Holdings, LLC, Warrants	(g)(m)(r)	Energy	19,388	12	2,714
Sorenson Communications, Inc., Common Equity	(g)(m)	Telecommunication Services	46,163	—	15,294
ThermaSys Corp., Common Equity	(g)(m)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	4,560
VPG Group Holdings LLC, Class A-2 Units	(g)(m)	Materials	3,637,500	3,638	4,001

Total Equity/Other				212,166	278,479

TOTAL INVESTMENTS—176.5%				$4,227,934	4,316,524

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.5%)					(1,870,740)

NET ASSETS—100.0%					$2,445,784

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.24%, the Euro Interbank Offered Rate, or EURIBOR, was 0.08% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(j)	Position or portion thereof unsettled as of September 30, 2014.

(k)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2014, 79.0% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for GAAP or tax purposes.

(m)	Security is non-income producing.

(n)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded loan commitment.

(q)	Security was on non-accrual status as of September 30, 2014.

(r)	Warrants expire on September 28, 2022 and May 10, 2022 and the strike prices are $121.00 and $100.00 per share, respectively.

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the nine months ended September 30, 2014, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Equity/Other
Fronton Investor Holdings, LLC, Class B Units	$17,931	—	—	—	—	$(1,046)

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Dent Wizard International Corp.		Commercial & Professional Services	L+425		4/25/19	$15,000	$15,000	$15,000
Eastman Kodak Co.	(d)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,855	10,647	10,844
Education Management LLC	(f)(j)	Consumer Services	L+400		6/1/16	3,935	3,393	3,788
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/30/18	15,697	15,638	15,771
ERC Ireland Holdings Ltd.	(g)(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€22,006	27,607	36,063
FairPoint Communications, Inc.	(d)(e)(j)	Telecommunication Services	L+625	1.3%	2/14/19	$21,711	21,517	22,487
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	37,793	37,069	38,548
Florida Gaming Centers, Inc.	(f)(l)	Consumer Services	16.5%		4/25/16	13,144	13,017	13,407
FR Utility Services LLC	(d)	Energy	L+575	1.0%	10/18/19	6,481	6,418	6,481
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,344	1,325	1,335
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	1,276	1,154	1,148
HBC Solutions, Inc.	(d)(f)(g)(h)	Media	L+875	1.5%	2/4/18	81,371	81,371	81,371
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	5,798	5,718	5,841
ILC Industries, LLC	(d)(h)	Capital Goods	L+650	1.5%	7/11/18	9,746	9,592	9,770
Infiltrator Systems, Inc.	(f)	Capital Goods	L+825	1.3%	6/27/18	30,000	30,000	30,150
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	L+825	1.3%	6/27/18	170,000	170,000	170,850
Infogroup Inc.	(d)	Software & Services	L+650	1.5%	5/25/18	3,004	2,699	2,456
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,934	66,300
Intralinks, Inc.	(f)(j)	Software & Services	L+450	1.5%	6/15/14	1,022	989	1,022
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,708	2,702
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,519	11,742
Larchmont Resources, LLC	(d)	Energy	L+725	1.0%	8/7/19	11,087	10,982	11,294
Leading Edge Aviation Services, Inc.	(d)(f)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	35,787	35,206	35,787
Leading Edge Aviation Services, Inc.	(f)(g)	Capital Goods	L+850	1.5%	4/5/18	8,250	8,250	8,250
Leedsworld Inc.	(d)	Retailing	L+475	1.3%	6/28/19	9,750	9,661	9,787
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	4,109	4,080	3,575
McGraw-Hill Global Education Holdings, LLC	(d)(e)	Media	L+775	1.3%	3/22/19	18,594	18,089	18,969
MetoKote Corp.	(h)	Materials	L+800	1.3%	9/30/19	20,000	20,000	20,200
MetoKote Corp.		Materials	L+800	1.3%	9/30/19	3,810	3,810	3,848

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Micronics, Inc.	(d)(h)	Capital Goods	L+800	1.3%	3/28/19	$22,529	$22,124	$22,529
MMI International Ltd.	(d)(j)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	10,612	10,323	10,340
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	10,040	9,877	10,120
MModal Inc.	(d)	Health Care Equipment & Services	L+650	1.3%	8/16/19	7,182	7,070	6,190
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,014	2,990	3,028
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	7,302	7,184	7,360
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	4,929	4,929	4,970
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	4,672	4,680	4,686
New HB Acquisition, LLC	(d)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(d)(f)	Energy	L+750	1.5%	9/14/18	9,273	9,203	9,551
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,081
Patheon Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	10,156	9,892	10,275
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,041	996	859
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,939	4,929	4,961
RBS Holding Co. LLC	(d)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,788	6,198	4,943
Reddy Ice Holdings, Inc.	(d)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Safariland, LLC	(d)(f)(h)	Capital Goods	L+800	1.3%	9/20/19	156,800	156,800	158,368
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,594	33,908
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	57,950	57,403	58,819
Smile Brands Group Inc.	(d)(e)(h)	Health Care Equipment & Services	L+625	1.3%	8/15/19	30,474	29,825	30,131
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+825	1.3%	10/31/14	65,711	65,711	66,697
Sports Authority, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,190	22,041	22,162
Stallion Oilfield Holdings, Inc.	(d)	Energy	L+675	1.3%	6/19/18	4,975	4,929	5,087
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,500	47,692	48,985
Technicolor SA	(d)(e)(j)	Media	L+600	1.3%	7/10/20	33,885	32,921	34,254
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,035	7,965	8,083
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,060	26,494	27,162
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	5/3/19	9,875	9,785	9,768
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,622	6,546	6,660

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Toys “R” Us-Delaware, Inc.	(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	$1,520	$1,524	$1,379
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.3%	3/16/16	7,776	7,712	7,854
Tri-Northern Acquisition, Inc.	(f)(h)	Retailing	L+800	1.3%	7/1/19	54,725	54,725	54,725
Tri-Northern Acquisition, Inc.	(f)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,492	3,446	2,060
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	64,070	63,409	65,031
Willbros Group, Inc.	(h)(j)	Energy	L+975	1.3%	8/5/19	15,960	15,422	16,199

Total Senior Secured Loans—First Lien							2,128,667	2,172,047
Unfunded Loan Commitments							(48,439)	(48,439)

Net Senior Secured Loans—First Lien							2,080,228	2,123,608

Senior Secured Loans—Second Lien—34.0%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	22,556	22,250	21,879
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,081
Affordable Care, Inc.	(d)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,493	40,200
Alliance Laundry Systems LLC		Capital Goods	L+825	1.3%	12/10/19	2,012	1,994	2,041
American Energy—Utica, LLC	(f)	Energy	L+475, 4.75% PIK	1.5%	9/30/18	75,689	75,689	75,689
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,299	16,821
Attachmate Corp.	(e)(f)(i)	Software & Services	L+950	1.5%	11/22/18	31,218	30,464	30,646
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,962	54,603
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,813	11,292
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	7,756	7,678	7,902
Camp International Holding Co.	(d)	Capital Goods	L+725	1.0%	11/29/19	6,207	6,301	6,343
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,065	5,248
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,669	17,085
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,707	7,749
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,850	57,284
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,791	50,438
EZE Software Group LLC	(e)	Software & Services	L+725	1.3%	4/5/21	2,381	2,359	2,427
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,993	1,907
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,085	26,857

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+950	1.3%	8/15/20	$44,500	$43,644	$46,169
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	27,290	27,042	28,297
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/26/20	9,375	9,248	9,510
Mitchell International, Inc.	(g)	Software & Services	L+750	1.0%	10/11/21	15,000	14,854	15,258
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+850	1.3%	7/31/20	105,000	105,000	106,575
P2 Upstream Acquisition Co.	(g)	Energy	L+800	1.0%	5/1/20	4,091	4,051	4,173
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	24,230	24,882
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,555	6,700
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,283	50,250
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/23/20	11,324	11,218	11,663
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,576	8,571
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,961	3,075
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,163	23,647
TNT Crane & Rigging, Inc.		Energy	L+900	1.0%	11/27/21	1,500	1,381	1,448
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	34,925	34,620	35,973
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	24,036	20,167	24,546
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,265	8,037
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,711	15,027
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	7,000	6,878	7,068
WildHorse Resources, LLC	(f)	Energy	L+625	1.3%	12/13/18	15,407	15,123	15,484

Total Senior Secured Loans—Second Lien							875,276	897,845

Senior Secured Bonds—14.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,913	56,520
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	30,409	21,723
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,075
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	22,008	23,148
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,250
Blackboard Inc.		Software & Services	7.8%		11/15/19	6,500	6,500	6,486
Caesars Entertainment Operating Co.	(f)(i)(j)	Consumer Services	9.0%		2/15/20	20,000	19,066	19,481
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	54,598	54,288	56,398

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Chassix, Inc.		Automobiles & Components	9.3%		8/1/18	$2,000	$2,067	$2,140
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	1,152	989	1,182
Dole Food Co., Inc.	(g)	Food & Staples Retailing	7.3%		5/1/19	6,400	6,400	6,424
FairPoint Communications, Inc.	(f)(j)	Telecommunication Services	8.8%		8/15/19	19,750	19,750	20,984
Global A&T Electronics Ltd.	(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,109	14,805
JW Aluminum Co.	(f)(g)	Materials	11.5%		11/15/17	47,980	47,336	47,920
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,146	13,465
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	18,494	16,084	13,843
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,597	7,793
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,294
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	35,991	29,171
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	19,000	19,294	20,170
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,356

Total Senior Secured Bonds							414,297	385,548

Subordinated Debt—16.2%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,700	11,598	12,572
Asurion, LLC	(f)	Insurance	L+950	1.5%	8/16/19	15,000	14,629	15,488
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,109	13,368
Brand Energy & Infrastructure Services, Inc.	(g)	Energy	8.5%		12/1/21	25,000	25,000	25,500
Comstock Resources, Inc.	(f)(j)	Energy	9.5%		6/15/20	10,500	10,075	11,780
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	25,000	25,000	24,856
Cumulus Media Inc.	(f)(j)	Media	7.8%		5/1/19	5,000	4,518	5,313
Exopack Holdings S.A.	(g)(j)	Materials	7.9%		11/1/19	2,500	2,500	2,500
Flanders Corp.	(f)(g)	Capital Goods	10.0%, 3.8% PIK		5/14/18	15,818	15,661	16,193
Harland Clarke Holdings Corp.	(g)	Commercial & Professional Services	9.5%		5/15/15	2,193	2,060	2,202
Hub International Ltd.	(e)	Insurance	7.9%		10/1/21	2,250	2,250	2,326
Ipreo Holdings LLC	(f)	Software & Services	11.8%		8/15/18	10,000	9,966	10,513
Kinetic Concepts, Inc.	(e)(f)(g)	Health Care Equipment & Services	12.5%		11/1/19	24,700	23,586	27,849
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	32,500	31,877	32,825

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Monitronics International, Inc.	(e)(j)	Consumer Services	9.1%		4/1/20	$2,250	$2,250	$2,396
Mood Media Corp.	(e)(f)(g)(j)	Media	9.3%		10/15/20	31,400	30,632	27,632
QR Energy, L.P.	(e)(j)	Energy	9.3%		8/1/20	3,250	3,210	3,385
Resolute Energy Corp.	(e)(j)	Energy	8.5%		5/1/20	8,500	8,589	8,948
RKI Exploration & Production, LLC	(e)	Energy	8.5%		8/1/21	10,900	10,900	11,538
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	10,000	10,000	10,929
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK		5/10/18	15,792	15,551	16,187
Sidewinder Drilling Inc.	(f)(g)	Capital Goods	9.8%		11/15/19	8,000	8,000	7,080
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK		5/3/20	130,956	130,956	130,301
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK		7/15/19	5,047	5,047	5,047

Total Subordinated Debt							421,964	426,728

Collateralized Securities—5.3%
ACASC 2013-2A B	(g)(j)	Diversified Financials	12.6%		10/15/23	30,500	30,019	30,896
Apidos CDO IV Class E	(g)(j)	Diversified Financials	L+360		10/27/18	2,000	1,301	1,908
Ares 2007 CLO 11A Class E	(g)(j)	Diversified Financials	L+600		10/11/21	4,775	3,327	4,760
Ares 2007 CLO 12X Class E	(g)(j)	Diversified Financials	L+575		11/25/20	2,252	1,863	2,219
Carlyle Azure CLO Class Income	(j)	Diversified Financials	18.9%		5/27/20	28,000	11,436	14,276
Dryden CDO 23A Class Subord.	(j)	Diversified Financials	17.5%		7/17/23	10,000	6,428	8,066
JP Morgan Chase Bank, N.A. Credit-Linked Notes	(g)(j)	Diversified Financials	11.2%		12/20/21	16,740	16,710	16,740
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,758	6,054
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	40.3%		10/25/21	10,000	3,676	7,404
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	39.8%		4/17/21	5,000	3,030	5,230
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	13.5%		1/15/24	42,504	38,658	42,955

Total Collateralized Securities							120,206	140,508

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—6.2%(k)
American Energy Ohio Holdings, LLC, Common Equity	(l)(m)	Energy	5,070,590	$5,071	$5,071
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,087	3,333
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	7,190
Burleigh Point, Ltd., Warrants	(j)(l)	Retailing	17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services	2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(f)(l)	Consumer Durables & Apparel	61,859	1,202	2,147
ERC Ireland Holdings Ltd., Common Equity	(g)(j)(l)	Telecommunication Services	21,099	—	—
ERC Ireland Holdings Ltd., Warrants	(g)(j)(l)	Telecommunication Services	4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods	5,000,000	5,000	9,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services	71	—	2,979
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services	226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media	26,984	3,051	2,855
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services	1,000,000	1,000	2,100
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	924
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
Micronics, Inc., Common Equity	(l)	Capital Goods	50,000	500	520
Micronics, Inc., Preferred Equity	(l)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy	283,947	11,180	2,104
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	55,404	62,630
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,635
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	5,303
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	20,881	20,843
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	473	962
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,661
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000	9,180	9,190

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	$13	$41
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,756
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	3,638	3,638

Total Equity/Other				142,114	163,344

TOTAL INVESTMENTS—156.7%				$4,054,085	4,137,581

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,496,589)

NET ASSETS—100.0%					$2,640,992

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2013

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2013, 84.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2014, the Company had five wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies and one wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2014. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	4,779,843	$48,974	7,984,869	$80,950
Share Repurchase Program	(872,865)	(8,903)	(2,685,390)	(27,109)
Fractional Share Round Up	30,533	—	—	—
Listing Tender Offer	(23,255,813)	(250,000)	—	—

Net Proceeds from Share Transactions	(19,318,302)	$(209,929)	5,299,479	$53,841

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the nine months ended September 30, 2014 and 2013, the Company issued 4,779,843 and 7,984,869 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $48,974 and $80,950 at an average price per share of $10.25 and $10.14, respectively. During the period from October 1, 2014 to October 31, 2014, the Company issued 208,201 shares of common stock pursuant to the new DRP for gross proceeds of $2,122 at an average price per share of $10.19. For additional information regarding the terms of the new DRP, see Note 5.

Listing and Fractional Shares

The Company’s shares of common stock were listed and commenced trading on the NYSE on April 16, 2014. The Company eliminated any outstanding fractional shares of its common stock in connection with the listing, as permitted by the Maryland General Corporation Law. The Company eliminated all outstanding fractional shares by rounding up the number of fractional shares held by each of the Company’s stockholders to the nearest whole number of shares as of April 4, 2014. As a result of the fractional share round up, the number of then outstanding shares was increased by 30,533 shares.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the nine months ended September 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.10	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.20	$7,642
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.20	$8,903

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

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, FB Advisor is entitled to an annual base management fee based on the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the 2008 investment advisory and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

administrative services agreement on January 2, 2009, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. The annual base management fees under the 2008 investment advisory and administrative services agreement and the April 2014 investment advisory agreement were equal to 2.0% of the average value of the Company’s gross assets.

In anticipation of the listing of the Company’s shares of common stock on the NYSE, FB Advisor recommended that the April 2014 investment advisory agreement be further amended to (i) reduce the annualized hurdle rate used in connection with the calculation of the subordinated incentive fee on income, expressed as a rate of return on the Company’s net assets, from 8% to 7.5% and (ii) assuming the reduction to the hurdle rate was approved, reduce the base management fee from 2.0% to 1.75% of the average value of the Company’s gross assets. At a special meeting of stockholders that was adjourned on June 23, 2014 and reconvened on July 17, 2014, the Company received stockholder approval to amend and restate the April 2014 investment advisory agreement to reflect the amendments approved by the Company’s stockholders. On July 17, 2014, the Company entered into the July 2014 investment advisory agreement. While stockholder approval of the proposal was pending, FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets.

The incentive fee, which had consisted of three parts under the 2008 investment advisory and administrative services agreement, consists of two parts under each of the April 2014 advisory agreement and July 2014 investment advisory agreement. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. Under the 2008 investment advisory and administrative services agreement, the subordinated incentive fee on income was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of the Company’s net assets rather than adjusted capital.

Under the July 2014 investment advisory agreement, the hurdle rate, expressed as a rate of return on the value of the Company’s net assets, was reduced from 2.0% to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of the value of the Company’s net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$20,000	$22,720	$62,229	$67,541
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(910)	$(1,548)	$6,194	$(621)
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$14,794	$16,555	$45,033	$47,950
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement, July 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$1,202	$1,243	$3,591	$4,034

(1)

FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the nine months ended September 30, 2014 is net of waivers of $2,837. During the nine months ended September 30, 2014 and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

2013, $64,920 and $66,240, respectively, in base management fees were paid to FB Advisor. As of September 30, 2014, $20,009 in base management fees were payable to FB Advisor.

(2)	During the nine months ended September 30, 2014 and 2013, the Company accrued capital gains incentive fees of $6,194 and $(621), respectively, based on the performance of its portfolio. As of September 30, 2014 and December 31, 2013, the Company had accrued $36,737 and $32,133, respectively, in capital gains incentive fees, of which $34,023 and $30,543, respectively, was based on unrealized gains and $2,714 and $1,590, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor $1,590 in capital gains incentive fees during the nine months ended September 30, 2014.

(3)	During the nine months ended September 30, 2014 and 2013, $44,542 and $44,788, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2014, a subordinated incentive fee on income of $14,794 was payable to FB Advisor.

(4)	During the nine months ended September 30, 2014 and 2013, $2,739 and $3,520, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $3,756 and $3,620 , respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2014 and 2013.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and closed-end management investment company affiliated with Franklin Square Holdings, L.P., or Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief has and may continue to

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

enhance its ability to further its investment objectives and strategies, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO / Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings had agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that no portion of the Company’s distributions to stockholders were paid from proceeds of the sale of shares of its common stock or borrowings.

As a result of the listing of the Company’s shares of common stock on the NYSE, effective November 7, 2014, Franklin Square Holdings terminated the expense reimbursement agreement pursuant to its terms. Since entering into the expense reimbursement agreement, no reimbursements were made, and no reimbursements were expected to be made in the foreseeable future, by Franklin Square Holdings, pursuant to the expense reimbursement agreement. For additional information regarding the expense reimbursement agreement, see the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Trademark License Agreement

On April 16, 2014, in connection with the listing of its common stock on the NYSE, the Company entered into a trademark license agreement, or the trademark license agreement, with Franklin Square Holdings. Pursuant to the trademark license agreement, Franklin Square Holdings granted the Company a non-exclusive, nontransferable, royalty-free right and license to use the name “FS Investment Corporation” and certain other trademarks, or the licensed marks, as a component of the Company’s name (and in connection with marketing the investment advisory and other services that FB Advisor may provide to the Company). Other than with respect to this limited license, the Company has no other rights to the licensed marks. The trademark license agreement may be terminated by Franklin Square Holdings or the Company on sixty days’ prior written notice and expires if FB Advisor or one of Franklin Square Holdings’ affiliates ceases to serve as investment adviser to the Company. Furthermore, Franklin Square Holdings may terminate the trademark license agreement at any time and in its sole discretion in the event that Franklin Square Holdings or the Company receives notice of any third-party claim arising out of the Company’s use of the licensed marks or if the Company attempts to assign or sublicense the trademark license agreement or any of the Company’s rights or duties under the trademark license agreement without the prior written consent of Franklin Square Holdings. FB Advisor is a third-party beneficiary of the trademark license agreement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the nine months ended September 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111
September 30, 2013	$0.2093	$53,626
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696
September 30, 2014(1)	$0.3228	$77,316

(1)	On July 1, 2014, the board of directors of the Company declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014.

On October 10, 2014, the board of directors of the Company declared a regular monthly cash distribution of $0.07425 per share. The regular monthly cash distribution was paid on November 4, 2014 to stockholders of record as of the close of business on October 27, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which will be paid on or about November 14, 2014 to stockholders of record as of the close of business on October 31, 2014. On November 6, 2014, the board of directors of the Company declared a regular monthly cash distribution of $0.07425 per share, which will be paid on or about December 2, 2014 to stockholders of record as of the close of business on November 20, 2014.

Subject to the discretion of the board of directors of the Company and applicable legal restrictions, the Company currently authorizes and declares regular cash distributions on a monthly basis and pays such distributions on a monthly basis. On November 6, 2014, the board of directors of the Company approved the declaration and payment of regular cash distributions to the Company’s stockholders on a quarterly rather than monthly basis, effective January 1, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	118,620	62%	124,747	79%
Short-term capital gains proceeds from the sale of assets	39,835	21%	32,174	21%
Long-term capital gains proceeds from the sale of assets	31,794	17%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$190,249	100%	$156,921	100%

(1)	During the nine months ended September 30, 2014 and 2013, 91.3% and 88.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.7% and 9.7%, respectively, was attributable to non-cash accretion of discount and 3.0% and 1.5%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2014 and 2013 was $168,913 and $191,169, respectively. As of September 30, 2014 and December 31, 2013, the Company had $162,440 and $148,676, respectively, of undistributed net investment income and realized gains on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2013 has been adjusted following the filing of the Company’s 2013 tax return in September 2014. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2013 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
GAAP-basis net investment income	$173,953	$192,556
Reversal of incentive fee accrual on unrealized gains	3,480	(1,355)
Reclassification of unamortized original issue discount	(9,141)	—
Other miscellaneous differences	621	(32)

Tax-basis net investment income	$168,913	$191,169

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

As of September 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short term capital gains)	$135,444	$116,882
Distributable realized gains (long-term capital gains)	26,996	31,794
Incentive fee accrual on unrealized gains	(34,023)	(30,543)
Unamortized organization costs	(397)	(429)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	61,577	56,276

Total	$189,597	$173,980

(1)	As of September 30, 2014 and December 31, 2013, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $143,015 and $125,870, respectively. As of September 30, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $81,438 and $69,594 respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,254,972 and $4,081,123 as of September 30, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $61,577 and $56,276 as of September 30, 2014 and December 31, 2013, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,311,110	$2,325,006	54%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	778,257	787,035	18%	875,276	897,845	22%
Senior Secured Bonds	376,479	346,655	8%	414,297	385,548	9%
Subordinated Debt	456,005	470,166	11%	421,964	426,728	10%
Collateralized Securities	93,917	109,183	3%	120,206	140,508	4%
Equity/Other	212,166	278,479	6%	142,114	163,344	4%

Total	$4,227,934	$4,316,524	100%	$4,054,085	$4,137,581	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2014, except for one equity/other investment, Fronton Investor Holdings, LLC, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2014, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, the Company had seven such investments with aggregate unfunded commitments of $87,179. As of December 31, 2013, the Company had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $4,629. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$28,464	1%	$51,551	1%
Capital Goods	923,494	21%	858,352	21%
Commercial & Professional Services	286,731	7%	318,196	8%
Consumer Durables & Apparel	325,152	7%	306,917	7%
Consumer Services	715,930	17%	436,650	11%
Diversified Financials	114,233	3%	160,678	4%
Energy	421,205	10%	468,036	11%
Food & Staples Retailing	25,053	1%	29,484	1%
Food, Beverage & Tobacco	—	—	4,042	0%
Health Care Equipment & Services	149,462	3%	176,010	4%
Household & Personal Products	—	—	66,300	2%
Insurance	—	—	17,814	0%
Materials	298,923	7%	233,719	6%
Media	183,534	4%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	42,729	1%	57,794	1%
Retailing	16,020	0%	69,171	2%
Software & Services	359,947	8%	366,976	9%
Technology Hardware & Equipment	154,971	4%	134,121	3%
Telecommunication Services	195,676	4%	178,977	4%
Transportation	75,000	2%	9,510	0%

Total	$4,316,524	100%	$4,137,581	100%

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

As of September 30, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$1,359	$2,147
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,315,165	4,135,434

Total	$4,316,524	$4,137,581

The Company’s investments as of September 30, 2014 consisted primarily of debt securities that were acquired directly from the issuer. Thirty-four senior secured loan investments, one senior secured bond investment, ten subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price on September 30, 2014. One senior secured loan investment which was newly-issued and purchased near September 30, 2014, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the nine months ended September 30, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	9,050	5,625	3,467	1,634	344	63	20,183
Net realized gain (loss)	2,506	7,911	(2,938)	6,228	6,581	5,671	25,959
Net change in unrealized appreciation (depreciation)	(29,484)	(13,791)	(1,075)	9,397	(5,036)	45,871	5,882
Purchases	1,002,647	311,229	103,878	146,863	8,519	68,085	1,641,221
Paid-in-kind interest	586	4,471	—	3,994	—	1,325	10,376
Sales and redemptions	(783,907)	(426,255)	(142,225)	(124,678)	(41,733)	(5,092)	(1,523,890)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,325,006	$787,035	$346,655	$470,166	$109,183	$277,120	$4,315,165

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,583)	$3,577	$(4,858)	$14,293	$201	$49,948	$56,578

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2013
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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at September 30, 2014 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,585,913	Market Comparables	Market Yield (%)	4.5% - 11.8%	8.9%
			EBITDA Multiples (x)	7.8x - 8.3x	8.0x
	646,537	Market Quotes	Indicative Dealer Quotes	73.8% - 103.0%	98.7%
	92,556	Cost	Cost	100.0% -100.0%	100.0%
Senior Secured Loans—Second Lien	241,150	Market Comparables	Market Yield (%)	8.8% - 12.0%	10.8%
	545,885	Market Quotes	Indicative Dealer Quotes	81.5% - 103.9%	100.6%
Senior Secured Bonds	20,731	Market Comparables	Market Yield (%)	11.0% - 11.5%	11.3%
	325,924	Market Quotes	Indicative Dealer Quotes	52.0% - 109.3%	89.4%
Subordinated Debt	304,182	Market Comparables	Market Yield (%)	8.5% - 17.8%	11.3%
			EBITDA Multiples (x)	8.0x - 8.5x	8.3x
	165,671	Market Quotes	Indicative Dealer Quotes	82.0% - 114.3%	94.3%
	313	Cost	Cost	100.0% -100.0%	100.0%
Collateralized Securities	17,326	Market Comparables	Market Yield (%)	11.0% - 12.0%	11.5%
	91,857	Market Quotes	Indicative Dealer Quotes	52.0% - 97.2%	89.7%
Equity/Other	267,030	Market Comparables	Market Yield (%)	13.3% - 15.8%	15.0%
			EBITDA Multiples (x)	5.5x - 11.5x	7.2x
			Production Multiples (Mboe/d)	$37,500.0 - $62,500.0	$55,126.7
			Proved Reserves Multiples (Mmboe)	$8.0 - $10.8	$10.0
			PV-10 Multiples (x)	0.6x - 1.6x	1.3x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 34.2%	19.0%
		Option Valuation Model	Volatility (%)	45.0% - 58.5%	49.8%
	10,090	Market Quotes	Indicative Dealer Quotes	17.8% - 135.8%	121.9%

Total	$4,315,165

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2014. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L + 1.50%	$80,608	$44,392	December 20, 2014
ING Credit Facility	Revolving Credit Facility	L + 2.50%	$270,886	$29,114	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000	$—	April 15, 2017
Walnut Street Credit Facility	Revolving Credit Facility	L + 1.50% to 2.50%	$212,800	$87,200	May 17, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000	$—	July 15, 2019

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2014 were $1,781,431 and 3.06%, respectively. As of September 30, 2014, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.30%.

Arch Street Credit Facility

On July 14, 2014, Arch Street Funding LLC, or Arch Street, the Company’s wholly-owned, special purpose financing subsidiary, repaid the revolving credit facility, or the Arch Street credit facility, with Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Arch Street credit facility provided for borrowings in an aggregate principal amount up to $350,000 on a committed basis. Prior to the termination of the Arch Street credit facility, borrowings under the Arch Street credit facility accrued interest at a rate equal to three-month LIBOR plus 2.05% per annum. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee of 0.50% to the extent the aggregate principal amount available under the facility was not borrowed.

As of September 30, 2014 and December 31, 2013, $0 and $373,682, respectively, was outstanding under the Arch Street credit facility. The Company incurred costs of $4,884 in connection with obtaining and amending the Arch Street credit facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Arch Street credit facility on July 14, 2014, $2,226 of remaining unamortized deferred financing costs were charged to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Arch Street credit facility were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Direct interest expense	$289	$2,550	$4,173	$7,744
Non-usage fees	—	66	220	198
Amortization of deferred financing costs	2,270	373	2,896	1,107

Total interest expense	$2,559	$2,989	$7,289	$9,049

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest expense(1)	$6,464	$9,487
Average borrowings under the facility	$360,986	$497,682
Effective interest rate on borrowings (including the effect of non-usage fees)	—	2.03%
Weighted average interest rate (including the effect of non-usage fees)	2.24%	2.10%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

Borrowings of Arch Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, the Company’s wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into a further amendment to the facility that extended the maturity date to December 20, 2014 and reduced the maximum amount which

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

could be borrowed under the facility to $125,000. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

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

As of September 30, 2014 and December 31, 2013, $80,608 and $125,000 was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, all of the deferred financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Direct interest expense	$437	$1,078	$1,493	$3,220
Non-usage fees	—	—	—	—
Amortization of deferred financing costs	—	—	—	225

Total interest expense	$437	$1,078	$1,493	$3,445

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest expense(1)	$1,396	$3,246
Average borrowings under the facility	$112,154	$240,000
Effective interest rate on borrowings	1.73%	1.76%
Weighted average interest rate	1.73%	1.77%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

Borrowings of Broad Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

As of September 30, 2014, $270,886, was outstanding under the ING credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $2,836 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Direct interest expense	$1,766	$—	$2,231	$—
Non-usage fees	40	—	574	—
Amortization of deferred financing costs	285	—	570	—

Total interest expense	$2,091	$—	$3,375	$—

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest expense(1)	$2,257	—
Average borrowings under the facility(2)	$247,353	—
Effective interest rate on borrowings (including the effect of non-usage fees)	2.71%	—
Weighted average interest rate (including the effect of non-usage fees)	2.26%	—

(1)	Interest under the ING credit facility is payable at the end of each interest period in arrears for Eurocurrency borrowings and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	The average borrowings under the ING credit facility are calculated for the period since the Company commenced borrowing thereunder to September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, Class A Notes in the aggregate principal amount of $1,140,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Facility for aggregate proceeds of $950,000. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2014 and December 31, 2013, Race Street’s liability under the JPM Facility was $950,000 and $950,000, respectively, plus $6,690 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of September 30, 2014 and December 31, 2013, the fair value of assets held by Locust Street was $1,938,295 and $1,870,351, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of September 30, 2014 and December 31, 2013, the fair value of assets held by Race Street was $824,092 and $747,330, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2014, $88 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Direct interest expense	$7,891	$6,956	$23,414	$18,617
Non-usage fees	—	—	—	—
Amortization of deferred financing costs	33	27	85	79

Total interest expense	$7,924	$6,983	$23,499	$18,696

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest expense(1)	$23,414	$16,985
Average borrowings under the facility	$950,000	$755,374
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.25%	3.25%

(1)	Interest under the JPM facility is paid quarterly in arrears.

Amounts outstanding under the JPM Facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

As of September 30, 2014 and December 31, 2013, $212,800 and $225,000, respectively, was outstanding under the Walnut Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,029 in connection with obtaining and amending the Walnut Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $2,157 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Walnut Street credit facility were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Direct interest expense	$1,774	$1,856	$5,247	$5,333
Non-usage fees	218	2	490	20
Amortization of deferred financing costs	209	190	648	567

Total interest expense	$2,201	$2,048	$6,385	$5,920

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest expense(1)	$5,536	$5,111
Average borrowings under the facility	$238,274	$244,741
Effective interest rate on borrowings (including the effect of non-usage fees)	3.55%	2.87%
Weighted average interest rate (including the effect of non-usage fees)	3.18%	2.89%

(1)	Interest under the Walnut Street credit facility is paid quarterly in arrears.

Borrowings of Walnut Street will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

4.000% Notes due 2019

On July 14, 2014, the Company and U.S. Bank National Association, or U.S. Bank, entered into an indenture, or the base indenture, and a first supplemental indenture, or the first supplemental indenture, and together with the base indenture, the indenture, relating to the Company’s issuance of $400,000 aggregate principal amount of its 4.000% notes due 2019, or the notes.

The notes will mature on July 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption price set forth in the indenture. The notes bear interest at a rate of 4.000% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A), as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of September 30, 2014 and December 31, 2013, $400,000 and $0, respectively, was outstanding under the notes. As of September 30, 2014, the fair value of the notes was approximately $404,320. The Company incurred costs of $6,146 in connection with issuing the notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the notes. As of September 30, 2014, $5,881 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the 4.000% notes due 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Direct interest expense	$3,463	$—	$3,463	$—
Amortization of deferred financing costs	265	—	265	—

Total interest expense	$3,728	$—	$3,728	$—

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes due 2019 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid for interest expense(1)	$—	—
Average borrowings under the notes	$400,000	—
Effective interest rate on borrowings	4.00%	—
Weighted average interest rate	4.00%	—

(1)	Interest under the 4.000% notes due 2019 is paid semi-annually in arrears.

(2)	Average borrowings under the notes are calculated for the period since the Company commenced borrowing thereunder to September 30, 2014.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:(1)
Net asset value, beginning of period	$10.18	$9.97
Results of operations(2)
Net investment income (loss)	0.69	0.96
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.12	0.08

Net increase (decrease) in net assets resulting from operations	0.81	1.04

Stockholder distributions(3)
Distributions from net investment income	(0.47)	(0.83)
Distributions from net realized gain on investments	(0.29)	—

Net decrease in net assets resulting from stockholder distributions	(0.76)	(0.83)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	(0.04)	—

Net increase (decrease) in net assets resulting from capital share transactions	(0.04)	—

Net asset value, end of period	$10.19	$10.18

Per share market value, end of period	$10.77	—

Shares outstanding, end of period	240,001,859	259,320,161

Total return based on net asset value(6)	7.56%	10.43%

Total return based on market value(7)	12.49%	—

Ratio/Supplemental Data:
Net assets, end of period	$2,445,784	$2,640,992

Ratio of net investment income to average net assets(8)	6.74%	9.50%

Ratio of total operating expenses to average net assets(8)	6.99%	8.90%
Ratio of waived expenses to average net assets(8)	(0.11)%	—

Ratio of net operating expenses to average net asset(8)	6.88%	8.90%

Portfolio turnover(9)	36.05%	61.18%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data were derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan.

(5)	The listing tender offer resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the year ended December 31, 2013.

(6)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share as of the beginning of the applicable period. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	The total return based on market value for the nine months ended September 30, 2014, was calculated by taking the closing price of the Company’s shares on the NYSE on September 30, 2014, adding the cash distributions per share that were declared during the period and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(8)	Weighted average net assets during the applicable period are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.24%	0.16%
Ratio of subordinated income incentive fees to average net assets	1.75%	2.41%
Ratio of interest expense to average net assets	1.77%	1.97%
Ratio of excise taxes to average net assets	—	0.22%

(9)	Portfolio turnover for the nine months ended September 30, 2014 is not annualized.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on December 21, 2007, and commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services). We also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the July 2014 investment advisory agreement and the administration agreement, interest expense from financing facilities and other indebtedness, and other expenses necessary for our operations. Our investment advisory fee compensates FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings had agreed to reimburse us for expenses in an amount that was sufficient to ensure that no portion of our distributions to stockholders were paid from proceeds of the sale of shares of our common stock or borrowings.

As a result of the listing of our shares of common stock on the NYSE, effective November 7, 2014, Franklin Square Holdings terminated the expense reimbursement agreement pursuant to its terms. Since entering into the expense reimbursement agreement, no reimbursements were made, and no reimbursements were expected to be made in the foreseeable future, by Franklin Square Holdings, pursuant to the expense reimbursement agreement. For additional information regarding the expense reimbursement agreement, see our annual report on Form 10-K for the period ended December 31, 2013.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2014 and for the Year Ended December 31, 2013

During the nine months ended September 30, 2014, we made investments in portfolio companies totaling $1,641,221. During the same period, we sold investments for proceeds of $691,863 and received principal repayments of $832,027. As of September 30, 2014, our investment portfolio, with a total fair value of $4,316,524, consisted of interests in 128 portfolio companies (54% in first lien senior secured loans, 18% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 6% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $148.0 million. As of September 30, 2014, the investments in our portfolio were purchased at a weighted average price of 97.7% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 27.1% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.9% based upon the amortized cost of our investments.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2014:

Net Investment Activity	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Purchases	$432,026	$1,641,221
Sales and Redemptions	(348,358)	(1,523,890)

Net Portfolio Activity	$83,668	$117,331

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$304,797	71%	$1,002,647	61%
Senior Secured Loans—Second Lien	54,684	13%	311,229	19%
Senior Secured Bonds	9,689	2%	103,878	6%
Subordinated Debt	52,538	12%	146,863	9%
Collateralized Securities	8,519	2%	8,519	1%
Equity/Other	1,799	0%	68,085	4%

Total	$432,026	100%	$1,641,221	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,311,110	$2,325,006	54%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	778,257	787,035	18%	875,276	897,845	22%
Senior Secured Bonds	376,479	346,655	8%	414,297	385,548	9%
Subordinated Debt	456,005	470,166	11%	421,964	426,728	10%
Collateralized Securities	93,917	109,183	3%	120,206	140,508	4%
Equity/Other	212,166	278,479	6%	142,114	163,344	4%

Total	$4,227,934	$4,316,524	100%	$4,054,085	$4,137,581	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Number of Portfolio Companies	128	165
% Variable Rate (based on fair value)	71.4%	72.2%
% Fixed Rate (based on fair value)	22.1%	23.5%
% Income Producing Equity or Other Investments (based on fair value)	2.5%	2.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.0%	1.9%
Average Annual EBITDA of Portfolio Companies	$148,000	$190,700
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.7%	97.3%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	0.5%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.9%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	10.2%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2014:

Net Direct Originations	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Total Commitments (including unfunded commitments)	$451,931	$1,350,835
Exited Investments (including partial paydowns)	(213,837)	(455,223)

Net Direct Originations	$238,094	$895,612

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$359,766	80%	$849,805	63%
Senior Secured Loans—Second Lien	50,000	11%	290,332	22%
Senior Secured Bonds	—	—	43,523	3%
Subordinated Debt	40,634	9%	113,256	8%
Collateralized Securities	—	—	—	—
Equity/Other	1,531	0%	53,919	4%

Total	$451,931	100%	$1,350,835	100%

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Average New Direct Origination Commitment Amount	$37,661	$38,595
Weighted Average Maturity for New Direct Originations	3/18/20	4/16/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.7%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	9.7%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.0%	10.2%

The following table presents certain selected information regarding our direct originations as of September 30, 2014 and December 31, 2013:

Characteristics of All Direct Originations held in Portfolio	September 30, 2014	December 31, 2013
Number of Portfolio Companies	48	35
Average Annual EBITDA of Portfolio Companies	$48,800	$34,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity / Other and Collateralized Securities	4.4x	4.0x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,001,347	70%	$2,096,806	51%
Opportunistic	864,699	20%	1,155,322	28%
Broadly Syndicated/Other	450,478	10%	885,453	21%

Total	$4,316,524	100%	$4,137,581	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$28,464	1%	$51,551	1%
Capital Goods	923,494	21%	858,352	21%
Commercial & Professional Services	286,731	7%	318,196	8%
Consumer Durables & Apparel	325,152	7%	306,917	7%
Consumer Services	715,930	17%	436,650	11%
Diversified Financials	114,233	3%	160,678	4%
Energy	421,205	10%	468,036	11%
Food & Staples Retailing	25,053	1%	29,484	1%
Food, Beverage & Tobacco	—	—	4,042	0%
Health Care Equipment & Services	149,462	3%	176,010	4%
Household & Personal Products	—	—	66,300	2%
Insurance	—	—	17,814	0%
Materials	298,923	7%	233,719	6%
Media	183,534	4%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	42,729	1%	57,794	1%
Retailing	16,020	0%	69,171	2%
Software & Services	359,947	8%	366,976	9%
Technology Hardware & Equipment	154,971	4%	134,121	3%
Telecommunication Services	195,676	4%	178,977	4%
Transportation	75,000	2%	9,510	0%

Total	$4,316,524	100%	$4,137,581	100%

As of September 30, 2014, except for one equity/other investment, Fronton Investor Holdings, LLC, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2014, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities or delayed draw credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, we had seven such investments with aggregate unfunded commitments of $87,179. As of December 31, 2013, we had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $4,629. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$533,141	12%	$510,687	12%
2	3,386,481	79%	3,244,518	79%
3	359,759	8%	340,238	8%
4	14,994	0%	40,034	1%
5	22,149	1%	2,104	0%

Total	$4,316,524	100%	$4,137,581	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

Revenues

We generated investment income of $115,917 and $123,307 for the three months ended September 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $105,937 and $110,072 of cash income earned as well as $9,980 and $13,235 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The decrease in investment income is due primarily to the reduction in the yield on our investments attributed to a general tightening of spreads in the credit markets.

Expenses

Our net expenses were $55,814 and $55,535 for the three months ended September 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FB Advisor of $20,000 and $22,720 for the three months ended September 30, 2014 and 2013, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $1,202 and $1,243 for the three months ended September 30, 2014 and 2013, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $14,794 and $16,555, respectively, based upon the performance of our portfolio. During the three months ended September 30, 2014 and 2013, we reversed capital gains incentive fees of $910 and $1,548, respectively, based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $18,940 and $13,098 for the three months ended September 30, 2014 and 2013, respectively, in connection with our credit facilities, the JPM Facility and the notes. For the three months ended September 30, 2014, $2,226 of this amount related to the accelerated amortization of remaining deferred financing costs upon the termination of the Arch Street credit facility. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $172 and $343 for the three months ended September 30, 2014 and 2013, respectively. We incurred fees and expenses with our stock transfer agent of $4 and $610 for the three months ended September 30, 2014 and 2013, respectively. Fees for our board of directors were $266 and $241 for the three months ended September 30, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $1,346 and $2,273 for the three months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended September 30,
	2014	2013
Expenses associated with our independent audit and related fees	$102	$151
Compensation of our chief compliance officer	25	21
Legal fees	294	251
Printing fees	77	601
Other	848	1,249

Total	$1,346	$2,273

During the three months ended September 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 2.28% and 2.15%, respectively. Our ratio of operating expenses to our average net assets during the three months ended September 30, 2014 and 2013 includes $18,940 and $13,098, respectively, related to interest expense, and $13,884 and $15,007, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.94% and 1.06% for the three months ended September 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The decrease in the ratio of operating expenses to average net assets during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 can primarily be attributed to the reduction in management fees resulting from our entry into the July 2014 investment advisory agreement, as well as a reduction in transfer agent fees charged to us.

Net Investment Income

Our net investment income totaled $60,103 ($0.25 per share) and $67,772 ($0.26 per share) for the three months ended September 30, 2014 and 2013, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, the reduction in the yield of our investments attributed to a general tightening of spreads in the credit markets and increased interest expense, including the accelerated amortization of remaining deferred financing costs associated with the closing of the Arch Street credit facility. The effect of these items were partially offset by lower management and incentive fees during the three months ended September 30, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $18,846 and $329,512, respectively, during the three months ended September 30, 2014, from which we realized a net gain of $5,421. We also realized a loss of $338 from settlements on foreign currency during the three months ended September 30, 2014. We sold investments and received principal repayments of $378,878 and $289,769, respectively, during the three months ended September 30, 2013, from which we realized a net gain of $6,602. We also realized a net gain of $70 from settlements on foreign currency during the three months ended September 30, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(9,648) and the net change in unrealized gain (loss) on foreign currency totaled $61. For the three months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(14,857) and the net change in unrealized gain (loss) on foreign currency totaled $30. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2014 was primarily driven by unrealized appreciation in certain equity/other investments, which was partially offset by unrealized depreciation in our senior secured loan and bond positions. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2013 was primarily driven by general widening of credit spreads in the third quarter of 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2014, the net increase in net assets resulting from operations was $55,599 ($0.23 per share) compared to a net increase in net assets resulting from operations of $59,617 ($0.23 per share) during the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

We generated investment income of $351,434 and $357,700 for the nine months ended September 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $320,875 and $317,587 of cash income earned as well as $30,559 and $40,113 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The decrease in investment income is due primarily to the reduction in the yield on our investments attributed to a general tightening of spreads in the credit markets.

Expenses

Our net expenses were $177,481 and $165,144 for the nine months ended September 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FB Advisor of $62,229 and $67,541, net of waivers by FB Advisor of base management fees to which it was otherwise entitled of $2,837 and $0, for the nine months ended September 30, 2014 and 2013, respectively. Our operating expenses also include administrative services expenses attributed to FB Advisor of $3,591 and $4,034 for the nine months ended September 30, 2014 and 2013, respectively.

FB Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2014, and 2013, we accrued subordinated incentive fees on income of $45,033 and $47,950, respectively, based upon the performance of our portfolio and paid to FB Advisor $44,542 and $44,788, respectively of subordinated incentive fees on income during the period. During the nine months ended September 30, 2014, we accrued capital gains incentive fees of $6,194 based on the performance of our portfolio, of which $3,480 was based on unrealized gains and $2,714 was based on realized gains. During the nine months ended September 30, 2013, we reversed $621 of capital gains incentive fees previously accrued based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $45,769 and $37,110 for the nine months ended September 30, 2014 and 2013, respectively, in connection with our credit facilities, the JPM Facility and the notes. For the nine months ended September 30, 2014, $2,226 of this amount related to the accelerated amortization of remaining deferred financing costs upon the termination of the Arch Street credit facility. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $824 and $1,063 for the nine months ended September 30, 2014 and 2013, respectively. We incurred fees and expenses with our stock transfer agent of $1,001 and $2,400 for the nine months ended September 30, 2014 and 2013, respectively. Fees for our board of directors were $795 and $689 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we incurred one-time expenses of $7,000 in connection with the listing of our shares on the NYSE, including listing advisory fees of $5,043 and other legal, printing and marketing expenses.

Our other general and administrative expenses totaled $7,002 and $4,978 for the nine months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2014	2013
Expenses associated with our independent audit and related fees	$415	$523
Compensation of our chief compliance officer	74	62
Legal fees	1,813	676
Printing fees	1,963	1,199
Other	2,737	2,518

Total	$7,002	$4,978

During the nine months ended September 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 6.99% and 6.43%, respectively. Our ratio of operating expenses to our average net assets during the nine months ended September 30, 2014 and 2013 includes $45,769 and $37,110, respectively, related to interest expense and $51,227 and $47,329, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 3.23% and 3.13% for the nine months ended September 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The increase in the ratio of operating expenses to average net assets during the nine months ended

September 30, 2014 compared to the nine months ended September 30, 2013 can primarily be attributed to costs associated with the listing, partially offset by a reduction in management fees as a result of the waiver by FB Advisor of certain management fees to which it was otherwise entitled, and subsequent permanent reduction of such fees during the nine months ended September 30, 2014, as well as a reduction in administrative services expenses and stock transfer agent fees charged to us.

Net Investment Income

Our net investment income totaled $173,953 ($0.69 per share) and $192,556 ($0.76 per share) for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, the reduction in the yield of our investments attributed to a general tightening of spreads in the credit markets, and increased interest expense, including the accelerated amortization of remaining deferred financing costs associated with the closing of the Arch Street credit facility, the one-time listing expenses incurred and the increase in capital gains incentive fee during the nine months ended September 30, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $691,863 and $832,027, respectively, during the nine months ended September 30, 2014, from which we realized a net gain of $25,959. We also realized a net loss of $243 from settlements on foreign currency during the nine months ended September 30, 2014. We sold investments and received principal repayments of $900,636 and $1,074,341, respectively, during the nine months ended September 30, 2013, from which we realized a net gain of $37,220. We also realized a net loss of $32 from settlements on foreign currency during the nine months ended September 30, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $5,094 and the net change in unrealized gain (loss) on foreign currency totaled $207. For the nine months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(40,837), and the net change in unrealized gain (loss) on foreign currency was $125. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2014 was primarily driven by unrealized appreciation in certain of our subordinated debt and equity positions, which was partially offset by unrealized depreciation in our senior secured loans. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2013 was primarily driven by a general widening of credit spreads in the second quarter of 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2014, the net increase in net assets resulting from operations was $204,970 ($0.81 per share) compared to a net increase in net assets resulting from operations of $189,032 ($0.75 per share) during the nine months ended September 30, 2013.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, we had $179,984 in cash, which we held in a custodial account, and $160,706 in borrowings available under our financing facilities. On July 14, 2014, we entered into the indenture, in connection with the issuance of $400,000 aggregate principal amount of our 4.000% notes due 2019. The net proceeds to us from the issuance of the notes were approximately $394,392 before expenses, after deducting the underwriting discounts and commissions of $3,600. On July 14, 2014, we used $350,000 of the net proceeds received from the issuance of the notes to repay the Arch Street credit facility in full and $44,392 of the net proceeds to repay borrowings under the Broad Street credit facility. For additional information regarding the notes, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

Below is a summary of our outstanding financing arrangements as of September 30, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L + 1.50%	$80,608	$44,392	December 20, 2014
ING Credit Facility	Revolving Credit Facility	L + 2.50%	$270,886	$29,114	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000	$—	April 15, 2017
Walnut Street Credit Facility	Revolving Credit Facility	L + 1.50% to 2.50%	$212,800	$87,200	May 17, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000	$—	July 15, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2014 were $1,781,431 and 3.06%, respectively. As of September 30, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.30%.

For additional information regarding our outstanding financing arrangements as of September 30, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

On April 16, 2014, shares of our common stock began trading on the NYSE under the ticker symbol “FSIC”. This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

In connection with the listing of our shares of common stock on the NYSE, we terminated the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to our stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, we adopted the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to our stockholders of record as of the close of business on June 24, 2014. During the nine months ended September 30, 2014 and 2013, we issued 4,779,843 and 7,984,869 shares of common stock pursuant to the distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $48,974 and $80,950 at an average price per share of $10.25 and $10.14, respectively. During the period from October 1, 2014 to October 31, 2014, we issued 208,201 shares of common stock pursuant to the new DRP for gross proceeds of $2,122 at an average price per share of $10.19. For additional information regarding the terms of the new DRP, see Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

The following table provides information concerning our repurchases pursuant to our share repurchase program during the nine months ended September 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.00	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.10	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.20	$7,642
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.20	$8,903

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no U.S. federal income taxes.

Following commencement of our investment operations, we declared our first distribution on January 29, 2009. Subject to our board of directors’ discretion and applicable legal restrictions, we currently authorize and declare regular cash distributions on a monthly basis and pay such distributions on a monthly basis. On November 6, 2014, our board of directors approved the declaration and payment of regular cash distributions to our stockholders on a quarterly rather than monthly basis, effective January 1, 2015. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2014 or 2013 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash out of assets legally available for distribution.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.2025	$51,184
June 30, 2013	$0.2048	$52,111
September 30, 2013	$0.2093	$53,626
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696
September 30, 2014(1)	$0.3228	$77,316

(1)	On July 1, 2014, the our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014.

On October 10, 2014, our board of directors declared a regular monthly cash distribution of $0.07425 per share. The regular monthly cash distribution was paid on November 4, 2014 to stockholders of record as of the close of business on October 27, 2014. On October 10, 2014, our board of directors also declared a special cash distribution of $0.10 per share, which will be paid on or about November 14, 2014 to stockholders of record as of the close of business on October 31, 2014. On November 6, 2014, our board of directors declared a regular monthly cash distribution of $0.07425 per share, which will be paid on or about December 2, 2014 to stockholders of record as of the close of business on November 20, 2014.

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

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We have not established limits on the amount of funds we may use from available sources to make distributions.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	118,620	62%	124,747	79%
Short-term capital gains proceeds from the sale of assets	39,835	21%	32,174	21%
Long-term capital gains proceeds from the sale of assets	31,794	17%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$190,249	100%	$156,921	100%

(1)	During the nine months ended September 30, 2014 and 2013, 91.3% and 88.8%, respectively, of our gross investment income was attributable to cash income earned, 5.7% and 9.7%, respectively, was attributable to non-cash accretion of discount and 3.0% and 1.5%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2014 and 2013 was $168,913 and $191,169, respectively. As of September 30, 2014 and December 31, 2013, we had $162,440 and $148,676, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2014 and 2013.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FB Advisor or any independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Our investments as of September 30, 2014 consisted primarily of debt securities that were acquired directly from the issuer. Thirty-four senior secured loan investments, one senior secured bond investment, ten subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price on September 30, 2014. One senior secured loan investment which was newly-issued and purchased near September 30, 2014, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2014 and 2013, we did not incur any interest or penalties.

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

For the three months ended September 30, 2014 and 2013, we incurred $20,000 and $22,720, respectively, in base management fees and $1,202 and $1,243, respectively, in administrative services expenses. For the nine months ended September 30, 2014 and 2013, we incurred $62,229 and $67,541, respectively, in base management fees and $3,591 and $4,034, respectively, in administrative services expenses. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $14,794 and $16,555, respectively, based upon the performance of our portfolio. During the nine months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $45,033 and $47,950, respectively, based upon the performance of our portfolio. During the nine months ended September 30, 2014, we paid FB Advisor $44,542 in subordinated incentive fees on income. As of September 30, 2014, a subordinated incentive fee on income of $14,794 was payable to FB Advisor. During the three months ended September 30, 2014 and 2013, we reversed capital gains incentive fees previously accrued of $910 and $1,548, respectively, in each case, based on the performance of our portfolio. As of December 31, 2013, we had accrued capital gains incentive fees of $32,133 based on the performance of our portfolio, of which $30,543 was based on unrealized gains and $1,590 was based on realized gains. We paid FB Advisor $1,590 in capital gains incentive fees during the nine months ended September 30, 2014. As of September 30, 2014, we had accrued $36,737 in capital gains incentive fees, of which only $2,714 was based on realized gains and was payable to FB Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Broad Street credit facility, the ING credit facility, the JPM Facility, the Walnut Street credit facility and the notes at September 30, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Broad Street(1)	$80,608	$80,608	—	—	—
Borrowings under ING credit facility(2)	$270,886	—	—	$270,886	—
Borrowings of Race Street(3)	$950,000	$950,000	—	—	—
Borrowings of Walnut Street(4)	$212,800	—	$212,800	—	—
Borrowings under 4.000% Notes due 2019(5)	$400,000	—	—	$400,000	—

(1)	At September 30, 2014, $44,392 remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 20, 2014.

(2)	At September 30, 2014, $29,114 remained unused under the ING credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018.

(3)	At September 30, 2014, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of September 30, 2014, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	At September 30, 2014, $87,200 remained unused under the Walnut Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 17, 2017.

(5)	All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable on, July 15, 2019.

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

The incentive fee consisted of three parts under the 2008 investment advisory and administrative services agreement and consists of two parts under each of the April 2014 advisory agreement and July 2014 investment advisory agreement. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter. Under the 2008 investment advisory and administrative services agreement the subordinated incentive fee on income was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once our pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of our pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of our net assets rather than adjusted capital.

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

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$20,000	$22,720	$62,229	$67,541
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(910)	$(1,548)	$6,194	$(621)
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$14,794	$16,555	$45,033	$47,950
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement, July 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$1,202	$1,243	$3,591	$4,034

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. As a result, the amount shown for the nine months ended September 30, 2014 is net of waivers of $2,837. During the nine months ended September 30, 2014 and 2013, $64,920 and $66,240, respectively, in base management fees were paid to FB Advisor. As of September 30, 2014, $20,009 in base management fees were payable to FB Advisor.

(2)	During the nine months ended September 30, 2014 and 2013, we accrued capital gains incentive fees of $6,194 and $(621), respectively, based on the performance of our portfolio. As of September 30, 2014 and December 31, 2013, we had accrued $36,737 and $32,133, respectively, in capital gains incentive fees, of which $34,023 and $30,543, respectively, was based on unrealized gains and $2,714 and $1,590, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. We paid FB Advisor $1,590 in capital gains incentive fees during the nine months ended September 30, 2014.

(3)	During the nine months ended September 30, 2014 and 2013, we paid $44,542 and $44,788, respectively, of subordinated incentive fees on income to FB Advisor. As of September 30, 2014, a subordinated incentive fee on income of $14,794 was payable to FB Advisor.

(4)	During the nine months ended September 30, 2014 and 2013, $2,739 and $3,520, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $3,756 and $3,620 , respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2014 and 2013.

See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including potential conflicts of interest, our exemptive relief order, our previous expense reimbursement arrangement and our trademark license agreement with Franklin Square Holdings.

Item	3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 71.4% of our portfolio investments (based on fair value) paid variable interest rates, 22.1% paid fixed interest rates, 2.5% were income producing equity or other investments, and the remaining 4.0% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Broad Street credit facility, the ING credit facility and the Walnut Street credit facility, Broad Street, the Company and Walnut Street, respectively, borrow at a floating rate based on a benchmark interest rate. Under the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. Under the terms of the indenture for the notes, the Company pays interest to the holders of the notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(897)	$(1,422)	$525	0.1%
Current LIBOR	—	—	—	—
Up 100 basis points	5,653	5,690	(37)	(0.0)%
Up 300 basis points	63,638	17,069	46,569	13.2%
Up 500 basis points	124,515	28,448	96,067	27.1%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item	4. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended September 30, 2014. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31, 2014	—	$—	—	$117,725
August 1 to August 31, 2014	405,696	10.3279	405,696	$113,527
September 1 to September 30, 2014	27,400	10.3435	27,400	$113,243

Total	433,096	$10.3289	433,096

(1)	On February 19, 2014, we filed a Current Report on Form 8-K to announce that we had been informed by Franklin Square Holdings and certain members of our management and members of management of Franklin Square Holdings that they were considering purchasing shares of our common stock. On June 12, 2014, each of Franklin Square Holdings and FSIC Holdings, LLC, or FSIC Holdings, entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or, respectively, the FSH Trading Plan and the FSIC Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plans. The FSH Trading Plan and the FSIC Trading Plan provided for the purchase of up to $100,000 and $17,725, respectively, worth of shares of our common stock, subject to the limitations provided therein. Both the FSH Trading Plan and the FSIC Trading Plan expired on September 26, 2014, in accordance with their respective terms.
(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan and the FSIC Trading Plan during the applicable periods does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item	3. Defaults upon Senior Securities.

Not applicable.

Item	4. Mine Safety Disclosures.

Not applicable.

Item	5. Other Information.

As a result of the listing of our shares of common stock on the NYSE, effective November 7, 2014, Franklin Square Holdings terminated the expense reimbursement agreement. Pursuant to the terms thereof, we and Franklin Square Holdings were permitted to terminate the expense reimbursement agreement at any time and no termination or other fee was payable in connection with the termination of the agreement. No reimbursements were made, and no reimbursements were expected to be made in the foreseeable future, by Franklin Square Holdings, pursuant to the expense reimbursement agreement.

A description of the terms and conditions of the expense reimbursement agreement is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference.

Franklin Square Holdings is controlled by our chairman and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman, and is the parent of FB Advisor, our investment adviser. Franklin Square Holdings has funded certain of our offering costs and organization costs. In addition, we have entered into a trademark license agreement with Franklin Square Holdings, whereby Franklin Square Holdings has granted us a non-exclusive, non-transferable, royalty-free right and license to use the name “FS Investment Corporation” and other certain trademarks as a component of our name (and in connection with marketing the investment advisory and other services that FB Advisor may provide to us).

The foregoing description of the expense reimbursement agreement is a summary only and is qualified in its entirety by reference to the text of the expense reimbursement agreement, which is filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2013, and is incorporated herein by reference.

Item	6. Exhibits.

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report in Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.12	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.13	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.15	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.16	Asset Transfer Agreement, dated as of July 21, 2011, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.17	Amendment No. 1 to Asset Transfer Agreement, dated as of February 15, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.18	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.19	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.20	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Indenture, dated as of July 21, 2011, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.23	Supplemental Indenture No. 1, dated as of February 15, 2012, by and between Locust Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.24	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.25	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.26	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.27	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.28	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.29	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.30	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.31	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.32	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.33	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.35	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.36	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.39	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.40	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.41	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.43	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)
10.44	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.45	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.46	Control Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.47	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2014.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)