Form 10-K
period 2014-12-31
FS Investment CORP
filed 2015-03-02
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00757

FS Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.5 billion.

There were 241,101,434 shares of the registrant’s common stock outstanding as of February 27, 2015.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, we had total assets of approximately $4.4 billion.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FB Advisor has engaged GSO /Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $72.9 billion in assets under management as of December 31, 2014.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,178,075. During the same period, we sold investments for proceeds of $1,246,624 and received principal repayments of $875,315. As of December 31, 2014, our investment portfolio, with a total fair value of $4,183,447 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $155.2 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.4% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.0% based upon the amortized cost of our investments.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FB Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FB Advisor, GDFM and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Our Public Offering and Listing

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

Distributions

Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)(2)	$0.8586	$197,906
2013(3)	0.8303	212,153
2014(4)(5)	1.0843	267,856

(1)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(2)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(3)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(4)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014.

(5)	On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, our board of directors also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On January 13, 2015, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 2, 2015 to stockholders of record as of the close of business on March 25, 2015.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About FB Advisor

FB Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations team of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ three other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FB Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$3,450,406
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,501,423
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$595,301
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$224,870

(1)	As of September 30, 2014, except as otherwise noted below.

(2)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Gross assets shown as of June 30, 2014.

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

All of our investment decisions require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, our president, Zachary Klehr, our executive vice president, and Sean Coleman, our managing director. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the compensation we pay to FB Advisor and the compensation FB Advisor pays to GDFM to determine, among other things, whether such compensation is reasonable in light of the services provided.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation II and FS Investment Corporation III. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2014, GSO and its affiliates, excluding Blackstone, managed approximately $72.9 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $290.4 billion as of December 31, 2014. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the NYSE under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC are not incorporated by reference into this annual report on Form 10-K and you should not consider that information to be part of this annual report on Form 10-K.

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

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., they are due to receive payment before unsecured creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service, Inc.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its 2007 economic census, there were approximately 40,000 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies contracted to 4% of overall middle market loan volume in 2014, down from 9% in 2013 and nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and the role they play in providing capital to middle market companies.

In addition, regulatory uncertainty regarding collateralized loan obligations, or CLOs, may limit financing once available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold certain CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.2% of the institutional investor base for broadly syndicated loans in 2014, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. The securities in which we invest may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private U.S. middle market companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FB Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy.

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

Operating and Regulatory Structure

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our amended and restated investment advisory agreement, dated July 17, 2014, or the July 2014 investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on the average value of our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FB Advisor.

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

Pursuant to the administration agreement, we reimburse FB Advisor for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor. We reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FB Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FB Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We have also contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S middle market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 10.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 9.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 7.5% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

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

•

negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

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

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

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

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team from GDFM and FB Advisor conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$484,332	12%	$510,687	12%
2	3,213,335	77%	3,244,518	79%
3	434,620	10%	340,238	8%
4	37,178	1%	40,034	1%
5	13,982	0%	2,104	0%

Total	$4,183,447	100%	$4,137,581	100%

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$65,808		$59,192	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$123,019	(1)	$176,981	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,625 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $1,825,246 and 3.16%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 3.53%.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for additional information regarding our financing arrangements.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At a 2014 special stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 17, 2014 and expiring on July 17, 2015. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FB Advisor or GDFM in transactions originated by FB Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FB Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FB Advisor, GDFM and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FB Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics

We and FB Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. On March 11, 2014, our board of directors adopted a revised code of business conduct and ethics, or code of ethics, that amended, restated and replaced the prior code of business conduct, ethics and statement on the prohibition of insider trading applicable to us. The code of ethics (i) clarified the applicability of certain provisions of the code of ethics to persons associated with FB Advisor to the extent such persons are not covered by a separate code of ethics and (ii) removed our insider trading policy from the code of ethics to a separate document administered by us. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on March 12, 2014. Stockholders may also read and copy our and FB Advisor’s code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our and FB Advisor’s code of ethics is available on our website at www.fsinvestmentcorp.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our and FB Advisor’s code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

As an investment adviser registered under the Advisers Act, FB Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FB Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

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

Stockholders may obtain information, without charge, regarding how FB Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

Taxation as a RIC

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and net capital gains for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the tax year:

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestmentcorp.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. You also may inspect and copy these reports, proxy statements and other information, as well as this annual report of Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling, most recently until March 16, 2015. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended completely in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve has also indicated that it may raise interest raise interest rates as early as mid-2015. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserves’ stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P’s Ratings Services further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Future economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions (such as the economic downturn that occurred from 2008 through 2009) and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

Where prices appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Our Business and Structure

Our ability to achieve our investment objectives depends on FB Advisor’s and GDFM’s ability to manage and support our investment process and if either our agreement with FB Advisor or FB Advisor’s agreement with GDFM were to be terminated, or if either FB Advisor or GDFM lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FB Advisor and GDFM. FB Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FB Advisor and its senior management team. The departure of any members of the senior management team or other key employees of either FB Advisor or GDFM could have a material adverse effect on our ability to achieve our investment objectives.

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

In addition, each of the investment advisory agreement and administration agreement that FB Advisor has entered into with us, as well as the sub-advisory agreement that FB Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by FB Advisor, upon 60 days’ notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

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

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which investors may not agree. We also cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FB Advisor under the investment advisory agreement, we would incur the entire compensation and benefits costs of our officers and other employees and consultants. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FB Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Future legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowing of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NYSE. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Risks Related to FB Advisor, GDFM and their respective Affiliates

FB Advisor, GDFM and their affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FB Advisor, GDFM and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FB Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, and FB Advisor shares a portion of these fees with GDFM pursuant to the sub-advisory agreement between FB Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FB Advisor may be incentivized to make investments on our behalf, and GDFM to recommend investments for us to

FB Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FB Advisor to use leverage to increase the return on our investments. In addition, because the management fee is based upon the average value of our gross assets, which includes any borrowings for investment purposes, FB Advisor may be incentivized to recommend the use leverage or the issuance of additional equity to make additional investments and increase the average value of or gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FB Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FB Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FB Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FB Advisor to manage our day-to-day activities and to implement our investment strategy. FB Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FB Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FB Advisor and its employees will devote only as much of its or their time to our business as FB Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

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

FB Advisor’s liability is limited under each of our investment advisory agreement and our administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to each of our investment advisory agreement and our administration agreement, FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor will not be liable to us for their acts under our investment advisory agreement or our administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FB Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory agreement or our administration agreement, as applicable. These protections may lead FB Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain our RIC status we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. . Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

Our investments in senior secured loans, second lien secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans, Second Lien Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interest such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which can result in significant reductions our net asset values for a given period.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our stockholders.

Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates increase, those securities with a lower yield-at-cost can experience a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.

Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. An increase in interest rates would make it more expensive to use debt to finance our investments or to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.

We have and may continue to increase our floating rate investments to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. We have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided. Adverse developments resulting from hedging transactions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to FB Advisor with respect to pre-incentive fee net investment income.

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

Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Our investments may include original issue discount instruments.

To the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

•

For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

The deferral of paid-in-kind, or PIK, interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election; and

•	Original issue discount may create a risk of non-refundable cash payments to FB Advisor based on non-cash accruals that may never be realized.

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

Risks Related to Debt Financing

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our common shares.

The use of indebtedness, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, our stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of consolidated interest payable on our indebtedness would cause our net income to increase more than it would without leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders.

The agreements governing our debt financing arrangements contain various covenants which, if not complied with, have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiaries’ financing arrangements require us and our subsidiaries to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolio may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. For example, the agreements governing the Broad Street credit facility require Broad Street to comply with certain operational covenants, including maintaining eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the Broad Street credit facility, and a decline in the value of assets owned by Broad Street could result in our being required to contribute additional assets to Broad Street.

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of debt financings.

We are subject to risks associated with our debt securitization facility.

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, we entered into an amendment to our debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, pursuant to which $950.0 million will be made available to us to fund investments and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as income producing assets, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under the Class A Notes to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time is $1.14 billion. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

Race Street, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, and subsequently amended as of October 24, 2013 and as of November 19, 2014, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Race Street for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $1.14 billion. Accordingly, the maximum amount payable at any time to Race Street under the JPM Facility will not exceed $950.0 million.

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

Our equity investment in Locust Street is unsecured and ranks behind all of the creditors, known or unknown, of Locust Street, including the holders of the Class A Notes. Consequently, if the value of Locust Street’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates generally, the value of our equity investment in Locust Street could be reduced. Accordingly, our investment in Locust Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Locust Street’s assets decreases and Locust Street is unable to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s assets is not sufficient to meet Race Street’s payment obligations to JPM, we would need to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

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

Our equity investment in Race Street is unsecured and ranks behind all of the creditors, known or unknown, of Race Street, including JPM. Consequently, if the value of Race Street’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates generally, the value of our equity investment in Race Street could be reduced. Accordingly, our investment in Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Race Street’s assets decreases or Locust Street fails to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s assets is not sufficient to meet Race Street’s payment obligations to JPM, we would need to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Race Street.

Our equity investments in Locust Street and Race Street have a high degree of leverage.

As of December 31, 2014, Locust Street had issued Class A Notes in an aggregate amount of $1.14 billion (the maximum amount of Class A Notes permitted to be issued by Locust Street under the Amended and Restated Indenture). The fair value of assets held by Locust Street as of December 31, 2014 was approximately $1,832,095, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. The repurchase amount payable by Race Street to JPM under the JPM Facility in respect of the issued Class A Notes is $950.0 million, plus applicable interest, and as of December 31, 2014, the fair value of assets held by Race Street was approximately $855,341. The market value of our equity assets in Locust Street and Race Street may be significantly affected by a variety of factors, including changes in the market value of the assets held by Locust Street and Race Street, changes in distributions on the assets held by Locust Street and Race Street, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investments in Locust Street and Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Locust Street under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Amended and Restated Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Amended and Restated Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Locust Street. Locust Street may not have funds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Locust Street to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Locust Street may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Amended and Restated Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of assets held by Locust Street to the amount of interest payable in respect of the Class A Notes on the following payment date. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of assets held by Locust Street must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate par value of the portfolio of assets (other than any asset acquired for a purchase price of less than 80% of its par value, which asset will be assigned a value equal to their purchase price) plus cash held by Locust Street to the aggregate outstanding par value of the Class A Notes. To meet the Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any assets acquired for a purchase price of less than 80% of its par value, which assets will be assigned a value equal to their purchase price) plus cash held by Locust Street must equal at least 145.36% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of assets (other than any defaulted assets, which assets will be assigned a value equal to its market value) held by Locust Street to the aggregate outstanding par value of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any defaulted assets, which assets will be assigned a value equal to its market value) held by Locust Street must equal at least 130% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of assets held by Locust Street to certain benchmarks as described more fully in the Amended and Restated Indenture.

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

If at any time during the term of the JPM Facility the market value of the underlying assets held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the underlying assets held by Race Street must be at least $648.0 million, or the Market Value Requirement. In either such event, in order to satisfy these requirements, Race Street intends to borrow funds from us pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012 and April 23, 2013, between Race Street, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Race Street to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Locust Street or Race Street, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Locust Street and Race Street, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Locust Street and Race Street. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings of an investment may change the terms of the investments and, in some cases, may result in Locust Street or Race Street holding assets that do not meet certain specified criteria for the investments specified in the JPM Facility documentation. This could adversely impact the coverage and quality tests under the Amended and Restated Indenture applicable to Locust Street. This could also adversely impact the ability of Locust Street to meet the Margin Threshold and Race Street to meet the Market Value Requirement. Any amendment, waiver, modification or other restructuring of an investment that reduces Locust Street’s compliance with the coverage and quality tests under the Amended and Restated Indenture will make it more likely that Locust Street will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring of an investment that reduces Locust Street’s ability to meet the Margin Threshold or Race Street’s ability to meet the Market Value Requirement will make it more likely that Race Street will need to retain assets, including cash, to increase the market value of the assets held by Race Street and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying assets held by Locust Street is less than the Margin Threshold. Any such use of cash by Locust Street or Race Street would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Locust Street or Race Street.

We receive cash from Locust Street and Race Street only to the extent that Locust Street or Race Street, respectively, makes distributions to us. Locust Street may make distributions to us, in turn, only to the extent permitted by the Amended and Restated Indenture. The Amended and Restated Indenture generally provides that distributions by Locust Street may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Race Street may make distributions to us only to the extent permitted by the JPM Facility. The JPM Facility generally provides that distributions by Race Street may not be made if the Margin Threshold has not been met or if the market value of the underlying assets held by Race Street is less than the Market Value Requirement. If we do not receive cash from Locust Street or Race Street, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

Risks Related to an Investment in Our Common Stock

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

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. We may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares, which may result in increased tax liability to stockholders when they sell their shares.

Our shares of common stock may trade at a discount to net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. At a 2014 special stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 17, 2014 and expiring on July 17, 2015. We may not be able to obtain the necessary approvals to sell shares of common stock below net asset value after that date.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of a securities offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Stockholders who do not participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter: (a) classifying our board of directors into three classes serving staggered three-year terms, (b) providing that a director may be removed only for cause and only by vote of at least two-thirds of the votes entitled to be cast, and (c) authorizing our board of directors to (i) classify or reclassify shares of our stock into one or more classes or series, (ii) cause the issuance of additional shares of our stock, and (iii) amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in the best interest of our stockholders.

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

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of our BDC or RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of FB Advisor’s or GDFM’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the economy;

•	general economic trends and other external factors; and

•	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stuck fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.

We also cannot assure you that the issuance of preferred stock, debt securities or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

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

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. If we receive such approval from stockholders in the future, we may issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute our stockholders’ interest in our common stock and reduce our net asset value per share.

On July 17, 2014, we obtained the approval of our stockholders to issue shares of common stock at prices below the then current net asset value of our common stock, subject to certain conditions, during the period beginning on July 17, 2014 and expiring on July 17, 2015. We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock in one or more offerings for a twelve-month period. Such approval may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe the material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

Market Information

Our common stock has been listed on the NYSE under the ticker symbol “FSIC” since April 16, 2014. Prior to such date, there was no public market for our common stock. Our shares of common stock have historically traded at prices both above and below our net asset value per share. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See “Risk Factors—Risks Related to an Investment in Our Common Stock—Our shares of common stock may trade at a discount to net asset value.”

The following table sets forth the net asset value per share of our common stock as of the applicable period end and the range of high and low closing sales prices of our common stock as reported on the NYSE during such period. On February 27, 2015, the last reported closing sales price of our common stock on the NYSE was $10.00 per share.

	Net Asset Value Per Share(1)	Closing Sales Price
For the Three Months Ended		High	Low
Fiscal 2014
Period from April 16, 2014 to June 30, 2014	$10.28	$10.67	$10.07
September 30, 2014	10.19	10.77	10.25
December 31, 2014	9.83	10.63	9.85

(1)	Net asset value per share is determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant period.

As of February 27, 2015, we had 3,407 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

Listing Tender Offer and Share Repurchase Program

On April 16, 2014, we commenced a modified “Dutch auction” tender offer, or the listing tender offer, to purchase for cash up to $250,000 in value of our shares of common stock from our stockholders. In accordance with the terms of the listing tender offer, we selected the lowest price, not greater than $11.00 per share or less than $10.35 per share, net to the tendering stockholder in cash, less any applicable withholding taxes and without interest, that enabled us to purchase the maximum number of shares of common stock properly tendered in the listing tender offer and not properly withdrawn having an aggregate purchase price of up to $250,000.

The listing tender offer expired on May 28, 2014. Due to the oversubscription of the listing tender offer, on June 4, 2014, we accepted for purchase on a pro rata basis 23,255,813 shares of common stock, or approximately 96.6% of the shares tendered, at a purchase price of $10.75 per share, for an aggregate cost of approximately $250,000, excluding fees and expenses relating to the listing tender offer. The 23,255,813 shares of common stock accepted for purchase in the listing tender offer represented approximately 8.9% of our issued and outstanding shares of common stock as of June 4, 2014.

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

The following table provides information concerning our repurchases pursuant to our former share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
September 30, 2012	October 1, 2012	672,064	100%	$9.900	$6,653
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642
September 30, 2013	October 1, 2013	656,541	100%	$10.200	$6,697
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.200	$8,903

Distributions

Following the formal commencement of our investment operations, we declared our first distribution on January 29, 2009. Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)(2)	$0.8586	$197,906
2013(3)	0.8303	212,153
2014(4)(5)	1.0843	267,856

(1)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(2)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(3)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(4)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014.

(5)	On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, our board of directors also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On January 13, 2015, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 2, 2015 to stockholders of record as of the close of business on March 25, 2015.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS Investment Corporation under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of operations data:
Investment income	$464,819	$474,566	$303,222	$115,484	$30,670
Operating expenses
Total expenses and excise taxes	225,648	229,590	169,315	44,120	21,278
Less: Expense reimbursement from sponsor	(2,837)	—	—	—	—

Net expenses and excise taxes	222,811	229,590	169,315	44,120	21,278

Net investment income (loss)	242,008	244,976	133,907	71,364	9,392
Total net realized and unrealized gain (loss) on investments	(47,227)	20,864	196,292	(17,894)	18,872

Net increase (decrease) in net assets resulting from operations	$194,781	$265,840	$330,199	$53,470	$28,264

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.97	$0.96	$0.59	$0.76	$0.40

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.78	$1.04	$1.45	$0.57	$1.21

Distributions declared(2)	$1.08	$0.83	$0.86	$0.91	$0.87

Balance sheet data:
Total assets	$4,354,886	$4,444,577	$4,346,753	$2,144,225	$782,005

Credit facilities, notes and repurchase agreement payable	$1,863,827	$1,673,682	$1,649,713	$554,286	$297,201

Total net assets	$2,366,986	$2,640,992	$2,511,738	$1,498,892	$389,232

Other data:
Total return based on net asset value(3)	7.17%	10.43%	15.83%	8.93%	13.08%
Total return based on market value(4)	5.35%	—%	—%	—%	—%
Number of portfolio company investments at period end	118	165	263	183	144
Total portfolio investments for the period	$2,178,075	$2,641,733	$3,863,334	$1,978,499	$849,242
Proceeds from sales and prepayments of investments	$2,121,939	$2,510,887	$1,971,447	$858,661	$240,054

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)

The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(4)	The total return based on market value was calculated by taking the closing price of our shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of our shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). The historical calculation of total return based on market value in the table should not be considered a representation of our future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P. We also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory agreement and the administration agreement, interest expense from financing facilities and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

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

Pursuant to the administration agreement, we reimburse FB Advisor for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor. We reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FB Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings had agreed to reimburse us for expenses in an amount that was sufficient to ensure that no portion of our distributions to stockholders were paid from proceeds of the sale of shares of our common stock or borrowings.

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

Portfolio Investment Activity for the Year Ended December 31, 2014 and 2013

During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,178,075. During the same period, we sold investments for proceeds of $1,246,624 and received principal repayments of $875,315. As of December 31, 2014, our investment portfolio, with a total fair value of $4,183,447 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $155.2 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.4% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.0% based upon the amortized cost of our investments.

During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,641,733. During the same period, we sold investments for proceeds of $1,137,264 and received principal repayments of $1,373,623. As of December 31, 2013, our investment portfolio, with a total fair value of $4,137,581 (51% in first lien senior secured loans, 22% in second lien senior secured loans, 9% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other), consisted of interests in 165 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $190.7 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 97.3% of par or stated value, as applicable, and our estimated gross annual portfolio yield, prior to leverage, was 10.1% based upon the amortized cost of our investments.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2014 and 2013:

	For the Year Ended
Net Investment Activity	December 31, 2014	December 31, 2013
Purchases	$2,178,075	$2,641,733
Sales and Redemptions	(2,121,939)	(2,510,887)

Net Portfolio Activity	$56,136	$130,846

	For the Year Ended
	December 31, 2014		December 31, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,260,125	58%	$1,646,725	62%
Senior Secured Loans—Second Lien	386,982	17%	446,626	17%
Senior Secured Bonds	215,937	10%	231,539	9%
Subordinated Debt	169,456	8%	239,201	9%
Collateralized Securities	19,217	1%	47,340	2%
Equity/Other	126,358	6%	30,302	1%

Total	$2,178,075	100%	$2,641,733	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,215,957	$2,206,206	53%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	713,675	708,255	17%	875,276	897,845	22%
Senior Secured Bonds	423,961	359,275	8%	414,297	385,548	9%
Subordinated Debt	467,645	464,304	11%	421,964	426,728	10%
Collateralized Securities	110,362	123,920	3%	120,206	140,508	4%
Equity/Other	250,497	321,487	8%	142,114	163,344	4%

Total	$4,182,097	$4,183,447	100%	$4,054,085	$4,137,581	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Number of Portfolio Companies	118	165
% Variable Rate (based on fair value)	69.0%	72.2%
% Fixed Rate (based on fair value)	23.3%	23.5%
% Income Producing Equity or Other Investments (based on fair value)	2.9%	2.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.8%	1.9%
Average Annual EBITDA of Portfolio Companies	$155,200	$190,700
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.4%	97.3%
% of Investments on Non-Accrual (based on fair value)	0.3%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.0%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.2%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2014:

New Direct Originations	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Total Commitments (including unfunded commitments)	$258,562	$1,609,397
Exited Investments (including partial paydowns)	(88,376)	(543,599)

Net Direct Originations	$170,186	$1,065,798

	For the Three Months Ended December 31, 2014		For the Year Ended December 31, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$92,101	36%	$941,906	59%
Senior Secured Loans—Second Lien	—	—	290,332	18%
Senior Secured Bonds	74,813	29%	118,336	7%
Subordinated Debt	50,000	19%	163,256	10%
Collateralized Securities	19,460	7%	19,460	1%
Equity/Other	22,188	9%	76,107	5%

Total	$258,562	100%	$1,609,397	100%

	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$23,506	$37,428
Weighted Average Maturity for New Direct Originations	11/19/21	7/14/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	8.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	10.5%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.1%	10.0%

The following table presents certain selected information regarding our direct originations as of December 31, 2014 and 2013:

Characteristics of All Direct Originations held in Portfolio	December 31, 2014	December 31, 2013
Number of Portfolio Companies	52	35
Average Annual EBITDA of Portfolio Companies	$47,200	$34,900
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity / Other and Collateralized Securities	4.6x	4.0x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,147,946	75%	$2,096,806	51%
Opportunistic	790,060	19%	1,155,322	28%
Broadly Syndicated/Other	245,441	6%	885,453	21%

Total	$4,183,447	100%	$4,137,581	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$24,737	1%	$51,551	1%
Capital Goods	964,394	23%	858,352	21%
Commercial & Professional Services	283,513	7%	318,196	8%
Consumer Durables & Apparel	319,160	8%	306,917	7%
Consumer Services	692,533	17%	436,650	11%
Diversified Financials	179,548	4%	160,678	4%
Energy	434,424	10%	468,036	11%
Food & Staples Retailing	18,324	0%	29,484	1%
Food, Beverage & Tobacco	—	—	4,042	0%
Health Care Equipment & Services	104,205	3%	176,010	4%
Household & Personal Products	—	—	66,300	2%
Insurance	—	—	17,814	0%
Materials	297,179	7%	233,719	6%
Media	157,443	4%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	16,243	0%	57,794	1%
Retailing	5,004	0%	69,171	2%
Software & Services	312,505	7%	366,976	9%
Technology Hardware & Equipment	137,471	3%	134,121	3%
Telecommunication Services	161,951	4%	178,977	4%
Transportation	74,813	2%	9,510	0%

Total	$4,183,447	100%	$4,137,581	100%

As of December 31, 2014, except for one equity/other investment, Fronton Investor Holdings, LLC, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2014, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities or delayed draw credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014, we had ten such investments with aggregate unfunded commitments of $101,099 and one equity/other investment with an unfunded commitment of $788. As of December 31, 2013, we had five such investments with aggregate unfunded commitments of $48,439 and one equity/other investment with an unfunded commitment of $4,629. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$484,332	12%	$510,687	12%
2	3,213,335	77%	3,244,518	79%
3	434,620	10%	340,238	8%
4	37,178	1%	40,034	1%
5	13,982	0%	2,104	0%

Total	$4,183,447	100%	$4,137,581	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2014 and December 31, 2013

Revenues

We generated investment income of $464,819 and $474,566 for the years ended December 31, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $423,550 and $423,585 of cash income earned as well as $41,269 and $50,981 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The decrease in investment income is due primarily to the reduction in the yield on our investments during the first nine months of 2014, which was attributed to a general tightening of spreads in the credit markets during this period. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

During the years ended December 31, 2014 and 2013, we generated $44,961 and $37,084, respectively, of fee income, which represented 9.7% and 7.8%, respectively of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our expenses were $222,811 and $229,590 for the years ended December 31, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FB Advisor of $81,780 and $90,247 for the years ended December 31, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $4,794 and $5,165 for the years ended December 31, 2014 and 2013, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the year ended December 31, 2014, we accrued a subordinated incentive fee on income of $58,122 and paid FB Advisor $59,336 in respect of such fee. As of December 31, 2014, a subordinated incentive fee on income of $13,089 was payable to FB Advisor. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $62,253 and paid FB Advisor $61,343 in respect of such fee. During the year ended December 31, 2014, we reversed capital gains incentive fees of $9,468 based on the performance of our portfolio. During the year ended December 31, 2013, we accrued capital gains incentive fees of $4,173 based on the performance of our portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $64,804 and $50,763 for the years ended December 31, 2014 and 2013, respectively, in connection with our credit facilities, the JPM Facility and the notes. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,223 and $1,390 for the years ended December 31, 2014 and 2013, respectively. We incurred fees and expenses with our stock transfer agent of $1,037 and $2,820 for the years ended December 31, 2014 and 2013, respectively. Fees for our board of directors were $1,027 and $943 for the years ended December 31, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $9,049 and $6,094 for the years ended December 31, 2014 and 2013, respectively, and consisted of the following:

	Year Ended December 31,
	2014	2013
Expenses associated with our independent audit and related fees	$456	$572
Compensation of our chief compliance officer	100	100
Legal fees	3,071	1,510
Printing fees	1,792	1,500
Other	3,630	2,412

Total	$9,049	$6,094

During the years ended December 31, 2014 and 2013, we accrued $5,400 and $5,742, respectively, for excise taxes.

During the years ended December 31, 2014 and 2013, the ratio of our expenses to our average net assets was 8.79% and 8.90%, respectively. Our ratio of expenses to our average net assets during the years ended December 31, 2014 and 2013 includes $64,804 and $50,763, respectively, related to interest expense, $48,654 and $66,426, respectively, related to accruals for incentive fees and an accrual of $5,400 and $5,742, respectively, for excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 4.10% and 4.14% for the years ended December 31, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets during the year ended December 31, 2014 compared to the year ended December 31, 2013 can primarily be attributed to a reduction in management fees as a result of the waiver by FB Advisor of certain management fees to which it was otherwise entitled, and subsequent permanent reduction of such fees during the year ended December 31, 2014, as well as a reduction in administrative services expenses and stock transfer agent fees charged to us, which were partially offset by costs associated with the listing of our common stock on the NYSE.

Net Investment Income

Our net investment income totaled $242,008 ($0.97 per share) and $244,976 ($0.96 per share) for the years ended December 31, 2014 and 2013, respectively. The decrease in net investment income can be attributed to, among other things, a reduction in revenues for the year ended December 31, 2014 which were largely offset by the expense reductions noted above. The increase in net investment income on a per share basis is due to a year over year decline in average shares outstanding as a result of our listing tender offer.

Net Realized Gains or Losses

We sold investments and received principal repayments of $1,246,624 and $875,315, respectively, during the year ended December 31, 2014, from which we realized a net gain of $30,607. We also realized a net loss of $301 from settlements on foreign currency during the year ended December 31, 2014. We sold investments and received principal repayments of $1,137,264 and $1,373,623, respectively, during the year ended December 31, 2013, from which we realized a net gain of $47,014. We also realized a net loss of $111 from settlements on foreign currency during the year ended December 31, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(82,146) and the net change in unrealized gain (loss) on foreign currency totaled $4,613. For the year ended December 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(25,982) and the net change in unrealized gain (loss) on foreign currency totaled $(57). The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2014 was primarily driven by a general widening of credit spreads on our loan and debt investments during the fourth quarter, partially offset by increased valuations of certain of our equity/other positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2014, the net increase in net assets resulting from operations was $194,781 ($0.78 per share) compared to a net increase in net assets resulting from operations of $265,840 ($1.04 per share) during the year ended December 31, 2013.

Comparison of the Years Ended December 31, 2013 and December 31, 2012

Revenues

We generated investment income of $474,566 and $303,222 for the years ended December 31, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $423,585 and $279,152 of cash income earned as well as $50,981 and $24,070 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income during the year ended December 31, 2013 was due primarily to the growth in the average balance of our portfolio over the last year and the increase in the number of directly originated transactions during the year.

Expenses

Our expenses were $229,590 and $169,315 for the years ended December 31, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FB Advisor of $90,247 and $68,059 for the years ended December 31, 2013 and 2012, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $5,165 and $5,297 for the years ended December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013 and 2012, the ratio of our expenses to our average net assets was 8.90% and 7.67%, respectively. Our ratio of expenses to our average net assets during the years ended December 31, 2013 and 2012 includes $50,763 and $30,227, respectively, related to interest expense, $66,426 and $53,144, respectively, related to accruals for incentive fees and an accrual of $5,742 and $500, respectively, for excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 4.14% and 3.87% for the years ended December 31, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The higher ratio of expenses to average net assets during the year ended December 31, 2013 compared to the year ended December 31, 2012 can primarily be attributed to higher management fees as a percentage of average net assets as a result of the termination of the total return swap between Arch Street Funding LLC, our wholly-owned, special-purpose financing subsidiary, and Citibank, N.A., or the TRS, and the replacement of such financing arrangement with a revolving credit facility, or the Arch Street credit facility.

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

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2014, we had $96,844 in cash, which we held in a custodial account, and $236,173 in borrowings available under our financing arrangements. On April 16, 2014, shares of our common stock began trading on the NYSE under the ticker symbol “FSIC.” This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

On April 3, 2014, we entered a senior secured revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto, or the ING credit facility. The ING credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for us to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments.

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

The listing tender offer expired on May 28, 2014. Due to the oversubscription of the listing tender offer, on June 4, 2014, we accepted for purchase on a pro rata basis 23,255,813 shares of common stock, or approximately 96.6% of the shares tendered, at a purchase price of $10.75 per share, for an aggregate cost of approximately $250,000, excluding fees and expenses relating to the listing tender offer. The 23,255,813 shares of common stock accepted for purchase in the listing tender offer represented approximately 8.9% of our issued and outstanding shares of common stock as of June 4, 2014. We used available cash and borrowings under the ING credit facility to fund the purchase of shares of common stock in the listing tender offer and to pay for all related fees and expenses.

On July 14, 2014, we issued $400,000 aggregate principal amount of our 4.000% notes due 2019. The net proceeds to us from the issuance of the 4.000% notes were approximately $394,392 before expenses, after deducting the underwriting discounts and commissions of $3,600. On July 14, 2014, we used $350,000 of the net proceeds received from the issuance of the 4.000% notes to repay the Arch Street credit facility in full and $44,392 of the net proceeds to repay borrowings under the Broad Street credit facility.

On December 3, 2014, we issued $325,000 aggregate principal amount of our 4.250% notes due 2020. The net proceeds to us from the issuance of the 4.250% notes were approximately $320,886 before expenses, after deducting the underwriting discounts and commissions of $2,925. On December 3, 2014, we used $236,300 of the net proceeds received from the issuance of the 4.250% notes to repay the Walnut Street credit facility in full and $84,586 of the net proceeds to repay borrowings under the ING credit facility.

Historically, we conducted quarterly tender offers pursuant to our share repurchase program to provide our stockholders with limited liquidity. In anticipation of the listing of our shares of common stock on the NYSE, our board of directors terminated our share repurchase program effective March 21, 2014.

The following table provides information concerning our repurchases pursuant to our former share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
September 30, 2012	October 1, 2012	672,064	100%	$9.900	$6,653
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642
September 30, 2013	October 1, 2013	656,541	100%	$10.200	$6,697
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.200	$8,903

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$65,808		$59,192	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$123,019	(1)	$176,981	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,625 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $1,825,246 and 3.16%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 3.53%.

Arch Street Credit Facility

On July 14, 2014, Arch Street repaid the revolving credit facility, or the Arch Street credit facility, with Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Arch Street credit facility provided for borrowings in an aggregate principal amount up to $350,000 on a committed basis. Prior to the termination of the Arch Street credit facility, borrowings under the Arch Street credit facility accrued interest at a rate equal to three-month LIBOR plus 2.05% per annum. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee of 0.50% to the extent the aggregate principal amount available under the facility was not borrowed.

As of December 31, 2014 and 2013, $0 and $373,682, respectively, was outstanding under the Arch Street credit facility. We incurred costs of $4,884 in connection with obtaining and amending the Arch Street credit facility, which we had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Arch Street credit facility on July 14, 2014, $2,226 of remaining unamortized deferred financing costs were charged to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$4,173	$10,093	$3,766
Non-usage fees	220	311	22
Amortization of deferred financing costs	2,896	1,481	507

Total interest expense	$7,289	$11,885	$4,295

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$6,464	$12,121	$—
Average borrowings under the facility(2)	$360,986	$488,712	$470,962
Effective interest rate on borrowings (including the effect of non-usage fees)	—%	1.99%	2.30%
Weighted average interest rate (including the effect of non-usage fees)	2.24%	2.10%	2.33%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Arch Street credit facility are calculated from the beginning of the period to July 14, 2014, the date we terminated the facility.

Borrowings of Arch Street were considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Broad Street Credit Facility

On January 28, 2011, Broad Street, Deutsche Bank and the other lenders party thereto entered into the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility that extended the maturity date to December 20, 2014 and reduced the maximum amount which could be borrowed under the facility to $125,000. On December 18, 2014, Broad Street and Deutsche Bank entered into a further amendment to the facility which extended the maturity date to December 18, 2015, incorporated a commitment fee of 1.50% payable on unused amounts (triggered after five consecutive business days of Broad Street utilizing less than 33% of the maximum commitment), and gave Broad Street the right to reduce the maximum commitment upon three (3) days’ notice to the administrative agent. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

Under the Broad Street credit facility, we transfer debt securities to Broad Street from time to time as a contribution to capital and retains a residual interest in the contributed debt securities through its ownership of Broad Street. The obligations of Broad Street under the facility are non-recourse to us and our exposure under the facility is limited to the value of its investment in Broad Street.

As of December 31, 2014 and 2013, $65,808 and $125,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, all of the deferred financing costs have been amortized to interest expense.

Borrowings under the Broad Street credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Broad Street varies depending upon the types of assets in Broad Street’s portfolio. The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GDFM; (ii) the bankruptcy or insolvency of GDFM or FB Advisor; (iii) GDFM ceasing to act as our sub-adviser or FB Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as Broad Street’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value at least equal to $50,000; and (v) us, GDFM or FB Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

In connection with the facility, Broad Street has made certain representations and warranties and is required to comply with various covenants and other requirements customary for similar facilities. The facility also contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or us; (e) our ceasing to act as investment manager of Broad Street’s assets; (f) the decline of our net asset value below $50,000; and (g) fraud or other illicit acts by us, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$1,847	$4,117	$7,541
Non-usage fees	—	72	18
Amortization of deferred financing costs	—	225	958

Total interest expense	$1,847	$4,414	$8,517

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$1,719	$4,735	$8,143
Average borrowings under the facility	$107,113	$230,466	$368,023
Effective interest rate on borrowings (including the effect of non-usage fees)	1.75%	1.74%	1.80%
Weighted average interest rate (including the effect of non-usage fees)	1.75%	1.76%	2.05%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

Borrowings of Broad Street will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

ING Credit Facility

On April 3, 2014, we entered into the ING credit facility. The ING credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for us to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments. The ING credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000. Our obligations under the ING credit facility are guaranteed by all of our subsidiaries, other than our special-purpose financing subsidiaries. Our obligations under the ING credit facility are secured by a first priority security interest in substantially all of our assets and the subsidiary guarantors thereunder other than the equity interests of our special-purpose financing subsidiaries.

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which we elect the base rate option is payable at a rate equal to 1.5% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which we elect the Eurocurrency option is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion is 65% or more of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is less than 65%. We will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

In connection with the ING credit facility, we have made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, we must comply with the following financial covenants: (a) our minimum stockholders’ equity, measured as of each fiscal quarter-end, must be greater than or equal to the greater of (i) 40% of our assets and our subsidiaries as of the last day of such fiscal quarter and (ii) $1,980,744 (less amounts paid to purchase common stock in our listing tender offer), plus 50% of the net proceeds of any post-closing equity offerings; (b) we must maintain at all times a 200% asset coverage ratio; (c) the sum of (x) our and the guarantors’ net worth (defined as stockholders’ equity minus the net asset value held by us in any special-purpose financing subsidiaries) plus (y) 30% of the equity value of any special-purpose financing subsidiaries, must at all times be at least equal to the sum of (A) any of our unsecured longer-term debt and (B) accrued but unpaid base management fees and incentive fees at the time of measurement; and (d) the aggregate value of eligible portfolio investments that can be converted to cash in fewer than 20 business days without more than a 5% change in price must not be less than 10% of the covered debt amount (defined as the aggregate amount of outstanding loans and issued letters of credit under the facility, plus, to the extent incurred after closing of the ING credit facility, certain of our other permitted debt) for more than 30 business days during any period during which the covered debt amount (less cash and cash equivalents included in the borrowing base) is greater than 90% of the borrowing base (less cash and cash equivalents included therein).

The ING credit facility contains events of default customary for financing transactions of this type. Upon the occurrence of an event of default, ING, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the ING credit facility immediately due and payable. During the continuation of an event of default and subject, in certain cases, to the instructions of the lenders, we must pay interest at a default rate.

As of December 31, 2014 and 2013, $123,019 and $0, respectively, was outstanding under the ING credit facility, which includes Eurocurrency borrowings in an aggregate amount of €29,625 and €0, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,406 in connection with obtaining the ING credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $2,551 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the ING credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$3,994	$—	$—
Non-usage fees	616	—	—
Amortization of deferred financing costs	855	—	—

Total interest expense	$5,465	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$4,272	—	—
Average borrowings under the facility(2)	$251,387	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.23%	—	—
Weighted average interest rate (including the effect of non-usage fees)	2.46%	—	—

(1)	Interest under the ING credit facility is payable at the end of each interest period in arrears for Eurocurrency borrowings and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	The average borrowings under the ING credit facility are calculated for the period since we commenced borrowing thereunder to December 31, 2014.

Borrowings of ING will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Financing

On April 23, 2013, through two wholly-owned, special-purpose financing subsidiaries, Locust Street Locust Street and Race Street, we entered into an amendment, or the April 2013 amendment, to our debt financing arrangement with JPM, which was originally entered into on July 21, 2011 (and previously amended on September 26, 2012). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $700,000 to $950,000; and (ii) extended the final repurchase date under the financing arrangement from October 15, 2016 to April 15, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

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

Pursuant to the Amended and Restated Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition, the Amended and Restated Indenture contains customary events of default for similar financing arrangements, including: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to our investment adviser, FB Advisor.

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

Pursuant to the JPM Facility, Race Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The JPM Facility contains customary events of default included in similar transactions, including: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture.

In connection with the Class A Notes and the Amended and Restated Indenture, Locust Street also entered into: (i) an amended and restated collateral management agreement with us, as collateral manager, dated as of September 26, 2012, pursuant to which we will manage the assets of Locust Street; and (ii) an amended and restated collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and us, as collateral manager, dated as of September 26, 2012, pursuant to which Virtus will perform certain administrative services with respect to the assets of Locust Street. In connection with the JPM Facility, Race Street also entered into a collateral management agreement with us, as collateral manager, dated as of September 26, 2012, pursuant to which we will manage the assets of Race Street.

As of December 31, 2014 and 2013, Class A Notes in the aggregate principal amount of $1,140,000 and $1,140,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000 and $950,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2014 and 2013, Race Street’s liability under the JPM Facility was $950,000 and $950,000, respectively, plus $6,690 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

As of December 31, 2014 and 2013, the fair value of assets held by Locust Street was $1,832,095 and $1,870,351, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2014 and 2013, the fair value of assets held by Race Street was $855,341 and $747,330, respectively.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of December 31, 2014, $61 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the JPM Facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$31,304	$26,452	$14,652
Non-usage fees	—	—	—
Amortization of deferred financing costs	112	106	101

Total interest expense	$31,416	$26,558	$14,753

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$31,304	$24,060	$11,648
Average borrowings under the facility	$950,000	$802,746	$406,002
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%	3.25%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.25%	3.25%	3.61%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Walnut Street Credit Facility

On December 3, 2014, Walnut Street Funding LLC, or Walnut Street, our wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Walnut Street credit facility, with Wells Fargo Bank, National Association, or together with Wells Fargo Securities, LLC, Wells Fargo. Wells Fargo Securities, LLC served as the administrative agent and Wells Fargo Bank, National Association was the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis. Prior to the termination of the Walnut Street credit facility, borrowings under the Walnut Street credit facility accrued interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the Walnut Street credit facility was not borrowed.

As of December 31, 2014 and 2013, $0 and $225,000, respectively, was outstanding under the Walnut Street credit facility. We incurred costs of $4,029 in connection with obtaining the Walnut Street credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. In conjunction with the repayment of the Walnut Street credit facility on December 18, 2014, $2,013 of remaining unamortized deferred financing costs were charged to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$6,009	$7,118	$1,988
Non-usage fees	734	33	205
Amortization of deferred financing costs	2,805	755	469

Total interest expense	$9,548	$7,906	$2,662

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$8,444	$6,959	$684
Average borrowings under the facility(2)	$235,768	$243,583	$139,274
Effective interest rate on borrowings (including the effect of non-usage fees)	—%	2.89%	2.70%
Weighted average interest rate (including the effect of non-usage fees)	3.18%	2.90%	3.07%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Walnut Street credit facility are calculated from the beginning of the period to December 3, 2014, the date we terminated the facility.

Borrowings of Walnut Street were considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

4.000% Notes due 2019

On July 14, 2014, we and U.S. Bank National Association, or U.S. Bank, entered into a base indenture, and a first supplemental indenture, or the first supplemental indenture, and together with the base indenture and second supplemental indenture described below, the indenture, relating to our issuance of $400,000 aggregate principal amount of its 4.000% notes due 2019, or the 4.000% notes.

The 4.000% notes will mature on July 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption price set forth in the indenture. The 4.000% notes bear interest at a rate of 4.000% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The 4.000% notes are general unsecured obligations by us that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 4.000% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, we will generally be required to make an offer to purchase the outstanding 4.000% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.000% notes and U.S. Bank if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of December 31, 2014 and 2013, $400,000 and $0, respectively, of the 4.000% notes were outstanding. The carrying amount outstanding under the 4.000% notes approximates its fair value. We incurred costs of $6,177 in connection with issuing the 4.000% notes, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the 4.000% notes. As of December 31, 2014, $5,601 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the 4.000% notes due 2019 were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$7,496	$—	$—
Amortization of deferred financing costs	576	—	—

Total interest expense	$8,072	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes due 2019 were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$—	—	—
Average borrowings under the facility(2)	$400,000	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	4.00%	—	—
Weighted average interest rate (including the effect of non-usage fees)	4.00%	—	—

(1)	Interest under the 4.000% notes due 2019 is paid semi-annually in arrears.

(2)	Average borrowings under the 4.000% notes are calculated for the period since the date of issuance to December 31, 2014.

4.250% Notes due 2020

On December 3, 2014, we and U.S. Bank entered into a second supplemental indenture to the indenture relating to our issuance of $325,000 aggregate principal amount of its 4.250% notes due 2020, or the 4.250% notes and, together with the 4.000% notes, the notes.

The 4.250% notes will mature on January 15, 2020 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption price set forth in the indenture. The 4.250% notes bear interest at a rate of 4.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2015. The 4.250% notes are general unsecured obligations by us that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 4.250% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, we will generally be required to make an offer to purchase the outstanding 4.250% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.250% notes and U.S. Bank if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of December 31, 2014 and 2013, $325,000 and $0, respectively, of the 4.250% notes were outstanding. The carrying amount outstanding under the 4.250% notes approximates its fair value. We incurred costs of $4,954 in connection with issuing the 4.250% notes, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the 4.250% notes. As of December 31, 2014, $4,884 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the 4.250% notes due 2020 were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$1,097	$—	$—
Amortization of deferred financing costs	70	—	—

Total interest expense	$1,167	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes due 2020 were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$—	—	—
Average borrowings under the facility(2)	$325,000	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	4.25%	—	—
Weighted average interest rate (including the effect of non-usage fees)	4.25%	—	—

(1)	Interest under the 4.250% notes due 2020 is paid semi-annually in arrears.

(2)	Average borrowings under the 4.250% notes are calculated for the period since the date of issuance to December 31, 2014.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current taxable year can be carried back to the prior taxable year for determining the distributions paid in such taxable year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Following commencement of our investment operations, we declared our first distribution on January 29, 2009. Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2014, 2013 or 2012 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the new DRP (as defined below). Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)(2)	$0.8586	$197,906
2013(3)	0.8303	212,153
2014(4)(5)	1.0843	267,856

(1)	In addition to regular cash distributions during such period, cash distributions declared and paid on our common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(2)	On May 15, 2012, our board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, we declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(3)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(4)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014.

(5)	On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On January 13, 2015, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 2, 2015 to stockholders of record as of the close of business on March 25, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

Historically, we had an “opt in” distribution reinvestment plan for our stockholders, or the old DRP, which terminated upon the listing of our shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if we made a cash distribution, our stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. On May 23, 2014, we adopted an “opt out” distribution reinvestment plan, or the new DRP, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, we will reinvest all cash dividends or distributions declared by our board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if our board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of our common stock.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	196,227	73%	212,153	100%	144,364	73%
Short-term capital gains proceeds from the sale of assets	39,835	15%	—	—	53,542	27%
Long-term capital gains proceeds from the sale of assets	31,794	12%	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$267,856	100%	$212,153	100%	$197,906	100%

(1)	During the years ended December 31, 2014, 2013 and 2012, 91.1%, 89.3% and 92.1%, respectively, of our gross investment income was attributable to cash income earned, 5.2%, 9.1% and 6.8%, respectively, was attributable to non-cash accretion of discount and 3.7%, 1.6% and 1.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $221,880, $236,936 and $185,513, respectively. As of December 31, 2014, 2013 and 2012, we had $152,743, $148,676 and $57,740, respectively, of undistributed net investment income and realized gains on a tax basis.

Our undistributed net investment income on a tax basis as of December 31, 2013 was adjusted following the filing of our 2013 tax return in September 2014. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2013 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in our investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2013.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes, and, with respect to the years ended December 31, 2013 and 2012, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the amount by which tax-basis income received by us with respect to collateralized securities and interests in partnerships exceeded our GAAP-basis income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
GAAP-basis net investment income	$242,008	$244,976	$133,907
Reversal of incentive fee accrual on unrealized gains	(9,468)	2,583	27,960
Taxable income adjustment on collateralized securities and partnerships	—	—	9,355
Excise taxes	5,400	5,742	500
Tax-basis net investment income portion of total return swap payments	—	—	12,356
Reclassification of unamortized original issue discount and prepayment fees	(19,436)	(15,904)	—
Other miscellaneous differences	3,376	(461)	1,435

Tax-basis net investment income	$221,880	$236,936	$185,513

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $19,737 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $7,292 and $12,445, respectively. During the year ended December 31, 2013, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively. During the year ended December 31, 2012, we reduced accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $13,480 and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2014	2013
Distributable ordinary income (income and short-term capital gains)	$114,667	$116,882
Distributable realized gains (long-term capital gains)	38,076	31,794
Incentive fee accrual on unrealized gains	(21,075)	(30,543)
Unamortized organization costs	(386)	(429)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(23,085)	56,276

	$108,197	$173,980

(1)	As of December 31, 2014 and December 31, 2013, the gross unrealized appreciation on our investments and gain on foreign currency was $136,422 and $125,870, respectively. As of December 31, 2014 and December 31, 2013, the gross unrealized depreciation on our investments and loss on foreign currency was $159,507 and $69,594, respectively.

The aggregate cost of our investments for U.S. federal income tax purposes totaled $4,210,963 and $4,081,123 as of December 31, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(23,085) and $56,276 as of December 31, 2014 and 2013, respectively.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions for the years ended December 31, 2014, 2013 and 2012.

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

Our investments as of December 31, 2014 consisted primarily of debt securities that were acquired directly from the issuer. Forty-one senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2014. One senior secured loan investment and two collateralized loan securities which were newly issued and purchased near December 31, 2014, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

Subordinated Income Incentive Fee

Pursuant to the terms of each of the investment advisory and administrative services agreement, dated February 12, 2008, or the 2008 investment advisory and administrative services agreement, between us and FB Advisor, the amended and restated investment advisory agreement, dated April 16, 2014, or the April 2014 investment advisory agreement, between us and FB Advisor, and the July 2014 investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the 2008 investment advisory and administrative services agreement, which was calculated and payable quarterly in arrears, equaled 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once our pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of our net assets rather than adjusted capital.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, our investment sub-adviser, are reimbursed for administrative expenses incurred on our behalf. See “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements.

For the years ended December 31, 2014, 2013 and 2012, we incurred $81,780, $90,247 and $68,059, respectively, in base management fees and $4,794, $5,165 and $5,297, respectively, in administrative services expenses under the agreements governing investment advisory and administrative services. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2014, 2013 and 2012, we accrued a subordinated incentive fee on income of $58,122, $62,253 and $13,393, respectively, based upon the performance of our portfolio. During the year ended December 31, 2014, we paid FB Advisor $59,336 in subordinated incentive fees on income. As of December 31, 2014, subordinated incentive fees on income of $13,089 were payable to FB Advisor. During the year ended December 31, 2014, we reversed $9,468 of capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2013 and 2012, we accrued $4,173 and $39,751, respectively, of capital gains incentive fees based on the performance of our portfolio, of which $2,583 and $27,960, respectively, was based on unrealized gains and $1,590 and $11,791, respectively, was based on realized gains. We paid FB Advisor $1,590 in capital gains incentive fees during the year ended December 31, 2014. As of December 31, 2014, we had accrued $21,075 in capital gains incentive fees, all of which was based on unrealized gains, and none of which is payable unless and until those gains are actually realized.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Broad Street credit facility, the ING credit facility, the JPM Facility and the notes at December 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Broad Street(1)	$65,808	$65,808	—	—	—
Borrowings under ING Credit Facility(2)	$123,019	—	—	$123,019	—
Borrowings of Race Street(3)	$950,000	$950,000	—	—	—
Borrowings under 4.000% Notes due 2019(4)	$400,000	—	—	$400,000	—
Borrowings under 4.250% Notes due 2020(5)	$325,000	—	—	—	$325,000

(1)	At December 31, 2014, $59,192 remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 18, 2015.

(2)	At December 31, 2014, $176,981 remained unused under the ING credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018.

(3)	At December 31, 2014, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of December 31, 2014, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

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

Pursuant to the administration agreement, we reimburse FB Advisor for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor. We reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FB Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement among us, FB Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of our continuous public offering in May 2012.

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2014	2013	2012
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$81,780	$90,247	$68,059
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(9,468)	$4,173	$39,751
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$58,122	$62,253	$13,393
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$4,794	$5,165	$5,297
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$—	$15,842

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. As a result, the amount shown for the year ended December 31, 2014 is net of waivers of $2,837. During the years ended December 31, 2014, 2013 and 2012, $84,920, $89,054, and $56,124, respectively, in base management fees were paid to FB Advisor. As of December 31, 2014, $19,560 in base management fees were payable to FB Advisor.

(2)

During the year ended December 31, 2014, we reversed capital gains incentive fees of $9,468 based on the performance of our portfolio. During the years ended December 31, 2013 and 2012, we accrued capital gains incentive fees of $4,173 and $39,751 based on the performance of our portfolio, of which $2,583 and $27,960 were based on unrealized gains and $1,590 and $11,791 were based on realized gains, respectively. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FB Advisor $1,590 in capital gains incentive fees during the year ended December 31, 2014. As of December 31, 2014, $21,075 in capital gains incentive fees were accrued, all of which was based on unrealized gains, and none of which is payable unless and until those gains are actually realized.

(3)	During the year ended December 31, 2014, $59,336 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2014, a subordinated incentive fee on income of $13,089 was payable to FB Advisor.

(4)	During the years ended December 31, 2014, 2013 and 2012, $3,849, $4,463 and $4,772, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $4,537, $4,959 and $4,504, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2014, 2013 and 2012.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including our exemptive relief order, our terminated expense reimbursement agreement and our trademark license agreement with Franklin Square Holdings.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 69.0% of our portfolio investments (based on fair value) paid variable interest rates, 23.3% paid fixed interest rates, 2.9% were income producing equity or other investments, and the remaining 4.8% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Broad Street credit facility and the ING credit facility, Broad Street and the Company, respectively, borrow at a floating rate based on a benchmark interest rate. Under the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. Under the terms of the indenture governing the notes, the Company pays interest to the holders of the notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(824)	$(474)	$(350)	(0.1)%
Current LIBOR	—	—	—	—
Up 100 basis points	5,478	1,895	3,583	1.0%
Up 300 basis points	60,637	5,684	54,953	15.7%
Up 500 basis points	118,453	9,474	108,979	31.1%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2014, 2013 and 2012 we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2014 and 2013 and the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 2, 2015

Part I—FINANCIAL INFORMATION

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,164,166 and $4,054,085, respectively)	$4,168,654	$4,137,581
Investments, at fair value—affiliated (amortized cost—$17,931 and $0, respectively)	14,793	—
Cash	96,844	227,328
Receivable for investments sold and repaid	8,976	26,722
Interest receivable	51,814	47,622
Deferred financing costs	13,097	5,168
Prepaid expenses and other assets	708	156

Total assets	$4,354,886	$4,444,577

Liabilities
Payable for investments purchased	$28,095	$23,423
Credit facilities payable	188,827	723,682
Unsecured notes payable	725,000	—
Repurchase agreement payable(1)	950,000	950,000
Stockholder distributions payable	17,885	18,671
Management fees payable	19,560	22,700
Accrued capital gains incentive fees(2)	21,075	32,133
Subordinated income incentive fees payable(2)	13,089	14,303
Administrative services expense payable	1,410	1,153
Interest payable	15,850	10,563
Directors’ fees payable	296	254
Deferred financing costs payable	473	—
Other accrued expenses and liabilities	6,340	6,703

Total liabilities	1,987,900	1,803,585

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 240,896,559 and 259,320,161 shares issued and outstanding, respectively	241	259
Capital in excess of par value	2,258,548	2,466,753
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	33,758	55,344
Accumulated undistributed (distributions in excess of) net investment income(4)	68,658	35,322
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	5,781	83,314

Total stockholders’ equity	2,366,986	2,640,992

Total liabilities and stockholders’ equity	$4,354,886	$4,444,577

Net asset value per share of common stock at year end	$9.83	$10.18

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Investment income
Interest income—unaffiliated	$418,749	$427,510	$287,875
Fee income—unaffiliated	44,961	37,084	15,291
Dividend income—unaffiliated	810	9,972	56
Dividend income—affiliated	299	—	—

Total investment income	464,819	474,566	303,222

Operating expenses
Management fees(1)	84,617	90,247	68,059
Capitals gains incentive fees(2)	(9,468)	4,173	39,751
Subordinated income incentive fees(2)	58,122	62,253	13,393
Administrative services expenses	4,794	5,165	5,297
Stock transfer agent fees	1,037	2,820	3,641
Accounting and administrative fees	1,223	1,390	1,495
Interest expense	64,804	50,763	30,227
Directors’ fees	1,027	943	933
Listing advisory fees	5,043	—	—
Other general and administrative expenses	9,049	6,094	6,019

Total operating expenses	220,248	223,848	168,815
Management fee waiver(1)	(2,837)	—	—

Net expenses	217,411	223,848	168,815

Net investment income before taxes	247,408	250,718	134,407
Excise taxes	5,400	5,742	500

Net investment income	242,008	244,976	133,907

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	30,607	47,014	47,008
Net realized gain (loss) on total return swap(3)	—	—	19,607
Net realized gain (loss) on foreign currency	(301)	(111)	407
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(79,008)	(25,982)	127,399
Net change in unrealized appreciation (depreciation) on investments—affiliated	(3,138)	—	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	—	1,996
Net change in unrealized gain (loss) on foreign currency	4,613	(57)	(125)

Total net realized and unrealized gain (loss) on investments	(47,227)	20,864	196,292

Net increase (decrease) in net assets resulting from operations	$194,781	$265,840	$330,199

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.78	$1.04	$1.45

Weighted average shares outstanding	248,799,524	255,315,516	227,578,967

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operations
Net investment income (loss)	$242,008	$244,976	$133,907
Net realized gain (loss) on investments, total return swap and foreign currency(1)	30,306	46,903	67,022
Net change in unrealized appreciation (depreciation) on investments	(82,146)	(25,982)	127,399
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	—	1,996
Net change in unrealized gain (loss) on foreign currency	4,613	(57)	(125)

Net increase (decrease) in net assets resulting from operations	194,781	265,840	330,199

Stockholder distributions(2)
Distributions from net investment income	(196,227)	(212,153)	(144,364)
Distributions from net realized gain on investments	(71,629)	—	(53,542)

Net decrease in net assets resulting from stockholder distributions	(267,856)	(212,153)	(197,906)

Capital share transactions(3)
Issuance of common stock	—	—	803,348
Reinvestment of stockholder distributions	57,972	109,373	98,763
Repurchases of common stock	(258,903)	(33,806)	(18,324)
Offering costs	—	—	(3,234)

Net increase (decrease) in net assets resulting from capital share transactions	(200,931)	75,567	880,553

Total increase (decrease) in net assets	(274,006)	129,254	1,012,846
Net assets at beginning of year	2,640,992	2,511,738	1,498,892

Net assets at end of year	$2,366,986	$2,640,992	$2,511,738

Accumulated undistributed (distributions in excess of) net investment income(2)	$68,658	$35,322	$4,307

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$194,781	$265,840	$330,199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(2,178,075)	(2,641,733)	(3,863,334)
Paid-in-kind interest	(16,987)	(7,715)	(3,252)
Proceeds from sales and repayments of investments	2,121,939	2,510,887	1,971,447
Net realized (gain) loss on investments	(30,607)	(47,014)	(47,008)
Net change in unrealized (appreciation) depreciation on investments	82,146	25,982	(127,399)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	—	(1,996)
Accretion of discount	(24,282)	(43,266)	(20,818)
Amortization of deferred financing costs	7,314	2,567	2,035
(Increase) decrease in due from counterparty	—	—	69,684
(Increase) decrease in receivable for investments sold and repaid	17,746	(6,562)	(18,756)
(Increase) decrease in interest receivable	(4,192)	(2,911)	(28,176)
(Increase) decrease in receivable due on total return swap(1)	—	—	548
(Increase) decrease in prepaid expenses and other assets	(552)	374	(99)
Increase (decrease) in payable for investments purchased	4,672	(55,997)	15,053
Increase (decrease) in management fees payable	(3,140)	1,193	11,935
Increase (decrease) in accrued capital gains incentive fees	(11,058)	(7,618)	39,751
Increase (decrease) in subordinated income incentive fees payable	(1,214)	910	13,393
Increase (decrease) in administrative services expense payable	257	206	793
Increase (decrease) in interest payable	5,287	321	7,717
Increase (decrease) in directors’ fees payable	42	254	—
Increase (decrease) in other accrued expenses and liabilities	(363)	3,664	1,149

Net cash provided by (used in) operating activities	163,714	(618)	(1,647,134)

Cash flows from financing activities
Issuance of common stock	—	—	803,348
Reinvestment of stockholder distributions	57,972	109,373	98,763
Repurchases of common stock	(258,903)	(33,806)	(18,324)
Offering costs	—	—	(3,234)
Stockholder distributions	(268,642)	(210,485)	(191,446)
Borrowings under credit facilities(2)	386,173	17,050	773,046
Borrowings under unsecured notes(2)	725,000	—	—
Repayments of credit facilities(2)	(921,028)	(266,414)	(140,000)
Borrowings under repurchase agreement(3)	—	273,333	462,381
Deferred financing costs paid	(14,770)	—	(9,219)

Net cash provided by (used in) financing activities	(294,198)	(110,949)	1,775,315

Total increase (decrease) in cash	(130,484)	(111,567)	128,181
Cash at beginning of year	227,328	338,895	210,714

Cash at end of year	$96,844	$227,328	$338,895

Supplemental disclosure
Local and excise taxes paid	$5,407	$1,347	$761

(1)	On August 29, 2012, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the years ended December 31, 2014, 2013 and 2012, the Company paid $20,899, $23,815 and $8,827, respectively, in interest expense on the credit facilities.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction. During the years ended December 31, 2014, 2013 and 2012, the Company paid $31,304, $24,060 and $11,648, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.2%
A.P. Plasman Inc.	(f)(g)(h)(i)(k)	Capital Goods	L+775	1.0%	12/29/19	$137,875	$137,875	$137,875
A.P. Plasman Inc.	(i)(k)(p)	Capital Goods	L+775	1.0%	12/29/19	36,919	36,919	36,919
AccentCare, Inc.	(i)	Health Care Equipment & Services	L+500	1.5%	12/22/16	1,954	1,855	1,712
Allen Systems Group, Inc.	(f)(i)	Software & Services	L+1,425	1.0%	12/14/17	1,539	1,718	1,897
Allen Systems Group, Inc.	(f)(i)	Software & Services	L+1,625	1.0%	12/14/17	36,832	41,114	45,410
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	10/10/21	762	762	762
Altus Power America, Inc.	(i)(p)	Energy	L+750	1.5%	10/10/21	2,363	2,363	2,363
American Racing and Entertainment, LLC	(f)	Consumer Services	L+700		7/1/15	12,500	12,500	12,484
American Racing and Entertainment, LLC	(f)	Consumer Services	9.0%		7/1/15	7,750	7,750	7,769
American Racing and Entertainment, LLC	(f)	Consumer Services	L+800	1.0%	7/1/18	5,495	5,495	5,516
American Racing and Entertainment, LLC	(f)(p)	Consumer Services	L+800	1.0%	7/1/18	1,005	1,005	1,009
AP Exhaust Acquisition, LLC	(h)	Automobiles & Components	L+775	1.5%	1/16/21	14,595	14,595	14,157
Aspect Software, Inc.	(i)	Software & Services	L+550	1.8%	5/7/16	1,172	1,158	1,149
Azure Midstream Energy LLC	(i)	Energy	L+550	1.0%	11/15/18	327	323	294
BenefitMall Holdings, Inc.	(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	15,000	15,000	15,000
BenefitMall Holdings, Inc.	(i)(p)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,455
Boomerang Tube, LLC	(i)	Energy	L+950	1.5%	10/11/17	17,864	17,521	15,497
Cadillac Jack, Inc.	(f)(h)(i)(k)	Consumer Services	L+850	1.0%	5/15/19	74,450	73,320	76,590
Caesars Entertainment Operating Co., Inc.	(e)(f)(k)	Consumer Services	L+575		3/1/17	12,621	11,822	11,073
Caesars Entertainment Operating Co., Inc.	(f)(k)	Consumer Services	L+675		3/1/17	2,363	2,266	2,077
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(i)(k)	Consumer Services	L+875	1.0%	1/28/18	84,594	84,032	73,738
Caesars Entertainment Resort Properties, LLC	(e)(f)(i)	Consumer Services	L+600	1.0%	10/11/20	72,178	68,410	67,727
Corel Corp.	(f)(g)(h)(i)(k)	Software & Services	L+825		6/7/19	151,063	151,063	151,063
Corel Corp.	(i)(k)(p)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(f)(i)	Consumer Services	L+975	1.3%	11/2/19	44,723	44,878	44,500
CoSentry.Net, LLC	(f)(h)(i)	Software & Services	L+800	1.3%	12/31/19	57,945	57,945	58,235
Crestwood Holdings LLC	(i)	Energy	L+600	1.0%	6/19/19	5,452	5,432	5,176
Dent Wizard International Corp.	(f)(h)(i)	Commercial & Professional Services	L+800		4/25/19	123,165	122,252	125,320
Dent Wizard International Corp.	(i)(p)	Commercial & Professional Services	Prime+325		4/25/19	5,000	5,000	5,000
Eastman Kodak Co.	(i)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,745	10,572	10,777
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	35,993	35,444	36,218
Fronton Holdings, LLC	(f)	Consumer Services	15.0%		4/30/19	3,736	3,703	3,736
HBC Solutions, Inc.	(f)(g)(i)	Media	L+875	1.5%	2/4/18	84,990	84,990	84,990
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	13,894	13,894	13,894

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Industry City TI Lessor, L.P.	(i)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	$24,885	$24,885	$24,512
Infiltrator Systems, Inc.	(f)(g)(h)(i)	Capital Goods	L+841	1.3%	10/31/19	226,000	225,860	224,870
Intralinks, Inc.	(f)(i)(k)	Software & Services	L+525	2.0%	2/24/19	9,900	9,817	9,776
Lantiq Deutschland GmbH	(f)(i)(k)	Software & Services	L+900	2.0%	11/16/15	7,968	7,781	7,928
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	5,988	5,940	5,824
Leading Edge Aviation Services, Inc.	(f)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	33,799	33,485	33,292
LEAS Acquisition Co Ltd.	(i)(k)	Capital Goods	L+875	1.5%	6/30/19	€29,250	40,045	34,864
LEAS Acquisition Co Ltd.	(g)(k)	Capital Goods	L+875	1.5%	6/30/19	$10,628	10,628	10,468
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	3,242	3,230	3,161
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,365	13,365	13,231
Micronics, Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/28/19	43,228	42,893	43,228
MMM Holdings, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,956	8,841	8,687
MModal Inc.	(i)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,302	4,241
Mood Media Corp.	(i)(k)	Media	L+600	1.0%	5/1/19	698	692	685
MSO of Puerto Rico, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,511	6,427	6,316
New Star Metals Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	36,575	36,575	36,575
Nova Wildcat Amerock, LLC	(h)(i)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	20,000	20,000	19,600
Panda Sherman Power, LLC	(f)	Energy	L+750	1.5%	9/14/18	496	500	493
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	2,583	2,582	2,619
PHRC License, LLC	(g)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	44,550
Polymer Additives, Inc.	(i)	Materials	L+838	1.0%	12/20/21	10,511	10,510	10,511
Production Resource Group, LLC	(h)(i)	Media	L+750	1.0%	7/23/19	32,500	32,500	32,663
PRV Aerospace, LLC	(i)	Capital Goods	L+525	1.3%	5/9/18	80	80	79
Reddy Ice Holdings, Inc.	(i)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
Safariland, LLC	(f)(h)(i)	Capital Goods	L+800	1.3%	9/20/19	150,400	150,400	152,656
Shell Topco L.P.	(h)(i)	Materials	L+750	1.5%	9/28/18	30,000	29,698	30,525
Smile Brands Group Inc.	(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,243	19,878	19,383
Sorenson Communications, Inc.	(e)(f)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	93,500	93,081	94,435
Southcross Holdings Borrower LP	(i)	Energy	L+500	1.0%	8/4/21	316	314	283
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,321	5,607
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,810	4,775	4,119
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	4,975	4,623	4,455
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	1,803	1,803	1,803
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,200	3,200	3,200
Swiss Watch International, Inc.	(f)(h)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,000	46,359	45,355
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	74,813	74,813	74,813

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Virtual Radiologic Corp.	(i)	Health Care Equipment & Services	L+550	1.8%	12/22/16	$3,484	$3,452	$2,645
VPG Group Holdings LLC	(f)(h)(i)	Materials	L+900	1.0%	10/4/16	79,195	78,764	79,393
Waste Pro USA, Inc.	(f)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,889	86,889	86,889
Waste Pro USA, Inc.	(i)(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,444

Total Senior Secured Loans—First Lien							2,289,343	2,279,592
Unfunded Loan Commitments							(73,386)	(73,386)

Net Senior Secured Loans—First Lien							2,215,957	2,206,206

Senior Secured Loans—Second Lien—29.9%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,379	17,292
Affordable Care, Inc.	(f)(g)(i)	Health Care Equipment & Services	L+925	1.3%	12/26/19	44,314	43,893	43,871
Alison US LLC	(i)(k)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,273	4,161
American Energy—Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	79,987	79,987	78,387
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	54,324	54,324	53,238
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,380	16,800
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	475	526
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,031	6,149
Brock Holdings III, Inc.	(i)	Energy	L+825	1.8%	3/16/18	6,923	6,855	5,573
Byrider Finance, LLC	(g)(i)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)(i)(j)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	10,925	10,877	10,434
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,978	55,991
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,918	50,000
Nielsen & Bainbridge, LLC	(i)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
OSP Group, Inc.	(f)(g)(i)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	145,000	145,000	144,275
Paw Luxco II Sarl	(g)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,200	17,203
Pelican Products, Inc.	(i)	Capital Goods	L+825	1.0%	4/9/21	$4,222	4,194	4,169
PSAV Acquisition Corp.	(f)(i)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Sensus USA Inc.	(i)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,027	2,873
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							713,675	708,255

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—15.2%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	$78,500	$77,139	$52,203
Allen Systems Group, Inc.	(f)(g)(i)(m)(q)	Software & Services	10.5%		11/15/16	38,448	31,201	13,457
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	6,000	5,991	5,700
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	39,250	36,194	33,853
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,854	55,026
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	70,875	67,690	62,370
FourPoint Energy, LLC	(f)(g)(p)	Energy	8.0%		12/31/20	27,563	27,563	24,255
Global A&T Electronics Ltd.	(i)(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(f)(g)(i)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	66,297	65,818	66,297
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	46,855	41,728
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,158	18,903
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,061	4,928

Total Senior Secured Bonds							451,524	386,838
Unfunded Bond Commitments							(27,563)	(27,563)

Net Senior Secured Bonds							423,961	359,275

Subordinated Debt—19.6%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,165	11,084	9,468
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,099	15,717
Brooklyn Basketball Holdings, LLC	(g)(i)	Consumer Services	L+800		10/15/19	19,873	19,873	19,674
Cadillac Jack, Inc.	(g)(k)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,561	54,947
Comstock Resources, Inc.	(f)(k)	Energy	9.5%		6/15/20	7,500	7,232	5,063
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	22,344	22,217	19,495
Flanders Corp.	(g)(i)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	21,595	20,227	21,325
Global Jet Capital, Inc.	(i)	Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
HBC Solutions, Inc.	(i)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	303	303	303
HBC Solutions, Inc.	(i)(p)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	150	150	150
Jupiter Resources, Inc.	(e)(g)(k)	Energy	8.5%		10/1/22	6,425	5,306	4,819
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,256	16,500
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,440	35,000
Lightstream Resources, Ltd.	(g)(k)	Energy	8.6%		2/1/20	1,650	1,290	1,163
Mood Media Corp.	(e)(f)(g)(k)	Media	9.3%		10/15/20	43,135	42,124	35,263
NewStar Financial, Inc.	(f)(i)(k)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)	Consumer Services	10.3%		6/30/20	1,390	1,384	1,397

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
RKI Exploration & Production, LLC	(e)(g)	Energy	8.5%		8/1/21	$12,550	$12,362	$10,229
Samson Investment Co.	(e)(f)(g)(i)	Energy	9.8%		2/15/20	14,200	13,397	5,964
Sandridge Energy, Inc.	(e)(i)(k)	Energy	8.8%		1/5/20	7,500	6,321	5,119
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	7,000	6,909	7,245
Sidewinder Drilling Inc.	(f)	Energy	9.8%		11/15/19	4,328	4,328	2,532
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,112	15,425
Talos Production, LLC	(g)	Energy	9.8%		2/15/18	1,500	1,364	1,358
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	133,295	133,295	132,628
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,142	5,142	5,232
Warren Resources, Inc.	(g)	Energy	9.0%		8/1/22	1,000	709	625

Total Subordinated Debt							467,795	464,454
Unfunded Debt Commitments							(150)	(150)

Net Subordinated Debt							467,645	464,304

Collateralized Securities—5.2%
ACASC 2013-2A B	(g)(i)(k)	Diversified Financials	8.1%		10/15/23	30,500	25,488	25,338
Dryden CDO 23A Class Subord.	(i)(k)	Diversified Financials	19.1%		7/17/23	10,000	5,810	7,967
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(k)	Diversified Financials	14.3%		12/20/21	16,740	16,594	17,284
Lightpoint CLO 2006 V Class D	(g)(k)	Diversified Financials	L+365		8/5/19	6,500	4,087	6,361
NewStar Clarendon 2014-1A Class D	(i)(j)(k)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,461
NewStar Clarendon 2014-1A Sub B	(i)(j)(k)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,713
Rampart CLO 2007 1A Class Subord.	(i)(k)	Diversified Financials	24.2%		10/25/21	10,000	2,943	4,997
Stone Tower CLO VI Class Subord.	(g)(k)	Diversified Financials	32.6%		4/17/21	5,000	2,225	3,936
Wind River CLO Ltd. 2012 1A Class Sub B	(i)(k)	Diversified Financials	18.8%		1/15/24	42,504	34,041	38,863

Total Collateralized Securities							110,362	123,920

Equity/Other - 13.6%(l)						Number of Shares	Amortized Cost	Fair Value(d)
Altus Power America, Inc., Preferred Equity	(i)(m)	Energy				253,925	254	254
Amaya Gaming Group Inc., Warrants	(i)(k)(m)	Consumer Services				2,000,000	16,832	35,180
American Energy Appalachia Holdings, LLC	(i)(m)(n)	Energy				9,700,000	9,700	9,700
AP Exhaust Holdings, LLC, Common Equity	(i)(m)(o)	Automobiles & Components				811	811	580
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy				15,128	1,088	4,295
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy				32,637	1,690	9,266
BPA Laboratories, Inc., Series A Warrants	(i)(m)	Pharmaceuticals, Biotechnology & Life Sciences				1,979	—	—

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
BPA Laboratories, Inc., Series B Warrants	(i)(m)	Pharmaceuticals, Biotechnology & Life Sciences	3,173	$—	$—
Burleigh Point, Ltd., Warrants	(i)(k)(m)	Retailing	17,256,081	1,898	5,004
CoSentry.Net, LLC, Preferred Equity	(g)(m)	Software & Services	2,632	2,500	4,185
Eastman Kodak Co., Common Equity	(f)(i)(m)	Consumer Durables & Apparel	61,859	1,202	1,343
ERC Ireland Holdings Ltd., Common Equity	(g)(i)(j)(k)(m)	Telecommunication Services	37,547	5,219	5,950
ERC Ireland Holdings Ltd., Warrants	(i)(k)(m)	Telecommunication Services	15,809	2,288	2,505
Flanders Corp., Common Equity	(g)(m)	Capital Goods	6,177,490	6,531	1,853
FourPoint Energy, LLC, Class C Units	(i)(m)(o)	Energy	21,000	21,000	26,775
FourPoint Energy, LLC, Class D Units	(i)(m)(o)	Energy	3,937	2,601	5,059
Fronton Investor Holdings, LLC, Class B Units	(i)(m)(o)(s)	Consumer Services	14,943	17,931	14,793
HBC Solutions, Inc., Common Equity, Class A Units	(i)(m)	Media	26,774	3,027	3,539
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(m)(o)	Materials	347,107	347	486
JW Aluminum Co., Common Equity	(g)(m)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(m)	Capital Goods	4,401	464	92
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(m)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(m)	Capital Goods	490,213	490	490
Micronics, Inc., Common Equity	(i)(m)	Capital Goods	53,073	553	918
Micronics, Inc., Preferred Equity	(i)(m)	Capital Goods	55	553	553
Milagro Holdings, LLC, Common Equity	(g)(m)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(i)(m)	Energy	283,947	11,180	525
MModal Inc., Common Equity	(i)(m)	Health Care Equipment & Services	56,529	933	850
New Star Metals Inc., Common Equity	(i)	Capital Goods	741,082	750	963
NewStar Financial, Inc., Warrants	(i)(k)(m)	Diversified Financials	2,375,000	15,058	15,675
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	61,722	66,778
Plains Offshore Operations Inc., Warrants	(f)(g)(m)	Energy	1,067,481	1,722	2,028
PSAV Holdings LLC, Common Equity	(g)(m)	Technology Hardware & Equipment	10,000	10,000	15,000
Safariland, LLC, Common Equity	(g)(m)	Capital Goods	25,000	2,500	10,220
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	22,284	22,578
Safariland, LLC, Warrants	(g)(m)	Capital Goods	4,536	473	1,854
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(i)(m)	Energy	33,306	3,400	9,272
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(i)	Energy	8,000	10,085	10,094
Sequel Industrial Products Holdings, LLC, Warrants	(i)(m)(r)	Energy	1,293	1	204
Sequel Industrial Products Holdings, LLC, Warrants	(g)(m)(r)	Energy	19,388	12	3,459
Sorenson Communications, Inc., Common Equity	(g)(m)	Telecommunication Services	46,163	—	21,572

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
ThermaSys Corp., Common Equity	(g)(m)	Capital Goods	51,813	$1	$—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	5,129
VPG Group Holdings LLC, Class A-2 Units	(g)(m)	Materials	3,637,500	3,638	3,638

Total Equity/Other				250,497	323,962

Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					321,487

TOTAL INVESTMENTS—176.7%				$4,182,097	4,183,447

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.7%)					(1,816,461)

NET ASSETS—100%					$2,366,986

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.26%, the Euro Interbank Offered Rate, or EURIBOR, was 0.08% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8). As of January 16, 2015, all such securities held within Walnut Street Funding LLC were sold or transferred to FS Investment Corporation.

(i)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(j)	Position or portion thereof unsettled as of December 31, 2014.

(k)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2014, 78.7% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for GAAP or tax purposes.

(m)	Security is non-income producing.

(n)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

(o)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded loan commitment.

(q)	Security was on non-accrual status as of December 31, 2014.

(r)	Warrants expire on September 28, 2022 and May 10, 2022 and the strike prices are $121.00 and $100.00 per share, respectively.

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the year ended December 31, 2014, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Equity/Other
Fronton Investor Holdings, LLC, Class B Units	$17,931	—	—	—	—	$(3,138)

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Education Management LLC	(e)(j)	Consumer Services	L+700	1.3%	3/30/18	$15,697	$15,638	$15,771
ERC Ireland Holdings Ltd.	(g)(i)(j)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€22,006	27,607	36,063
FairPoint Communications, Inc.	(d)(e)(j)	Telecommunication Services	L+625	1.3%	2/14/19	$21,711	21,517	22,487
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	37,793	37,069	38,548
Florida Gaming Centers, Inc.	(f)(l)	Consumer Services	16.5%		4/25/16	13,144	13,017	13,407
FR Utility Services LLC	(d)	Energy	L+575	1.0%	10/18/19	6,481	6,418	6,481
Fram Group Holdings Inc.	(d)	Automobiles & Components	L+500	1.5%	7/29/17	1,344	1,325	1,335
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	1,276	1,154	1,148
HBC Solutions, Inc.	(d)(f)(g)(h)	Media	L+875	1.5%	2/4/18	81,371	81,371	81,371
Ikaria Acquisition Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	5,798	5,718	5,841
ILC Industries, LLC	(d)(h)	Capital Goods	L+650	1.5%	7/11/18	9,746	9,592	9,770
Infiltrator Systems, Inc.	(f)	Capital Goods	L+825	1.3%	6/27/18	30,000	30,000	30,150
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	L+825	1.3%	6/27/18	170,000	170,000	170,850
Infogroup Inc.	(d)	Software & Services	L+650	1.5%	5/25/18	3,004	2,699	2,456
Insight Equity A.P. X, L.P.	(f)(g)(h)	Household & Personal Products	L+850	1.0%	10/26/18	65,000	63,934	66,300
Intralinks, Inc.	(f)(j)	Software & Services	L+450	1.5%	6/15/14	1,022	989	1,022
inVentiv Health, Inc.	(e)	Health Care Equipment & Services	L+625	1.5%	5/15/18	2,725	2,708	2,702
Lantiq Deutschland GmbH	(f)(j)	Software & Services	L+900	2.0%	11/16/15	12,105	11,519	11,742
Larchmont Resources, LLC	(d)	Energy	L+725	1.0%	8/7/19	11,087	10,982	11,294
Leading Edge Aviation Services, Inc.	(d)(f)(g)(h)	Capital Goods	L+850	1.5%	4/5/18	35,787	35,206	35,787
Leading Edge Aviation Services, Inc.	(f)(g)	Capital Goods	L+850	1.5%	4/5/18	8,250	8,250	8,250
Leedsworld Inc.	(d)	Retailing	L+475	1.3%	6/28/19	9,750	9,661	9,787
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	4,109	4,080	3,575
McGraw-Hill Global Education Holdings, LLC	(d)(e)	Media	L+775	1.3%	3/22/19	18,594	18,089	18,969
MetoKote Corp.	(h)	Materials	L+800	1.3%	9/30/19	20,000	20,000	20,200
MetoKote Corp.		Materials	L+800	1.3%	9/30/19	3,810	3,810	3,848
Micronics, Inc.	(d)(h)	Capital Goods	L+800	1.3%	3/28/19	22,529	22,124	22,529
MMI International Ltd.	(d)(j)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	10,612	10,323	10,340
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	10,040	9,877	10,120
MModal Inc.	(d)	Health Care Equipment & Services	L+650	1.3%	8/16/19	7,182	7,070	6,190
Mood Media Corp.	(d)(j)	Media	L+550	1.5%	5/7/18	3,014	2,990	3,028
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	7,302	7,184	7,360
National Mentor Holdings, Inc.	(d)	Health Care Equipment & Services	L+525	1.3%	2/9/17	4,929	4,929	4,970

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
National Vision, Inc.	(d)	Health Care Equipment & Services	L+575	1.3%	8/2/18	$4,672	$4,680	$4,686
New HB Acquisition, LLC	(d)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	20,000	20,000	20,000
Panda Sherman Power, LLC	(d)(f)	Energy	L+750	1.5%	9/14/18	9,273	9,203	9,551
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	3,000	3,000	3,081
Patheon Inc.	(d)(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	10,156	9,892	10,275
Princeton Review, Inc.	(g)	Consumer Services	L+550	1.5%	12/7/14	1,041	996	859
PRV Aerospace, LLC	(d)	Capital Goods	L+525	1.3%	5/9/18	4,939	4,929	4,961
RBS Holding Co. LLC	(d)	Commercial & Professional Services	L+800	1.5%	3/23/17	9,788	6,198	4,943
Reddy Ice Holdings, Inc.	(d)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Safariland, LLC	(d)(f)(h)	Capital Goods	L+800	1.3%	9/20/19	156,800	156,800	158,368
Shell Topco L.P.	(d)(h)	Energy	L+750	1.5%	9/28/18	33,000	32,594	33,908
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smarte Carte, Inc.	(d)(f)(h)	Commercial & Professional Services	L+650	1.3%	11/30/17	57,950	57,403	58,819
Smile Brands Group Inc.	(d)(e)(h)	Health Care Equipment & Services	L+625	1.3%	8/15/19	30,474	29,825	30,131
Sorenson Communication, Inc.	(d)(e)(f)(h)	Telecommunication Services	L+825	1.3%	10/31/14	65,711	65,711	66,697
Sports Authority, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	22,190	22,041	22,162
Stallion Oilfield Holdings, Inc.	(d)	Energy	L+675	1.3%	6/19/18	4,975	4,929	5,087
Swiss Watch International, Inc.	(d)(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	48,500	47,692	48,985
Technicolor SA	(d)(e)(j)	Media	L+600	1.3%	7/10/20	33,885	32,921	34,254
Tervita Corp.	(d)(j)	Commercial & Professional Services	L+500	1.3%	5/15/18	8,035	7,965	8,083
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	27,060	26,494	27,162
ThermaSys Corp.	(d)	Capital Goods	L+400	1.3%	5/3/19	9,875	9,785	9,768
Totes Isotoner Corp.	(d)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	6,622	6,546	6,660
Toys “R” Us-Delaware, Inc.	(e)	Consumer Durables & Apparel	L+450	1.5%	9/1/16	1,520	1,524	1,379
TravelCLICK, Inc.	(d)	Consumer Services	L+450	1.3%	3/16/16	7,776	7,712	7,854
Tri-Northern Acquisition, Inc.	(f)(h)	Retailing	L+800	1.3%	7/1/19	54,725	54,725	54,725
Tri-Northern Acquisition, Inc.	(f)	Retailing	L+800	1.3%	7/1/19	11,379	11,379	11,379
Virtual Radiologic Corp.	(g)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,492	3,446	2,060
VPG Group Holdings LLC	(d)(f)(h)	Materials	L+900	1.0%	10/4/16	64,070	63,409	65,031
Willbros Group, Inc.	(h)(j)	Energy	L+975	1.3%	8/5/19	15,960	15,422	16,199

Total Senior Secured Loans—First Lien							2,128,667	2,172,047
Unfunded Loan Commitments							(48,439)	(48,439)

Net Senior Secured Loans—First Lien							2,080,228	2,123,608

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—34.0%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	$22,556	$22,250	$21,879
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	14,844	14,844	15,081
Affordable Care, Inc.	(d)(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	40,000	39,493	40,200
Alliance Laundry Systems LLC		Capital Goods	L+825	1.3%	12/10/19	2,012	1,994	2,041
American Energy—Utica, LLC	(f)	Energy	L+475, 4.75% PIK	1.5%	9/30/18	75,689	75,689	75,689
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,299	16,821
Attachmate Corp.	(e)(f)(i)	Software & Services	L+950	1.5%	11/22/18	31,218	30,464	30,646
Audio Visual Services Group, Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	52,885	51,962	54,603
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	11,180	10,813	11,292
Brock Holdings III, Inc.	(e)(g)	Energy	L+825	1.8%	3/16/18	7,756	7,678	7,902
Camp International Holding Co.	(d)	Capital Goods	L+725	1.0%	11/29/19	6,207	6,301	6,343
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,158	5,065	5,248
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,669	17,085
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,707	7,749
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,850	57,284
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,791	50,438
EZE Software Group LLC	(e)	Software & Services	L+725	1.3%	4/5/21	2,381	2,359	2,427
Fram Group Holdings Inc.	(e)	Automobiles & Components	L+900	1.5%	1/29/18	2,000	1,993	1,907
ILC Industries, LLC	(f)(g)	Capital Goods	L+1000	1.5%	7/11/19	27,976	27,085	26,857
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169
Kronos Inc.	(e)(f)	Software & Services	L+850	1.3%	4/30/20	27,290	27,042	28,297
LM U.S. Member LLC	(g)	Transportation	L+825	1.3%	10/26/20	9,375	9,248	9,510
Mitchell International, Inc.	(g)	Software & Services	L+750	1.0%	10/11/21	15,000	14,854	15,258
OSP Group, Inc.	(d)(f)(g)(h)	Consumer Durables & Apparel	L+850	1.3%	7/31/20	105,000	105,000	106,575
P2 Upstream Acquisition Co.	(g)	Energy	L+800	1.0%	5/1/20	4,091	4,051	4,173
Paw Luxco II Sarl	(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€20,000	24,230	24,882
Pelican Products, Inc.	(d)	Capital Goods	L+1000	1.5%	6/14/19	$6,667	6,555	6,700
Pregis Corp.	(f)(g)	Capital Goods	L+1000	1.5%	3/23/18	50,000	49,283	50,250
Ranpak Corp.	(g)	Commercial & Professional Services	L+725	1.3%	4/23/20	11,324	11,218	11,663
Sensus USA Inc.	(d)(e)	Capital Goods	L+725	1.3%	5/9/18	8,571	8,576	8,571
SESAC Holdings Inc.	(f)	Media	L+875	1.3%	7/12/19	3,000	2,961	3,075
Stadium Management Corp.	(f)	Consumer Services	L+950	1.3%	12/7/18	23,529	23,163	23,647
TNT Crane & Rigging, Inc.		Energy	L+900	1.0%	11/27/21	1,500	1,381	1,448

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
TravelCLICK, Inc.	(f)(g)	Consumer Services	L+850	1.3%	3/26/18	$34,925	$34,620	$35,973
Travelport LLC	(g)	Consumer Services	4.0%, 4.4% PIK		12/1/16	24,036	20,167	24,546
TriZetto Group, Inc.	(g)	Software & Services	L+725	1.3%	3/28/19	8,372	8,265	8,037
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	14,750	14,711	15,027
Wall Street Systems Holdings, Inc.	(d)	Software & Services	L+800	1.3%	10/25/20	7,000	6,878	7,068
WildHorse Resources, LLC	(f)	Energy	L+625	1.3%	12/13/18	15,407	15,123	15,484

Total Senior Secured Loans—Second Lien							875,276	897,845

Senior Secured Bonds—14.6%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	76,913	56,520
Allen Systems Group, Inc.	(f)(g)	Software & Services	10.5%		11/15/16	38,448	30,409	21,723
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	4,000	4,000	4,075
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	7.0%		4/1/19	23,500	22,008	23,148
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,250
Blackboard Inc.		Software & Services	7.8%		11/15/19	6,500	6,500	6,486
Caesars Entertainment Operating Co.	(f)(i)(j)	Consumer Services	9.0%		2/15/20	20,000	19,066	19,481
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	54,598	54,288	56,398
Chassix, Inc.		Automobiles & Components	9.3%		8/1/18	2,000	2,067	2,140
Clear Channel Communications, Inc.	(d)(e)	Media	9.0%		12/15/19	1,152	989	1,182
Dole Food Co., Inc.	(g)	Food & Staples Retailing	7.3%		5/1/19	6,400	6,400	6,424
FairPoint Communications, Inc.	(f)(j)	Telecommunication Services	8.8%		8/15/19	19,750	19,750	20,984
Global A&T Electronics Ltd.	(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
HOA Restaurant Group, LLC	(f)	Consumer Services	11.3%		4/1/17	14,100	14,109	14,805
JW Aluminum Co.	(f)(g)	Materials	11.5%		11/15/17	47,980	47,336	47,920
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	10.5%		11/1/18	11,660	11,146	13,465
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	18,494	16,084	13,843
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	7,352	7,597	7,793
Ryerson Inc.	(e)	Capital Goods	9.0%		10/15/17	3,100	3,100	3,294
Sorenson Communication, Inc.	(g)	Telecommunication Services	10.5%		2/1/15	39,000	35,991	29,171
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	19,000	19,294	20,170
Tervita Corp.	(e)(j)	Commercial & Professional Services	8.0%		11/15/18	3,250	3,250	3,356

Total Senior Secured Bonds							414,297	385,548

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
JP Morgan Chase Bank, N.A. Credit-Linked Notes	(g)(j)	Diversified Financials	11.2%		12/20/21	$16,740	$16,710	$16,740
Lightpoint CLO 2006 V Class D	(g)(j)	Diversified Financials	L+365		8/5/19	6,500	3,758	6,054
Rampart CLO 2007 1A Class Subord.	(j)	Diversified Financials	40.3%		10/25/21	10,000	3,676	7,404
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	39.8%		4/17/21	5,000	3,030	5,230
Wind River CLO Ltd. 2012 1A Class Sub B	(j)	Diversified Financials	13.5%		1/15/24	42,504	38,658	42,955

Total Collateralized Securities							120,206	140,508

Equity/Other—6.2%(k)			Number of Shares	Amortized Cost	Fair Value(c)
American Energy Ohio Holdings, LLC, Common Equity	(l)(m)	Energy	5,070,590	5,071	5,071
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,087	3,333
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	7,190
Burleigh Point, Ltd., Warrants	(j)(l)	Retailing	17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services	2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(f)(l)	Consumer Durables & Apparel	61,859	1,202	2,147
ERC Ireland Holdings Ltd., Common Equity	(g)(j)(l)	Telecommunication Services	21,099	—	—
ERC Ireland Holdings Ltd., Warrants	(g)(j)(l)	Telecommunication Services	4,943	—	—
Flanders Corp., Common Equity	(g)(l)	Capital Goods	5,000,000	5,000	9,500
Florida Gaming Centers, Inc., Warrants	(g)(l)	Consumer Services	71	—	2,979
Florida Gaming Corp., Warrants	(g)(l)	Consumer Services	226,635	—	—
HBC Solutions, Inc., Common Equity, Class A Units	(l)	Media	26,984	3,051	2,855
Ipreo Holdings LLC, Common Equity	(g)(l)	Software & Services	1,000,000	1,000	2,100
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	924
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
Micronics, Inc., Common Equity	(l)	Capital Goods	50,000	500	520
Micronics, Inc., Preferred Equity	(l)	Capital Goods	50	500	500
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(l)	Energy	283,947	11,180	2,104
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	55,404	62,630
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,013,444	1,722	2,635
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	5,303
Safariland, LLC, Preferred Equity	(g)	Capital Goods	1,021	20,881	20,843

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Safariland, LLC, Warrants	(g)(l)	Capital Goods	2,263	$473	$962
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(l)	Energy	3,330,600	3,400	6,661
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(l)	Energy	8,000,000	9,180	9,190
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Energy	20,681	13	41
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	3,756
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	2,500,000	3,638	3,638

Total Equity/Other				142,114	163,344

TOTAL INVESTMENTS—156.7%				$4,054,085	4,137,581

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.7%)					(1,496,589)

NET ASSETS—100.0%					$2,640,992

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Arch Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2013.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2013, 84.4% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, the Company had four wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2014. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or the equity-related securities in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FB Advisor or any independent third-party valuation or pricing service that the

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

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

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with any third party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $5,400, $5,742 and $500 in estimated excise taxes payable in respect of income received during the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013, and 2012 respectively, the Company paid $5,407, $1,347 and $761 in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, the Company did not incur any interest or penalties.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to declare and pay such distributions on a quarterly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2013 and 2012 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering(1)	—	$—	—	$—	83,239,728	$886,432
Reinvestment of Distributions	5,674,543	57,972	10,771,271	109,373	10,140,536	98,763

Total Gross Proceeds	5,674,543	57,972	10,771,271	109,373	93,380,264	985,195
Commissions and Dealer Manager Fees	—	—	—	—	—	(83,084)

Net Proceeds to Company	5,674,543	57,972	10,771,271	109,373	93,380,264	902,111
Share Repurchase Program	(872,865)	(8,903)	(3,341,931)	(33,806)	(1,879,983)	(18,324)
Fractional Share Round Up	30,533	—	—	—	—	—
Listing Tender Offer	(23,255,813)	(250,000)	—	—	—	—

Net Proceeds from Share Transactions	(18,423,602)	$(200,931)	7,429,340	$75,567	91,500,281	$883,787

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the years ended December 31, 2014, 2013 and 2012, the Company issued 5,674,543, 10,771,271 and 10,140,536 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $57,972, $109,373 and $98,763 at an average price per share of $10.22, $10.15 and $9.74, respectively. During the period from January 1, 2015 to February 27, 2015, the Company issued 204,875 shares of common stock pursuant to the new DRP for gross proceeds of $2,006 at an average price per share of $9.79. For additional information regarding the terms of the new DRP, see Note 5.

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

During the year ended December 31, 2012, the Company sold 93,380,264 shares for gross proceeds of $985,195 at an average price per share of $10.55. The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $83,084 for the year ended December 31, 2012.

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

The listing tender offer expired on May 28, 2014. Due to the oversubscription of the listing tender offer, on June 4, 2014, the Company accepted for purchase on a pro rata basis 23,255,813 shares of common stock, or approximately 96.6% of the shares tendered at a purchase price of $10.75 per share, for an aggregate cost of approximately $250,000, excluding fees and expenses relating to the listing tender offer. The 23,255,813 shares of common stock accepted for purchase in the listing tender offer represented approximately 8.9% of the Company’s issued and outstanding shares of common stock as of June 4, 2014. The Company used available cash and borrowings under its senior secured revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto, or the ING credit facility, to fund the purchase of shares of common stock in the listing tender offer and to pay for all related fees and expenses.

Share Repurchase Program

Historically, the Company conducted quarterly tender offers pursuant to its former share repurchase program to provide limited liquidity to its stockholders. In anticipation of the listing of the Company’s shares of common stock on the NYSE, the Company’s board of directors terminated its share repurchase program effective March 21, 2014. The listing has provided liquidity to the Company’s stockholders, and therefore the Company does not expect to implement a new share repurchase program in the future.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
December 31, 2011	January 3, 2012	385,526	100%	$9.585	$3,695
March 31, 2012	April 2, 2012	411,815	100%	$9.675	$3,984
June 30, 2012	July 2, 2012	410,578	100%	$9.720	$3,991
September 30, 2012	October 1, 2012	672,064	100%	$9.900	$6,653
Fiscal 2013
December 31, 2012	January 2, 2013	883,047	100%	$10.000	$8,830
March 31, 2013	April 1, 2013	1,053,119	100%	$10.100	$10,637
June 30, 2013	July 1, 2013	749,224	100%	$10.200	$7,642
September 30, 2013	October 1, 2013	656,541	100%	$10.200	$6,697
Fiscal 2014
December 31, 2013	January 2, 2014	872,865	100%	$10.200	$8,903

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The incentive fee, which had consisted of three parts under the 2008 investment advisory and administrative services agreement, consists of two parts under each of the April 2014 advisory agreement and July 2014 investment advisory agreement. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. Under the 2008 investment advisory and administrative services agreement, the subordinated incentive fee on income was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre- incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of the Company’s net assets rather than adjusted capital.

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

Pursuant to the administration agreement, the Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor. The Company reimburses FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FB Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FB Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in May 2012.

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2014	2013	2012
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$81,780	$90,247	$68,059
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(9,468)	$4,173	$39,751
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$58,122	$62,253	$13,393
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$4,794	$5,165	$5,297
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$—	$15,842

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the year ended December 31, 2014 is net of waivers of $2,837. During the years ended December 31, 2014, 2013 and 2012, $84,920, $89,054, and $56,124, respectively, in base management fees were paid to FB Advisor. As of December 31, 2014, $19,560 in base management fees were payable to FB Advisor.
(2)

During the year ended December 31, 2014, the Company reversed capital gains incentive fees of $9,468 based on the performance of its portfolio. During the years ended December 31, 2013 and 2012, the Company accrued capital gains incentive fees of $4,173 and $39,751 based on the performance of its

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

portfolio, of which $2,583 and $27,960 were based on unrealized gains and $1,590 and $11,791 were based on realized gains, respectively. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor $1,590 in capital gains incentive fees during the year ended December 31, 2014. As of December 31, 2014, $21,075 in capital gains incentive fees were accrued, all of which was based on unrealized gains, and none of which is payable unless and until those gains are actually realized.
(3)	During the year ended December 31, 2014, $59,336 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2014, a subordinated incentive fee on income of $13,089 was payable to FB Advisor.
(4)	During the years ended December 31, 2014, 2013 and 2012, $3,849, $4,463 and $4,772, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $4,537, $4,959 and $4,504, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2014, 2013 and 2012.
(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings, L.P., or Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO / Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)(2)	$0.8586	$197,906
2013(3)	0.8303	212,153
2014(4)(5)	1.0843	267,856

(1)	In addition to regular cash distributions during such period, cash distributions declared and paid on the Company’s common stock during the year ended December 31, 2012 include approximately $12,417, or approximately $0.05 per share, in special cash distributions.

(2)	On May 15, 2012, the Company’s board of directors determined to increase the amount of semi-monthly distributions payable to stockholders of record from $0.033594 per share to $0.03375 per share, effective May 16, 2012. Beginning in June 2012, the Company declared and paid regular cash distributions on a monthly basis in an amount equal to $0.0675 per share.

(3)	On June 25, 2013, the Company’s board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, the Company’s board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(4)	On March 31, 2014, the Company’s board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014.

(5)	On July 1, 2014, the board of directors of the Company declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On November 6, 2014, the board of directors of the Company approved the declaration and payment of regular cash distributions to the Company’s stockholders on a quarterly rather than monthly basis, effective January 1, 2015. On January 13, 2015, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 2, 2015 to stockholders of record on March 25, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Historically, the Company had an “opt in” distribution reinvestment plan for its stockholders, or the old DRP, which terminated upon the listing of the Company’s shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if the Company made a cash distribution, its stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. On May 23, 2014, the Company adopted an “opt out”

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

distribution reinvestment plan, or the new DRP, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, the Company will reinvest all cash dividends or distributions declared by the Company’s board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	196,227	73%	212,153	100%	144,364	73%
Short-term capital gains proceeds from the sale of assets	39,835	15%	—	—	53,542	27%
Long-term capital gains proceeds from the sale of assets	31,794	12%	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$267,856	100%	$212,153	100%	$197,906	100%

(1)	During the years ended December 31, 2014, 2013 and 2012, 91.1%, 89.3% and 92.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.2%, 9.1% and 6.8%, respectively, was attributable to non-cash accretion of discount and 3.7%, 1.6% and 1.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $221,880, $236,936 and $185,513, respectively. As of December 31, 2014, 2013 and 2012, the Company had $152,743, $148,676 and $57,740, respectively, of undistributed net investment income and realized gains on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2013 was adjusted following the filing of the Company’s 2013 tax return in September 2014. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2013 exceeding GAAP-basis income with respect to collateralized securities and interests in partnerships held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes and, with respect to the year ended December 31, 2012, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income and the amount by which tax-basis income received by the Company with respect to collateralized securities and interests in partnerships exceeded its GAAP-basis income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
GAAP-basis net investment income	$242,008	$244,976	$133,907
Reversal of incentive fee accrual on unrealized gains	(9,468)	2,583	27,960
Taxable income adjustment on collateralized securities and partnerships	—	—	9,355
Excise taxes	5,400	5,742	500
Tax-basis net investment income portion of total return swap payments	—	—	12,356
Reclassification of unamortized original issue discount and prepayment fees	(19,436)	(15,904)	—
Other miscellaneous differences	3,376	(461)	1,435

Tax-basis net investment income	$221,880	$236,936	$185,513

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $19,737 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $7,292 and $12,445, respectively. During the year ended December 31, 2013, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively. During the year ended December 31, 2012, the Company reduced accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $13,480 and increased accumulated undistributed (distributions in excess of) net investment income by $13,480 to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	Year ended December 31,
	2014	2013
Distributable ordinary income (income and short-term capital gains)	$114,667	$116,882
Distributable realized gains (long-term capital gains)	38,076	31,794
Incentive fee accrual on unrealized gains	(21,075)	(30,543)
Unamortized organization costs	(386)	(429)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(23,085)	56,276

	$108,197	$173,980

(1)	As of December 31, 2014 and 2013, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $136,422 and $125,870, respectively. As of December 31, 2014 and 2013, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $159,507 and $69,594, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,210,963 and $4,081,123 as of December 31, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(23,085) and $56,276 as of December 31, 2014 and 2013, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,215,957	$2,206,206	53%	$2,080,228	$2,123,608	51%
Senior Secured Loans—Second Lien	713,675	708,255	17%	875,276	897,845	22%
Senior Secured Bonds	423,961	359,275	8%	414,297	385,548	9%
Subordinated Debt	467,645	464,304	11%	421,964	426,728	10%
Collateralized Securities	110,362	123,920	3%	120,206	140,508	4%
Equity/Other	250,497	321,487	8%	142,114	163,344	4%

Total	$4,182,097	$4,183,447	100%	$4,054,085	$4,137,581	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2014, except for one equity/other investment, Fronton Investor Holdings, LLC, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2014, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities or delayed draw credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014, the Company had ten such investments with aggregate unfunded commitments of $101,099 and one equity investment with an unfunded commitment of $788. As of December 31, 2013, the Company had five such investments with aggregate unfunded commitments of $48,439 and one equity investment with an unfunded commitment of $4,629. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$24,737	1%	$51,551	1%
Capital Goods	964,394	23%	858,352	21%
Commercial & Professional Services	283,513	7%	318,196	8%
Consumer Durables & Apparel	319,160	8%	306,917	7%
Consumer Services	692,533	17%	436,650	11%
Diversified Financials	179,548	4%	160,678	4%
Energy	434,424	10%	468,036	11%
Food & Staples Retailing	18,324	0%	29,484	1%
Food, Beverage & Tobacco	—	—	4,042	0%
Health Care Equipment & Services	104,205	3%	176,010	4%
Household & Personal Products	—	—	66,300	2%
Insurance	—	—	17,814	0%
Materials	297,179	7%	233,719	6%
Media	157,443	4%	193,283	5%
Pharmaceuticals, Biotechnology & Life Sciences	16,243	0%	57,794	1%
Retailing	5,004	0%	69,171	2%
Software & Services	312,505	7%	366,976	9%
Technology Hardware & Equipment	137,471	3%	134,121	3%
Telecommunication Services	161,951	4%	178,977	4%
Transportation	74,813	2%	9,510	0%

Total	$4,183,447	100%	$4,137,581	100%

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

As of December 31, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2014	December 31, 2013
Level 1—Price quotations in active markets	$1,343	$2,147
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,182,104	4,135,434

	$4,183,447	$4,137,581

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Forty-one senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2014. One senior secured loan investment and two collateralized loan securities, which were newly issued and purchased near December 31, 2014, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of December 31, 2013 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Twenty-seven senior secured loan investments, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Also, one equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2014
	Senior Secured Loans - First Lien	Senior Secured Loans -Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	10,339	6,435	4,346	2,644	431	87	24,282
Net realized gain (loss)	4,746	8,842	(1,347)	6,154	6,581	5,631	30,607
Net change in unrealized appreciation (depreciation)	(53,131)	(27,989)	(35,937)	(8,105)	(6,744)	50,564	(81,342)
Purchases	1,260,125	386,982	215,937	169,456	19,217	126,358	2,178,075
Paid-in-kind interest	1,536	6,321	—	7,237	—	1,893	16,987
Sales and redemptions	(1,141,017)	(570,181)	(209,272)	(139,810)	(36,073)	(25,586)	(2,121,939)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(25,313)	$(9,193)	$(34,085)	$(5,016)	$(1,508)	$57,139	$(17,976)

	For the Year Ended December 31, 2013
	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,945,159	$764,356	$466,299	$511,971	$118,994	$127,943	$3,934,722
Accretion of discount (amortization of premium)	24,984	6,725	5,648	5,303	549	57	43,266
Net realized gain (loss)	7,628	3,098	20,815	9,786	5,687	—	47,014
Net change in unrealized appreciation (depreciation)	13,217	10,605	(35,008)	(15,301)	(7,281)	6,841	(26,927)
Purchases	1,646,725	446,626	231,539	239,201	47,340	29,100	2,640,531
Paid-in-kind interest	816	689	484	4,093	—	1,633	7,715
Sales and redemptions	(1,514,921)	(334,254)	(304,229)	(328,325)	(24,781)	(4,377)	(2,510,887)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$31,181	$4,397	$3,767	$(2,661)	$(3,588)	$4,493	$37,589

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at December 31, 2014(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,700,237	Market Comparables	Market Yield (%)	4.8% - 12.3%	9.0%
		Market Comparables	EBITDA Multiples (x)	7.8x - 7.8x	7.8x
	47,307	Other	Other	N/A	N/A
	448,151	Market Quotes	Indicative Dealer Quotes	74.9% - 102.1%	95.3%
	10,511	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	319,917	Market Comparables	Market Yield (%)	8.8% - 12.3%	10.9%
	388,338	Market Quotes	Indicative Dealer Quotes	79.5% - 101.0%	98.3%
Senior Secured Bonds	59,062	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	300,213	Market Quotes	Indicative Dealer Quotes	34.0% - 101.0%	83.9%
Subordinated Debt	333,351	Market Comparables	Market Yield (%)	8.8% - 18.3%	11.7%
	313	Other	Other	N/A	N/A
			EBITDA Multiples (x)	7.8x - 8.3x	8.0x
	130,640	Market Quotes	Indicative Dealer Quotes	41.5% - 110.5%	85.0%
Collateralized Securities	17,284	Market Comparables	Market Yield (%)	11.3% - 11.3%	11.3%
	87,462	Market Quotes	Indicative Dealer Quotes	50.0% - 97.9%	85.5%
	19,174	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	310,839	Market Comparables	Market Yield (%)	13.0% - 15.8%	14.9%
			EBITDA Multiples (x)	5.3x - 12.0x	7.8x
			Production Multiples (Mboe/d)	$32,500.0 - $70,256.0	$46,915.4
			Proved Reserves Multiples (Mmboe)	$7.0 - $12.0	$11.0
			PV-10 Multiples (x)	0.5x - 1.8x	1.7x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	37.5% - 55.5%	51.1%
	9,305	Market Quotes	Indicative Dealer Quotes	$13.8 - $132.7	$120.4

Total	$4,182,104

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.
(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2013(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,406,294	Market Comparables	Market Yield (%)	6.5% - 16.0%	8.8%
Senior Secured Loans—Second Lien	200,044	Market Comparables	Market Yield (%)	10.3% -11.8%	10.9%
Senior Secured Bonds	211,066	Market Comparables	Market Yield (%)	7.8% - 13.8%	11.1%
Subordinated Debt	16,740	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	161,197	Market Comparables	Market Yield (%)	13.5% - 15.8%	15.1%
			EBITDA Multiples (x)	5.0x - 13.3x	7.3x
			Production Multiples (Mmb/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $9.0	$8.5
			PV-10 Multiples (x)	0.6x - 0.7x	0.6x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 24.3%	17.6%
		Option Valuation Model	Volatility (%)	52.5% - 61.5%	53.0%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $48,439 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$65,808		$59,192	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$123,019	(1)	$176,981	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,625 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.21 as of December 31, 2014 to reflect total amount outstanding in U.S. dollars.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $1,825,246 and 3.16%, respectively. As of December 31, 2014, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.53%.

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

As of December 31, 2014 and 2013, $0 and $373,682, respectively, was outstanding under the Arch Street credit facility. The Company incurred costs of $4,884 in connection with obtaining and amending the Arch Street credit facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Arch Street credit facility on July 14, 2014, $2,226 of remaining unamortized deferred financing costs were charged to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$4,173	$10,093	$3,766
Non-usage fees	220	311	22
Amortization of deferred financing costs	2,896	1,481	507

Total interest expense	$7,289	$11,885	$4,295

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$6,464	$12,121	—
Average borrowings under the facility(2)	$360,986	$488,712	$470,962
Effective interest rate on borrowings (including the effect of non-usage fees)	—%	1.99%	2.30%
Weighted average interest rate (including the effect of non-usage fees)	2.24%	2.10%	2.33%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	The average borrowings under the Arch Street credit facility are calculated from the beginning of the period to July 14, 2014, the date the Company terminated the facility.

Borrowings of Arch Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, the Company’s wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On March 23, 2012, Broad Street and Deutsche Bank entered into an amendment to the Broad Street credit facility which extended the maturity date of the facility to March 23, 2013, increased the aggregate amount which could be borrowed under the facility to $380,000 and reduced the interest rate for all borrowings under the facility to a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. On December 13, 2012, Broad Street repaid $140,000 of borrowings under the facility, thereby reducing the amount which could be borrowed under the facility to $240,000. On March 22, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility to extend the maturity date of the facility to December 22, 2013. On December 20, 2013, Broad Street and Deutsche Bank entered into an amendment to the facility that extended the maturity date to December 20, 2014 and reduced the maximum amount which could be borrowed under the facility to $125,000. On December 18, 2014, Broad Street and Deutsche Bank entered into a further amendment to the facility which extended the maturity date to December 18, 2015, incorporated a commitment fee of 1.50% payable on unused amounts (triggered after five consecutive business days of Broad Street utilizing less than 33% of the maximum commitment), and gave Broad Street the right to reduce the maximum commitment upon three (3) days’ notice to the administrative agent. The Broad Street credit facility provides for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank is a lender and serves as administrative agent under the facility.

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

As of December 31, 2014 and 2013, $65,808 and $125,000, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, all of the deferred financing costs have been amortized to interest expense.

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

In connection with the facility, Broad Street has made certain representations and warranties and is required to comply with various covenants and other requirements customary for similar facilities. The facility also contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by Broad Street of certain ineligible assets; (d) the insolvency or bankruptcy of Broad Street or the Company; (e) the Company ceasing to act as investment manager of Broad Street’s assets; (f) the decline of the Company’s net asset value below $50,000; and (g) fraud or other illicit acts by the Company, FB Advisor or GDFM in its or their investment advisory capacities. During the continuation of an event of default, Broad Street must pay interest at a default rate.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$1,847	$4,117	$7,541
Non-usage fees	—	72	18
Amortization of deferred financing costs	—	225	958

Total interest expense	$1,847	$4,414	$8,517

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$1,719	$4,735	$8,143
Average borrowings under the facility	$107,113	$230,466	$368,023
Effective interest rate on borrowings (including the effect of non-usage fees)	1.75%	1.74%	1.80%
Weighted average interest rate (including the effect of non-usage fees)	1.75%	1.76%	2.05%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

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

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 1.5% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which the Company elects the Eurocurrency option is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion is 65% or more of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is less than 65%. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

In connection with the ING credit facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company’s minimum stockholders’ equity, measured as of each fiscal quarter-end, must be greater than or equal to the greater of (i) 40% of assets of the Company and its subsidiaries as of the last day of such fiscal quarter and (ii) $1,980,744 (less amounts paid to purchase common stock in the Company’s listing tender offer), plus 50% of the net proceeds of any post-closing equity offerings; (b) the Company must maintain at all times a 200% asset coverage ratio; (c) the sum of (x) the Company and the guarantors’ net worth (defined as stockholders’ equity minus the net asset value held by the Company in any special-purpose financing subsidiaries) plus (y) 30% of the equity value of any special-purpose financing subsidiaries, must at all times be at least equal to the sum of (A) any unsecured longer-term debt of the Company and (B) accrued but unpaid base management fees and incentive fees at the time of measurement; and (d) the aggregate value of eligible portfolio investments that can be converted to cash in fewer than 20 business days without more than a 5% change in price must not be less than 10% of the covered debt amount (defined as the aggregate amount of outstanding loans and issued letters of credit under the facility, plus, to the extent incurred after closing of the ING credit facility, certain other permitted debt of the Company) for more than 30 business days during any period during which the covered debt amount (less cash and cash equivalents included in the borrowing base) is greater than 90% of the borrowing base (less cash and cash equivalents included therein).

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

As of December 31, 2014 and 2013, $123,019 and $0, respectively, was outstanding under the ING credit facility, which includes Eurocurrency borrowings in an aggregate amount of €29,625 and €0, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $2,551 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the ING credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$3,994	$—	$—
Non-usage fees	616	—	—
Amortization of deferred financing costs	855	—	—

Total interest expense	$5,465	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$4,272	—	—
Average borrowings under the facility(2)	$251,387	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.23%	—	—
Weighted average interest rate (including the effect of non-usage fees)	2.46%	—	—

(1)	Interest under the ING credit facility is payable at the end of each interest period in arrears for Eurocurrency borrowings and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	The average borrowings under the ING credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014.

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

Pursuant to the Amended and Restated Indenture, Locust Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition, the Amended and Restated Indenture contains customary events of default for similar financing arrangements, including: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 130% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to the Company’s investment adviser, FB Advisor.

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

Pursuant to the JPM Facility, Race Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The JPM Facility contains customary events of default included in similar transactions, including: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture.

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

As of December 31, 2014 and 2013, Class A Notes in the aggregate principal amount of $1,140,000 and $1,140,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000 and $950,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2014 and 2013, Race Street’s liability under the JPM Facility was $950,000 and $950,000, respectively, plus $6,690 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of December 31, 2014 and 2013, the fair value of assets held by Locust Street was $1,832,095 and $1,870,351, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2014 and 2013, the fair value of assets held by Race Street was $855,341 and $747,330, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2014, $61 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the JPM Facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$31,304	$26,452	$14,652
Non-usage fees	—	—	—
Amortization of deferred financing costs	112	106	101

Total interest expense	$31,416	$26,558	$14,753

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$31,304	$24,060	$11,648
Average borrowings under the facility	$950,000	$802,746	$406,002
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%	3.25%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.25%	3.25%	3.61%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

Amounts outstanding under the JPM Facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Walnut Street Credit Facility

On December 3, 2014, Walnut Street Funding LLC, or Walnut Street, the Company’s wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Walnut Street credit facility, with Wells Fargo Bank, National Association, or together with Wells Fargo Securities, LLC, Wells Fargo. Wells Fargo Securities, LLC served as the administrative agent and Wells Fargo Bank, National Association was the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis. Prior to the termination of the Walnut Street credit facility, borrowings under the Walnut Street credit facility accrued interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the Walnut Street credit facility was not borrowed.

As of December 31, 2014 and 2013, $0 and $225,000, respectively, was outstanding under the Walnut Street credit facility. The Company incurred costs of $4,029 in connection with obtaining the Walnut Street credit facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Walnut Street credit facility on December 18, 2014, $2,013 of remaining unamortized deferred financing costs were charged to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$6,009	$7,118	$1,988
Non-usage fees	734	33	205
Amortization of deferred financing costs	2,805	755	469

Total interest expense	$9,548	$7,906	$2,662

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$8,444	$6,959	$684
Average borrowings under the facility(2)	$235,768	$243,583	$139,274
Effective interest rate on borrowings (including the effect of non-usage fees)	—%	2.89%	2.70%
Weighted average interest rate (including the effect of non-usage fees)	3.18%	2.90%	3.07%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Walnut Street credit facility are calculated from the beginning of the period to December 3, 2014, the date the Company terminated the facility.

Borrowings of Walnut Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

4.000% Notes due 2019

On July 14, 2014, the Company and U.S. Bank National Association, or U.S. Bank, entered into an indenture, or the base indenture, and a first supplemental indenture, or the first supplemental indenture, and together with the base indenture and the second supplemental indenture described below, the indenture, relating to the Company’s issuance of $400,000 aggregate principal amount of its 4.000% notes due 2019, or the 4.000% notes.

The 4.000% notes will mature on July 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption price set forth in the indenture. The 4.000% notes bear interest at a rate of 4.000% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The 4.000% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.000% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding 4.000% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.000% notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of December 31, 2014 and 2013, $400,000 and $0, respectively, of the 4.000% notes were outstanding. The carrying amount outstanding under the 4.000% notes approximates its fair value. The Company incurred costs of $6,177 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of December 31, 2014, $5,601 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the 4.000% notes due 2019 were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$7,496	$—	$—
Amortization of deferred financing costs	576	—	—

Total interest expense	$8,072	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes due 2019 were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$—	—	—
Average borrowings under the facility(2)	$400,000	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	4.00%	—	—
Weighted average interest rate (including the effect of non-usage fees)	4.00%	—	—

(1)	Interest under the 4.000% notes due 2019 is paid semi-annually in arrears.

(2)	Average borrowings under the 4.000% notes are calculated for the period since the date of issuance to December 31, 2014.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

4.250% Notes due 2020

On December 3, 2014, the Company and U.S. Bank entered into a second supplemental indenture to the base indenture, or the second supplemental indenture, relating to the Company’s issuance of $325,000 aggregate principal amount of its 4.250% notes due 2020, or the 4.250% notes.

The 4.250% notes will mature on January 15, 2020 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption price set forth in the indenture. The 4.250% notes bear interest at a rate of 4.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2015. The 4.250% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.250% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding 4.250% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.250% notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of December 31, 2014 and 2013, $325,000 and $0, respectively, of the 4.250% notes was outstanding. The carrying amount outstanding under the 4.250% notes approximates its fair value. The Company incurred costs of $4,954 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of December 31, 2014, $4,884 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the 4.250% notes due 2020 were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$1,097	$—	$—
Amortization of deferred financing costs	70	—	—

Total interest expense	$1,167	$—	$—

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes due 2020 were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$—	—	—
Average borrowings under the facility(2)	$325,000	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	4.25%	—	—
Weighted average interest rate (including the effect of non-usage fees)	4.25%	—	—

(1)	Interest under the 4.250% notes due 2020 is paid semi-annually in arrears.

(2)	Average borrowings under the 4.250% notes are calculated for the period since the date of issuance to December 31, 2014.

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2010	$297,201	2.31	—	N/A
2011	$791,324	2.89	—	N/A
2012	$1,649,713	2.52	—	N/A
2013	$1,673,682	2.58	—	N/A
2014	$1,863,827	2.27	—	N/A

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage (continued)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on a stock exchange.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Per Share Data:(1)
Net asset value, beginning of period	$10.18	$9.97	$9.35	$9.42	$9.10
Results of operations(2)
Net investment income (loss)	0.97	0.96	0.59	0.76	0.40
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(0.19)	0.08	0.86	(0.19)	0.81

Net increase (decrease) in net assets resulting from operations	0.78	1.04	1.45	0.57	1.21

Stockholder distributions(3)
Distributions from net investment income	(0.79)	(0.83)	(0.63)	(0.78)	(0.55)
Distributions from net realized gain on investments	(0.29)	—	(0.23)	(0.13)	(0.32)

Net decrease in net assets resulting from stockholder distributions	(1.08)	(0.83)	(0.86)	(0.91)	(0.87)

Capital share transactions
Issuance of common stock(4)	—	—	0.04	0.34	0.10
Repurchases of common stock(5)	(0.05)	—	—	—	—
Offering costs(2)	—	—	(0.01)	(0.07)	(0.07)
Reimbursement to investment adviser(2)	—	—	—	—	(0.10)
Capital contributions of investment adviser(2)	—	—	—	—	0.05

Net increase (decrease) in net assets resulting from capital share transactions	(0.05)	—	0.03	0.27	(0.02)

Net asset value, end of period	$9.83	$10.18	$9.97	$9.35	$9.42

Per share market value, end of period	$9.93	—	—	—	—

Shares outstanding, end of period	240,896,559	259,320,161	251,890,821	160,390,540	41,332,661

Total return based on net asset value(6)	7.17%	10.43%	15.83%	8.93%	13.08%

Total return based on market value(7)	5.35%	—	—	—	—

Ratio/Supplemental Data:
Net assets, end of period	$2,366,986	$2,640,992	$2,511,738	$1,498,892	$389,232

Ratio of net investment income to average net assets(8)	9.54%	9.50%	6.07%	8.10%	4.37%

Ratio of total operating expenses to average net assets(8)	8.90%	8.90%	7.67%	5.01%	9.89%
Ratio of waived expenses to average net assets(8)	(0.11)%	—	—	—	—

Ratio of net operating expenses to average net assets(8)	8.79%	8.90%	7.67%	5.01%	9.89%

Portfolio turnover	50.27%	61.18%	65.70%	72.28%	67.48%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,863,827	$1,673,682	$1,649,713	$791,324	$297,201

Asset coverage per unit(9)	2.27	2.58	2.52	2.89	2.31

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The listing tender offer and the purchase of shares of common stock pursuant thereto on June 4, 2014 resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the years ended December 31, 2013, 2012, 2011 and 2010.

(6)	The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	The total return based on market value was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Ratio of accrued capital gains incentive fees to average net assets	(0.37)%	0.16%	1.80%	(0.46)%	2.54%
Ratio of subordinated income incentive fees to average net assets	2.29%	2.41%	0.61%	—	—
Ratio of interest expense to average net assets	2.56%	1.97%	1.37%	1.29%	1.81%
Ratio of excise taxes to average net assets	0.21%	0.22%	0.02%	—	—

(9)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$113,385	$115,917	$120,721	$114,796
Operating expenses
Net expenses and excise taxes	45,330	55,814	62,748	58,919

Net investment income	68,055	60,103	57,973	55,877
Realized and unrealized gain (loss)	(78,244)	(4,504)	11,338	24,183

Net increase (decrease) in net assets resulting from operations	$(10,189)	$55,599	$69,311	$80,060

Per share information-basic and diluted
Net investment income	$0.28	$0.25	$0.23	$0.22

Net increase (decrease) in net assets resulting from operations	$(0.04)	$0.23	$0.27	$0.31

Weighted average shares outstanding	240,480,410	239,548,922	255,301,300	260,185,661

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$116,866	$123,307	$124,349	$110,044
Operating expenses
Total expenses	64,446	55,535	50,294	59,315

Net investment income	52,420	67,772	74,055	50,729
Realized and unrealized gain (loss)	24,388	(8,155)	(27,116)	31,747

Net increase (decrease) in net assets resulting from operations	$76,808	$59,617	$46,939	$82,476

Per share information-basic and diluted
Net investment income	$0.20	$0.26	$0.29	$0.20

Net increase (decrease) in net assets resulting from operations	$0.30	$0.23	$0.18	$0.33

Weighted average shares outstanding	258,262,842	256,108,444	254,213,036	252,606,873

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2014 and 2013. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 102.

Changes in Internal Control Over Financial Reporting

During our fourth quarter of 2014, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report in Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2014.)

10.12	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.13	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.14	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.15	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.16	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.17	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.18	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.19	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.20	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.23	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.25	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)
10.26	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.28	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.29	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.30	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.31	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.32	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.34	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.35	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.38	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.39	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.40	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.41	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.43	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.44	Control Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.45	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: March 2, 2015	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 2, 2015	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 2, 2015	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 2, 2015	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 2, 2015	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Director

Date: March 2, 2015	/s/ BARRY H. FRANK
Barry H. Frank Director

Date: March 2, 2015	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: March 2, 2015	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: March 2, 2015	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: March 2, 2015	/s/ MICHAEL HELLER
Michael Heller Director

Date: March 2, 2015	/s/ PAUL MENDELSON
Paul Mendelson Director

Date: March 2, 2015	/s/ PEDRO A. RAMOS
Pedro A. Ramos Director