Form 10-Q
period 2015-03-31
FS Investment CORP
filed 2015-05-11
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 241,702,625 shares of the registrant’s common stock outstanding as of May 8, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,130,468 and $4,164,166, respectively)	$4,145,545	$4,168,654
Investments, at fair value—affiliated (amortized cost—$17,931 and $17,931, respectively)	16,138	14,793
Cash	83,894	95,205
Foreign currency, at fair value (cost—$5,657 and $1,661, respectively)	4,986	1,639
Receivable for investments sold and repaid	40,961	8,976
Interest receivable	59,245	51,814
Deferred financing costs	12,238	13,097
Prepaid expenses and other assets	1,345	708

Total assets	$4,364,352	$4,354,886

Liabilities
Payable for investments purchased	$832	$28,095
Credit facilities payable	174,005	188,827
Unsecured notes payable	725,000	725,000
Repurchase agreement payable(1)	950,000	950,000
Stockholder distributions payable	53,706	17,885
Management fees payable	19,073	19,560
Accrued capital gains incentive fees(2)	24,823	21,075
Subordinated income incentive fees payable(2)	13,905	13,089
Administrative services expense payable	613	1,410
Interest payable	14,983	15,850
Directors’ fees payable	288	296
Deferred financing costs payable	—	473
Other accrued expenses and liabilities	1,412	6,340

Total liabilities	1,978,640	1,987,900

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 241,101,342 and 240,896,559 shares issued and outstanding, respectively	241	241
Capital in excess of par value	2,260,554	2,258,548
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	37,153	33,758
Accumulated undistributed (distributions in excess of) net investment income(4)	66,601	68,658
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	21,163	5,781

Total stockholders’ equity	2,385,712	2,366,986

Total liabilities and stockholders’ equity	$4,364,352	$4,354,886

Net asset value per share of common stock at period end	$9.90	$9.83

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income—unaffiliated	$103,939	$104,711
Fee income—unaffiliated	4,696	10,085

Total investment income	108,635	114,796

Operating expenses
Management fees	19,038	22,371
Capital gains incentive fees(1)	3,748	4,836
Subordinated income incentive fees(1)	13,905	15,178
Administrative services expenses	991	1,200
Stock transfer agent fees	80	451
Accounting and administrative fees	276	332
Interest expense	17,299	12,700
Directors’ fees	227	265
Other general and administrative expenses	1,422	1,586

Total operating expenses	56,986	58,919

Net investment income	51,649	55,877

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	3,285	13,822
Net realized gain (loss) on foreign currency	110	(19)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	10,589	10,335
Net change in unrealized appreciation (depreciation) on investments— affiliated	1,345	—
Net change in unrealized gain (loss) on foreign currency	3,448	45

Total net realized and unrealized gain (loss) on investments	18,777	24,183

Net increase (decrease) in net assets resulting from operations	$70,426	$80,060

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.29	$0.31

Weighted average shares outstanding	241,084,292	260,185,661

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operations
Net investment income (loss)	$51,649	$55,877
Net realized gain (loss) on investments and foreign currency	3,395	13,803
Net change in unrealized appreciation (depreciation) on investments	11,934	10,335
Net change in unrealized gain (loss) on foreign currency	3,448	45

Net increase (decrease) in net assets resulting from operations	70,426	80,060

Stockholder distributions(1)
Distributions from net investment income	(53,706)	(56,237)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(53,706)	(56,237)

Capital share transactions(2)
Reinvestment of stockholder distributions	2,006	29,257
Repurchases of common stock	—	(8,903)

Net increase (decrease) in net assets resulting from capital share transactions	2,006	20,354

Total increase (decrease) in net assets	18,726	44,177
Net assets at beginning of period	2,366,986	2,640,992

Net assets at end of period	$2,385,712	$2,685,169

Accumulated undistributed (distributions in excess of) net investment income(1)	$66,601	$34,962

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,

	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$70,426	$80,060
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(191,510)	(471,491)
Paid-in-kind interest	(4,994)	(2,439)
Proceeds from sales and repayments of investments	237,355	566,115
Net realized (gain) loss on investments	(3,285)	(13,822)
Net change in unrealized (appreciation) depreciation on investments	(11,934)	(10,335)
Accretion of discount	(3,868)	(8,074)
Amortization of deferred financing costs	859	582
(Increase) decrease in receivable for investments sold and repaid	(31,985)	(41,057)
(Increase) decrease in interest receivable	(7,431)	(7,705)
(Increase) decrease in prepaid expenses and other assets	(637)	(248)
Increase (decrease) in payable for investments purchased	(27,263)	898
Increase (decrease) in management fees payable	(487)	(325)
Increase (decrease) in accrued capital gains incentive fees	3,748	3,246
Increase (decrease) in subordinated income incentive fees payable	816	875
Increase (decrease) in administrative services expense payable	(797)	667
Increase (decrease) in interest payable	(867)	(261)
Increase (decrease) in directors’ fees payable	(8)	—
Increase (decrease) in other accrued expenses and liabilities	(4,928)	(5,130)

Net cash provided by (used in) operating activities	23,210	91,556

Cash flows from financing activities
Issuance of common stock	—	—
Reinvestment of stockholder distributions	2,006	29,257
Repurchases of common stock	—	(8,903)
Stockholder distributions	(17,885)	(56,094)
Borrowings under credit facilities(1)	24,200	14,800
Borrowings under unsecured notes(1)	—	—
Repayments of credit facilities(1)	(39,022)	—
Borrowings under repurchase agreement(2)	—	—
Deferred financing costs paid	(473)	(259)

Net cash provided by (used in) financing activities	(31,174)	(21,199)

Total increase (decrease) in cash	(7,964)	70,357
Cash and foreign currency at beginning of period	96,844	227,328

Cash and foreign currency at end of period	$88,880	$297,685

Supplemental disclosure
Local and excise taxes paid	$5,546	$5,100

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the three months ended March 31, 2015 and 2014, the Company paid $9,416 and $4,488, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2015 and 2014, the Company paid $7,891 and $7,891, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—92.1%
A.P. Plasman Inc.	(f)(g)(h)(j)	Capital Goods	L+775	1.0%	12/29/19	$136,959	$136,959	$137,986
A.P. Plasman Inc.	(h)(j)(o)	Capital Goods	L+775	1.0%	12/29/19	36,919	36,919	37,196
AccentCare, Inc.	(h)	Health Care Equipment & Services	L+500	1.5%	12/22/16	1,954	1,868	1,865
Allen Systems Group, Inc.	(f)(h)(l)	Software & Services	L+1,425	1.0%	12/14/17	1,539	1,724	1,746
Allen Systems Group, Inc.	(f)(h)(l)	Software & Services	L+1,625	1.0%	12/14/17	36,832	41,251	41,796
Altus Power America, Inc.	(h)	Energy	L+750	1.5%	10/10/21	899	899	908
Altus Power America, Inc.	(h)(o)	Energy	L+750	1.5%	10/10/21	2,226	2,226	2,248
American Racing and Entertainment, LLC	(f)	Consumer Services	11.0%		7/1/15	7,750	7,750	7,779
American Racing and Entertainment, LLC	(f)	Consumer Services	L+900		7/1/15	12,250	12,250	12,281
American Racing and Entertainment, LLC	(f)	Consumer Services	L+1000	1.0%	7/1/18	6,500	6,500	6,524
AP Exhaust Acquisition, LLC	(h)	Automobiles & Components	L+775	1.5%	1/16/21	14,595	14,595	14,303
Aspect Software, Inc.	(h)	Software & Services	L+550	1.8%	5/7/16	1,168	1,156	1,167
Azure Midstream Energy LLC	(h)	Energy	L+650	1.0%	11/15/18	263	260	251
BenefitMall Holdings, Inc.	(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,963	14,963	15,112
BenefitMall Holdings, Inc.	(h)(o)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,509
Boomerang Tube, LLC	(h)(l)(p)	Energy	L+950	1.5%	10/11/17	17,864	17,531	10,272
Cadillac Jack, Inc.	(f)(h)(j)	Consumer Services	L+850	1.0%	5/15/19	74,263	73,196	77,233
Caesars Entertainment Operating Co., Inc.	(e)(f)(j)(l)	Consumer Services	L+575		3/1/17	12,621	11,878	11,566
Caesars Entertainment Operating Co., Inc.	(f)(j)(l)	Consumer Services	L+675		3/1/17	2,363	2,273	2,178
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(h)(j)(l)	Consumer Services	L+875	1.0%	1/28/18	84,594	84,070	77,446
Caesars Entertainment Resort Properties, LLC	(e)(f)(h)	Consumer Services	L+600	1.0%	10/11/20	71,996	68,360	68,306
Corel Corp.	(f)(g)(h)(j)	Software & Services	L+825		6/7/19	149,127	149,127	151,363
Corel Corp.	(h)(j)(o)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(f)(h)	Consumer Services	L+975	1.3%	11/2/19	44,611	44,757	44,555
CoSentry.Net, LLC	(f)(h)	Software & Services	L+800	1.3%	12/31/19	57,799	57,799	58,955
Crestwood Holdings LLC	(h)	Energy	L+600	1.0%	6/19/19	5,382	5,363	5,096
Dent Wizard International Corp.	(f)(h)	Commercial & Professional Services	L+869	1.0%	2/5/20	88,866	88,866	88,866
Dent Wizard International Corp.	(h)(o)	Commercial & Professional Services	L+425	1.0%	2/5/20	2,317	2,317	2,317
Eastman Kodak Co.	(h)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,718	10,554	10,732
Flanders Corp.	(f)	Capital Goods	L+950	1.5%	5/14/18	35,493	34,947	35,892
Fronton Holdings, LLC	(f)	Consumer Services	15.0%		4/30/19	3,736	3,703	3,736
H.M. Dunn Company, Inc.	(h)	Capital Goods	Prime+711		3/26/21	1,000	1,000	1,000
H.M. Dunn Company, Inc.	(h)(o)	Capital Goods	Prime+711		3/26/21	357	357	357

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
HBC Solutions, Inc.	(f)(g)(h)	Media	L+875	1.5%	2/4/18	$83,797	$83,797	$84,216
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	13,858	13,858	13,858
Industry City TI Lessor, L.P.	(h)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	25,215	25,215	25,215
Infiltrator Systems, Inc.	(f)(g)(h)	Capital Goods	L+778	1.3%	10/31/19	226,000	225,869	226,000
Lantiq Deutschland GmbH	(f)(h)(j)	Software & Services	L+900	2.0%	11/16/15	7,968	7,832	7,928
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	4,377	4,343	3,997
Leading Edge Aviation Services, Inc.	(f)(g)(h)	Capital Goods	L+875	1.5%	6/30/19	33,280	32,990	33,113
LEAS Acquisition Co Ltd.	(h)(j)	Capital Goods	L+875	1.5%	6/30/19	€28,875	39,531	30,864
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+875	1.5%	6/30/19	$10,491	10,491	10,439
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,331	13,331	13,065
Micronics, Inc.	(f)(h)	Capital Goods	L+800	1.3%	3/28/19	58,581	58,266	58,581
Micronics, Inc.	(f)(h)(o)	Capital Goods	L+800	1.3%	3/28/19	19,500	19,500	19,500
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,685	8,583	7,034
MModal LLC	(h)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,303	4,002
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,314	6,239	5,114
New Star Metals Inc.	(f)(h)	Capital Goods	L+800	1.3%	3/20/20	36,475	36,475	36,475
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+941	1.3%	9/10/19	17,895	17,895	17,895
PHRC License, LLC	(g)(h)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	45,000
Polymer Additives, Inc.	(h)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,564
Production Resource Group, LLC	(h)	Media	L+750	1.0%	7/23/19	32,500	32,500	32,338
PRV Aerospace, LLC	(h)	Capital Goods	L+525	1.3%	5/9/18	79	79	78
Reddy Ice Corp.	(h)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,167	1,158	1,033
Safariland, LLC	(f)(h)	Capital Goods	L+800	1.3%	9/20/19	155,000	155,000	157,325
Shell Topco L.P.	(h)	Materials	L+750	1.5%	9/28/18	30,000	29,717	30,375
Smile Brands Group Inc.	(h)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,192	19,845	18,375
Sorenson Communications, Inc.	(e)(f)(h)	Telecommunication Services	L+575	2.3%	4/30/20	93,265	92,861	92,799
Southcross Holdings Borrower LP	(h)	Energy	L+500	1.0%	8/4/21	315	314	300
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,798	4,765	3,502
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	4,962	4,632	4,350
Sunnova Asset Portfolio 5 Holdings, LLC	(h)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	2,663	2,663	2,690
Sunnova Asset Portfolio 5 Holdings, LLC	(h)(o)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	2,400	2,400	2,424

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swiss Watch International, Inc.	(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	$46,625	$46,011	$44,294
The Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,322	5,528
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+875, 1.8% PIK (1.8% Max PIK)	1.5%	5/30/19	74,625	74,625	75,744
Vertellus Performance Chemicals LLC	(g)(h)	Materials	Prime+850		1/30/20	38,000	38,000	38,006
Virtual Radiologic Corp.	(h)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,447	3,419	2,835
VPG Group Holdings LLC	(f)(h)	Materials	L+900	1.0%	10/4/16	77,445	77,077	77,541
Waste Pro USA, Inc.	(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,672	86,672	87,538
Waste Pro USA, Inc.	(h)(o)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,539

Total Senior Secured Loans—First Lien							2,302,406	2,286,015
Unfunded Loan Commitments							(88,618)	(88,618)

Net Senior Secured Loans—First Lien							2,213,788	2,197,397

Senior Secured Loans—Second Lien—29.2%
AdvancePierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,392	17,687
Affordable Care, Inc.	(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	34,314	33,998	33,971
Alison US LLC	(h)(j)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,278	4,030
American Energy—Utica, LLC	(f)	Energy	L+950	1.5%	9/30/18	136,186	136,186	135,846
American Racing and Entertainment, LLC	(g)	Consumer Services	14.0%		7/1/18	16,800	16,403	16,842
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,037	6,227
Brock Holdings III, Inc.	(h)	Energy	L+825	1.8%	3/16/18	6,923	6,860	6,560
Byrider Finance, LLC	(g)(h)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)(h)	Software & Services	L+825	1.0%	12/15/22	5,000	4,363	4,658
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	57,013	54,481
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,952	49,979
FullBeauty Brands, Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	165,000	165,000	164,175
Nielsen & Bainbridge, LLC	(h)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,794	14,775
Paw Luxco II Sarl	(g)(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,281	15,096
PSAV Acquisition Corp.	(f)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	78,924	80,500
Sequential Brands Group, Inc.	(f)(j)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							702,981	697,615

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—15.1%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	$78,500	$77,190	$54,950
Allen Systems Group, Inc.	(f)(g)(h)(l)(p)	Software & Services	10.5%		11/15/16	38,448	31,201	11,342
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	6,000	5,992	5,250
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	39,250	36,283	33,559
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,868	52,621
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	70,875	67,916	63,433
FourPoint Energy, LLC	(f)(g)(o)	Energy	8.0%		12/31/20	27,563	27,425	24,668
Global A&T Electronics Ltd.	(h)(j)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,854
JW Aluminum Co.	(f)(g)(h)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	66,297	65,852	66,297
Logan’s Roadhouse, Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	47,532	42,572
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,174	19,251
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,065	4,778

Total Senior Secured Bonds							452,498	387,575
Unfunded Bond Commitments							(27,425)	(27,425)

Net Senior Secured Bonds							425,073	360,150

Subordinated Debt—19.1%
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	11,165	11,091	8,541
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,094	16,224
Brooklyn Basketball Holdings, LLC	(g)(h)	Consumer Services	L+800		10/25/19	19,873	19,873	19,773
Cadillac Jack, Inc.	(g)(j)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	53,183	37,953	63,022
Comstock Resources, Inc.	(f)(j)	Energy	9.5%		6/15/20	7,500	7,239	3,216
EV Energy Partners, L.P.	(g)	Energy	8.0%		4/15/19	1,225	1,068	1,124
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	23,121	23,001	20,578
Flanders Corp.	(g)(h)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	22,554	21,173	22,554
Global Jet Capital Inc.	(h)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	401	401	401
HBC Solutions, Inc.	(h)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	312	312	312
HBC Solutions, Inc.	(h)(o)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	150	150	150

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jupiter Resources Inc.	(e)(g)(j)	Energy	8.5%		10/1/22	$6,425	$5,330	$5,301
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,431	35,044
Lightstream Resources Ltd.	(g)(j)	Energy	8.6%		2/1/20	1,650	1,302	1,196
Mood Media Corp.	(e)(f)(g)(j)	Media	9.3%		10/15/20	43,135	42,160	37,204
NewStar Financial, Inc.	(f)(h)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	35,176	37,750
P.F. Chang’s China Bistro, Inc.	(e)	Consumer Services	10.3%		6/30/20	1,390	1,383	1,449
RKI Exploration & Production, LLC	(e)(g)	Energy	8.5%		8/1/21	8,150	8,150	7,763
Samson Investment Co.	(e)(f)(g)(h)	Energy	9.8%		2/15/20	14,200	13,406	3,976
SandRidge Energy, Inc.	(e)(h)(j)	Energy	8.8%		1/15/20	7,500	6,361	5,081
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,000	6,915	7,175
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,126	15,122
Talos Production LLC	(g)	Energy	9.8%		2/15/18	1,500	1,373	1,238
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	133,891	133,891	135,230
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,168	5,168	5,265
Warren Resources, Inc.	(g)	Energy	9.0%		8/1/22	1,000	714	593

Total Subordinated Debt							450,241	455,282
Unfunded Debt Commitments							(150)	(150)

Net Subordinated Debt							450,091	455,132

Collateralized Securities—4.6%
ACASC 2013-2A B Class B	(g)(h)(j)	Diversified Financials	8.8%		10/15/23	30,500	24,596	22,452
Dryden CDO 23A Class Subord.	(h)(j)	Diversified Financials	21.1%		7/17/23	10,000	5,456	7,429
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(j)	Diversified Financials	14.3%		12/20/21	16,740	16,663	16,991
NewStar Clarendon 2014-1A Class D	(h)(j)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,458
NewStar Clarendon 2014-1A Class Subord. B	(h)(j)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,632
Rampart CLO 2007 1A Class Subord.	(h)(j)	Diversified Financials	26.8%		10/25/21	10,000	2,775	5,094
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	35.5%		4/17/21	5,000	2,035	3,612
Wind River CLO Ltd. 2012 1A Class Subord. B	(h)(j)	Diversified Financials	12.1%		1/15/24	42,504	32,800	35,955

Total Collateralized Securities							103,499	110,623

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—14.3%(k)
Altus Power America Holdings, LLC, Preferred Equity	(h)(l)	Energy	299,758	$300	$480
Amaya Gaming Group Inc., Warrants	(h)(j)(l)	Consumer Services	2,000,000	16,832	33,340
American Energy Appalachia Holdings, LLC, Common Equity	(h)(l)(m)	Energy	10,192,939	9,700	10,193
AP Exhaust Holdings, LLC, Common Equity	(h)(l)(n)	Automobiles & Components	811	811	600
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,088	4,295
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	9,266
Burleigh Point, Ltd., Warrants	(h)(j)(l)	Retailing	17,256,081	1,898	3,451
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services	2,632	2,500	5,461
Eastman Kodak Co., Common Equity	(f)(h)(l)	Consumer Durables & Apparel	61,859	1,202	1,175
ERC Ireland Holdings Ltd., Common Equity	(g)(h)(j)(l)	Telecommunication Services	53,356	7,542	9,028
Flanders Corp., Common Equity	(g)(i)(l)	Capital Goods	6,829,973	7,183	6,830
FourPoint Energy, LLC, Common Equity, Class C Units	(h)(l)(n)	Energy	21,000	21,000	26,250
FourPoint Energy, LLC, Common Equity, Class D Units	(h)(l)(n)	Energy	3,937	2,601	4,980
Fronton Investor Holdings, LLC, Class B Units	(h)(l)(n)(t)	Consumer Services	14,943	17,931	16,138
Global Jet Capital Holdings, LP, Preferred Equity	(h)(l)	Commercial & Professional Services	171,832	172	172
HBC Solutions, Inc., Common Equity, Class A Units	(h)(l)	Media	28,285	3,027	4,107
Industrial Group Intermediate Holdings, LLC, Common Equity	(h)(l)(n)	Materials	347,107	347	538
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	102
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)	Capital Goods	490,213	490	417
Micronics, Inc., Common Equity	(h)(l)	Capital Goods	53,073	553	1,008
Micronics, Inc., Preferred Equity	(h)(l)	Capital Goods	55	553	657
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(h)(l)	Energy	283,947	11,180	—
MModal LLC, Common Equity	(h)(l)	Health Care Equipment & Services	56,529	933	763
New Star Metals Inc., Common Equity	(h)	Capital Goods	741,082	750	963
NewStar Financial, Inc., Warrants	(h)(j)(l)(r)	Diversified Financials	3,000,000	15,058	16,800
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	52,666	62,677	77,335
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,067,481	1,722	5,337
PSAV Holdings LLC, Common Equity	(g)(l)	Technology Hardware & Equipment	10,000	10,000	17,500
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	8,748
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	22,654	22,806

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Warrants	(g)(l)	Capital Goods	4,536	$473	$1,587
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(h)(l)	Energy	33,306	3,400	9,069
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(h)	Energy	8,000	10,325	10,334
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)(q)	Energy	1,293	1	196
Sequel Industrial Products Holdings, LLC, Warrants	(h)(l)(q)	Energy	19,388	12	3,341
Sorenson Communications, Inc., Common Equity	(g)(l)	Telecommunication Services	46,163	—	22,925
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	52
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	5,181
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	3,637,500	3,638	3,638

Total Equity/Other				252,967	346,366

Unfunded Contingent Warrant Commitment	(s)				(5,600)
Net Equity/Other					340,766

TOTAL INVESTMENTS—174.4%				$4,148,399	4,161,683

LIABILITIES IN EXCESS OF OTHER ASSETS—(74.4%)					(1,775,971)

NET ASSETS—100%					$2,385,712

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.27%, the Euro Interbank Offered Rate, or EURIBOR, was 0.02% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(i)	Position or portion thereof unsettled as of March 31, 2015.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2015, 78.6% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security is an unfunded loan commitment.

(p)	Asset is on non-accrual status.

(q)	Warrants expire on September 28, 2022 and May 10, 2022 and the strike prices are $121.00 and $100.00 per share, respectively.

(r)	Includes 1,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(s)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(t)	Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2015, the Company held one investment in a portfolio company of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio company for the three months ended March 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Equity/Other
Fronton Investor Holdings, LLC, Class B Units	—	—	—	—	—	$1,345

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	$13,894	$13,894	$13,894
Industry City TI Lessor, L.P.	(i)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	24,885	24,885	24,512
Infiltrator Systems, Inc.	(f)(g)(h)(i)	Capital Goods	L+841	1.3%	6/27/18	226,000	225,860	224,870
Intralinks, Inc.	(f)(i)(k)	Software & Services	L+525	2.0%	2/24/19	9,900	9,817	9,776
Lantiq Deutschland GmbH	(f)(i)(k)	Software & Services	L+900	2.0%	11/16/15	7,968	7,781	7,928
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	5,988	5,940	5,824
Leading Edge Aviation Services, Inc.	(f)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	33,799	33,485	33,292
LEAS Acquisition Co Ltd.	(i)(k)	Capital Goods	L+875	1.5%	6/30/19	€29,250	40,045	34,864
LEAS Acquisition Co Ltd.	(g)(k)	Capital Goods	L+875	1.5%	6/30/19	$10,628	10,628	10,468
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	3,242	3,230	3,161
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,365	13,365	13,231
Micronics, Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/28/19	43,228	42,893	43,228
MMM Holdings, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,956	8,841	8,687
MModal Inc.	(i)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,302	4,241
Mood Media Corp.	(i)(k)	Media	L+600	1.0%	5/1/19	698	692	685
MSO of Puerto Rico, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,511	6,427	6,316
New Star Metals Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	36,575	36,575	36,575
Nova Wildcat Amerock, LLC	(h)(i)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	20,000	20,000	19,600
Panda Sherman Power, LLC	(f)	Energy	L+750	1.5%	9/14/18	496	500	493
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	2,583	2,582	2,619
PHRC License, LLC	(g)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	44,550
Polymer Additives, Inc.	(i)	Materials	L+838	1.0%	12/20/21	10,511	10,510	10,511
Production Resource Group, LLC	(h)(i)	Media	L+750	1.0%	7/23/19	32,500	32,500	32,663
PRV Aerospace, LLC	(i)	Capital Goods	L+525	1.3%	5/9/18	80	80	79
Reddy Ice Holdings, Inc.	(i)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
Safariland, LLC	(f)(h)(i)	Capital Goods	L+800	1.3%	9/20/19	150,400	150,400	152,656
Shell Topco L.P.	(h)(i)	Materials	L+750	1.5%	9/28/18	30,000	29,698	30,525
Smile Brands Group Inc.	(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,243	19,878	19,383
Sorenson Communications, Inc.	(e)(f)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	93,500	93,081	94,435
Southcross Holdings Borrower LP	(i)	Energy	L+500	1.0%	8/4/21	316	314	283
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,321	5,607
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,810	4,775	4,119
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	4,975	4,623	4,455

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	$1,803	$1,803	$1,803
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,200	3,200	3,200
Swiss Watch International, Inc.	(f)(h)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,000	46,359	45,355
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	74,813	74,813	74,813
Virtual Radiologic Corp.	(i)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,484	3,452	2,645
VPG Group Holdings LLC	(f)(h)(i)	Materials	L+900	1.0%	10/4/16	79,195	78,764	79,393
Waste Pro USA, Inc.	(f)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,889	86,889	86,889
Waste Pro USA, Inc.	(i)(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,444

Total Senior Secured Loans—First Lien							2,289,343	2,279,592
Unfunded Loan Commitments							(73,386)	(73,386)

Net Senior Secured Loans—First Lien							2,215,957	2,206,206

Senior Secured Loans—Second Lien—29.9%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,379	17,292
Affordable Care, Inc.	(f)(g)(i)	Health Care Equipment & Services	L+925	1.3%	12/26/19	44,314	43,893	43,871
Alison US LLC	(i)(k)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,273	4,161
American Energy—Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	79,987	79,987	78,387
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	54,324	54,324	53,238
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,380	16,800
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	475	526
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,031	6,149
Brock Holdings III, Inc.	(i)	Energy	L+825	1.8%	3/16/18	6,923	6,855	5,573
Byrider Finance, LLC	(g)(i)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)(i)(j)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	10,925	10,877	10,434
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,978	55,991
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,918	50,000
Nielsen & Bainbridge, LLC	(i)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
OSP Group, Inc.	(f)(g)(i)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	$145,000	$145,000	$144,275
Paw Luxco II Sarl	(g)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,200	17,203
Pelican Products, Inc.	(i)	Capital Goods	L+825	1.0%	4/9/21	$4,222	4,194	4,169
PSAV Acquisition Corp.	(f)(i)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Sensus USA Inc.	(i)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,027	2,873
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							713,675	708,255

Senior Secured Bonds—15.2%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,139	52,203
Allen Systems Group, Inc.	(f)(g)(i)(m)(q)	Software & Services	10.5%		11/15/16	38,448	31,201	13,457
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	6,000	5,991	5,700
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	39,250	36,194	33,853
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,854	55,026
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	70,875	67,690	62,370
FourPoint Energy, LLC	(f)(g)(p)	Energy	8.0%		12/31/20	27,563	27,563	24,255
Global A&T Electronics Ltd.	(i)(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(f)(g)(i)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	66,297	65,818	66,297
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	46,855	41,728
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,158	18,903
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,061	4,928

Total Senior Secured Bonds							451,524	386,838
Unfunded Bond Commitments							(27,563)	(27,563)

Net Senior Secured Bonds							423,961	359,275

Subordinated Debt—19.6%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,165	11,084	9,468
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,099	15,717
Brooklyn Basketball Holdings, LLC	(g)(i)	Consumer Services	L+800		10/15/19	19,873	19,873	19,674
Cadillac Jack, Inc.	(g)(k)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,561	54,947
Comstock Resources, Inc.	(f)(k)	Energy	9.5%		6/15/20	7,500	7,232	5,063

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	$22,344	$22,217	$19,495
Flanders Corp.	(g)(i)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	21,595	20,227	21,325
Global Jet Capital, Inc.	(i)	Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
HBC Solutions, Inc.	(i)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	303	303	303
HBC Solutions, Inc.	(i)(p)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	150	150	150
Jupiter Resources, Inc.	(e)(g)(k)	Energy	8.5%		10/1/22	6,425	5,306	4,819
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,256	16,500
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,440	35,000
Lightstream Resources, Ltd.	(g)(k)	Energy	8.6%		2/1/20	1,650	1,290	1,163
Mood Media Corp.	(e)(f)(g)(k)	Media	9.3%		10/15/20	43,135	42,124	35,263
NewStar Financial, Inc.	(f)(i)(k)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)	Consumer Services	10.3%		6/30/20	1,390	1,384	1,397
RKI Exploration & Production, LLC	(e)(g)	Energy	8.5%		8/1/21	12,550	12,362	10,229
Samson Investment Co.	(e)(f)(g)(i)	Energy	9.8%		2/15/20	14,200	13,397	5,964
Sandridge Energy, Inc.	(e)(i)(k)	Energy	8.8%		1/5/20	7,500	6,321	5,119
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	7,000	6,909	7,245
Sidewinder Drilling Inc.	(f)	Energy	9.8%		11/15/19	4,328	4,328	2,532
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,112	15,425
Talos Production, LLC	(g)	Energy	9.8%		2/15/18	1,500	1,364	1,358
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	133,295	133,295	132,628
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,142	5,142	5,232
Warren Resources, Inc.	(g)	Energy	9.0%		8/1/22	1,000	709	625

Total Subordinated Debt							467,795	464,454
Unfunded Debt Commitments							(150)	(150)

Net Subordinated Debt							467,645	464,304

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—5.2%
ACASC 2013-2A B	(g)(i)(k)	Diversified Financials	8.1%		10/15/23	$30,500	$25,488	$25,338
Dryden CDO 23A Class Subord.	(i)(k)	Diversified Financials	19.1%		7/17/23	10,000	5,810	7,967
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(k)	Diversified Financials	14.3%		12/20/21	16,740	16,594	17,284
Lightpoint CLO 2006 V Class D	(g)(k)	Diversified Financials	L+365		8/5/19	6,500	4,087	6,361
NewStar Clarendon 2014-1A Class D	(i)(j)(k)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,461
NewStar Clarendon 2014-1A Sub B	(i)(j)(k)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,713
Rampart CLO 2007 1A Class Subord.	(i)(k)	Diversified Financials	24.2%		10/25/21	10,000	2,943	4,997
Stone Tower CLO VI Class Subord.	(g)(k)	Diversified Financials	32.6%		4/17/21	5,000	2,225	3,936
Wind River CLO Ltd. 2012 1A Class Sub B	(i)(k)	Diversified Financials	18.8%		1/15/24	42,504	34,041	38,863

Total Collateralized Securities							110,362	123,920

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.6%(l)
Altus Power America, Inc., Preferred Equity	(i)(m)	Energy	253,925	$254	$254
Amaya Gaming Group Inc., Warrants	(i)(k)(m)	Consumer Services	2,000,000	16,832	35,180
American Energy Appalachia Holdings, LLC	(i)(m)(n)	Energy	9,700,000	9,700	9,700
AP Exhaust Holdings, LLC, Common Equity	(i)(m)(o)	Automobiles & Components	811	811	580
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,088	4,295
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	9,266
BPA Laboratories, Inc., Series A Warrants	(i)(m)	Pharmaceuticals, Biotechnology & Life Sciences	1,979	—	—
BPA Laboratories, Inc., Series B Warrants	(i)(m)	Pharmaceuticals, Biotechnology & Life Sciences	3,173	—	—
Burleigh Point, Ltd., Warrants	(i)(k)(m)	Retailing	17,256,081	1,898	5,004
CoSentry.Net, LLC, Preferred Equity	(g)(m)	Software & Services	2,632	2,500	4,185
Eastman Kodak Co., Common Equity	(f)(i)(m)	Consumer Durables & Apparel	61,859	1,202	1,343
ERC Ireland Holdings Ltd., Common Equity	(g)(i)(j)(k)(m)	Telecommunication Services	37,547	5,219	5,950
ERC Ireland Holdings Ltd., Warrants	(i)(k)(m)	Telecommunication Services	15,809	2,288	2,505
Flanders Corp., Common Equity	(g)(m)	Capital Goods	6,177,490	6,531	1,853
FourPoint Energy, LLC, Class C Units	(i)(m)(o)	Energy	21,000	21,000	26,775
FourPoint Energy, LLC, Class D Units	(i)(m)(o)	Energy	3,937	2,601	5,059
Fronton Investor Holdings, LLC, Class B Units	(i)(m)(o)(s)	Consumer Services	14,943	17,931	14,793
HBC Solutions, Inc., Common Equity, Class A Units	(i)(m)	Media	26,774	3,027	3,539
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(m)(o)	Materials	347,107	347	486
JW Aluminum Co., Common Equity	(g)(m)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(m)	Capital Goods	4,401	464	92
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(m)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(m)	Capital Goods	490,213	490	490
Micronics, Inc., Common Equity	(i)(m)	Capital Goods	53,073	553	918
Micronics, Inc., Preferred Equity	(i)(m)	Capital Goods	55	553	553
Milagro Holdings, LLC, Common Equity	(g)(m)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(i)(m)	Energy	283,947	11,180	525
MModal Inc., Common Equity	(i)(m)	Health Care Equipment & Services	56,529	933	850
New Star Metals Inc., Common Equity	(i)	Capital Goods	741,082	750	963
NewStar Financial, Inc., Warrants	(i)(k)(m)	Diversified Financials	2,375,000	15,058	15,675
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	50,000	61,722	66,778
Plains Offshore Operations Inc., Warrants	(f)(g)(m)	Energy	1,067,481	1,722	2,028

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
PSAV Holdings LLC, Common Equity	(g)(m)	Technology Hardware & Equipment	10,000	$10,000	$15,000
Safariland, LLC, Common Equity	(g)(m)	Capital Goods	25,000	2,500	10,220
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	22,284	22,578
Safariland, LLC, Warrants	(g)(m)	Capital Goods	4,536	473	1,854
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(i)(m)	Energy	33,306	3,400	9,272
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(i)	Energy	8,000	10,085	10,094
Sequel Industrial Products Holdings, LLC, Warrants	(i)(m)(r)	Energy	1,293	1	204
Sequel Industrial Products Holdings, LLC, Warrants	(g)(m)(r)	Energy	19,388	12	3,459
Sorenson Communications, Inc., Common Equity	(g)(m)	Telecommunication Services	46,163	—	21,572
ThermaSys Corp., Common Equity	(g)(m)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	5,129
VPG Group Holdings LLC, Class A-2 Units	(g)(m)	Materials	3,637,500	3,638	3,638

Total Equity/Other				250,497	323,962

Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					321,487

TOTAL INVESTMENTS—176.7%				$4,182,097	4,183,447

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.7%)					(1,816,461)

NET ASSETS—100%					$2,366,986

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month LIBOR was 0.26%, EURIBOR was 0.08% and Prime was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2015, the Company had four wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2015. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or the equity-related securities in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	204,783	$2,006	2,854,659	$29,257
Share Repurchase Program	—	—	(872,865)	(8,903)

Net Proceeds from Share Transactions	204,783	$2,006	1,981,794	$20,354

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the three months ended March 31, 2015 and 2014, the Company issued 204,783 and 2,854,659 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $2,006 and $29,257 at an average price per share of $9.79 and $10.25, respectively. During the period from April 1, 2015 to May 8, 2015, the Company issued 601,284 shares of common stock pursuant to the new DRP for gross proceeds of $5,965 at an average price per share of $9.92. For additional information regarding the terms of the new DRP, see Note 5.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the three months ended March 31, 2014:

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Pursuant to the administration agreement, the Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, providing administrative services to the Company on behalf of FB Advisor. The Company reimburses FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FB Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$19,038	$22,371
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$3,748	$4,836
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$13,905	$15,178
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$991	$1,200

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. The amount shown for the three months ended March 31, 2014 was calculated under the 2008 investment advisory and administrative services agreement at a rate equal to 2.0% of the average value of the Company’s gross assets. During the three months ended March 31, 2015 and 2014, $19,525 and $22,696, respectively, in base management fees were paid to FB Advisor. As of March 31, 2015, $19,073 in base management fees were payable to FB Advisor.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(2)	During the three months ended March 31, 2015 and 2014, the Company accrued capital gains incentive fees of $3,748 and $4,836, respectively, based on the performance of its portfolio. As of March 31, 2015 and December 31, 2014, the Company had accrued $24,823 and $21,075, respectively, in capital gains incentive fees, all of which were based on unrealized gains, and none of which is payable unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the three months ended March 31, 2015.

(3)	During the three months ended March 31, 2015 and 2014, $13,089 and $14,303, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2015, a subordinated incentive fee on income of $13,905 was payable to FB Advisor.

(4)	During the three months ended March 31, 2015 and 2014, $783 and $873, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $1,788 and $533, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2015 and 2014.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.2160	$56,237
Fiscal 2015
March 31, 2015	$0.2228	$53,706

On April 29, 2015, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about July 2, 2015 to stockholders of record on June 24, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Historically, the Company had an “opt in” distribution reinvestment plan for its stockholders, which terminated upon the listing of the Company’s shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if the Company made a cash distribution, its stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. On May 23, 2014, the Company adopted an “opt out” distribution reinvestment plan, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, the Company will reinvest all cash dividends or distributions declared by the Company’s board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	53,706	100%	56,237	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$53,706	100%	$56,237	100%

(1)	During the three months ended March 31, 2015 and 2014, 91.8% and 90.9%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.6% and 7.0%, respectively, was attributable to non-cash accretion of discount and 4.6% and 2.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the three months ended March 31, 2015 and 2014 was $56,501 and $51,851, respectively. As of March 31, 2015 and December 31, 2014, the Company had $159,756 and $152,743, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
GAAP-basis net investment income	$51,649	$55,877
Reversal of incentive fee accrual on unrealized gains	3,748	(199)
Reclassification of unamortized original issue discount and prepayment fees	(933)	(3,964)
Other miscellaneous differences	2,037	137

Tax-basis net investment income	$56,501	$51,851

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

As of March 31, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$118,444	$114,667
Distributable realized gains (long-term capital gains)	41,312	38,076
Incentive fee accrual on unrealized gains	(24,823)	(21,075)
Unamortized organization costs	(375)	(386)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(8,415)	(23,085)

Total	$126,143	$108,197

(1)	As of March 31, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $155,930 and $136,422, respectively. As of March 31, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $164,345 and $159,507, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,177,977 and $4,210,963 as of March 31, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(8,415) and $(23,085) as of March 31, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,213,788	$2,197,397	53%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	702,981	697,615	17%	713,675	708,255	17%
Senior Secured Bonds	425,073	360,150	8%	423,961	359,275	8%
Subordinated Debt	450,091	455,132	11%	467,645	464,304	11%
Collateralized Securities	103,499	110,623	3%	110,362	123,920	3%
Equity/Other	252,967	340,766	8%	250,497	321,487	8%

Total	$4,148,399	$4,161,683	100%	$4,182,097	$4,183,447	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2015, except for one equity/other investment, Fronton Investor Holdings, LLC, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of March 31, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015, the Company had eleven such investments with aggregate unfunded commitments of $116,193 and one equity/other investment with an unfunded commitment of $746. As of December 31, 2014, the Company had ten such investments with aggregate unfunded commitments of $101,099 and one equity investment with an unfunded commitment of $788. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$24,903	1%	$24,737	1%
Capital Goods	973,141	23%	964,394	23%
Commercial & Professional Services	246,719	6%	283,513	7%
Consumer Durables & Apparel	333,874	8%	319,160	8%
Consumer Services	706,366	17%	692,533	17%
Diversified Financials	164,351	4%	179,548	4%
Energy	436,424	11%	434,424	10%
Food & Staples Retailing	18,720	0%	18,324	0%
Health Care Equipment & Services	73,959	2%	104,205	3%
Materials	336,076	8%	297,179	7%
Media	158,177	4%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	16,224	0%	16,243	0%
Retailing	3,451	0%	5,004	0%
Software & Services	294,016	7%	312,505	7%
Technology Hardware & Equipment	140,413	3%	137,471	3%
Telecommunication Services	159,125	4%	161,951	4%
Transportation	75,744	2%	74,813	2%

Total	$4,161,683	100%	$4,183,447	100%

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

As of March 31, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$1,175	$1,343
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,160,508	4,182,104

	$4,161,683	$4,183,447

The Company’s investments as of March 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-four senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of March 31, 2015. One senior secured loan investment, which was newly issued and purchased near March 31, 2015, was valued at cost as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including one equity/other investment, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the three months ended March 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	1,695	276	974	833	66	24	3,868
Net realized gain (loss)	427	146	—	429	2,283	—	3,285
Net change in unrealized appreciation (depreciation)	(6,640)	54	(237)	8,382	(6,434)	16,977	12,102
Purchases	165,760	20,000	138	1,465	—	4,147	191,510
Paid-in-kind interest	361	764	—	3,282	—	587	4,994
Sales and redemptions	(170,412)	(31,880)	—	(23,563)	(9,212)	(2,288)	(237,355)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,197,397	$697,615	$360,150	$455,132	$110,623	$339,591	$4,160,508

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(4,382)	$(242)	$(237)	$8,711	$(4,162)	$17,713	$17,401

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2014
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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at March 31, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,745,769	Market Comparables	Market Yield (%)	6.3% - 12.2%	9.1%
			EBITDA Multiples (x)	8.0x - 8.0x	8.0x
	120,776	Other(2)	Other(2)	N/A	N/A
	329,852	Market Quotes	Indicative Dealer Quotes	55.0% - 100.8%	92.9%
	1,000	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	322,670	Market Comparables	Market Yield (%)	8.8% - 13.5%	11.6%
	374,945	Market Quotes	Indicative Dealer Quotes	84.4% - 101.4%	98.9%
Senior Secured Bonds	60,676	Market Comparables	Market Yield (%)	10.3% - 10.8%	10.5%
	299,474	Market Quotes	Indicative Dealer Quotes	27.0% - 101.0%	84.0%
Subordinated Debt	283,682	Market Comparables	Market Yield (%)	9.0% - 18.0%	12.0%
			EBITDA Multiples (x)	7.8x - 8.3x	8.0x
	63,423	Other(2)	Other(2)	N/A	N/A
	108,027	Market Quotes	Indicative Dealer Quotes	27.5% - 104.8%	84.1%
Collateralized Securities	16,991	Market Comparables	Market Yield (%)	11.5% - 11.5%	11.5%
	93,632	Market Quotes	Indicative Dealer Quotes	50.9% - 98.5%	81.6%
Equity/Other	329,628	Market Comparables	Market Yield (%)	13.3% - 15.8%	15.1%
			EBITDA Multiples (x)	5.8x - 12.3x	8.3x
			Production Multiples (Mboe/d)	$27,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$6.0 - $10.0	$9.4
			PV-10 Multiples (x)	0.4x - 1.9x	1.6x
			Capacity Multiple ($/kW)	$1,500.0 - $2,000.0	$1,750.0
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	37.5% - 60.0%	55.7%
	9,791	Market Quotes	Indicative Dealer Quotes	$13.0 - $160.3	$146.3
	172	Other(2)	Other(2)	N/A	N/A

Total	$4,160,508

(1)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,700,237	Market Comparables	Market Yield (%)	4.8% - 12.3%	9.0%
			EBITDA Multiples (x)	7.8x - 7.8x	7.8x
	47,307	Other	Other	N/A	N/A
	448,151	Market Quotes	Indicative Dealer Quotes	74.9% - 102.1%	95.3%
	10,511	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	319,917	Market Comparables	Market Yield (%)	8.8% - 12.3%	10.9%
	388,338	Market Quotes	Indicative Dealer Quotes	79.5% - 101.0%	98.3%
Senior Secured Bonds	59,062	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	300,213	Market Quotes	Indicative Dealer Quotes	34.0% - 101.0%	83.9%
Subordinated Debt	333,351	Market Comparables	Market Yield (%)	8.8% - 18.3%	11.7%
			EBITDA Multiples (x)	7.8x - 8.3x	8.0x
	313	Other	Other	N/A	N/A
	130,640	Market Quotes	Indicative Dealer Quotes	41.5% - 110.5%	85.0%
Collateralized Securities	17,284	Market Comparables	Market Yield (%)	11.3% - 11.3%	11.3%
	87,462	Market Quotes	Indicative Dealer Quotes	50.0% - 97.9%	85.5%
	19,174	Cost	Cost	93.7% - 99.0%	98.6%
Equity/Other	310,839	Market Comparables	Market Yield (%)	13.0% - 15.8%	14.9%
			EBITDA Multiples (x)	5.3x - 12.0x	7.8x
			Production Multiples (Mboe/d)	$32,500.0 - $70,256.0	$46,915.4
			Proved Reserves Multiples (Mmboe)	$7.0 - $12.0	$11.0
			PV-10 Multiples (x)	0.5x - 1.8x	1.7x
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	37.5% - 55.5%	51.1%
	9,305	Market Quotes	Indicative Dealer Quotes	$13.8 - $132.7	$120.4

Total	$4,182,104

(1)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$70,008		$54,992	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$103,997	(1)	$196,003	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,625 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $1,877,622 and 3.50%, respectively. As of March 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.61%.

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

As of March 31, 2015 and December 31, 2014, no amounts remained outstanding under the Arch Street credit facility.

For the three months ended March 31, 2014, the components of total interest expense for the Arch Street credit facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$1,862
Non-usage fees	220
Amortization of deferred financing costs	365

Total interest expense	$2,447

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

Three Months Ended March 31, 2014
Cash paid for interest expense(1)	$2,394
Average borrowings under the facility	$373,682
Effective interest rate on borrowings (including the effect of non-usage fees)	1.99%
Weighted average interest rate (including the effect of non-usage fees)	2.23%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

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

As of March 31, 2015 and December 31, 2014, $70,008 and $65,808, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$302	$541

Total interest expense	$302	$541

For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Three Months Ended
	March 31,
	2015	2014
Cash paid for interest expense(1)	$360	$313
Average borrowings under the facility	$68,748	$125,000
Effective interest rate on borrowings	1.75%	1.73%
Weighted average interest rate	1.75%	1.73%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

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

As of March 31, 2015 and December 31, 2014, $103,997 and $123,019, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €29,625 and €29,625, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $2,272 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015, the components of total interest expense for the ING credit facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$904
Non-usage fees	158
Amortization of deferred financing costs	279

Total interest expense	$1,341

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$1,012
Average borrowings under the facility	$133,874
Effective interest rate on borrowings (including the effect of non-usage fees)	4.72%
Weighted average interest rate (including the effect of non-usage fees)	3.21%

(1)	Interest under the ING credit facility is payable at the end of each interest period in arrears for Eurocurrency borrowings and quarterly in arrears for base rate borrowings.

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

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Locust Street from time to time is $1,140,000. All principal and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street will purchase the Class A Notes to be issued by Locust Street from time to time at a purchase price equal to their par value.

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

As of March 31, 2015 and December 31, 2014, Class A Notes in the aggregate principal amount of $1,140,000 had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $950,000. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2015 and December 31, 2014, Race Street’s liability under the JPM Facility was $950,000, plus $6,518 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of March 31, 2015 and December 31, 2014, the fair value of assets held by Locust Street was $1,823,523 and $1,832,095, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of March 31, 2015 and December 31, 2014, the fair value of assets held by Race Street was $871,281 and $855,341, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of March 31, 2015, $35 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015 and 2014, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$7,719	$7,719
Amortization of deferred financing costs	26	32

Total interest expense	$7,745	$7,751

For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$7,891	$7,891
Average borrowings under the facility	$950,000	$950,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

Amounts outstanding under the JPM Facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Walnut Street Credit Facility

On December 3, 2014, Walnut Street Funding LLC, or Walnut Street, the Company’s wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Walnut Street credit facility, with Wells Fargo Bank, National Association. Wells Fargo Securities, LLC served as the administrative agent and Wells Fargo Bank, National Association was the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis. Prior to the termination of the Walnut Street credit facility, borrowings under the Walnut Street credit facility accrued interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the Walnut Street credit facility was not borrowed.

As of March 31, 2015 and December 31, 2014, no amounts remained outstanding under the Walnut Street credit facility.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2014, the components of total interest expense for the Walnut Street credit facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$1,714
Non-usage fees	62
Amortization of deferred financing costs	185

Total interest expense	$1,961

For the three months ended March 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

Three Months Ended March 31, 2014
Cash paid for interest expense(1)	$1,781
Average borrowings under the facility	$236,471
Effective interest rate on borrowings (including the effect of non-usage fees)	2.88%
Weighted average interest rate (including the effect of non-usage fees)	2.99%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

Borrowings of Walnut Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

4.000% Notes due 2019

On July 14, 2014, the Company and U.S. Bank National Association, or U.S. Bank, entered into an indenture, or the base indenture, and a first supplemental indenture thereto, or together with the base indenture and any supplemental indentures thereto, the indenture, relating to the Company’s issuance of $400,000 aggregate principal amount of its 4.000% notes due 2019, or the 4.000% notes.

The 4.000% notes will mature on July 15, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.000% notes bear interest at a rate of 4.000% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The 4.000% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.000% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

As of March 31, 2015 and December 31, 2014, $400,000 of the 4.000% notes were outstanding. As of March 31, 2015, the fair value of the 4.000% notes was approximately $400,355. The Company incurred costs of $6,177 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of March 31, 2015, $5,292 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015, the components of total interest expense for the 4.000% notes were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$3,948
Amortization of deferred financing costs	309

Total interest expense	$4,257

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$8,044
Average borrowings under the facility	$400,000
Effective interest rate on borrowings	4.00%
Weighted average interest rate	4.00%

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

4.250% Notes due 2020

On December 3, 2014, the Company and U.S. Bank entered into a second supplemental indenture to the base indenture relating to the Company’s issuance of $325,000 aggregate principal amount of its 4.250% notes due 2020, or the 4.250% notes.

The 4.250% notes will mature on January 15, 2020 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.250% notes bear interest at a rate of 4.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2015. The 4.250% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.250% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.250% notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of March 31, 2015 and December 31, 2014, $325,000 of the 4.250% notes was outstanding. As of March 31, 2015, the fair value of the 4.250% notes was approximately $331,782. The Company incurred costs of $4,954 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of March 31, 2015, $4,639 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015, the components of total interest expense for the 4.250% notes were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$3,409
Amortization of deferred financing costs	245

Total interest expense	$3,654

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility	$325,000
Effective interest rate on borrowings	4.25%
Weighted average interest rate	4.25%

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

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

Note 9. Commitments and Contingencies (continued)

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.83	$10.18
Results of operations(2)
Net investment income (loss)	0.21	0.97
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.08	(0.19)

Net increase (decrease) in net assets resulting from operations	0.29	0.78

Stockholder distributions(3)
Distributions from net investment income	(0.22)	(0.79)
Distributions from net realized gain on investments	—	(0.29)

Net decrease in net assets resulting from stockholder distributions	(0.22)	(1.08)

Capital share transactions
Issuance of common stock(4)	0.00	0.00
Repurchases of common stock(5)	—	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	—	(0.05)

Net asset value, end of period	$9.90	$9.83

Per share market value, end of period	$10.14	$9.93

Shares outstanding, end of period	241,101,342	240,896,559

Total return based on net asset value(6)	2.95%	7.17%

Total return based on market value(7)	4.33%	5.35%

Ratio/Supplemental Data:
Net assets, end of period	$2,385,712	$2,366,986

Ratio of net investment income to average net assets(8)	2.18%	9.54%

Ratio of total operating expenses to average net assets(8)	2.41%	8.90%
Ratio of waived expenses to average net assets(8)	—	(0.11)%

Ratio of net operating expenses to average net assets(8)	2.41%	8.79%

Portfolio turnover(9)	4.57%	50.27%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,849,005	$1,863,827

Asset coverage per unit(10)	2.29	2.27

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, as applicable, pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The listing tender offer and the purchase of shares of common stock pursuant thereto on June 4, 2014 resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share.

(6)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	The total return based on market value for the three months ended March 31, 2015 was calculated by taking the closing price of the Company’s shares on the NYSE on March 31, 2015, adding the cash distributions per share that were declared during the three months ended March 31, 2015 and dividing the total by $9.93, the closing price of the Company’s shares on the NYSE on December 31, 2014. The total return based on market value for the year ended December 31, 2014 was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2015 and year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	0.16%	(0.37)%
Ratio of subordinated income incentive fees to average net assets	0.59%	2.29%
Ratio of interest expense to average net assets	0.73%	2.56%
Ratio of excise taxes to average net assets	—	0.21%

(9)	Portfolio turnover for the three months ended March 31, 2015 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, to simplify the presentation in financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

Note 12. Subsequent Events

4.750% Notes due 2022

On April 30, 2015, the Company and U.S. Bank entered into a third supplemental indenture to the base indenture relating to the Company’s issuance of $275,000 aggregate principal amount of its 4.750% notes due 2022, or the 4.750% notes.

The 4.750% notes will mature on May 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.750% notes bear interest at a rate of 4.750% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The 4.750% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.750% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events (continued)

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding 4.750% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.750% notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

The net proceeds to the Company from the issuance of the 4.750% notes were approximately $271,656 before expenses, after deducting the underwriting discounts and commissions of $2,475. The Company used the net proceeds received from the issuance of the 4.750% notes to repay borrowings under existing indebtedness.

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

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under the July investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

In addition, our relationship with GSO Capital Partners LP, the parent of GDFM, and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We also invest in non-rated debt securities.

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

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the July 2014 investment advisory agreement and the administration agreement, interest expense from financing facilities and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FB Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FB Advisor is responsible for compensating our investment sub-adviser.

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our securities, subject to limitations included in the July 2014 investment advisory agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

•

all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing administrative services for us and administrative personnel paid by FB Advisor or GDFM, to the extent they are not controlling persons of FB Advisor, GDFM, or any of their respective affiliates, subject to the limitations included in the July 2014 investment advisory agreement and the administration agreement.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and for the Year Ended December 31, 2014

During the three months ended March 31, 2015, we made investments in portfolio companies totaling $191,510. During the same period, we sold investments for proceeds of $94,334 and received principal repayments of $143,021. As of March 31, 2015, our investment portfolio, with a total fair value of $4,161,683 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 110 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $151.4 million. As of March 31, 2015, the investments in our portfolio were purchased at a weighted average price of 97.8% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.0% based upon the amortized cost of our investments.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,178,075. During the same period, we sold investments for proceeds of $1,246,624 and received principal repayments of $875,315. As of December 31, 2014, our investment portfolio, with a total fair value of $4,183,447 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $155.2 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.4% of par or stated value, as applicable, and our estimated gross portfolio yield, prior to leverage, was 10.0% based upon the amortized cost of our investments.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2015 and year ended December 31, 2014:

Net Investment Activity	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Purchases	$191,510	$2,178,075
Sales and Redemptions	(237,355)	(2,121,939)

Net Portfolio Activity	$(45,845)	$56,136

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$165,760	87%	$1,260,125	58%
Senior Secured Loans—Second Lien	20,000	10%	386,982	17%
Senior Secured Bonds	138	0%	215,937	10%
Subordinated Debt	1,465	1%	169,456	8%
Collateralized Securities	—	—	19,217	1%
Equity/Other	4,147	2%	126,358	6%

Total	$191,510	100%	$2,178,075	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,213,788	$2,197,397	53%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	702,981	697,615	17%	713,675	708,255	17%
Senior Secured Bonds	425,073	360,150	8%	423,961	359,275	8%
Subordinated Debt	450,091	455,132	11%	467,645	464,304	11%
Collateralized Securities	103,499	110,623	3%	110,362	123,920	3%
Equity/Other	252,967	340,766	8%	250,497	321,487	8%

Total	$4,148,399	$4,161,683	100%	$4,182,097	$4,183,447	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Number of Portfolio Companies	110	118
% Variable Rate (based on fair value)	68.7%	69.0%
% Fixed Rate (based on fair value)	23.1%	23.3%
% Income Producing Equity/Other Investments (based on fair value)	3.1%	2.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	5.1%	4.8%
Average Annual EBITDA of Portfolio Companies	$151,400	$155,200
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.8%	97.4%
% of Investments on Non-Accrual (based on fair value)	0.5%	0.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.0%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.5%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2015 and year ended December 31, 2014:

New Direct Originations	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Total Commitments (including unfunded commitments)	$192,643	$1,609,397
Exited Investments (including partial paydowns)	(146,077)	(543,599)

Net Direct Originations	$46,566	$1,065,798

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$171,740	89%	$941,906	59%
Senior Secured Loans—Second Lien	20,000	10%	290,332	18%
Senior Secured Bonds	—	—	118,336	7%
Subordinated Debt	78	0%	163,256	10%
Collateralized Securities	—	—	19,460	1%
Equity/Other	825	1%	76,107	5%

Total	$192,643	100%	$1,609,397	100%

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$24,080	$37,428
Weighted Average Maturity for New Direct Originations	12/26/19	7/14/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	10.0%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	10.1%	10.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.5%	10.0%

The following table presents certain selected information regarding our direct originations as of March 31, 2015 and December 31, 2014:

Characteristics of All Direct Originations held in Portfolio	March 31, 2015	December 31, 2014
Number of Portfolio Companies	53	52
Average Annual EBITDA of Portfolio Companies	$50,700	$47,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.6x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,210,225	77%	$3,147,946	75%
Opportunistic	740,424	18%	790,060	19%
Broadly Syndicated/Other	211,034	5%	245,441	6%

Total	$4,161,683	100%	$4,183,447	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$24,903	1%	$24,737	1%
Capital Goods	973,141	23%	964,394	23%
Commercial & Professional Services	246,719	6%	283,513	7%
Consumer Durables & Apparel	333,874	8%	319,160	8%
Consumer Services	706,366	17%	692,533	17%
Diversified Financials	164,351	4%	179,548	4%
Energy	436,424	11%	434,424	10%
Food & Staples Retailing	18,720	0%	18,324	0%
Health Care Equipment & Services	73,959	2%	104,205	3%
Materials	336,076	8%	297,179	7%
Media	158,177	4%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	16,224	0%	16,243	0%
Retailing	3,451	0%	5,004	0%
Software & Services	294,016	7%	312,505	7%
Technology Hardware & Equipment	140,413	3%	137,471	3%
Telecommunication Services	159,125	4%	161,951	4%
Transportation	75,744	2%	74,813	2%

Total	$4,161,683	100%	$4,183,447	100%

As of March 31, 2015, except for one equity/other investment, Fronton Investor Holdings, LLC, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of March 31, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015, we had eleven such investments with aggregate unfunded commitments of $116,193 and one equity/other investment with an unfunded commitment of $746. As of December 31, 2014, we had ten such investments with aggregate unfunded commitments of $101,099 and one equity/other investment with an unfunded commitment of $788. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$500,953	12%	$484,332	12%
2	3,159,656	76%	3,213,335	77%
3	459,260	11%	434,620	10%
4	20,200	0%	37,178	1%
5	21,614	1%	13,982	0%

Total	$4,161,683	100%	$4,183,447	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Revenues

We generated investment income of $108,635 and $114,796 for the three months ended March 31, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $99,773 and $104,283 of cash income earned as well as $8,862 and $10,513 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The decrease in investment income is due primarily to the reduction in fee income earned during the current quarter compared to the three months ended March 31, 2014. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

During the three months ended March 31, 2015 and 2014, we generated $4,696 and $10,085, respectively, of fee income, which represented 4.3% and 8.8%, respectively of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our expenses were $56,986 and $58,919 for the three months ended March 31, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FB Advisor of $19,038 and $22,371 for the three months ended March 31, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $991 and $1,200 for the three months ended March 31, 2015 and 2014, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2015, we accrued a subordinated incentive fee on income of $13,905 and paid FB Advisor $13,089 in respect of such fee. As of March 31, 2015, a subordinated incentive fee on income of $13,905 was payable to FB Advisor. During the three months ended March 31, 2014, we accrued a subordinated incentive fee on income of $15,178 and paid FB Advisor $14,303 in respect of such fee. During the three months ended March 31, 2015 and 2014, we accrued capital gains incentive fees of $3,748 and $4,836, respectively, based on the performance of our portfolio. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $17,299 and $12,700 for the three months ended March 31, 2015 and 2014, respectively, in connection with our credit facilities, the JPM Facility, the 4.000% notes and the 4.250% notes. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $276 and $332 for the three months ended March 31, 2015 and 2014, respectively. We incurred fees and expenses with our stock transfer agent of $80 and $451 for the three months ended March 31, 2015 and 2014, respectively. Fees for our board of directors were $227 and $265 for the three months ended March 31, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $1,422 and $1,586 for the three months ended March 31, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended March 31,
	2015	2014
Expenses associated with our independent audit and related fees	$137	$132
Compensation of our chief compliance officer(1)	25	25
Legal fees	371	445
Printing fees	99	295
Other	790	689

Total	$1,422	$1,586

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the three months ended March 31, 2015 and 2014, the ratio of our expenses to our average net assets was 2.41% and 2.20%, respectively. Our ratio of expenses to our average net assets during the three months ended March 31, 2015 and 2014 includes $17,299 and $12,700, respectively, related to interest expense and

$17,653 and $20,014, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.93% and 0.97% for the three months ended March 31, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 can primarily be attributed to a permanent reduction in management fees pursuant to the July 2014 investment advisory agreement, as well as a reduction in administrative services expenses and stock transfer agent fees charged to us.

Net Investment Income

Our net investment income totaled $51,649 ($0.21 per share) and $55,877 ($0.21 per share) for the three months ended March 31, 2015 and 2014, respectively. The decrease in net investment income can be attributed to, among other things, a reduction in revenues from fee income for the three months ended March 31, 2015, which were largely offset by the expense reductions noted above. Net investment income on a per share basis remained unchanged, as the reduction in net investment income was in proportion to the quarter over quarter decline in average shares outstanding as a result of our listing tender offer.

Net Realized Gains or Losses

We sold investments and received principal repayments of $94,334 and $143,021, respectively, during the three months ended March 31, 2015, from which we realized a net gain of $3,285. We also realized a net gain of $110 from settlements on foreign currency during the three months ended March 31, 2015. We sold investments and received principal repayments of $306,983 and $259,132, respectively, during the three months ended March 31, 2014, from which we realized a net gain of $13,822. We also realized a net loss of $19 from settlements on foreign currency during the three months ended March 31, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $11,934 and the net change in unrealized gain (loss) on foreign currency totaled $3,448. For the three months ended March 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $10,335 and the net change in unrealized gain (loss) on foreign currency totaled $45. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2015 was primarily driven by increased valuations of our subordinated debt and equity/other positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2015, the net increase in net assets resulting from operations was $70,426 ($0.29 per share) compared to a net increase in net assets resulting from operations of $80,060 ($0.31 per share) during the three months ended March 31, 2014.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2015, we had $88,880 in cash and foreign currency, which we held in a custodial account, and $250,995 in borrowings available under our financing arrangements. As of March 31, 2015, we had eleven debt investments with aggregate unfunded commitments of $116,193 and one equity investment with an unfunded commitment of $746. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$70,008		$54,992	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$103,997	(1)	$196,003	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$950,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,625 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $1,877,622 and 3.50%, respectively. As of March 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 3.61%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

Subsequent Events

On April 30, 2015, we and U.S. Bank entered into a third supplemental indenture to the base indenture relating to our issuance of $275,000 aggregate principal amount of our 4.750% notes.

The net proceeds to us were approximately $271,656 before expenses, after deducting the underwriting discounts and commissions of $2,475. We used the net proceeds received from the issuance of the 4.750% notes to repay borrowings under existing indebtedness.

For additional information regarding the 4.750% notes, see Note 12 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current taxable year can be carried back to the prior taxable year for determining the distributions paid in such taxable year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses), or capital gain net income, for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2015 or 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the new DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2015 and 2014:

	Distribution
For the Three Months Ended,	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.2160	$56,237
Fiscal 2015
March 31, 2015	$0.2228	$53,706

On April 29, 2015, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about July 2, 2015 to stockholders of record on June 24, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

Historically, we had an “opt in” distribution reinvestment plan for our stockholders, which terminated upon the listing of our shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if we made a cash distribution, our stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. On May 23, 2014, we adopted an “opt out” distribution reinvestment plan, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, we will reinvest all cash dividends or distributions declared by our board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if our board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of our common stock.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	53,706	100%	56,237	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$53,706	100%	$56,237	100%

(1)	During the three months ended March 31, 2015 and 2014, 91.8% and 90.9%, respectively, of our gross investment income was attributable to cash income earned, 3.6% and 7.0%, respectively, was attributable to non-cash accretion of discount and 4.6% and 2.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2015 and 2014, was $56,501 and $51,851, respectively. As of March 31, 2015 and December 31, 2014, we had $159,756 and $152,743, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2015 and 2014.

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

•

our valuation committee reviews the preliminary valuation and FB Advisor’s management team, together with our independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors discusses valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any third-party valuation firm, if applicable.

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

Our investments as of March 31, 2015 consisted primarily of debt securities that were acquired directly from the issuer. Forty-four senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of March 31, 2015. One senior secured loan investment, which was newly issued and purchased near March 31, 2015, was valued at cost as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including one equity/other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Forty-one senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2014. One senior secured loan investment and two collateralized loan securities, which were newly issued and purchased near December 31, 2014, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2015 and 2014.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Broad Street Credit Facility(1)	$70,008	$70,008	—	—	—
ING Credit Facility(2)	$103,997	—	—	$103,997	—
JPM Facility(3)	$950,000	$950,000	—	—	—
4.000% Notes due 2019(4)	$400,000	—	—	$400,000	—
4.250% Notes due 2020(5)	$325,000	—	—	$325,000	—

(1)	At March 31, 2015, $54,992 remained unused under the Broad Street credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 18, 2015.

(2)	At March 31, 2015, $196,003 remained unused under the ING credit facility. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,625 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2015 to reflect total amount outstanding in U.S. dollars.

(3)	At March 31, 2015, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of March 31, 2015, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

On April 30, 2015 we issued $275,000 aggregate
principal amount of the 4.750% notes. For additional information regarding the 4.750% notes, see Note 12 to our unaudited consolidated financial statements included herein.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest to simplify the presentation of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this guidance. The amendments to the FASB codification in this guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement and the July 2014 investment advisory agreement, FB Advisor is entitled to an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. Pursuant to the administration agreement, we also reimburse FB Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor.

The following table describes the fees and expenses we accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$19,038	$22,371
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$3,748	$4,836
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$13,905	$15,178
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$991	$1,200

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. The amount shown for the three months ended March 31, 2014 was calculated under the 2008 investment advisory and administrative services agreement at a rate equal to 2.0% of the average value of our gross assets. During the three months ended March 31, 2015 and 2014, $19,525 and $22,696, respectively, in base management fees were paid to FB Advisor. As of March 31, 2015, $19,073 in base management fees were payable to FB Advisor.

(2)	During the three months ended March 31, 2015 and 2014, we accrued capital gains incentive fees of $3,748 and $4,836, respectively, based on the performance of our portfolio. As of March 31, 2014 and December 31, 2014, we had accrued $24,823 and $21,075, respectively, in capital gains incentive fees, all of which were based on unrealized gains, and none of which is payable unless and until those gains are actually realized. We paid FB Advisor no capital gains incentive fees during the three months ended March 31, 2015.

(3)	During the three months ended March 31, 2015 and 2014, $13,089 and $14,303, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2015, a subordinated incentive fee on income of $13,905 was payable to FB Advisor.

(4)	During the three months ended March 31, 2015 and 2014, $783 and $873, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $1,788 and $533, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2015 and 2014.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FB Advisor and our other related party transactions and relationships, including our exemptive relief order, our terminated expense reimbursement agreement and our trademark license agreement with Franklin Square Holdings.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 68.7% of our portfolio investments (based on fair value) paid variable interest rates, 23.1% paid fixed interest rates, 3.1% were income producing equity or other investments, and the remaining 5.1% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Broad Street credit facility and the ING credit facility, Broad Street and the Company, respectively, borrow at a floating rate based on a benchmark interest rate. Under the terms of the agreements governing the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. Under the indenture governing the 4.000% notes and the 4.250% notes, the Company pays interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(494)	$(425)	$(69)	0.0%
No change	—	—	—	—
Up 100 basis points	5,277	1,699	3,578	1.0%
Up 300 basis points	59,261	5,097	54,164	15.6%
Up 500 basis points	115,403	8,495	106,908	30.8%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls	and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended March 31, 2015. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 16 to March 31, 2015	—	—	—	$5,000

Total	—	—	—	$5,000

(1)	On March 16, 2015, or the Start Date, Franklin Square Holdings entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The FSH Trading Plan provides for the purchase of up to $5,000 worth of shares of our common stock, subject to the limitations provided therein. The FSH Trading Plan will expire on the ninety-first day following the Start Date.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report in Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 13, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2014.)

10.12	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.13	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.14	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.15	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.16	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.17	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.18	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.19	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.20	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.23	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.25	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.26	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.28	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.29	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.30	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.31	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.32	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.34	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.35	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.38	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.39	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.40	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.41	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.43	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.44	Control Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.45	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2015.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)