Form 10-Q
period 2015-06-30
FS Investment CORP
filed 2015-08-10
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 242,274,372 shares of the registrant’s common stock outstanding as of August 7, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$3,918,285 and $4,164,166, respectively)	$3,909,061	$4,168,654
Investments, at fair value—affiliated (amortized cost—$92,063 and $17,931, respectively)	98,320	14,793
Cash	273,749	95,205
Foreign currency, at fair value (cost—$12,930 and $1,661, respectively)	13,167	1,639
Receivable for investments sold and repaid	7,909	8,976
Interest receivable	40,108	51,814
Deferred financing costs	14,925	13,097
Prepaid expenses and other assets	1,106	708

Total assets	$4,358,345	$4,354,886

Liabilities
Payable for investments purchased	$995	$28,095
Credit facilities payable	32,624	188,827
Unsecured notes payable	1,000,000	725,000
Repurchase agreement payable(1)	800,000	950,000
Stockholder distributions payable	53,838	17,885
Management fees payable	19,081	19,560
Accrued capital gains incentive fees(2)	16,468	21,075
Subordinated income incentive fees payable(2)	21,271	13,089
Administrative services expense payable	765	1,410
Interest payable	21,810	15,850
Directors’ fees payable	288	296
Deferred financing costs payable	—	473
Other accrued expenses and liabilities	1,662	6,340

Total liabilities	1,968,802	1,987,900

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 241,702,625 and 240,896,559 shares issued and outstanding, respectively	242	241
Capital in excess of par value	2,266,517	2,258,548
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	11,972	33,758
Accumulated undistributed (distributions in excess of) net investment income(4)	106,286	68,658
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	4,526	5,781

Total stockholders’ equity	2,389,543	2,366,986

Total liabilities and stockholders’ equity	$4,358,345	$4,354,886

Net asset value per share of common stock at period end	$9.89	$9.83

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income
Interest income—unaffiliated	$115,773	$102,096	$219,712	$206,807
Interest income—affiliated	718	—	718	—
Fee income—unaffiliated	25,721	18,450	30,417	28,535
Dividend income—unaffiliated	5,519	175	5,519	175

Total investment income	147,731	120,721	256,366	235,517

Operating expenses
Management fees(1)	19,103	22,695	38,141	45,066
Capital gains incentive fees(2)	(8,355)	2,268	(4,607)	7,104
Subordinated income incentive fees(2)	21,271	15,061	35,176	30,239
Administrative services expenses	882	1,189	1,873	2,389
Stock transfer agent fees	30	546	110	997
Accounting and administrative fees	285	320	561	652
Interest expense	19,048	14,129	36,347	26,829
Directors’ fees	229	264	456	529
Listing advisory fees	—	5,043	—	5,043
Other general and administrative expenses	1,714	4,070	3,136	5,656

Total operating expenses	54,207	65,585	111,193	124,504
Management fee waiver(1)	—	(2,837)	—	(2,837)

Net expenses	54,207	62,748	111,193	121,667

Net investment income	93,524	57,973	145,173	113,850

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(24,174)	6,716	(20,889)	20,538
Net realized gain (loss) on foreign currency	(1,007)	114	(897)	95
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(24,301)	4,706	(13,712)	15,041
Net change in unrealized appreciation (depreciation) on investments—affiliated	8,050	(299)	9,395	(299)
Net change in unrealized gain (loss) on foreign currency	(386)	101	3,062	146

Total net realized and unrealized gain (loss) on investments	(41,818)	11,338	(23,041)	35,521

Net increase (decrease) in net assets resulting from operations	$51,706	$69,311	$122,132	$149,371

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.21	$0.27	$0.51	$0.58

Weighted average shares outstanding	241,653,069	255,301,300	241,370,252	257,729,988

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the three and six months ended June 30, 2014.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operations
Net investment income (loss)	$145,173	$113,850
Net realized gain (loss) on investments and foreign currency	(21,786)	20,633
Net change in unrealized appreciation (depreciation) on investments	(4,317)	14,742
Net change in unrealized gain (loss) on foreign currency	3,062	146

Net increase (decrease) in net assets resulting from operations	122,132	149,371

Stockholder distributions(1)
Distributions from net investment income	(107,545)	(112,933)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(107,545)	(112,933)

Capital share transactions(2)
Reinvestment of stockholder distributions	7,970	39,040
Repurchases of common stock	—	(258,903)

Net increase (decrease) in net assets resulting from capital share transactions	7,970	(219,863)

Total increase (decrease) in net assets	22,557	(183,425)
Net assets at beginning of period	2,366,986	2,640,992

Net assets at end of period	$2,389,543	$2,457,567

Accumulated undistributed (distributions in excess of) net investment income(1)	$106,286	$36,239

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$122,132	$149,371
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(800,306)	(1,209,195)
Paid-in-kind interest	(10,818)	(5,886)
Proceeds from sales and repayments of investments	984,564	1,175,532
Net realized (gain) loss on investments	20,889	(20,538)
Net change in unrealized (appreciation) depreciation on investments	4,317	(14,742)
Accretion of discount	(22,580)	(14,693)
Amortization of deferred financing costs	1,804	1,402
Unrealized (gain)/loss on borrowings in foreign currency	(2,817)	—
(Increase) decrease in receivable for investments sold and repaid	1,067	(8,870)
(Increase) decrease in interest receivable	11,706	(8,740)
(Increase) decrease in prepaid expenses and other assets	(398)	(1,309)
Increase (decrease) in payable for investments purchased	(27,100)	69,099
Increase (decrease) in management fees payable	(479)	(2,838)
Increase (decrease) in accrued capital gains incentive fees	(4,607)	5,514
Increase (decrease) in subordinated income incentive fees payable	8,182	758
Increase (decrease) in administrative services expense payable	(645)	533
Increase (decrease) in interest payable	5,960	946
Increase (decrease) in directors’ fees payable	(8)	(1)
Increase (decrease) in other accrued expenses and liabilities	(4,678)	(3,880)

Net cash provided by (used in) operating activities	286,185	112,463

Cash flows from financing activities
Reinvestment of stockholder distributions	7,970	39,040
Repurchases of common stock	—	(258,903)
Stockholder distributions	(71,592)	(113,856)
Borrowings under credit facilities(1)	114,200	265,686
Borrowings under unsecured notes(1)	275,000	—
Repayments of credit facilities(1)	(267,586)	(23,682)
Repayments under repurchase agreement(2)	(150,000)	—
Deferred financing costs paid	(4,105)	(4,002)

Net cash provided by (used in) financing activities	(96,113)	(95,717)

Total increase (decrease) in cash	190,072	16,746
Cash and foreign currency at beginning of period	96,844	227,328

Cash and foreign currency at end of period	$286,916	$244,074

Supplemental disclosure
Local and excise taxes paid	$5,547	$5,100

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the six months ended June 30, 2015 and 2014, the Company paid $11,001 and $8,872, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2015 and 2014, the Company paid $17,582 and $15,609, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—77.6%
A.P. Plasman Inc.	(f)(g)(h)(j)	Capital Goods	L+775	1.0%	12/29/19	$172,731	$172,731	$175,754
AccentCare, Inc.	(h)	Health Care Equipment & Services	L+500	1.5%	12/22/16	1,891	1,809	1,833
Allen Systems Group, Inc.	(f)(h)(t)	Software & Services	L+790, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	37,710	37,710	37,710
Altus Power America, Inc.	(h)	Energy	L+750	1.5%	10/10/21	1,024	1,024	1,035
Altus Power America, Inc.	(h)(o)	Energy	L+750	1.5%	10/10/21	2,101	2,101	2,122
American Racing and Entertainment, LLC	(f)	Consumer Services	11.0%		7/1/15	7,750	7,750	7,750
American Racing and Entertainment, LLC	(f)	Consumer Services	L+800	1.0%	7/1/18	6,500	6,500	6,654
AP Exhaust Acquisition, LLC	(h)	Automobiles & Components	L+775	1.5%	1/16/21	14,595	14,595	14,449
Aspect Software, Inc.	(h)	Software & Services	L+550	1.8%	5/7/16	1,164	1,156	1,156
Atlas Aerospace LLC	(h)	Capital Goods	L+807	1.0%	5/8/19	20,000	20,000	20,000
Atlas Aerospace LLC	(h)(o)	Capital Goods	L+750	1.0%	5/8/19	7,619	7,619	7,619
BenefitMall Holdings, Inc.	(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,925	14,925	15,074
BenefitMall Holdings, Inc.	(h)(o)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,509
Blue Coat Holdings, Inc.	(h)(o)	Technology Hardware & Equipment	L+350	1.0%	5/20/20	2,136	2,136	2,118
Blueprint Sub, Inc.	(f)	Software & Services	L+750	1.0%	5/7/21	20,000	20,000	20,034
Blueprint Sub, Inc.	(h)(o)	Software & Services	L+750	1.0%	5/7/21	4,211	4,211	4,218
Blueprint Sub, Inc.	(h)(o)	Software & Services	L+450	1.0%	5/7/21	1,053	1,053	1,053
Cadence Aerospace Finance, Inc.	(h)	Capital Goods	L+525	1.3%	5/9/18	79	78	78
Caesars Entertainment Operating Co., Inc.	(e)(f)(j)(l)	Consumer Services	L+575		3/1/17	12,621	12,044	10,932
Caesars Entertainment Operating Co., Inc.	(f)(j)(l)	Consumer Services	L+675		3/1/17	2,363	2,283	2,061
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(h)(j)(l)	Consumer Services	L+875	1.0%	3/1/17	84,594	84,105	71,271
Caesars Entertainment Resort Properties, LLC	(e)(f)(h)	Consumer Services	L+600	1.0%	10/11/20	54,735	52,066	49,945
Corel Corp.	(f)(g)(h)(j)	Software & Services	L+825		6/7/19	137,204	137,204	139,262
Corel Corp.	(h)(j)(o)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(f)(h)	Consumer Services	L+975	1.3%	11/2/19	44,464	44,601	44,464
CoSentry.Net, LLC	(f)(h)	Software & Services	L+800	1.3%	12/31/19	60,894	60,894	61,579
Crestwood Holdings LLC	(h)	Energy	L+600	1.0%	6/19/19	5,309	5,289	5,268
Eastman Kodak Co.	(h)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,691	10,526	10,724
Flanders Corp.	(f)(h)	Capital Goods	L+950	1.5%	5/14/18	34,993	34,490	35,561
Fronton Holdings, LLC	(f)	Consumer Services	15.0%		4/30/19	3,736	3,705	3,736
Greystone Bridge VIII LLC	(h)(j)	Real Estate	L+1050		5/1/20	1,422	1,422	1,422
Greystone Bridge VIII LLC	(h)(j)(o)	Real Estate	L+1050		5/1/20	2,578	2,578	2,578

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Company, Inc.	(h)	Capital Goods	L+810	1.0%	3/26/21	$1,000	$1,000	$1,010
H.M. Dunn Company, Inc.	(h)(o)	Capital Goods	L+725	1.0%	3/26/21	357	357	361
Imagine Communications Corp.	(f)(g)(h)	Media	L+825	1.0%	4/29/20	107,289	107,289	107,289
Imagine Communications Corp.	(h)(o)	Media	L+825	1.0%	4/29/20	30,000	30,000	30,000
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	13,595	13,595	13,595
Industry City TI Lessor, L.P.	(h)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	25,553	25,553	25,936
JW Aluminum Co.	(h)	Materials	L+750	1.0%	5/6/17	1,000	1,000	1,000
Latham Pool Products, Inc.	(f)	Capital Goods	L+775	1.0%	6/29/21	70,000	70,000	70,000
Leading Edge Aviation Services, Inc.	(f)(g)(h)	Capital Goods	L+875	1.5%	6/30/19	32,847	32,583	32,847
LEAS Acquisition Co Ltd.	(h)(j)	Capital Goods	L+875	1.5%	6/30/19	€28,500	39,018	31,787
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+875	1.5%	6/30/19	$10,355	10,355	10,355
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,298	13,298	13,165
Micronics, Inc.	(f)(h)	Capital Goods	L+800	1.3%	3/28/19	58,434	58,120	58,434
Micronics, Inc.	(h)(o)	Capital Goods	L+800	1.3%	3/28/19	19,500	19,500	19,500
MMM Holdings, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,414	8,321	6,716
MModal LLC	(h)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,304	3,983
MSO of Puerto Rico, Inc.	(h)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,117	6,050	4,882
New Star Metals Inc.	(f)(h)	Capital Goods	L+800	1.3%	3/20/20	36,375	36,375	36,375
Nobel Learning Communities, Inc.	(h)	Consumer Services	L+846	1.0%	4/27/21	1,056	1,056	1,062
Nobel Learning Communities, Inc.	(h)(o)	Consumer Services	L+450	1.0%	4/27/20	140	140	140
Nova Wildcat Amerock, LLC	(h)	Consumer Durables & Apparel	L+3.21, 5.5% PIK (5.5% Max PIK)	1.3%	9/10/19	18,346	18,346	16,695
PHRC License, LLC	(g)(h)	Consumer Services	L+900	1.5%	8/14/20	44,822	44,822	44,822
Polymer Additives, Inc.	(h)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,643
Reddy Ice Corp.	(h)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,164	1,156	1,038
Safariland, LLC	(f)(h)	Capital Goods	L+800	1.3%	9/20/19	153,338	153,338	155,638
Shell Topco L.P.	(h)	Materials	L+750	1.5%	9/28/18	30,000	29,720	30,150
Smile Brands Group Inc.	(h)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,141	19,811	13,897
Sorenson Communications, Inc.	(e)(f)(h)	Telecommunication Services	L+575	2.3%	4/30/20	93,030	92,643	93,728
Southcross Holdings Borrower LP	(h)	Energy	L+500	1.0%	8/4/21	314	313	306
Spencer Gifts LLC	(h)(i)	Retailing	L+425	1.0%	7/16/21	1,000	995	1,001
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,321	5,501
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,785	4,753	3,938

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	$4,424	$4,142	$4,082
Sunnova Asset Portfolio 5 Holdings, LLC	(h)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	4,144	4,144	4,186
Sunnova Asset Portfolio 5 Holdings, LLC	(h)(o)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,068	3,068	3,099
Swiss Watch International, Inc.	(f)(h)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	46,250	45,681	39,544
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+1,050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	68,269	68,269	69,293
Vertellus Performance Chemicals LLC	(g)(h)	Materials	L+950	1.0%	1/30/20	38,000	38,000	38,022
VPG Group Holdings LLC	(f)(h)	Materials	L+900	1.0%	10/4/16	75,695	75,387	75,695
Warren Resources, Inc.	(g)(h)	Energy	L+850	1.0%	5/22/20	3,157	3,157	3,157
Warren Resources, Inc.	(h)(o)	Energy	L+850	1.0%	5/22/20	431	431	431
Waste Pro USA, Inc.	(f)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,454	86,454	87,751
Waste Pro USA, Inc.	(h)(o)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586

Total Senior Secured Loans—First Lien							1,980,880	1,953,609
Unfunded Loan Commitments							(98,093)	(98,093)

Net Senior Secured Loans—First Lien							1,882,787	1,855,516

Senior Secured Loans—Second Lien—35.3%
AdvancePierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,405	17,841
Affordable Care, Inc.	(f)(g)(h)	Health Care Equipment & Services	L+925	1.3%	12/26/19	34,314	33,996	33,971
Alison US LLC	(h)(j)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,276	3,556
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,426	16,905
Ascent Resources—Utica, LLC	(f)(g)(h)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	181,375	180,480	177,747
Brock Holdings III, Inc.	(h)	Energy	L+825	1.8%	3/16/18	6,923	6,864	6,741
Byrider Finance, LLC	(g)(h)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	5,000	4,382	4,679
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	57,048	53,331
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,963	49,969
FullBeauty Brands, Inc.	(f)(g)(h)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	165,000	165,000	165,000
National Surgical Hospitals, Inc.	(f)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,111

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nielsen & Bainbridge, LLC	(h)	Consumer Services	L+925	1.0%	8/15/21	$16,675	$16,438	$16,425
Paw Luxco II Sarl	(g)(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,363	14,814
PSAV Acquisition Corp.	(f)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	78,952	80,500
Sequential Brands Group, Inc.	(f)(j)	Consumer Durables & Apparel	L+900	1.0%	4/8/21	44,500	44,500	44,945
Spencer Gifts LLC	(f)(h)	Retailing	L+825		6/29/22	60,000	59,700	59,700
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							852,293	844,023

Senior Secured Bonds—14.8%
Advanced Lighting Technologies, Inc.	(g)(h)	Materials	10.5%		6/1/19	78,500	77,260	49,063
Aspect Software, Inc.	(e)(g)	Software & Services	10.6%		5/15/17	8,500	8,400	8,203
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	49,800	45,292	41,334
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	29,248	28,978	24,568
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	74,813	71,923	68,453
FourPoint Energy, LLC	(g)(o)	Energy	8.0%		12/31/20	23,625	23,507	21,617
Global A&T Electronics Ltd.	(h)(j)	Technology Hardware & Equipment	10.0%		2/1/19	12,000	11,928	11,325
JW Aluminum Co.	(f)(g)(h)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	70,462	70,169	73,280
Logan’s Roadhouse, Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	48,187	41,869
SandRidge Energy, Inc.	(h)(j)	Energy	8.8%		6/1/20	19,500	19,454	17,465
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,200	19,798

Total Senior Secured Bonds							424,298	376,975
Unfunded Bond Commitments							(23,507)	(23,507)

Net Senior Secured Bonds							400,791	353,468

Subordinated Debt—19.5%
Alta Mesa Holdings, LP	(e)	Energy	9.6%		10/15/18	11,165	11,093	8,765
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,094	16,123
Bellatrix Exploration Ltd.	(h)(j)	Energy	8.5%		5/15/20	5,000	4,902	4,725
Blue Coat Holdings, Inc.	(h)	Technology Hardware & Equipment	8.4%		6/1/23	25,000	25,000	25,469
Brooklyn Basketball Holdings, LLC	(g)(h)	Consumer Services	L+800		10/25/19	19,873	19,873	19,873
CEC Entertainment, Inc.	(g)	Consumer Services	8.0%		2/15/22	5,000	5,012	4,988
Ceridian Corp.	(g)(h)	Software & Services	11.0%		3/15/21	8,300	8,796	8,819

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Comstock Resources, Inc.	(f)(h)	Energy	9.5%		6/15/20	$7,500	$7,250	$3,206
EV Energy Partners, L.P.	(g)(j)	Energy	8.0%		4/15/19	265	234	247
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	23,934	23,821	21,780
Flanders Corp.	(g)(h)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	23,566	22,214	23,802
Global Jet Capital Holdings, LP	(h)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	620	620	620
Global Jet Capital Holdings, LP	(h)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Imagine Communications Corp.	(h)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	486	486	486
Jupiter Resources Inc.	(e)(g)(j)	Energy	8.5%		10/1/22	6,425	5,351	5,437
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	49,500	48,676	49,500
Lightstream Resources Ltd.	(g)(j)	Energy	8.6%		2/1/20	1,650	1,315	1,076
Mood Media Corp.	(e)(g)(h)(j)	Media	9.3%		10/15/20	43,135	42,188	36,988
Navistar International Corp.	(g)(j)	Transportation	8.3%		11/1/21	8,345	8,152	7,980
NewStar Financial, Inc.	(h)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	35,361	38,500
P.F. Chang’s China Bistro, Inc.	(e)(g)	Consumer Services	10.3%		6/30/20	6,433	6,621	6,658
Samson Investment Co.	(e)(g)(h)(p)(l)	Energy	9.8%		2/15/20	14,200	13,406	746
SandRidge Energy, Inc.	(e)(h)(j)	Energy	8.8%		1/15/20	5,280	4,480	2,891
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	7,000	6,918	7,175
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,152	15,652
SunGard Availability Services Capital, Inc.	(g)(h)	Software & Services	8.8%		4/1/22	10,750	7,954	7,874
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	134,477	134,477	135,822
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,194	5,194	5,181

Total Subordinated Debt							486,466	465,209

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—4.6%
ACASC 2013-2A Class B	(g)(h)(j)	Diversified Financials	9.4%		10/15/23	$30,500	$23,408	$22,592
Dryden CDO 23A Class Subord.	(h)(j)	Diversified Financials	25.0%		7/17/23	10,000	5,161	6,991
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(j)	Diversified Financials	14.2%		12/20/21	16,740	16,679	16,489
NewStar Clarendon 2014-1A Class D	(h)(j)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,482
NewStar Clarendon 2014-1A Class Subord. B	(h)(j)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,566
Rampart CLO 2007 1A Class Subord.	(h)(j)	Diversified Financials	31.4%		10/25/21	10,000	2,637	4,756
Stone Tower CLO VI Class Subord.	(g)(j)	Diversified Financials	42.0%		4/17/21	5,000	1,913	3,274
Wind River CLO Ltd. 2012 1A Class Subord. B	(h)(j)	Diversified Financials	13.7%		1/15/24	42,504	32,304	35,629

Total Collateralized Securities							101,276	108,779

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—15.9%(k)
Allen Systems Group, Inc., Common Equity	(h)(l)(t)	Software & Services	1,689,767	$36,422	$41,484
Altus Power America Holdings, LLC, Preferred Equity	(h)(l)	Energy	341,425	341	597
Amaya Gaming Group Inc., Warrants	(h)(j)(l)	Consumer Services	2,000,000	16,832	40,640
AP Exhaust Holdings, LLC, Common Equity	(h)(l)(n)	Automobiles & Components	811	811	709
Aquilex Corp., Common Equity, Class A Shares	(f)	Energy	15,128	1,088	5,036
Aquilex Corp., Common Equity, Class B Shares	(f)(g)	Energy	32,637	1,690	10,865
Ascent Resources Utica Holdings, LLC, Common Equity	(h)(l)(m)	Energy	10,192,939	9,700	8,154
Burleigh Point, Ltd., Warrants	(h)(j)(l)	Retailing	17,256,081	1,898	3,279
CoSentry.Net, LLC, Preferred Equity	(g)(l)	Software & Services	2,632	2,500	4,514
Eastman Kodak Co., Common Equity	(f)(h)(l)	Consumer Durables & Apparel	61,859	1,202	1,039
ERC Ireland Holdings Ltd., Common Equity	(g)(h)(j)(l)	Telecommunication Services	1,429	297	339
Flanders Corp., Common Equity	(g)(l)	Capital Goods	6,829,973	7,183	7,513
FourPoint Energy, LLC, Common Equity, Class C Units	(h)(l)(n)	Energy	21,000	21,000	26,040
FourPoint Energy, LLC, Common Equity, Class D Units	(h)(l)(n)	Energy	3,937	2,601	4,941
Fronton Investor Holdings, LLC, Class B Units	(h)(l)(n)(t)	Consumer Services	14,943	17,931	19,126
Global Jet Capital Holdings, LP, Preferred Equity	(h)(l)	Commercial & Professional Services	2,333,842	2,334	2,341
Imagine Communications Corp., Common Equity, Class A Units	(h)(l)	Media	33,034	3,783	4,962
Industrial Group Intermediate Holdings, LLC, Common Equity	(h)(l)(n)	Materials	347,107	347	590
JW Aluminum Co., Common Equity	(g)(l)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(g)(l)	Capital Goods	4,401	464	111
Leading Edge Aviation Services, Inc., Preferred Equity	(g)(l)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)	Capital Goods	490,213	490	466
Micronics, Inc., Common Equity	(h)(l)	Capital Goods	53,073	553	1,030
Micronics, Inc., Preferred Equity	(h)(l)	Capital Goods	55	553	673
Milagro Holdings, LLC, Common Equity	(g)(l)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(h)(l)	Energy	283,947	11,181	—
MModal LLC, Common Equity	(h)(l)	Health Care Equipment & Services	56,529	933	855
New Star Metals Inc., Common Equity	(h)	Capital Goods	741,082	750	889
NewStar Financial, Inc., Warrants	(h)(j)(l)(r)	Diversified Financials	3,000,000	15,058	15,330
Plains Offshore Operations Inc., Preferred Equity	(f)(g)	Energy	52,666	63,685	73,256
Plains Offshore Operations Inc., Warrants	(f)(g)(l)	Energy	1,067,481	1,722	2,989
PSAV Holdings LLC, Common Equity	(g)	Technology Hardware & Equipment	10,000	10,000	18,000
Safariland, LLC, Common Equity	(g)(l)	Capital Goods	25,000	2,500	9,770

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	$23,031	$23,271
Safariland, LLC, Warrants	(g)(l)	Capital Goods	4,536	473	1,773
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(h)(l)	Energy	33,306	3,400	9,136
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(h)	Energy	8,000	10,571	10,579
Sequel Industrial Products Holdings, LLC, Warrants	(h)(l)(q)	Energy	1,293	1	198
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)(q)	Energy	19,388	12	3,379
Sorenson Communications, Inc., Common Equity	(g)(l)	Telecommunication Services	46,163	—	22,537
ThermaSys Corp., Common Equity	(g)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	4,508
VPG Group Holdings LLC, Class A-2 Units	(g)(l)	Materials	3,637,500	3,638	3,274

Total Equity/Other				286,735	385,496

Unfunded Contingent Warrant Commitment	(s)				(5,110)
Net Equity/Other					$380,386

TOTAL INVESTMENTS—167.7%				$4,010,348	4,007,381

LIABILITIES IN EXCESS OF OTHER ASSETS—(67.7%)					(1,617,838)

NET ASSETS—100%					$2,389,543

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.28%, the Euro Interbank Offered Rate, or EURIBOR, was (0.01)% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

(i)	Position or portion thereof unsettled as of June 30, 2015.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2015, 81.3% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security is an unfunded commitment.

(p)	Asset is on non-accrual status.

(q)	Warrants expire on September 28, 2022 and May 10, 2022 and the strike prices are $121.00 and $100.00 per share, respectively.

(r)	Includes 1,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(s)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000, upon the request of NewStar.

(t)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2015, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio companies for the six months ended June 30, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$37,634	—	$718	—	—	—
Equity/Other
Allen Systems Group, Inc., Common Equity	$36,422	—	—	—	—	$5,062
Fronton Investor Holdings, LLC, Class B Units	—	—	—	—	—	$4,333

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
HBC Solutions, Inc.	(f)(g)(i)	Media	L+875	1.5%	2/4/18	$84,990	$84,990	$84,990
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	13,894	13,894	13,894
Industry City TI Lessor, L.P.	(i)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	24,885	24,885	24,512
Infiltrator Systems, Inc.	(f)(g)(h)(i)	Capital Goods	L+841	1.3%	6/27/18	226,000	225,860	224,870
Intralinks, Inc.	(f)(i)(k)	Software & Services	L+525	2.0%	2/24/19	9,900	9,817	9,776
Lantiq Deutschland GmbH	(f)(i)(k)	Software & Services	L+900	2.0%	11/16/15	7,968	7,781	7,928
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	5,988	5,940	5,824
Leading Edge Aviation Services, Inc.	(f)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	33,799	33,485	33,292
LEAS Acquisition Co Ltd.	(i)(k)	Capital Goods	L+875	1.5%	6/30/19	€29,250	40,045	34,864
LEAS Acquisition Co Ltd.	(g)(k)	Capital Goods	L+875	1.5%	6/30/19	$10,628	10,628	10,468
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	3,242	3,230	3,161
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,365	13,365	13,231
Micronics, Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/28/19	43,228	42,893	43,228
MMM Holdings, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,956	8,841	8,687
MModal Inc.	(i)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,302	4,241
Mood Media Corp.	(i)(k)	Media	L+600	1.0%	5/1/19	698	692	685
MSO of Puerto Rico, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,511	6,427	6,316
New Star Metals Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	36,575	36,575	36,575
Nova Wildcat Amerock, LLC	(h)(i)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	20,000	20,000	19,600
Panda Sherman Power, LLC	(f)	Energy	L+750	1.5%	9/14/18	496	500	493
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	2,583	2,582	2,619
PHRC License, LLC	(g)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	44,550
Polymer Additives, Inc.	(i)	Materials	L+838	1.0%	12/20/21	10,511	10,510	10,511
Production Resource Group, LLC	(h)(i)	Media	L+750	1.0%	7/23/19	32,500	32,500	32,663
PRV Aerospace, LLC	(i)	Capital Goods	L+525	1.3%	5/9/18	80	80	79
Reddy Ice Holdings, Inc.	(i)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
Safariland, LLC	(f)(h)(i)	Capital Goods	L+800	1.3%	9/20/19	150,400	150,400	152,656
Shell Topco L.P.	(h)(i)	Materials	L+750	1.5%	9/28/18	30,000	29,698	30,525
Smile Brands Group Inc.	(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,243	19,878	19,383
Sorenson Communications, Inc.	(e)(f)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	93,500	93,081	94,435
Southcross Holdings Borrower LP	(i)	Energy	L+500	1.0%	8/4/21	316	314	283
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,321	5,607

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	$4,810	$4,775	$4,119
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	4,975	4,623	4,455
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	1,803	1,803	1,803
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,200	3,200	3,200
Swiss Watch International, Inc.	(f)(h)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,000	46,359	45,355
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	74,813	74,813	74,813
Virtual Radiologic Corp.	(i)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,484	3,452	2,645
VPG Group Holdings LLC	(f)(h)(i)	Materials	L+900	1.0%	10/4/16	79,195	78,764	79,393
Waste Pro USA, Inc.	(f)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,889	86,889	86,889
Waste Pro USA, Inc.	(i)(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,444

Total Senior Secured Loans—First Lien							2,289,343	2,279,592
Unfunded Loan Commitments							(73,386)	(73,386)

Net Senior Secured Loans—First Lien							2,215,957	2,206,206

Senior Secured Loans—Second Lien—29.9%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,379	17,292
Affordable Care, Inc.	(f)(g)(i)	Health Care Equipment & Services	L+925	1.3%	12/26/19	44,314	43,893	43,871
Alison US LLC	(i)(k)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,273	4,161
American Energy—Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	79,987	79,987	78,387
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	54,324	54,324	53,238
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,380	16,800
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	475	526
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,031	6,149
Brock Holdings III, Inc.	(i)	Energy	L+825	1.8%	3/16/18	6,923	6,855	5,573
Byrider Finance, LLC	(g)(i)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)(i)(j)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	10,925	10,877	10,434
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,978	55,991

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	$50,000	$48,918	$50,000
Nielsen & Bainbridge, LLC	(i)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
OSP Group, Inc.	(f)(g)(i)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	145,000	145,000	144,275
Paw Luxco II Sarl	(g)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,200	17,203
Pelican Products, Inc.	(i)	Capital Goods	L+825	1.0%	4/9/21	$4,222	4,194	4,169
PSAV Acquisition Corp.	(f)(i)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Sensus USA Inc.	(i)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,027	2,873
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							713,675	708,255

Senior Secured Bonds—15.2%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,139	52,203
Allen Systems Group, Inc.	(f)(g)(i)(m)(q)	Software & Services	10.5%		11/15/16	38,448	31,201	13,457
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	6,000	5,991	5,700
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	39,250	36,194	33,853
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,854	55,026
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	70,875	67,690	62,370
FourPoint Energy, LLC	(f)(g)(p)	Energy	8.0%		12/31/20	27,563	27,563	24,255
Global A&T Electronics Ltd.	(i)(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(f)(g)(i)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	66,297	65,818	66,297
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	46,855	41,728
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,158	18,903
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,061	4,928

Total Senior Secured Bonds							451,524	386,838
Unfunded Bond Commitments							(27,563)	(27,563)

Net Senior Secured Bonds							423,961	359,275

Subordinated Debt—19.6%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,165	11,084	9,468
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,099	15,717
Brooklyn Basketball Holdings, LLC	(g)(i)	Consumer Services	L+800		10/15/19	19,873	19,873	19,674

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cadillac Jack, Inc.	(g)(k)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	$52,268	$36,561	$54,947
Comstock Resources, Inc.	(f)(k)	Energy	9.5%		6/15/20	7,500	7,232	5,063
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	22,344	22,217	19,495
Flanders Corp.	(g)(i)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	21,595	20,227	21,325
Global Jet Capital, Inc.	(i)	Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
HBC Solutions, Inc.	(i)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	303	303	303
HBC Solutions, Inc.	(i)(p)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	150	150	150
Jupiter Resources, Inc.	(e)(g)(k)	Energy	8.5%		10/1/22	6,425	5,306	4,819
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,256	16,500
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,440	35,000
Lightstream Resources, Ltd.	(g)(k)	Energy	8.6%		2/1/20	1,650	1,290	1,163
Mood Media Corp.	(e)(f)(g)(k)	Media	9.3%		10/15/20	43,135	42,124	35,263
NewStar Financial, Inc.	(f)(i)(k)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)	Consumer Services	10.3%		6/30/20	1,390	1,384	1,397
RKI Exploration & Production, LLC	(e)(g)	Energy	8.5%		8/1/21	12,550	12,362	10,229
Samson Investment Co.	(e)(f)(g)(i)	Energy	9.8%		2/15/20	14,200	13,397	5,964
Sandridge Energy, Inc.	(e)(i)(k)	Energy	8.8%		1/5/20	7,500	6,321	5,119
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	7,000	6,909	7,245
Sidewinder Drilling Inc.	(f)	Energy	9.8%		11/15/19	4,328	4,328	2,532
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,112	15,425
Talos Production, LLC	(g)	Energy	9.8%		2/15/18	1,500	1,364	1,358
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	133,295	133,295	132,628
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,142	5,142	5,232

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Warren Resources, Inc.	(g)	Energy	9.0%		8/1/22	$1,000	$709	$625

Total Subordinated Debt							467,795	464,454
Unfunded Debt Commitments							(150)	(150)

Net Subordinated Debt							467,645	464,304

Collateralized Securities—5.2%
ACASC 2013-2A B	(g)(i)(k)	Diversified Financials	8.1%		10/15/23	30,500	25,488	25,338
Dryden CDO 23A Class Subord.	(i)(k)	Diversified Financials	19.1%		7/17/23	10,000	5,810	7,967
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(k)	Diversified Financials	14.3%		12/20/21	16,740	16,594	17,284
Lightpoint CLO 2006 V Class D	(g)(k)	Diversified Financials	L+365		8/5/19	6,500	4,087	6,361
NewStar Clarendon 2014-1A Class D	(i)(j)(k)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,461
NewStar Clarendon 2014-1A Sub B	(i)(j)(k)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,713
Rampart CLO 2007 1A Class Subord.	(i)(k)	Diversified Financials	24.2%		10/25/21	10,000	2,943	4,997
Stone Tower CLO VI Class Subord.	(g)(k)	Diversified Financials	32.6%		4/17/21	5,000	2,225	3,936
Wind River CLO Ltd. 2012 1A Class Sub B	(i)(k)	Diversified Financials	18.8%		1/15/24	42,504	34,041	38,863

Total Collateralized Securities							110,362	123,920

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
PSAV Holdings LLC, Common Equity	(g)(m)	Technology Hardware & Equipment	10,000	$10,000	$15,000
Safariland, LLC, Common Equity	(g)(m)	Capital Goods	25,000	2,500	10,220
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	22,284	22,578
Safariland, LLC, Warrants	(g)(m)	Capital Goods	4,536	473	1,854
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(i)(m)	Energy	33,306	3,400	9,272
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(i)	Energy	8,000	10,085	10,094
Sequel Industrial Products Holdings, LLC, Warrants	(i)(m)(r)	Energy	1,293	1	204
Sequel Industrial Products Holdings, LLC, Warrants	(g)(m)(r)	Energy	19,388	12	3,459
Sorenson Communications, Inc., Common Equity	(g)(m)	Telecommunication Services	46,163	—	21,572
ThermaSys Corp., Common Equity	(g)(m)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	5,129
VPG Group Holdings LLC, Class A-2 Units	(g)(m)	Materials	3,637,500	3,638	3,638

Total Equity/Other				250,497	323,962

Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					321,487

TOTAL INVESTMENTS—176.7%				$4,182,097	4,183,447

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.7%)					(1,816,461)

NET ASSETS—100%					$2,366,986

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.26%, EURIBOR was 0.08% and Prime was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(h)	Security or portion thereof held within Walnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8). As of January 16, 2015, all such securities held within Walnut Street Funding LLC were sold or transferred to FS Investment Corporation.

(i)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(j)	Position or portion thereof unsettled as of December 31, 2014.

(k)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2014, 78.7% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for GAAP or tax purposes.

(m)	Security is non-income producing.

(n)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded loan commitment.

(q)	Security was on non-accrual status as of December 31, 2014.

(r)	Warrants expire on September 28, 2022 and May 10, 2022 and the strike prices are $121.00 and $100.00 per share, respectively.

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the year ended December 31, 2014, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Dividend Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Equity/Other
Fronton Investor Holdings, LLC, Class B Units	$17,931	—	—	$299	—	—	$(3,138)

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2015, the Company had three wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2015. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2014 and the audited consolidated financial statements for the year ended December 31,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	806,066	$7,970	3,804,344	$39,040
Share Repurchase Program	—	—	(872,865)	(8,903)
Fractional Share Round Up	—	—	30,533	—
Listing Tender Offer	—	—	(23,255,813)	(250,000)

Net Proceeds from Share Transactions	806,066	$7,970	(20,293,801)	$(219,863)

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the six months ended June 30, 2015 and 2014, the Company issued 806,066 and 3,804,344 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $7,970 and $39,040 at an average price per share of $9.89 and $10.26, respectively. During the period from July 1, 2015 to August 7, 2015, the Company issued 571,747 shares of common stock pursuant to the new DRP for gross proceeds of $5,660 at an average price per share of $9.90. For additional information regarding the terms of the new DRP, see Note 5.

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the six months ended June 30, 2014:

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

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter. Under the 2008 investment advisory and administrative services agreement, the subordinated incentive fee on income was subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the 2008 investment advisory and administrative services agreement, equal to 2.0% per quarter, or an annualized hurdle rate of 8.0%. As a result, FB Advisor did not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeded the hurdle rate of 2.0%. Once the Company’s pre-incentive fee net investment income in any quarter exceeded the hurdle rate, FB Advisor was entitled to a “catch-up” fee equal to the amount of the pre- incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equaled 2.5%, or 10.0% annually, of adjusted capital. Thereafter, FB Advisor received 20.0% of pre-incentive fee net investment income. Under the April 2014 investment advisory agreement, the subordinated incentive fee on income was calculated in the same manner, except that the hurdle rate used to compute the subordinated incentive fee on income was based on the value of the Company’s net assets rather than adjusted capital.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$19,103	$19,858	$38,141	$42,229
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(8,355)	$2,268	$(4,607)	$7,104
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$21,271	$15,061	$35,176	$30,239
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$882	$1,189	$1,873	$2,389

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. For the three and six months ended June 30, 2014, amounts shown are net of waivers of $2,837. During the six months ended June 30, 2015 and 2014, $38,620 and $45,067, respectively, in base management fees were paid to FB Advisor. As of June 30, 2015, $19,081 in base management fees were payable to FB Advisor.
(2)	During the six months ended June 30, 2015 and 2014, the Company accrued capital gains incentive fees of $(4,607) and $7,104, respectively, based on the performance of its portfolio. As of June 30, 2015 and December 31, 2014, the Company had accrued $16,468 and $21,075, respectively, in capital gains incentive fees, all of which were based on unrealized gains, and none of which is payable unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the six months ended June 30, 2015.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)	During the six months ended June 30, 2015 and 2014, $26,994 and $29,481, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2015, a subordinated incentive fee on income of $21,271 was payable to FB Advisor.
(4)	During the six months ended June 30, 2015 and 2014, $1,471 and $1,782, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $2,518 and $1,856, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2015 and 2014.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839

On July 30, 2015, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about October 2, 2015 to stockholders of record on September 23, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	107,545	100%	112,933	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$107,545	100%	$112,933	100%

(1)	During the six months ended June 30, 2015 and 2014, 93.7% and 91.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 6.2%, respectively, was attributable to non-cash accretion of discount and 4.2% and 2.5%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $113,037 and $108,549, respectively. As of June 30, 2015 and December 31, 2014, the Company had $164,627 and $152,743, respectively, of undistributed net investment income and realized gains on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
GAAP-basis net investment income	$145,173	$113,850
Reversal of incentive fee accrual on unrealized gains	(4,607)	1,140
Reclassification of unamortized original issue discount and prepayment fees	(29,653)	(6,944)
Other miscellaneous differences	2,124	503

Tax-basis net investment income	$113,037	$108,549

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

As of June 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$121,545	$114,667
Distributable realized gains (long-term capital gains)	43,082	38,076
Incentive fee accrual on unrealized gains	(16,468)	(21,075)
Unamortized organization costs	(364)	(386)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(22,512)	(23,085)

Total	$125,283	$108,197

(1)	As of June 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $138,552 and $136,422, respectively. As of June 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $161,064 and $159,507, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,037,386 and $4,210,963 as of June 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(22,512) and $(23,085) as of June 30, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,882,787	$1,855,516	46%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	852,293	844,023	21%	713,675	708,255	17%
Senior Secured Bonds	400,791	353,468	9%	423,961	359,275	8%
Subordinated Debt	486,466	465,209	12%	467,645	464,304	11%
Collateralized Securities	101,276	108,779	3%	110,362	123,920	3%
Equity/Other	286,735	380,386	9%	250,497	321,487	8%

Total	$4,010,348	$4,007,381	100%	$4,182,097	$4,183,447	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of June 30, 2015, except for one senior secured loan investment, Allen Systems Group, Inc., and two equity/other investments, Fronton Investor Holdings, LLC and Allen Systems Group, Inc., the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, the Company had sixteen unfunded debt investments with aggregate unfunded commitments of $121,600 and one unfunded commitment to purchase up to $700 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, the Company had ten unfunded debt investments with aggregate unfunded commitments of $101,099 and one unfunded commitment to purchase up to $788 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of June 30, 2015 and the Company’s audited consolidated schedule of investments as of December 31, 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$25,158	1%	$24,737	1%
Capital Goods	877,275	22%	964,394	23%
Commercial & Professional Services	164,139	4%	283,513	7%
Consumer Durables & Apparel	348,231	9%	319,160	8%
Consumer Services	517,473	13%	692,533	17%
Diversified Financials	157,499	4%	179,548	4%
Energy	475,896	12%	434,424	10%
Food & Staples Retailing	17,841	0%	18,324	0%
Food, Beverage & Tobacco	1,038	0%	—	—
Health Care Equipment & Services	96,248	2%	104,205	3%
Materials	349,993	9%	297,179	7%
Media	149,725	4%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	16,123	0%	16,243	0%
Real Estate	1,422	0%	—	—
Retailing	63,980	2%	5,004	0%
Software & Services	339,403	8%	312,505	7%
Technology Hardware & Equipment	176,610	4%	137,471	3%
Telecommunication Services	152,054	4%	161,951	4%
Transportation	77,273	2%	74,813	2%

Total	$4,007,381	100%	$4,183,447	100%

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

As of June 30, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$1,039	$1,343
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,006,342	4,182,104

	$4,007,381	$4,183,447

The Company’s investments as of June 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-eight senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price as of June 30, 2015. One senior secured loan investment, which was newly issued and purchased near June 30, 2015, was valued at cost as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including one equity/other investment, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Forty-one senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price as of December 31, 2014. One senior secured loan investment and two collateralized loan securities, which were newly issued and purchased near December 31, 2014, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors, reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	3,350	681	1,938	16,497	66	48	22,580
Net realized gain (loss)	(7,040)	145	(21,853)	(82)	2,283	5,658	(20,889)
Net change in unrealized appreciation (depreciation)	(17,520)	(2,850)	17,363	(17,916)	(6,055)	22,965	(4,013)
Purchases	448,926	175,119	42,833	88,455	436	44,537	800,306
Paid-in-kind interest	1,349	1,876	665	5,743	—	1,185	10,818
Sales and redemptions	(779,755)	(39,203)	(46,753)	(91,792)	(11,871)	(15,190)	(984,564)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,855,516	$844,023	$353,468	$465,209	$108,779	$379,347	$4,006,342

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(11,722)	$(3,070)	$(5,541)	$(10,295)	$(3,782)	$27,498	$(6,912)

	For the Six Months Ended June 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	5,900	4,954	2,641	896	260	42	14,693
Net realized gain (loss)	2,949	5,456	(3,412)	6,073	5,688	3,784	20,538
Net change in unrealized appreciation (depreciation)	(12,931)	(3,689)	7,963	9,497	(3,698)	18,233	15,375
Purchases	697,850	256,545	94,189	94,325	—	66,286	1,209,195
Paid-in-kind interest	124	2,651	—	2,014	—	1,097	5,886
Sales and redemptions	(525,016)	(382,923)	(121,550)	(112,746)	(29,513)	(3,784)	(1,175,532)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,292,484	$780,839	$365,379	$426,787	$113,245	$246,855	$4,225,589

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,599	$10,993	$3,484	$13,739	$1,540	$21,234	$53,589

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at June 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,534,685	Market Comparables	Market Yield (%)	6.3% -15.0%	9.1%
			EBITDA Multiples (x)	6.3x - 8.3x	7.7x
	7,750	Other(2)	Other(2)	N/A	N/A
	243,081	Market Quotes	Indicative Dealer Quotes	66.5% -100.8%	89.2%
	70,000	Cost	Cost	100.0% -100.0%	100.0%
Senior Secured Loans—Second Lien	413,540	Market Comparables	Market Yield (%)	9.0% - 15.0%	12.2%
	430,483	Market Quotes	Indicative Dealer Quotes	75.0% - 102.1%	99.0%
Senior Secured Bonds	66,564	Market Comparables	Market Yield (%)	9.8% - 10.3%	10.0%
	286,904	Market Quotes	Indicative Dealer Quotes	60.0% - 105.0%	86.1%
Subordinated Debt	302,120	Market Comparables	Market Yield (%)	8.8% - 17.5%	11.9%
			EBITDA Multiples (x)	7.8x - 8.3x	8.0x
	5,446	Other(2)	Other(2)	N/A	N/A
	157,643	Market Quotes	Indicative Dealer Quotes	4.3% - 106.8%	90.6%
Collateralized Securities	16,489	Market Comparables	Market Yield (%)	11.8% - 11.8%	11.8%
	92,290	Market Quotes	Indicative Dealer Quotes	47.6% - 98.1%	80.8%
Equity/Other	375,812	Market Comparables	Market Yield (%)	13.0% - 15.8%	15.0%
			EBITDA Multiples (x)	5.8x - 12.0x	8.7x
			Production Multiples (Mboe/d)	$62,500.0 -$67,500.0	$65,000.0
			Proved Reserves Multiples (Mmboe)	$9.5 - $10.5	$9.9
			PV-10 Multiples (x)	1.5x - 2.1x	1.6x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	17.3% - 17.3%	17.3%
		Option Valuation Model	Volatility (%)	37.5% - 57.0%	53.0%
	2,341	Other(2)	Other(2)	N/A	N/A
	1,194	Market Quotes	Indicative Dealer Quotes	$14.3 - $217.0	$71.4

Total	$4,006,342

(1)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	—		$125,000	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$32,624	(1)	$267,376	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2015 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $1,908,794 and 3.60%, respectively. As of June 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.96%.

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

As of June 30, 2015 and December 31, 2014, no amounts remained outstanding under the Arch Street credit facility.

For the three and six months ended June 30, 2014, the components of total interest expense for the Arch Street credit facility were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct interest expense	$2,022	$3,884
Non-usage fees	—	220
Amortization of deferred financing costs	261	626

Total interest expense	$2,283	$4,730

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$4,461
Average borrowings under the facility	$361,776
Effective interest rate on borrowings (including the effect of non-usage fees)	2.29%
Weighted average interest rate (including the effect of non-usage fees)	2.26%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2015 and December 31, 2014, $0 and $65,808, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, all of the deferred financing costs have been amortized to interest expense.

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$104	$515	$406	$1,056

Total interest expense	$104	$515	$406	$1,056

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$635	$840
Average borrowings under the facility(2)	$69,063	$125,000
Effective interest rate on borrowings	—	1.72%
Weighted average interest rate	1.76%	1.73%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility are calculated for the period the Company had borrowings outstanding under the facility.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2015 and December 31, 2014, $32,624 and $123,019, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €29,250 and €29,625, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $1,990 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$989	$465	$1,893	$465
Non-usage fees	152	534	310	534
Amortization of deferred financing costs	282	285	561	285

Total interest expense	$1,423	$1,284	$2,764	$1,284

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$2,322	—
Average borrowings under the facility	$138,558	$211,460
Effective interest rate on borrowings (including the effect of non-usage fees)	11.29%	2.75%
Weighted average interest rate (including the effect of non-usage fees)	3.16%	1.91%

(1)	Interest under the ING credit facility is payable at the end of each interest period in arrears for Eurocurrency borrowings and quarterly in arrears for base rate borrowings.

JPM Financing

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which has been subsequently amended from time to time. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements. The Company and JPM most recently amended the financing arrangement on May 8, 2015 to, among other things, reduce the amount of outstanding available debt financing from $950,000 to $800,000.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, and Supplemental Indenture No. 2, dated May 8, 2015, in each case, with Citibank N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes issued by Locust Street is $960,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street has purchased all of the Class A Notes issued by Locust Street at a purchase price equal to their par value.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of May 8, 2015, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM purchased the $960,000 of Class A Notes held by Race Street for a purchase price equal to $800,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing April 15, 2015, Race Street is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Pursuant to the financing arrangement, the assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of June 30, 2015 and December 31, 2014, Class A Notes in the aggregate principal amount of $960,000 and $1,140,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $800,000 and $950,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2015 and December 31, 2014, Race Street’s liability under the JPM Facility was $800,000 and $950,000, plus $3,900 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of June 30, 2015 and December 31, 2014, the fair value of assets held by Locust Street was $1,696,404 and $1,832,095, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of June 30, 2015 and December 31, 2014, the fair value of assets held by Race Street was $874,811 and $855,341, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of June 30, 2015, $9 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$7,073	$7,804	$14,792	$15,523
Amortization of deferred financing costs	26	20	52	52

Total interest expense	$7,099	$7,824	$14,844	$15,575

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$17,582	$15,609
Average borrowings under the facility	$905,249	$950,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

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

As of June 30, 2015 and December 31, 2014, no amounts remained outstanding under the Walnut Street credit facility.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2014, the components of total interest expense for the Walnut Street credit facility were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct interest expense	$1,759	$3,473
Non-usage fees	210	272
Amortization of deferred financing costs	254	439

Total interest expense	$2,223	$4,184

For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$3,571
Average borrowings under the facility	$238,145
Effective interest rate on borrowings (including the effect of non-usage fees)	3.24%
Weighted average interest rate (including the effect of non-usage fees)	3.12%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

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

As of June 30, 2015 and December 31, 2014, $400,000 of the 4.000% notes was outstanding. As of June 30, 2015, the fair value of the 4.000% notes was approximately $400,509. The Company incurred costs of $6,177 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of June 30, 2015, $4,982 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$4,023	$7,971
Amortization of deferred financing costs	310	619

Total interest expense	$4,333	$8,590

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

Six Months Ended June 30, 2015
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

As of June 30, 2015 and December 31, 2014, $325,000 of the 4.250% notes was outstanding. As of June 30, 2015, the fair value of the 4.250% notes was approximately $327,785. The Company incurred costs of $4,954 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of June 30, 2015, $4,398 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$3,512	$6,921
Amortization of deferred financing costs	241	486

Total interest expense	$3,753	$7,407

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	—
Average borrowings under the facility	$325,000
Effective interest rate on borrowings	4.25%
Weighted average interest rate	4.25%

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

4.750% Notes due 2022

On April 30, 2015, the Company and U.S. Bank entered into a third supplemental indenture to the base indenture relating to the Company’s issuance of $275,000 aggregate principal amount of its 4.750% notes due 2022, or the 4.750% notes.

The 4.750% notes will mature on May 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.750%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

notes bear interest at a rate of 4.750% per year payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The 4.750% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.750% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

As of June 30, 2015, $275,000 of the 4.750% notes was outstanding. As of June 30, 2015, the fair value of the 4.750% notes was approximately $270,506. The Company incurred costs of $3,632 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of June 30, 2015, $3,546 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the 4.750% notes were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$2,250	$2,250
Amortization of deferred financing costs	86	86

Total interest expense	$2,336	$2,336

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	—
Average borrowings under the facility(2)	$275,000
Effective interest rate on borrowings	4.75%
Weighted average interest rate	4.75%

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	Average borrowings under the 4.750% notes are calculated for the period since the date of issuance to June 30, 2015.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.83	$10.18
Results of operations(2)
Net investment income (loss)	0.60	0.97
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.09)	(0.19)

Net increase (decrease) in net assets resulting from operations	0.51	0.78

Stockholder distributions(3)
Distributions from net investment income	(0.45)	(0.79)
Distributions from net realized gain on investments	—	(0.29)

Net decrease in net assets resulting from stockholder distributions	(0.45)	(1.08)

Capital share transactions
Issuance of common stock(4)	0.00	0.00
Repurchases of common stock(5)	—	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	0.00	(0.05)

Net asset value, end of period	$9.89	$9.83

Per share market value, end of period	$9.84	$9.93

Shares outstanding, end of period	241,702,625	240,896,559

Total return based on net asset value(6)	5.19%	7.17%

Total return based on market value(7)	3.63%	5.35%

Ratio/Supplemental Data:
Net assets, end of period	$2,389,543	$2,366,986

Ratio of net investment income to average net assets(8)	6.09%	9.54%

Ratio of total operating expenses to average net assets(8)	4.67%	8.90%
Ratio of waived expenses to average net assets(8)	—	(0.11)%

Ratio of net operating expenses to average net assets(8)	4.67%	8.79%

Portfolio turnover(9)	19.49%	50.27%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,832,624	$1,863,827

Asset coverage per unit(10)	2.30	2.27

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, as applicable, pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The listing tender offer and the purchase of shares of common stock pursuant thereto on June 4, 2014 resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share.

(6)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)

The total return based on market value for the six months ended June 30, 2015 was calculated by taking the closing price of the Company’s shares on the NYSE on June 30, 2015, adding the cash distributions per share that were declared during the six months ended June 30, 2015 and dividing the total by $9.93, the closing price of the Company’s shares on the NYSE on December 31, 2014. The total return based on market value for the year ended December 31, 2014 was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the six months ended June 30, 2015 and year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	(0.19)%	(0.37)%
Ratio of subordinated income incentive fees to average net assets	1.48%	2.29%
Ratio of interest expense to average net assets	1.53%	2.56%
Ratio of excise taxes to average net assets	—	0.21%

(9)	Portfolio turnover for the six months ended June 30, 2015 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q. Factors that could cause actual results to differ materially include:

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our quarterly report on Form 10-Q for the three months ended March 31, 2015.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2015 and for the Year Ended December 31, 2014

During the six months ended June 30, 2015, we made investments in portfolio companies totaling $800,306. During the same period, we sold investments for proceeds of $339,533 and received principal repayments of $645,031. As of June 30, 2015, our investment portfolio, with a total fair value of $4,007,381 (46% in first lien senior secured loans, 21% in second lien senior secured loans, 9% in senior secured bonds, 12% in subordinated debt, 3% in collateralized securities and 9% in equity/other), consisted of interests in 110 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $145.0 million. As of June 30, 2015, the investments in our portfolio were purchased at a weighted average price of 98.3% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.9% based upon the amortized cost of our investments. For the six months ended June 30, 2015, our total return based on net asset value was 5.19% and our total return based on market value was 3.63%.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,178,075. During the same period, we sold investments for proceeds of $1,246,624 and received principal repayments of $875,315. As of December 31, 2014, our investment portfolio, with a total fair value of $4,183,447 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $155.2 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.4% of par or stated value, as applicable, and our estimated gross portfolio yield, prior to leverage, was 10.0% based upon the amortized cost of our investments. For the year ended December 31, 2014, our total return based on net asset value was 7.17% and our total return based on market value was 5.35%.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and total return based on net asset value do not represent actual investment returns to stockholders. Our estimated gross portfolio yield and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. See footnotes 6 and 7 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2015:

Net Investment Activity	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Purchases	$608,796	$800,306
Sales and Redemptions	(747,209)	(984,564)

Net Portfolio Activity	$(138,413)	$(184,258)

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$283,166	47%	$448,926	56%
Senior Secured Loans—Second Lien	155,119	25%	175,119	22%
Senior Secured Bonds	42,695	7%	42,833	5%
Subordinated Debt	86,990	14%	88,455	11%
Collateralized Securities	436	0%	436	0%
Equity/Other	40,390	7%	44,537	6%

Total	$608,796	100%	$800,306	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,882,787	$1,855,516	46%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	852,293	844,023	21%	713,675	708,255	17%
Senior Secured Bonds	400,791	353,468	9%	423,961	359,275	8%
Subordinated Debt	486,466	465,209	12%	467,645	464,304	11%
Collateralized Securities	101,276	108,779	3%	110,362	123,920	3%
Equity/Other	286,735	380,386	9%	250,497	321,487	8%

Total	$4,010,348	$4,007,381	100%	$4,182,097	$4,183,447	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Number of Portfolio Companies	110	118
% Variable Rate (based on fair value)	66.4%	69.0%
% Fixed Rate (based on fair value)	24.1%	23.3%
% Income Producing Equity/Other Investments (based on fair value)	3.7%	2.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	5.8%	4.8%
Average Annual EBITDA of Portfolio Companies	$145,000	$155,200
Weighted Average Purchase Price of Investments (as a % of par or stated value)	98.3%	97.4%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.9%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2015:

New Direct Originations	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Total Commitments (including unfunded commitments)	$494,661	$687,304
Exited Investments (including partial paydowns)	(623,554)	(769,631)

Net Direct Originations	$(128,893)	$(82,327)

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$314,414	64%	$486,154	71%
Senior Secured Loans—Second Lien	121,363	24%	141,363	20%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	19,545	4%	19,623	3%
Collateralized Securities	—	—	—	—
Equity/Other	39,339	8%	40,164	6%

Total	$494,661	100%	$687,304	100%

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Average New Direct Origination Commitment Amount	$29,098	$28,638
Weighted Average Maturity for New Direct Originations	9/6/20	6/27/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.9%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.7%	10.3%

The following table presents certain selected information regarding our direct originations as of June 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations held in Portfolio	June 30, 2015	December 31, 2014
Number of Portfolio Companies	59	52
Average Annual EBITDA of Portfolio Companies	$47,400	$47,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.6x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,072,576	77%	$3,147,946	75%
Opportunistic	748,937	19%	790,060	19%
Broadly Syndicated/Other	185,868	4%	245,441	6%

Total	$4,007,381	100%	$4,183,447	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$25,158	1%	$24,737	1%
Capital Goods	877,275	22%	964,394	23%
Commercial & Professional Services	164,139	4%	283,513	7%
Consumer Durables & Apparel	348,231	9%	319,160	8%
Consumer Services	517,473	13%	692,533	17%
Diversified Financials	157,499	4%	179,548	4%
Energy	475,896	12%	434,424	10%
Food & Staples Retailing	17,841	0%	18,324	0%
Food, Beverage & Tobacco	1,038	0%	—	—
Health Care Equipment & Services	96,248	2%	104,205	3%
Materials	349,993	9%	297,179	7%
Media	149,725	4%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	16,123	0%	16,243	0%
Real Estate	1,422	0%	—	—
Retailing	63,980	2%	5,004	0%
Software & Services	339,403	8%	312,505	7%
Technology Hardware & Equipment	176,610	4%	137,471	3%
Telecommunication Services	152,054	4%	161,951	4%
Transportation	77,273	2%	74,813	2%

Total	$4,007,381	100%	$4,183,447	100%

As of June 30, 2015, except for one senior secured loan investment, Allen Systems Group, Inc., and two equity/other investments, Fronton Investor Holdings, LLC and Allen Systems Group, Inc., we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, we had sixteen unfunded debt investments with aggregate unfunded commitments of $121,600 and one unfunded commitment to purchase up to $700 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, we had ten unfunded debt investments with aggregate unfunded commitments of $101,099 and one unfunded commitment to purchase up to $788 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$295,899	7%	$484,332	12%
2	3,050,403	76%	3,213,335	77%
3	629,237	16%	434,620	10%
4	31,096	1%	37,178	1%
5	746	0%	13,982	0%

Total	$4,007,381	100%	$4,183,447	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

Revenues

We generated investment income of $147,731 and $120,721 for the three months ended June 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $139,374 and $110,655 of cash income earned as well as $8,357 and $10,066 in non-cash portions relating to accretion of discount and PIK interest, for the three months ended June 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2015 and 2014, we generated $116,491 and $102,096, respectively, of interest income, which represented 78.9% and 84.6%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the three months ended June 30, 2015 and 2014, we generated $25,721 and $18,450, respectively, of fee income, which represented 17.4% and 15.3%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The increases in interest and fee income were due primarily to the prepayment of several large investments during the three months ended June 30, 2015.

During the three months ended June 30, 2015 and 2014, we generated $5,519 and $175, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the three months ended June 30, 2015.

Expenses

Our net expenses were $54,207 and $62,748 for the three months ended June 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FB Advisor of $19,103 and $19,858, net of waivers by FB Advisor of base management fees to which it was otherwise entitled of $0 and $2,837, for the three months ended June 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $882 and $1,189 for the three months ended June 30, 2015 and 2014, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2015, we accrued a subordinated incentive fee on income of $21,271 and paid FB Advisor $13,905 in respect of such fee. As of June 30, 2015, a subordinated incentive fee on income of $21,271 was payable to FB Advisor. During the three months ended June 30, 2014, we accrued a subordinated incentive fee on income of $15,061 and paid FB Advisor $15,178 in respect of such fee. During the three months ended June 30, 2015, we reversed capital gains incentive fees of $8,355 based on the performance of our portfolio. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $2,268 based on the performance of our portfolio, of which $929 was based on realized gains and $1,339 was based on unrealized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $19,048 and $14,129 for the three months ended June 30, 2015 and 2014, respectively, in connection with our credit facilities, the JPM Facility, the 4.000% notes, the 4.250% notes and the 4.750% notes. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $285 and $320 for the three months ended June 30, 2015 and 2014, respectively. We incurred fees and expenses with our stock transfer agent of $30 and $546 for the three months ended June 30, 2015 and 2014, respectively. Fees for our board of directors were $229 and $264 for the three months ended June 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $1,714 and $4,070 for the three months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended June 30,
	2015	2014
Expenses associated with our independent audit and related fees	$122	$181
Compensation of our chief compliance officer(1)	—	24
Legal fees	302	1,074
Printing fees	99	1,591
Other	1,191	1,200

Total	$1,714	$4,070

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the three months ended June 30, 2015 and 2014, the ratio of our expenses to our average net assets was 2.26% and 2.50%, respectively. Our ratio of expenses to our average net assets during the three months ended June 30, 2015 and 2014 includes $19,048 and $14,129, respectively, related to interest expense and $12,916 and $17,329, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.93% and 1.30% for the three months ended June 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, can primarily be attributed to costs associated with the listing of our shares of common stock on the NYSE incurred during the three months ended June 30, 2014 and reduction in other general and administrative expenses during the three months ended June 30, 2015.

Net Investment Income

Our net investment income totaled $93,524 ($0.39 per share) and $57,973 ($0.23 per share) for the three months ended June 30, 2015 and 2014, respectively. The increase in net investment income can be attributed to, among other things, the increase in revenues from interest and fee income, and the decrease in operating expenses, for the three months ended June 30, 2015, in each case, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $245,199 and $502,010, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $24,174. We also realized a net loss of $1,007 from settlements on foreign currency during the three months ended June 30, 2015. We sold investments and received principal repayments of $366,034 and $243,383, respectively, during the three months ended June 30, 2014, from which we realized a net gain of $6,716. We also realized a gain of $114 from settlements on foreign currency during the three months ended June 30, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(16,251) and the net change in unrealized gain (loss) on foreign currency totaled $(386). For the three months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $4,407 and the net change in unrealized gain (loss) on foreign currency totaled $101. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2015 was primarily driven by reduced valuations in certain loan positions and the reversal of unrealized gains and losses resulting from the paydown of certain senior secured bond and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2015, the net increase in net assets resulting from operations was $51,706 ($0.21 per share) compared to a net increase in net assets resulting from operations of $69,311 ($0.27 per share) during the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

Revenues

We generated investment income of $256,366 and $235,517 for the six months ended June 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $240,094 and $214,938 of cash income earned as well as $16,272 and $20,579 in non-cash portions relating to accretion of discount and PIK interest, for the six months ended June 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2015 and 2014, we generated $220,430 and $206,807, respectively, of interest income, which represented 86.0% and 87.8%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the six months ended June 30, 2015 and 2014, we generated $30,417 and $28,535, respectively, of fee income, which represented 11.9% and 12.1%, respectively, of total investment income. Such fee income is transaction-based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The increases in interest and fee income were due primarily to the prepayment of several large investments during the six months ended June 30, 2015.

During the six months ended June 30, 2015 and 2014, we generated $5,519 and $175, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the six months ended June 30, 2015.

Expenses

Our net expenses were $111,193 and $121,667 for the six months ended June 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FB Advisor of $38,141 and $42,229, net of waivers by FB Advisor of base management fees to which it was otherwise entitled of $0 and

$2,837, for the six months ended June 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $1,873 and $2,389 for the six months ended June 30, 2015 and 2014, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2015, we accrued a subordinated incentive fee on income of $35,176 and paid FB Advisor $26,994 in respect of such fee. As of June 30, 2015, a subordinated incentive fee on income of $21,271 was payable to FB Advisor. During the six months ended June 30, 2014, we accrued a subordinated incentive fee on income of $30,239 and paid FB Advisor $29,481 in respect of such fee. During the six months ended June 30, 2015, we reversed capital gains incentive fees of $4,607 based on the performance of our portfolio. During the six months ended June 30, 2014, we accrued capital gains incentive fees of $7,104 based on the performance of our portfolio, of which $5,964 was based on realized gains and $1,140 was based on unrealized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $36,347 and $26,829 for the six months ended June 30, 2015 and 2014, respectively, in connection with our credit facilities, the JPM Facility, the 4.000% notes, the 4.250% notes and the 4.750% notes. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $561 and $652 for the six months ended June 30, 2015 and 2014, respectively. We incurred fees and expenses with our stock transfer agent of $110 and $997 for the six months ended June 30, 2015 and 2014, respectively. Fees for our board of directors were $456 and $529 for the six months ended June 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $3,136 and $5,656 for the six months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Six Months Ended June 30,
	2015	2014
Expenses associated with our independent audit and related fees	$259	$313
Compensation of our chief compliance officer(1)	25	49
Legal fees	673	1,519
Printing fees	198	1,886
Other	1,981	1,889

Total	$3,136	$5,656

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the six months ended June 30, 2015 and 2014, the ratio of our expenses to our average net assets was 4.67% and 4.70%, respectively. Our ratio of expenses to our average net assets during the six months ended June 30, 2015 and 2014 includes $36,347 and $26,829, respectively, related to interest expense and $30,569 and $37,343, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 1.86% and 2.28% for the six months ended June 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, can primarily be attributed to costs associated with the listing of our shares of common stock on the NYSE incurred during the six months ended June 30, 2014 and reduction in other general and administrative expenses during the six months ended June 30, 2015.

Net Investment Income

Our net investment income totaled $145,173 ($0.60 per share) and $113,850 ($0.44 per share) for the six months ended June 30, 2015 and 2014, respectively. The increase in net investment income can be attributed to, among other things, the increase in revenues from interest and fee income, and the decrease in operating expenses, for the six months ended June 30, 2015, in each case, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $339,533 and $645,031, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $20,889. We also realized a net loss of $897 from settlements on foreign currency during the six months ended June 30, 2015. We sold investments and received principal repayments of $673,017 and $502,515, respectively, during the six months ended June 30, 2014, from which we realized a net gain of $20,538. We also realized a net gain of $95 from settlements on foreign currency during the six months ended June 30, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(4,317) and the net change in unrealized gain (loss) on foreign currency totaled $3,062. For the six months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $14,742 and the net change in unrealized gain (loss) on foreign currency totaled $146. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2015 was primarily driven by reduced valuations in certain loan positions and the reversal of unrealized gains and losses resulting from the paydown of certain senior secured bond and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2015, the net increase in net assets resulting from operations was $122,132 ($0.51 per share), compared to a net increase in net assets resulting from operations of $149,371 ($0.58 per share) during the six months ended June 30, 2014.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2015, we had $286,916 in cash and foreign currency, which we held in a custodial account, and $392,376 in borrowings available under our financing arrangements. As of June 30, 2015, we had sixteen debt investments with aggregate unfunded commitments of $121,600 and one equity investment with an unfunded commitment of $700. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	—		$125,000	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$32,624	(1)	$267,376	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2015 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $1,908,794 and 3.60%, respectively. As of June 30, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 3.96%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2015 or 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the new DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended,	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839

On July 30, 2015, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about October 2, 2015 to stockholders of record on September 23, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	107,545	100%	112,933	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$107,545	100%	$112,933	100%

(1)	During the six months ended June 30, 2015 and 2014, 93.7% and 91.3%, respectively, of our gross investment income was attributable to cash income earned, 2.1% and 6.2%, respectively, was attributable to non-cash accretion of discount and 4.2% and 2.5%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2015 and 2014, was $113,037 and $108,549, respectively. As of June 30, 2015 and December 31, 2014, we had $164,627 and $152,743, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2015 and 2014.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with FB Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FB Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the valuation committee reviews the preliminary valuations and FB Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FB Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FB Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FB Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FB Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FB Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at their fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FB Advisor’s management team, and has authorized FB Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FB Advisor’s implementation of the valuation process.

Our investments as of June 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-eight senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price as of June 30, 2015. One senior secured loan investment, which was newly issued and purchased near June 30, 2015, was valued at cost as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including one equity/other investment, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Forty-one senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price as of December 31, 2014. One senior secured loan investment and two collateralized loan securities, which were newly issued and purchased near December 31, 2014, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. The valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2015 and 2014.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Broad Street Credit Facility(1)	—	—	—	—	—
ING Credit Facility(2)	$32,624	—	$32,624	—	—
JPM Facility(3)	$800,000	$800,000	—	—	—
4.000% Notes due 2019(4)	$400,000	—	—	$400,000	—
4.250% Notes due 2020(5)	$325,000	—	—	$325,000	—
4.750% Notes due 2022(6)	$275,000	—	—	—	$275,000

(1)	At June 30, 2015, $125,000 remained unused under the Broad Street credit facility.

(2)	At June 30, 2015, $267,376 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2015 to reflect total amount outstanding in U.S. dollars.

(3)	At June 30, 2015, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of June 30, 2015, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The following table describes the fees and expenses we accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$19,103	$19,858	$38,141	$42,229
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(8,355)	$2,268	$(4,607)	$7,104
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$21,271	$15,061	$35,176	$30,239
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$882	$1,189	$1,873	$2,389

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. For the three and six months ended June 30, 2014, amounts shown are net of waivers of $2,837. During the six months ended June 30, 2015 and 2014, $38,620 and $45,067, respectively, in base management fees were paid to FB Advisor. As of June 30, 2015, $19,081 in base management fees were payable to FB Advisor.

(2)	During the six months ended June 30, 2015 and 2014, we accrued capital gains incentive fees of $(4,607) and $7,104, respectively, based on the performance of our portfolio. As of June 30, 2015 and December 31, 2014, we had accrued $16,468 and $21,075, respectively, in capital gains incentive fees, all of which were based on unrealized gains, and none of which is payable unless and until those gains are actually realized. We paid FB Advisor no capital gains incentive fees during the six months ended June 30, 2015.

(3)	During the six months ended June 30, 2015 and 2014, $26,994 and $29,481, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2015, a subordinated incentive fee on income of $21,271 was payable to FB Advisor.

(4)	During the six months ended June 30, 2015 and 2014, $1,471 and $1,782, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $2,518 and $1,856, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2015 and 2014.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FB Advisor and our other related party transactions and relationships, including our potential conflicts of interest, exemptive relief order and our trademark license agreement with Franklin Square Holdings.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 66.4% of our portfolio investments (based on fair value) paid variable interest rates, 24.1% paid fixed interest rates, 3.7% were income producing equity or other investments, and the remaining 5.8% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Broad Street credit facility and the ING credit facility, Broad Street and we, respectively, borrow at a floating rate based on a benchmark interest rate. Under the terms of the agreements governing the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. Under the indenture governing the 4.000% notes, the 4.250% notes and the 4.750% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(438)	$(85)	$(353)	(0.1)%
No change	—	—	—	—
Up 100 basis points	5,502	342	5,160	1.6%
Up 300 basis points	57,202	1,026	56,176	17.1%
Up 500 basis points	110,883	1,709	109,174	33.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls	and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014 and our additional filings with the SEC before making an investment in our common stock.

Risks Related to Our Investments

Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy industry investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy industry to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended June 30, 2015. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30, 2015	—	—	—	$5,000
May 1 to May 31, 2015	—	—	—	$5,000
June 1 to June 30, 2015	—	—	—	$5,000

Total	—	—	—	$5,000

(1)	On March 16, 2015, Franklin Square Holdings entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The FSH Trading Plan provides for the purchase of up to $5,000 worth of shares of our common stock, subject to the limitations provided therein. The FSH Trading Plan was amended on June 1, 2015 to extend the expiration date to September 30, 2015.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2015.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)