Form 10-Q
period 2015-09-30
FS Investment CORP
filed 2015-11-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 242,847,016 shares of the registrant’s common stock outstanding as of November 6, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015	December 31,
	(Unaudited)	2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,059,093 and $4,164,166, respectively)	$3,975,021	$4,168,654
Investments, at fair value—affiliated (amortized cost—$91,581 and $17,931, respectively)	125,058	14,793
Cash	85,609	95,205
Foreign currency, at fair value (cost—$325 and $1,661, respectively)	326	1,639
Receivable for investments sold and repaid	24,221	8,976
Interest receivable	50,419	51,814
Deferred financing costs	3,281	13,097
Prepaid expenses and other assets	969	708

Total assets	$4,264,904	$4,354,886

Liabilities
Payable for investments purchased	$—	$28,095
Credit facilities payable	31,812	188,827
Unsecured notes payable	989,159	725,000
Repurchase agreement payable(1)	800,000	950,000
Stockholder distributions payable	53,965	17,885
Management fees payable	18,845	19,560
Accrued capital gains incentive fees(2)	2,657	21,075
Subordinated income incentive fees payable(2)	12,490	13,089
Administrative services expense payable	401	1,410
Interest payable	18,417	15,850
Directors’ fees payable	219	296
Deferred financing costs payable	—	473
Other accrued expenses and liabilities	980	6,340

Total liabilities	1,928,945	1,987,900

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 242,274,372 and 240,896,559 shares issued and outstanding, respectively	242	241
Capital in excess of par value	2,272,178	2,258,548
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(43,105)	33,758
Accumulated undistributed (distributions in excess of) net investment income(4)	150,183	68,658
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(43,539)	5,781

Total stockholders’ equity	2,335,959	2,366,986

Total liabilities and stockholders’ equity	$4,264,904	$4,354,886

Net asset value per share of common stock at period end	$9.64	$9.83

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income
Interest income—unaffiliated	$99,468	$104,823	$319,180	$311,630
Interest income—affiliated	910	—	1,628	—
Fee income—unaffiliated	3,290	10,606	33,707	39,141
Dividend income—unaffiliated	—	488	5,519	663

Total investment income	103,668	115,917	360,034	351,434

Operating expenses
Management fees(1)	18,852	20,000	56,993	65,066
Capital gains incentive fees(2)	(13,811)	(910)	(18,418)	6,194
Subordinated income incentive fees(2)	12,485	14,794	47,661	45,033
Administrative services expenses	900	1,202	2,773	3,591
Stock transfer agent fees	30	4	140	1,001
Accounting and administrative fees	261	172	822	824
Interest expense	19,352	18,940	55,699	45,769
Directors’ fees	232	266	688	795
Listing advisory fees	—	—	—	5,043
Other general and administrative expenses	1,601	1,346	4,737	7,002

Total operating expenses	39,902	55,814	151,095	180,318
Management fee waiver(1)	—	—	—	(2,837)

Net expenses	39,902	55,814	151,095	177,481

Net investment income	63,766	60,103	208,939	173,953

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(21,246)	5,421	(42,135)	25,959
Net realized gain (loss) on foreign currency	266	(338)	(631)	(243)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(74,848)	(8,901)	(88,560)	6,140
Net change in unrealized appreciation (depreciation) on investments—affiliated	27,220	(747)	36,615	(1,046)
Net change in unrealized gain (loss) on foreign currency	(437)	61	2,625	207

Total net realized and unrealized gain (loss) on investments	(69,045)	(4,504)	(92,086)	31,017

Net increase (decrease) in net assets resulting from operations	$(5,279)	$55,599	$116,853	$204,970

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.02)	$0.23	$0.48	$0.81

Weighted average shares outstanding	242,227,762	239,548,922	241,659,230	251,603,035

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the nine months ended September 30, 2014.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operations
Net investment income (loss)	$208,939	$173,953
Net realized gain (loss) on investments and foreign currency	(42,766)	25,716
Net change in unrealized appreciation (depreciation) on investments	(51,945)	5,094
Net change in unrealized gain (loss) on foreign currency	2,625	207

Net increase (decrease) in net assets resulting from operations	116,853	204,970

Stockholder distributions(1)
Distributions from net investment income	(127,414)	(118,620)
Distributions from net realized gain on investments	(34,097)	(71,629)

Net decrease in net assets resulting from stockholder distributions	(161,511)	(190,249)

Capital share transactions(2)
Reinvestment of stockholder distributions	13,631	48,974
Repurchases of common stock	—	(258,903)

Net increase (decrease) in net assets resulting from capital share transactions	13,631	(209,929)

Total increase (decrease) in net assets	(31,027)	(195,208)
Net assets at beginning of period	2,366,986	2,640,992

Net assets at end of period	$2,335,959	$2,445,784

Accumulated undistributed (distributions in excess of) net investment income(1)	$150,183	$90,655

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$116,853	$204,970
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,084,274)	(1,641,221)
Paid-in-kind interest	(15,236)	(10,376)
Proceeds from sales and repayments of investments	1,114,231	1,523,890
Net realized (gain) loss on investments	42,135	(25,959)
Net change in unrealized (appreciation) depreciation on investments	51,945	(5,094)
Accretion of discount	(25,433)	(20,183)
Amortization of deferred financing costs and discount	2,788	4,464
Unrealized (gain)/loss on borrowings in foreign currency	(2,804)	—
(Increase) decrease in receivable for investments sold and repaid	(15,245)	17,220
(Increase) decrease in interest receivable	1,395	(5,028)
(Increase) decrease in prepaid expenses and other assets	(261)	(877)
Increase (decrease) in payable for investments purchased	(28,095)	82,002
Increase (decrease) in management fees payable	(715)	(2,691)
Increase (decrease) in accrued capital gains incentive fees	(18,418)	4,604
Increase (decrease) in subordinated income incentive fees payable	(599)	491
Increase (decrease) in administrative services expense payable	(1,009)	(165)
Increase (decrease) in interest payable	2,567	2,238
Increase (decrease) in directors’ fees payable	(77)	38
Increase (decrease) in other accrued expenses and liabilities	(5,360)	(4,991)

Net cash provided by (used in) operating activities	134,388	123,332

Cash flows from financing activities
Reinvestment of stockholder distributions	13,631	48,974
Repurchases of common stock	—	(258,903)
Stockholder distributions	(125,431)	(191,101)
Borrowings under credit facilities(1)	114,200	288,686
Borrowings under unsecured notes(1)	275,000	400,000
Repayments of credit facilities(1)	(268,411)	(448,074)
Repayments under repurchase agreement(2)	(150,000)	—
Deferred financing costs paid	(4,286)	(10,258)

Net cash provided by (used in) financing activities	(145,297)	(170,676)

Total increase (decrease) in cash	(10,909)	(47,344)
Cash and foreign currency at beginning of period	96,844	227,328

Cash and foreign currency at end of period	$85,935	$179,984

Supplemental disclosure
Local and excise taxes paid	$5,638	$5,407

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the nine months ended September 30, 2015 and 2014, the Company paid $27,851 and $15,653, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2015 and 2014, the Company paid $22,493 and $23,414, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—83.0%
A.P. Plasman Inc.	(e)(f)(g)(h)	Capital Goods	L+775	1.0%	12/29/19	$171,584	$171,584	$172,871
Allen Systems Group, Inc.	(e)(g)(p)	Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	37,826	37,826	38,204
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	10/10/21	1,474	1,474	1,489
Altus Power America, Inc.	(g)(m)	Energy	L+750	1.5%	10/10/21	1,651	1,651	1,667
American Racing and Entertainment, LLC	(e)	Consumer Services	L+800	1.0%	7/1/18	5,750	5,750	5,793
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	15,811
Aspect Software, Inc.	(g)	Software & Services	L+550	1.8%	5/7/16	1,161	1,153	1,138
Atlas Aerospace LLC	(g)	Capital Goods	L+807	1.0%	5/8/19	20,000	20,000	19,900
Atlas Aerospace LLC	(g)(m)	Capital Goods	L+750	1.0%	5/8/19	7,619	7,619	7,581
BenefitMall Holdings, Inc.	(g)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,888	14,888	14,888
BenefitMall Holdings, Inc.	(g)(m)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,455
Blue Coat Holdings, Inc.	(g)(m)	Technology Hardware & Equipment	L+350	1.0%	5/20/20	2,136	2,136	2,103
Blueprint Sub, Inc.	(e)	Software & Services	L+750	1.0%	5/7/21	26,954	26,954	26,954
Blueprint Sub, Inc.	(g)(m)	Software & Services	L+750	1.0%	5/7/21	3,509	3,509	3,509
Blueprint Sub, Inc.	(g)(m)	Software & Services	L+450	1.0%	5/7/21	1,404	1,404	1,404
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	76	76	75
Caesars Entertainment Operating Co., Inc.	(e)(g)(h)(j)	Consumer Services	L+575		3/1/17	12,621	12,141	11,192
Caesars Entertainment Operating Co., Inc.	(e)(h)(j)	Consumer Services	L+675		3/1/17	2,363	2,298	2,117
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(h)(j)	Consumer Services	L+875	1.0%	3/1/17	84,594	84,135	72,689
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	L+600	1.0%	10/11/20	22,125	21,086	20,726
Corel Corp.	(e)(f)(g)(h)	Software & Services	L+825		6/7/19	135,933	135,933	137,462
Corel Corp.	(g)(h)(m)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	43,062	43,208	42,416
CoSentry.Net, LLC	(e)(g)	Software & Services	L+800	1.3%	12/31/19	62,490	62,490	62,881
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,235	5,219	4,685
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,664	10,512	10,261
Flanders Corp.	(e)(g)	Capital Goods	L+950	1.5%	5/14/18	34,493	34,032	35,355
Fronton Holdings, LLC	(e)	Consumer Services	15.0%		4/30/19	3,736	3,706	3,736
Greystone Bridge Manager LLC	(g)(h)	Diversified Financials	L+1050		5/1/20	2,101	2,101	2,080
Greystone Bridge Manager LLC	(g)(h)(m)	Diversified Financials	L+1050		5/1/20	1,855	1,855	1,837
Gruden Acquisition, Inc.	(g)	Transportation	L+475	1.0%	8/18/22	3,545	3,510	3,504

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+809	1.0%	3/26/21	$1,000	$1,000	$1,000
H.M. Dunn Co., Inc.	(g)(m)	Capital Goods	L+725	1.0%	3/26/21	357	357	357
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	105,782	105,782	105,782
Imagine Communications Corp.	(g)(m)	Media	L+825	1.0%	4/29/20	30,000	30,000	30,000
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	13,572	13,572	13,572
Industry City TI Lessor, L.P.	(g)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	25,466	25,466	27,121
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	2,000	1,861	1,970
JW Aluminum Co.	(g)	Materials	L+750	1.0%	5/15/17	1,160	1,160	1,160
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	69,300
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	32,415	32,167	31,929
LEAS Acquisition Co Ltd.	(g)(h)	Capital Goods	L+875	1.5%	6/30/19	€28,125	38,505	30,922
LEAS Acquisition Co Ltd.	(f)(h)	Capital Goods	L+875	1.5%	6/30/19	$10,219	10,219	10,065
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,889	12,889	12,760
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	64,272	63,986	64,272
Micronics, Inc.	(g)(m)	Capital Goods	L+800	1.3%	12/11/19	13,500	13,500	13,500
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,414	8,331	6,408
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,117	6,056	4,658
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	36,275	36,275	35,912
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+845	1.0%	4/27/21	1,056	1,056	1,052
Nobel Learning Communities, Inc.	(g)(m)	Consumer Services	L+450	1.0%	4/27/20	140	140	140
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+316, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	18,580	18,580	16,536
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,689	44,689	44,689
Polymer Additives, Inc.	(g)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,643
Reddy Ice Corp.	(g)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,161	1,153	968
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	37,000	37,000	37,000
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+857	1.0%	9/25/21	31,313	31,313	31,313
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	172,976	172,976	177,300
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,750	30,150
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,090	19,777	14,121
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,795	92,426	93,259
Southcross Holdings Borrower LP	(g)	Energy	L+500	1.0%	8/4/21	313	312	238

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spencer Gifts LLC	(g)	Retailing	L+425	1.0%	7/16/21	$998	$993	$985
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	6,318	6,321	4,848
Stallion Oilfield Holdings, Inc.	(g)	Energy	L+675	1.3%	6/19/18	4,773	4,745	3,476
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,159	3,777
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	6,814	6,814	6,814
Sunnova Asset Portfolio 5 Holdings, LLC	(g)(m)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	517	517	517
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	41,375	40,890	35,169
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	20,000
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	68,082	68,082	68,422
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	37,210
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	10/4/18	73,945	73,695	73,483
Warren Resources, Inc.	(f)(g)	Energy	L+850	1.0%	5/22/20	3,157	3,157	2,904
Warren Resources, Inc.	(g)(m)	Energy	L+850	1.0%	5/22/20	431	431	397
Waste Pro USA, Inc.	(e)(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,237	86,237	87,531
Waste Pro USA, Inc.	(g)(m)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586
Weight Watchers International, Inc.	(g)(h)	Consumer Services	L+300		4/2/16	5,786	5,268	5,257
Zeta Interactive Holdings Corp.	(g)	Software & Services	L+750	1.0%	7/9/21	8,000	8,000	7,985
Zeta Interactive Holdings Corp.	(g)(m)	Software & Services	L+750	1.0%	7/9/21	4,571	4,571	4,563

Total Senior Secured Loans—First Lien							2,061,649	2,030,804
Unfunded Loan Commitments							(92,589)	(92,589)

Net Senior Secured Loans—First Lien							1,969,060	1,938,215

Senior Secured Loans—Second Lien—37.8%
AdvancePierre Foods, Inc.	(e)(f)(g)	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	17,556	17,418	17,578
Affordable Care, Inc.	(e)(f)(g)	Health Care Equipment & Services	L+925	1.3%	12/26/19	34,314	34,018	33,971
Alison US LLC	(g)(h)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,282	3,837
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,679	5,844
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0%		9/28/21	3,243	3,243	3,243
Arena Energy, LP	(g)	Energy	L+900	1.0%	1/24/21	5,000	5,000	4,816

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ascent Resources - Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	$182,161	$181,334	$172,142
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,869	6,490
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	9,800
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,871	5,928
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,084	54,266
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,368	11,135
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,023	48,375
FullBeauty Brands, Inc.	(e)(f)(g)	Consumer Durables & Apparel	L+800	1.3%	9/17/21	165,000	165,000	165,000
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,259	14,325
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,489
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,443	16,425
Paw Luxco II Sarl	(f)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,448	13,950
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	78,979	80,000
Sequential Brands Group, Inc.	(e)(h)	Consumer Durables & Apparel	L+900	1.0%	4/8/21	60,124	60,124	60,124
Spencer Gifts LLC	(e)(g)	Retailing	L+825	1.0%	6/29/22	60,000	59,712	59,100
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788
Stardust Finance Holdings, Inc.	(g)(h)	Materials	L+950	1.0%	3/13/23	9,875	9,834	9,814

Total Senior Secured Loans—Second Lien							903,488	883,440

Senior Secured Bonds—14.1%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,314	49,455
Aspect Software, Inc.	(f)(g)	Software & Services	10.6%		5/15/17	8,500	8,412	7,480
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	49,800	45,435	23,033
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	29,248	28,992	26,725
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,646	81,428
FourPoint Energy, LLC	(f)(m)	Energy	8.0%		12/31/20	5,906	5,877	5,198
Global A&T Electronics Ltd.	(g)(h)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,932	5,635
JW Aluminum Co.	(e)(f)(g)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	70,462	70,193	65,617
Lightstream Resources Ltd.	(f)(h)	Energy	9.9%		6/15/19	2,112	2,112	1,811
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	10.8%		10/15/17	56,294	48,926	39,089

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SandRidge Energy, Inc.	(g)	Energy	8.8%		6/1/20	$19,500	$19,455	$11,919
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%		10/31/20	19,898	19,223	19,202

Total Senior Secured Bonds							422,517	336,592
Unfunded Bond Commitments							(5,877)	(5,877)

Net Senior Secured Bonds							416,640	330,715

Subordinated Debt—19.0%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,099	5,923
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	18,065	18,089	14,271
Bellatrix Exploration Ltd.	(g)(h)	Energy	8.5%		5/15/20	5,000	4,906	3,881
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,773
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,012	4,950
Ceridian Corp.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	10,800	11,377	9,896
EV Energy Partners, L.P.	(f)(h)	Energy	8.0%		4/15/19	265	236	184
Flanders Corp.	(e)(f)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	24,785	24,680	23,236
Flanders Corp.	(f)(g)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	24,636	23,320	25,437
Frontier Communications Corp.	(g)(h)	Telecommunication Services	11.0%		9/15/25	5,250	5,250	5,083
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	620	620	620
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		9/3/25	875	875	875
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		9/29/25	999	999	999
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	501	501	501
Jupiter Resources Inc.	(f)(g)(h)	Energy	8.5%		10/1/22	6,425	5,377	3,831
KODA Distribution Group, Inc.	(e)	Materials	11.3%		9/30/19	49,500	48,714	49,809
Mood Media Corp.	(f)(g)(h)	Media	9.3%		10/15/20	43,135	42,225	31,165
Navistar International Corp.	(f)(h)	Capital Goods	8.3%		11/1/21	8,345	8,158	6,676

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NewStar Financial, Inc.	(g)(h)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	$62,500	$48,052	$46,875
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,829	11,462
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	6,000	5,941	5,910
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	12.0%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,000	6,922	7,175
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%		10/31/21	15,122	14,173	15,727
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,020	6,880
ThermaSys Corp.	(e)(f)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	135,072	135,072	132,033
VPG Group Holdings LLC	(e)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,221	5,221	5,044

Total Subordinated Debt							471,367	443,042

Collateralized Securities—4.4%
ACASC 2013-2A Class Subord. B	(f)(g)(h)	Diversified Financials	9.8%		10/25/25	30,500	22,393	21,211
Dryden CDO 23A Class Subord.	(g)(h)	Diversified Financials	22.5%		7/17/23	10,000	4,913	5,849
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(h)	Diversified Financials	14.0%		12/20/21	16,740	16,705	16,531
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,454
NewStar Clarendon 2014-1A Class Subord. B	(g)(h)	Diversified Financials	13.4%		1/25/27	17,900	16,948	16,219
Rampart CLO 2007 1A Class Subord.	(g)(h)	Diversified Financials	30.4%		10/25/21	10,000	2,609	4,276
Stone Tower CLO VI Class Subord.	(f)(h)	Diversified Financials	36.2%		4/17/21	5,000	1,878	3,151
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(h)	Diversified Financials	14.7%		1/15/24	42,504	31,171	34,370

Total Collateralized Securities							98,078	103,061

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.2%(i)
Allen Systems Group, Inc., Common Equity	(g)(j)(p)	Software & Services	1,689,767	$36,422	$68,774
Altus Power America Holdings, LLC, Preferred Equity	(g)(j)	Energy	491,425	491	885
Amaya Inc., Warrants, 5/15/2024	(g)(h)(j)	Consumer Services	2,000,000	16,832	24,560
AP Exhaust Holdings, LLC, Common Equity	(g)(j)(l)	Automobiles & Components	811	811	584
Aquilex Corp., Common Equity, Class A Shares	(e)	Commercial & Professional Services	15,128	1,088	4,050
Aquilex Corp., Common Equity, Class B Shares	(e)(f)	Commercial & Professional Services	32,637	1,690	8,737
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(j)(k)	Energy	10,192,939	9,700	6,625
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(h)(j)	Retailing	17,256,081	1,898	3,624
CoSentry.Net, LLC, Preferred Equity	(f)(j)	Software & Services	2,632	2,500	4,424
Eastman Kodak Co., Common Equity	(e)(g)(j)	Consumer Durables & Apparel	61,859	1,202	966
Flanders Corp., Common Equity	(f)(j)	Capital Goods	6,829,973	7,183	8,196
FourPoint Energy, LLC, Common Equity, Class C Units	(g)(j)(l)	Energy	21,000	21,000	25,515
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(j)(l)	Energy	3,937	2,601	4,823
Fronton Investor Holdings, LLC, Class B Units	(g)(j)(l)(p)	Consumer Services	14,943	17,333	18,080
Global Jet Capital Holdings, LP, Preferred Equity	(g)(j)	Commercial & Professional Services	3,137,062	3,137	3,137
Imagine Communications Corp., Common Equity, Class A Units	(g)(j)	Media	33,034	3,783	4,562
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(j)(l)	Materials	347,107	347	538
JW Aluminum Co., Common Equity	(f)(j)	Materials	37,500	3,225	—
Leading Edge Aviation Services, Inc., Common Equity	(f)(j)	Capital Goods	4,401	464	22
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(j)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(j)	Capital Goods	490,213	490	319
Micronics, Inc., Common Equity	(g)(j)	Capital Goods	53,073	553	791
Micronics, Inc., Preferred Equity	(g)(j)	Capital Goods	55	553	689
Milagro Holdings, LLC, Common Equity	(f)(j)	Energy	12,057	50	—
Milagro Holdings, LLC, Preferred Equity	(g)(j)	Energy	283,947	11,181	—
New Star Metals Inc., Common Equity	(g)	Capital Goods	741,082	750	815
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(h)(j)(n)	Diversified Financials	3,000,000	15,058	14,640
Plains Offshore Operations Inc., Preferred Equity	(e)(f)	Energy	52,666	64,732	71,417
Plains Offshore Operations Inc., Warrants, 11/18/2019	(e)(f)(j)	Energy	1,067,481	1,722	—
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	26,500
Safariland, LLC, Common Equity	(f)(j)	Capital Goods	25,000	2,500	15,458
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	23,409	24,695
Safariland, LLC, Warrants, 7/27/2018	(f)(j)	Capital Goods	2,263	246	1,399

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Warrants, 9/20/2019	(f)(j)	Capital Goods	2,273	$227	$1,406
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(j)	Commercial & Professional Services	33,306	3,400	8,307
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	10,823	10,831
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(j)	Commercial & Professional Services	1,293	1	166
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(j)	Commercial & Professional Services	19,388	12	2,897
Sequential Brands Group, Inc., Common Equity	(g)(h)(j)	Consumer Durables & Apparel	206,664	2,790	2,598
Sorenson Communications, Inc., Common Equity	(f)(j)	Telecommunication Services	46,163	—	25,381
ThermaSys Corp., Common Equity	(f)(j)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(j)	Capital Goods	51,813	5,181	2,435
VPG Group Holdings LLC, Class A-2 Units	(f)(j)	Materials	3,637,500	3,638	2,183
Zeta Interactive Holdings Corp., Preferred Equity	(g)(j)	Software & Services	215,662	1,714	1,714

Total Equity/Other				292,041	404,046

Unfunded Contingent Warrant Commitment	(o)				(2,440)

Net Equity/Other					401,606

TOTAL INVESTMENTS—175.5%				$4,150,674	4,100,079

LIABILITIES IN EXCESS OF OTHER ASSETS—(75.5%)					(1,764,120)

NET ASSETS—100%					$2,335,959

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.33%, the Euro Interbank Offered Rate, or EURIBOR, was (0.04)% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2015, 81.2% of the Company’s total assets represented qualifying assets.

(i)	Listed investments may be treated as debt for GAAP or tax purposes.

(j)	Security is non-income producing.

(k)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security is an unfunded commitment.

(n)	Includes 500,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $12,500, upon the request of NewStar.

(o)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $12,500, upon the request of NewStar.

(p)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2015, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio companies for the nine months ended September 30, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$37,634	—	$1,628	—	—	$378
Equity/Other
Allen Systems Group, Inc., Common Equity	$36,422	—	—	—	—	$32,352
Fronton Investor Holdings, LLC, Class B Units	—	—	—	—	—	$3,885

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fronton Holdings, LLC	(f)	Consumer Services	15.0%		4/30/19	$3,736	$3,703	$3,736
HBC Solutions, Inc.	(f)(g)(i)	Media	L+875	1.5%	2/4/18	84,990	84,990	84,990
Industrial Group Intermediate Holdings, LLC	(h)	Materials	L+800	1.3%	5/31/20	13,894	13,894	13,894
Industry City TI Lessor, L.P.	(i)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	24,885	24,885	24,512
Infiltrator Systems, Inc.	(f)(g)(h)(i)	Capital Goods	L+841	1.3%	6/27/18	226,000	225,860	224,870
Intralinks, Inc.	(f)(i)(k)	Software & Services	L+525	2.0%	2/24/19	9,900	9,817	9,776
Lantiq Deutschland GmbH	(f)(i)(k)	Software & Services	L+900	2.0%	11/16/15	7,968	7,781	7,928
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	5,988	5,940	5,824
Leading Edge Aviation Services, Inc.	(f)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	33,799	33,485	33,292
LEAS Acquisition Co Ltd.	(i)(k)	Capital Goods	L+875	1.5%	6/30/19	€29,250	40,045	34,864
LEAS Acquisition Co Ltd.	(g)(k)	Capital Goods	L+875	1.5%	6/30/19	$10,628	10,628	10,468
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	3,242	3,230	3,161
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,365	13,365	13,231
Micronics, Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/28/19	43,228	42,893	43,228
MMM Holdings, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,956	8,841	8,687
MModal Inc.	(i)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,302	4,241
Mood Media Corp.	(i)(k)	Media	L+600	1.0%	5/1/19	698	692	685
MSO of Puerto Rico, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,511	6,427	6,316
New Star Metals Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	36,575	36,575	36,575
Nova Wildcat Amerock, LLC	(h)(i)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	20,000	20,000	19,600
Panda Sherman Power, LLC	(f)	Energy	L+750	1.5%	9/14/18	496	500	493
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	2,583	2,582	2,619
PHRC License, LLC	(g)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	44,550
Polymer Additives, Inc.	(i)	Materials	L+838	1.0%	12/20/21	10,511	10,510	10,511
Production Resource Group, LLC	(h)(i)	Media	L+750	1.0%	7/23/19	32,500	32,500	32,663
PRV Aerospace, LLC	(i)	Capital Goods	L+525	1.3%	5/9/18	80	80	79
Reddy Ice Holdings, Inc.	(i)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
Safariland, LLC	(f)(h)(i)	Capital Goods	L+800	1.3%	9/20/19	150,400	150,400	152,656
Shell Topco L.P.	(h)(i)	Materials	L+750	1.5%	9/28/18	30,000	29,698	30,525
Smile Brands Group Inc.	(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,243	19,878	19,383
Sorenson Communications, Inc.	(e)(f)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	93,500	93,081	94,435
Southcross Holdings Borrower LP	(i)	Energy	L+500	1.0%	8/4/21	316	314	283

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	$6,318	$6,321	$5,607
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,810	4,775	4,119
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	4,975	4,623	4,455
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	1,803	1,803	1,803
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,200	3,200	3,200
Swiss Watch International, Inc.	(f)(h)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,000	46,359	45,355
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	74,813	74,813	74,813
Virtual Radiologic Corp.	(i)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,484	3,452	2,645
VPG Group Holdings LLC	(f)(h)(i)	Materials	L+900	1.0%	10/4/16	79,195	78,764	79,393
Waste Pro USA, Inc.	(f)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,889	86,889	86,889
Waste Pro USA, Inc.	(i)(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,444

Total Senior Secured Loans—First Lien							2,289,343	2,279,592
Unfunded Loan Commitments							(73,386)	(73,386)

Net Senior Secured Loans—First Lien							2,215,957	2,206,206

Senior Secured Loans—Second Lien—29.9%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,379	17,292
Affordable Care, Inc.	(f)(g)(i)	Health Care Equipment & Services	L+925	1.3%	12/26/19	44,314	43,893	43,871
Alison US LLC	(i)(k)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,273	4,161
American Energy - Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	79,987	79,987	78,387
American Energy - Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	54,324	54,324	53,238
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,380	16,800
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	475	526
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,031	6,149
Brock Holdings III, Inc.	(i)	Energy	L+825	1.8%	3/16/18	6,923	6,855	5,573
Byrider Finance, LLC	(g)(i)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)(i)(j)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	10,925	10,877	10,434

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	$57,500	$56,978	$55,991
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,918	50,000
Nielsen & Bainbridge, LLC	(i)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
OSP Group, Inc.	(f)(g)(i)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	145,000	145,000	144,275
Paw Luxco II Sarl	(g)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,200	17,203
Pelican Products, Inc.	(i)	Capital Goods	L+825	1.0%	4/9/21	$4,222	4,194	4,169
PSAV Acquisition Corp.	(f)(i)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Sensus USA Inc.	(i)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,027	2,873
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							713,675	708,255

Senior Secured Bonds—15.2%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,139	52,203
Allen Systems Group, Inc.	(f)(g)(i)(m)(q)	Software & Services	10.5%		11/15/16	38,448	31,201	13,457
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	6,000	5,991	5,700
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	39,250	36,194	33,853
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,854	55,026
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	70,875	67,690	62,370
FourPoint Energy, LLC	(f)(g)(p)	Energy	8.0%		12/31/20	27,563	27,563	24,255
Global A&T Electronics Ltd.	(i)(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(f)(g)(i)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	66,297	65,818	66,297
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	46,855	41,728
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,158	18,903
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,061	4,928

Total Senior Secured Bonds							451,524	386,838
Unfunded Bond Commitments							(27,563)	(27,563)

Net Senior Secured Bonds							423,961	359,275

Subordinated Debt—19.6%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,165	11,084	9,468
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,099	15,717

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Brooklyn Basketball Holdings, LLC	(g)(i)	Consumer Services	L+800		10/15/19	$19,873	$19,873	$19,674
Cadillac Jack, Inc.	(g)(k)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,561	54,947
Comstock Resources, Inc.	(f)(k)	Energy	9.5%		6/15/20	7,500	7,232	5,063
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	22,344	22,217	19,495
Flanders Corp.	(g)(i)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	21,595	20,227	21,325
Global Jet Capital, Inc.	(i)	Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
HBC Solutions, Inc.	(i)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	303	303	303
HBC Solutions, Inc.	(i)(p)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	150	150	150
Jupiter Resources, Inc.	(e)(g)(k)	Energy	8.5%		10/1/22	6,425	5,306	4,819
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,256	16,500
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,440	35,000
Lightstream Resources, Ltd.	(g)(k)	Energy	8.6%		2/1/20	1,650	1,290	1,163
Mood Media Corp.	(e)(f)(g)(k)	Media	9.3%		10/15/20	43,135	42,124	35,263
NewStar Financial, Inc.	(f)(i)(k)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)	Consumer Services	10.3%		6/30/20	1,390	1,384	1,397
RKI Exploration & Production, LLC	(e)(g)	Energy	8.5%		8/1/21	12,550	12,362	10,229
Samson Investment Co.	(e)(f)(g)(i)	Energy	9.8%		2/15/20	14,200	13,397	5,964
Sandridge Energy, Inc.	(e)(i)(k)	Energy	8.8%		1/5/20	7,500	6,321	5,119
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	7,000	6,909	7,245
Sidewinder Drilling Inc.	(f)	Energy	9.8%		11/15/19	4,328	4,328	2,532
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,112	15,425
Talos Production, LLC	(g)	Energy	9.8%		2/15/18	1,500	1,364	1,358
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	133,295	133,295	132,628

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	$5,142	$5,142	$5,232
Warren Resources, Inc.	(g)	Energy	9.0%		8/1/22	1,000	709	625

Total Subordinated Debt							467,795	464,454
Unfunded Debt Commitments							(150)	(150)

Net Subordinated Debt							467,645	464,304

Collateralized Securities—5.2%
ACASC 2013-2A B	(g)(i)(k)	Diversified Financials	8.1%		10/15/23	30,500	25,488	25,338
Dryden CDO 23A Class Subord.	(i)(k)	Diversified Financials	19.1%		7/17/23	10,000	5,810	7,967
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(k)	Diversified Financials	14.3%		12/20/21	16,740	16,594	17,284
Lightpoint CLO 2006 V Class D	(g)(k)	Diversified Financials	L+365		8/5/19	6,500	4,087	6,361
NewStar Clarendon 2014-1A Class D	(i)(j)(k)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,461
NewStar Clarendon 2014-1A Sub B	(i)(j)(k)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,713
Rampart CLO 2007 1A Class Subord.	(i)(k)	Diversified Financials	24.2%		10/25/21	10,000	2,943	4,997
Stone Tower CLO VI Class Subord.	(g)(k)	Diversified Financials	32.6%		4/17/21	5,000	2,225	3,936
Wind River CLO Ltd. 2012 1A Class Sub B	(i)(k)	Diversified Financials	18.8%		1/15/24	42,504	34,041	38,863

Total Collateralized Securities							110,362	123,920

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Common Equity	(g)(m)	Capital Goods	25,000	$2,500	$10,220
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	22,284	22,578
Safariland, LLC, Warrants	(g)(m)	Capital Goods	4,536	473	1,854
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(i)(m)	Energy	33,306	3,400	9,272
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(i)	Energy	8,000	10,085	10,094
Sequel Industrial Products Holdings, LLC, Warrants	(i)(m)(r)	Energy	1,293	1	204
Sequel Industrial Products Holdings, LLC, Warrants	(g)(m)(r)	Energy	19,388	12	3,459
Sorenson Communications, Inc., Common Equity	(g)(m)	Telecommunication Services	46,163	—	21,572
ThermaSys Corp., Common Equity	(g)(m)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	5,129
VPG Group Holdings LLC, Class A-2 Units	(g)(m)	Materials	3,637,500	3,638	3,638

Total Equity/Other				250,497	323,962

Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					321,487

TOTAL INVESTMENTS—176.7%				$4,182,097	4,183,447

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.7%)					(1,816,461)

NET ASSETS—100%					$2,366,986

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.26%, EURIBOR was 0.08% and Prime was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2015, the Company had three wholly-owned financing subsidiaries and three wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2015. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and the audited consolidated financial statements for the year ended

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	1,377,813	$13,631	4,779,843	$48,974
Share Repurchase Program	—	—	(872,865)	(8,903)
Fractional Share Round Up	—	—	30,533	—
Listing Tender Offer	—	—	(23,255,813)	(250,000)

Net Proceeds from Share Transactions	1,377,813	$13,631	(19,318,302)	$(209,929)

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the nine months ended September 30, 2015 and 2014, the Company issued 1,377,813 and 4,779,843 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $13,631 and $48,974 at an average price per share of $9.89 and $10.25, respectively. During the period from October 1, 2015 to November 6, 2015, the Company issued 572,644 shares of common stock pursuant to the new DRP for gross proceeds of $5,532 at an average price per share of $9.66. For additional information regarding the terms of the new DRP, see Note 5.

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the nine months ended September 30, 2014:

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended		Nine Months Ended
Related Party			September 30,		September 30,
	Source Agreement	Description	2015	2014	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$18,852	$20,000	$56,993	$62,229
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(13,811)	$(910)	$(18,418)	$6,194
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$12,485	$14,794	$47,661	$45,033
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$900	$1,202	$2,773	$3,591

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. For the nine months ended September 30, 2014, amounts shown are net of waivers of $2,837. During the nine months ended September 30, 2015 and 2014, $57,708 and $64,920, respectively, in base management fees were paid to FB Advisor. As of September 30, 2015, $18,845 in base management fees were payable to FB Advisor.
(2)	During the nine months ended September 30, 2015 and 2014, the Company accrued capital gains incentive fees of $(18,418) and $6,194, respectively, based on the performance of its portfolio. As of September 30, 2015 and December 31, 2014, the Company had accrued $2,657 and $21,075, respectively, in capital gains incentive fees, all of which were based on unrealized gains, and none of which is payable unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the nine months ended September 30, 2015.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)	During the nine months ended September 30, 2015 and 2014, $48,260 and $44,542, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2015, a subordinated incentive fee on income of $12,490 was payable to FB Advisor.
(4)	During the nine months ended September 30, 2015 and 2014, $2,318 and $2,739, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $3,782 and $3,756, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2015 and 2014.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor. Pursuant to this relief, the Company may currently co-invest with FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO / Blackstone Debt Funds Management LLC, or GDFM, and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696
September 30, 2014(1)	$0.3228	$77,316
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839
September 30, 2015	$0.2228	$53,966

(1)	On July 1, 2014, the board of directors of the Company declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014.

On October 29, 2015, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about January 5, 2016 to stockholders of record on December 22, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	127,414	79%	118,620	62%
Short-term capital gains proceeds from the sale of assets	—	—	39,835	21%
Long-term capital gains proceeds from the sale of assets	34,097	21%	31,794	17%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$161,511	100%	$190,249	100%

(1)	During the nine months ended September 30, 2015 and 2014, 93.6% and 91.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.2% and 5.7%, respectively, was attributable to non-cash accretion of discount and 4.2% and 3.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $164,390 and $168,913, respectively. As of September 30, 2015, the Company had $155,002 undistributed net investment income and $14,506 of accumulated capital losses on a tax basis. As of December 31, 2014, the Company had $152,123 of undistributed net investment income and realized gains on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2014 was adjusted following the filing of the Company’s 2014 tax return in September 2015. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2014 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
GAAP-basis net investment income	$208,939	$173,953
Reversal of incentive fee accrual on unrealized gains	(18,418)	3,480
Reclassification of unamortized original issue discount and prepayment fees	(30,001)	(9,141)
Other miscellaneous differences	3,870	621

Tax-basis net investment income	$164,390	$168,913

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

As of September 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2015	December 31,
	(Unaudited)	2014
Distributable ordinary income (income and short-term capital gains)	$155,002	$118,026
Distributable realized gains (accumulated capital losses)	(14,506)	34,097
Incentive fee accrual on unrealized gains	(2,657)	(21,075)
Unamortized organization costs	(354)	(386)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(69,957)	(22,465)

Total	$67,528	$108,197

(1)	As of September 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $146,163 and $137,042, respectively. As of September 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $216,120 and $159,507, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,177,092 and $4,210,343 as of September 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(69,957) and $(22,465) as of September 30, 2015 and December 31, 2014, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	(Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,969,060	$1,938,215	47%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	903,488	883,440	22%	713,675	708,255	17%
Senior Secured Bonds	416,640	330,715	8%	423,961	359,275	8%
Subordinated Debt	471,367	443,042	11%	467,645	464,304	11%
Collateralized Securities	98,078	103,061	2%	110,362	123,920	3%
Equity/Other	292,041	401,606	10%	250,497	321,487	8%

Total	$4,150,674	$4,100,079	100%	$4,182,097	$4,183,447	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2015, except for Allen Systems Group, Inc., in which the Company has a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $98,466 and one unfunded commitment to purchase up to $550 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, the Company had ten unfunded debt investments with aggregate unfunded commitments of $101,099 and one unfunded commitment to purchase up to $788 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2015 and the Company’s audited consolidated schedule of investments as of December 31, 2014.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	(Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$29,438	1%	$24,737	1%
Capital Goods	848,950	21%	964,394	23%
Commercial & Professional Services	234,377	6%	283,513	7%
Consumer Durables & Apparel	423,670	10%	319,160	8%
Consumer Services	445,059	11%	692,533	17%
Diversified Financials	164,198	4%	179,548	4%
Energy	420,599	10%	434,424	10%
Food & Staples Retailing	—	—	18,324	0%
Food, Beverage & Tobacco	18,546	0%	—	—
Health Care Equipment & Services	139,918	3%	104,205	3%
Materials	348,678	9%	297,179	7%
Media	142,010	3%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	—	—	16,243	0%
Retailing	68,557	2%	5,004	0%
Semiconductors & Semiconductor Equipment	5,635	0%	—	—
Software & Services	416,041	10%	312,505	7%
Technology Hardware & Equipment	129,500	3%	137,471	3%
Telecommunication Services	158,652	4%	161,951	4%
Transportation	106,251	3%	74,813	2%

Total	$4,100,079	100%	$4,183,447	100%

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

As of September 30, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2015	December 31, 2014
Valuation Inputs	(Unaudited)
Level 1—Price quotations in active markets	$966	$1,343
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,099,113	4,182,104

	$4,100,079	$4,183,447

The Company’s investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-three senior secured loan investments, two senior secured bond investments, thirteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which is traded on an active public market, was valued at its closing price as of September 30, 2015. Two senior secured loan investments, which were newly issued and purchased near September 30, 2015, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	4,020	1,306	3,046	16,922	66	73	25,433
Net realized gain (loss)	(7,021)	145	(22,527)	(20,618)	2,283	5,603	(42,135)
Net change in unrealized appreciation (depreciation)	(21,094)	(14,628)	(21,239)	(24,984)	(8,575)	38,952	(51,568)
Purchases	606,200	235,903	62,576	128,091	462	51,042	1,084,274
Paid-in-kind interest	1,819	2,661	665	8,300	—	1,791	15,236
Sales and redemptions	(851,915)	(50,202)	(51,081)	(128,973)	(15,095)	(16,965)	(1,114,231)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,938,215	$883,440	$330,715	$443,042	$103,061	$400,640	$4,099,113

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16,253)	$(14,895)	$(47,757)	$(18,922)	$(6,303)	$42,036	$(62,094)

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	9,050	5,625	3,467	1,634	344	63	20,183
Net realized gain (loss)	2,506	7,911	(2,938)	6,228	6,581	5,671	25,959
Net change in unrealized appreciation (depreciation)	(29,484)	(13,791)	(1,075)	9,397	(5,036)	45,871	5,882
Purchases	1,002,647	311,229	103,878	146,863	8,519	68,085	1,641,221
Paid-in-kind interest	586	4,471	—	3,994	—	1,325	10,376
Sales and redemptions	(783,907)	(426,255)	(142,225)	(124,678)	(41,733)	(5,092)	(1,523,890)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,325,006	$787,035	$346,655	$470,166	$109,183	$277,120	$4,315,165

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,583)	$3,577	$(4,858)	$14,293	$201	$49,948	$56,578

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at September 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,654,421	Market Comparables	Market Yield (%)	2.8% - 16.8%	9.1%
			EBITDA Multiples (x)	5.8x - 8.3x	7.5x
	215,481	Market Quotes	Indicative Dealer Quotes	69.7% - 100.0%	89.2%
	68,313	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	419,723	Market Comparables	Market Yield (%)	5.7% - 15.5%	12.7%
	463,717	Market Quotes	Indicative Dealer Quotes	75.4% - 101.0%	98.7%
Senior Secured Bonds	82,560	Market Comparables	Market Yield (%)	10.8% - 15.3%	11.1%
	248,155	Market Quotes	Indicative Dealer Quotes	46.0% - 97.0%	77.1%
Subordinated Debt	309,884	Market Comparables	Market Yield (%)	8.5% - 16.5%	12.3%
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
	7,320	Other(2)	Other(2)	N/A	N/A
	125,838	Market Quotes	Indicative Dealer Quotes	52.5% - 104.5%	83.2%
Collateralized Securities	16,531	Market Comparables	Market Yield (%)	12.2% - 12.2%	12.2%
	86,530	Market Quotes	Indicative Dealer Quotes	42.8% - 93.2%	76.1%
Equity/Other	324,372	Market Comparables	Market Yield (%)	11.3% - 11.8%	11.5%
			EBITDA Multiples (x)	5.5x - 12.0x	9.0x
			Production Multiples (Mboe/d)	$62,500.0 - $67,500.0	$65,000.0
			Proved Reserves Multiples (Mmboe)	$9.5 - $12.0	$10.2
			PV-10 Multiples (x)	1.5x - 1.6x	1.6x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 57.0%	49.4%
	76,268	Other(2)	Other(2)	N/A	N/A

Total	$4,099,113

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	—		$125,000	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$31,812	(1)	$268,188	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €28,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $1,882,772 and 3.71%, respectively. As of September 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.96%.

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

As of September 30, 2015 and December 31, 2014, no amounts remained outstanding under the Arch Street credit facility.

For the three and nine months ended September 30, 2014, the components of total interest expense for the Arch Street credit facility were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct interest expense	$289	$4,173
Non-usage fees	—	220
Amortization of deferred financing costs	2,270	2,896

Total interest expense	$2,559	$7,289

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	$6,464
Average borrowings under the facility	$360,986
Effective interest rate on borrowings (including the effect of non-usage fees)	—
Weighted average interest rate (including the effect of non-usage fees)	2.24%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2015 and December 31, 2014, $0 and $65,808, respectively, was outstanding under the Broad Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, all of the deferred financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	—	$437	$406	$1,493

Total interest expense	—	$437	$406	$1,493

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$635	$1,396
Average borrowings under the facility(2)	$69,063	$112,154
Effective interest rate on borrowings	—	1.73%
Weighted average interest rate	1.76%	1.73%

(1)	Interest under the Broad Street credit facility is paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility are calculated for the period the Company had borrowings outstanding under the facility.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2015 and December 31, 2014, $31,812 and $123,019, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €28,500 and €29,625, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $1,705 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$164	$1,766	$2,057	$2,231
Non-usage fees	686	40	996	574
Amortization of deferred financing costs	285	285	846	570

Total interest expense	$1,135	$2,091	$3,899	$3,375

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$2,654	$2,257
Average borrowings under the facility	$102,506	$247,353
Effective interest rate on borrowings (including the effect of non-usage fees)	11.51%	2.71%
Weighted average interest rate (including the effect of non-usage fees)	3.93%	2.26%

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings.

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

As of September 30, 2015 and December 31, 2014, Class A Notes in the aggregate principal amount of $960,000 and $1,140,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $800,000 and $950,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2015 and December 31, 2014, Race Street’s liability under the JPM Facility was $800,000 and $950,000, plus $5,633 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of September 30, 2015 and December 31, 2014, the fair value of assets held by Locust Street was $1,669,315 and $1,832,095, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of September 30, 2015 and December 31, 2014, the fair value of assets held by Race Street was $858,034 and $855,341, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2015, all of the deferred financing costs have been amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$6,644	$7,891	$21,436	$23,414
Amortization of deferred financing costs	9	33	61	85

Total interest expense	$6,653	$7,924	$21,497	$23,499

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$22,493	$23,414
Average borrowings under the facility	$869,780	$950,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

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

As of September 30, 2015 and December 31, 2014, no amounts remained outstanding under the Walnut Street credit facility.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2014, the components of total interest expense for the Walnut Street credit facility were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct interest expense	$1,774	$5,247
Non-usage fees	218	490
Amortization of deferred financing costs	209	648

Total interest expense	$2,201	$6,385

For the nine months ended September 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	$5,536
Average borrowings under the facility	$238,274
Effective interest rate on borrowings (including the effect of non-usage fees)	3.55%
Weighted average interest rate (including the effect of non-usage fees)	3.18%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

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

As of September 30, 2015 and December 31, 2014, $400,000 of the 4.000% notes was outstanding. As of September 30, 2015, the fair value of the 4.000% notes was approximately $403,700. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of September 30, 2015, $424 of such deferred financing costs had yet to be amortized to interest expense. The Company also incurred $5,608 of discount in connection with issuing the 4.000% notes, which the Company has charged against the carrying amount of the 4.000% notes. As of September 30, 2015, $4,247 of such discount had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$4,021	$3,463	$11,992	$3,463
Amortization of deferred financing costs and discount	311	265	930	265

Total interest expense	$4,332	$3,728	$12,922	$3,728

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$16,044	—
Average borrowings under the 4.000% notes(2)	$400,000	$400,000
Effective interest rate on borrowings	4.00%	4.00%
Weighted average interest rate	4.00%	4.00%

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

(2)	For the nine months ended September 30, 2014, average borrowings under the 4.000% notes are calculated for the period since the date of issuance to September 30, 2014.

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

As of September 30, 2015 and December 31, 2014, $325,000 of the 4.250% notes was outstanding. As of September 30, 2015, the fair value of the 4.250% notes was approximately $330,033. The Company incurred costs of $839 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of September 30, 2015, $704 of such deferred financing costs had yet to be amortized to interest expense. The Company also incurred $4,115 of discount in connection with issuing the 4.250% notes, which the Company has charged against the carrying amount of the 4.250% notes. As of September 30, 2015, $3,450 of such discount had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$3,515	$10,436
Amortization of deferred financing costs and discount	244	730

Total interest expense	$3,759	$11,166

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$8,518
Average borrowings under the 4.250% notes	$325,000
Effective interest rate on borrowings	4.25%
Weighted average interest rate	4.25%

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

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

The 4.750% notes will mature on May 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.750% notes bear interest at a rate of 4.750% per year payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The 4.750% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.750% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

As of September 30, 2015, $275,000 of the 4.750% notes was outstanding. As of September 30, 2015, the fair value of the 4.750% notes was approximately $278,546. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of September 30, 2015, $448 of such deferred financing costs had yet to be amortized to interest expense. The Company also incurred $3,344 of discount in connection with issuing the 4.750% notes, which the Company has charged against the carrying amount of the 4.750% notes. As of September 30, 2015, $3,144 of such discount had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the 4.750% notes were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$3,338	$5,588
Amortization of deferred financing costs and discount	135	221

Total interest expense	$3,473	$5,809

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	—
Average borrowings under the 4.750% notes(2)	$275,000
Effective interest rate on borrowings	4.75%
Weighted average interest rate	4.75%

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	Average borrowings under the 4.750% notes are calculated for the period since the date of issuance to September 30, 2015.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.83	$10.18
Results of operations(2)
Net investment income (loss)	0.86	0.97
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.38)	(0.19)

Net increase (decrease) in net assets resulting from operations	0.48	0.78

Stockholder distributions(3)
Distributions from net investment income	(0.53)	(0.79)
Distributions from net realized gain on investments	(0.14)	(0.29)

Net decrease in net assets resulting from stockholder distributions	(0.67)	(1.08)

Capital share transactions
Issuance of common stock(4)	0.00	0.00
Repurchases of common stock(5)	—	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	0.00	(0.05)

Net asset value, end of period	$9.64	$9.83

Per share market value, end of period	$9.32	$9.93

Shares outstanding, end of period	242,274,372	240,896,559

Total return based on net asset value(6)	4.88%	7.17%

Total return based on market value(7)	0.60%	5.35%

Ratio/Supplemental Data:
Net assets, end of period	$2,335,959	$2,366,986

Ratio of net investment income to average net assets(8)	8.80%	9.54%

Ratio of total operating expenses to average net assets(8)	6.36%	8.90%
Ratio of waived expenses to average net assets(8)	—	(0.11)%

Ratio of net operating expenses to average net assets(8)	6.36%	8.79%

Portfolio turnover(9)	26.49%	50.27%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,831,812	$1,863,827

Asset coverage per unit(10)	2.28	2.27

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

(7)

The total return based on market value for the nine months ended September 30, 2015 was calculated by taking the closing price of the Company’s shares on the NYSE on September 30, 2015, adding the cash distributions per share that were declared during the nine months ended September 30, 2015 and dividing the total by $9.93, the closing price of the Company’s shares on the NYSE on December 31, 2014. The total return based on market value for the year ended December 31, 2014 was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014

Ratio of accrued capital gains incentive fees to average net assets	(0.78)%	(0.37)%
Ratio of subordinated income incentive fees to average net assets	2.01%	2.29%
Ratio of interest expense to average net assets	2.34%	2.56%
Ratio of excise taxes to average net assets	—	0.21%

(9)	Portfolio turnover for the nine months ended September 30, 2015 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

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

•

actual and potential conflicts of interest with FB Advisor, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2015 and for the Year Ended December 31, 2014

During the nine months ended September 30, 2015, we made investments in portfolio companies totaling $1,084,274. During the same period, we sold investments for proceeds of $430,547 and received principal repayments of $683,684. As of September 30, 2015, our investment portfolio, with a total fair value of $4,100,079 (47% in first lien senior secured loans, 22% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 10% in equity/other), consisted of interests in 117 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $140.4 million. As of September 30, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.9% based upon the amortized cost of our investments. For the nine months ended September 30, 2015, our total return based on net asset value was 4.88% and our total return based on market value was 0.60%.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,178,075. During the same period, we sold investments for proceeds of $1,246,624 and received principal repayments of $875,315. As of December 31, 2014, our investment portfolio, with a total fair value of $4,183,447 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $155.2 million. As of December 31, 2014, the debt investments in our portfolio were purchased at a weighted average price of 97.4% of par, and our estimated gross portfolio yield, prior to leverage, was 10.0% based upon the amortized cost of our investments. For the year ended December 31, 2014, our total return based on net asset value was 7.17% and our total return based on market value was 5.35%.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Net Investment Activity
Purchases	$283,968	$1,084,274
Sales and Redemptions	(129,667)	(1,114,231)

Net Portfolio Activity	$154,301	$(29,957)

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015

New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$157,274	55%	$606,200	56%
Senior Secured Loans—Second Lien	60,784	22%	235,903	22%
Senior Secured Bonds	19,743	7%	62,576	6%
Subordinated Debt	39,636	14%	128,091	12%
Collateralized Securities	26	0%	462	0%
Equity/Other	6,505	2%	51,042	4%

Total	$283,968	100%	$1,084,274	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	(Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,969,060	$1,938,215	47%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	903,488	883,440	22%	713,675	708,255	17%
Senior Secured Bonds	416,640	330,715	8%	423,961	359,275	8%
Subordinated Debt	471,367	443,042	11%	467,645	464,304	11%
Collateralized Securities	98,078	103,061	2%	110,362	123,920	3%
Equity/Other	292,041	401,606	10%	250,497	321,487	8%

Total	$4,150,674	$4,100,079	100%	$4,182,097	$4,183,447	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Number of Portfolio Companies	117	118
% Variable Rate (based on fair value)	68.2%	69.0%
% Fixed Rate (based on fair value)	22.0%	23.3%
% Income Producing Equity/Other Investments (based on fair value)	3.6%	2.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	6.2%	4.8%
Average Annual EBITDA of Portfolio Companies	$140,400	$155,200
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.3%	97.4%
% of Investments on Non-Accrual (based on fair value)	—	0.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.9%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
New Direct Originations
Total Commitments (including unfunded commitments)	$192,637	$879,941
Exited Investments (including partial paydowns)	(35,090)	(804,721)

Net Direct Originations	$157,547	$75,220

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015

New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$131,977	69%	$618,131	70%
Senior Secured Loans—Second Lien	38,868	20%	180,231	21%
Senior Secured Bonds	2,112	1%	2,112	0%
Subordinated Debt	14,374	7%	33,997	4%
Collateralized Securities	—	—	—	—
Equity/Other	5,306	3%	45,470	5%

Total	$192,637	100%	$879,941	100%

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Average New Direct Origination Commitment Amount	$12,842	$21,999
Weighted Average Maturity for New Direct Originations	10/8/21	10/7/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.0%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.3%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.8%	10.3%

The following table presents certain selected information regarding our direct originations as of September 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations held in Portfolio	September 30, 2015	December 31, 2014
Number of Portfolio Companies	66	52
Average Annual EBITDA of Portfolio Companies	$67,100	$47,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.6x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.5%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,252,741	79%	$3,147,946	75%
Opportunistic	665,631	16%	790,060	19%
Broadly Syndicated/Other	181,707	5%	245,441	6%

Total	$4,100,079	100%	$4,183,447	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014

Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$29,438	1%	$24,737	1%
Capital Goods	848,950	21%	964,394	23%
Commercial & Professional Services	234,377	6%	283,513	7%
Consumer Durables & Apparel	423,670	10%	319,160	8%
Consumer Services	445,059	11%	692,533	17%
Diversified Financials	164,198	4%	179,548	4%
Energy	420,599	10%	434,424	10%
Food & Staples Retailing	—	—	18,324	0%
Food, Beverage & Tobacco	18,546	0%	—	—
Health Care Equipment & Services	139,918	3%	104,205	3%
Materials	348,678	9%	297,179	7%
Media	142,010	3%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	—	—	16,243	0%
Retailing	68,557	2%	5,004	0%
Semiconductors & Semiconductor Equipment	5,635	0%	—	—
Software & Services	416,041	10%	312,505	7%
Technology Hardware & Equipment	129,500	3%	137,471	3%
Telecommunication Services	158,652	4%	161,951	4%
Transportation	106,251	3%	74,813	2%

Total	$4,100,079	100%	$4,183,447	100%

As of September 30, 2015, except for Allen Systems Group, Inc., in which we have a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which we have an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, we had seventeen unfunded debt investments with aggregate unfunded commitments of $98,466 and one unfunded commitment to purchase up to $550 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, we had ten unfunded debt investments with aggregate unfunded commitments of $101,099 and one unfunded commitment to purchase up to $788 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$410,172	10%	$484,332	12%
2	3,076,590	75%	3,213,335	77%
3	594,771	15%	434,620	10%
4	18,546	0%	37,178	1%
5	0	0%	13,982	0%

Total	$4,100,079	100%	$4,183,447	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

Revenues

We generated investment income of $103,668 and $115,917 for the three months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $96,746 and $105,937 of cash income earned as well as $6,922 and $9,980 in non-cash portions relating to accretion of discount and PIK interest, for the three months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2015 and 2014, we generated $100,378 and $104,823, respectively, of interest income, which represented 96.8% and 90.4%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

The decrease in interest income during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due primarily to the reversal of a portion of accrued interest on our Caesars Entertainment Operating Co., Inc., or CEOC, first lien senior secured loan investment resulting from our entering into a restructuring support agreement with CEOC and the other parties to the agreement during the three months ended September 30, 2015, pursuant to which holders of CEOC first lien senior secured loans agreed to accept an interest rate that was lower than what they were contractually entitled to under the terms of the loans.

During the three months ended September 30, 2015 and 2014, we generated $3,290 and $10,606, respectively, of fee income, which represented 3.2% and 9.1%, respectively, of total investment income. Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The decrease in fee income during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to reduced repayment and new direct origination activity during the three months ended September 30, 2015.

During the three months ended September 30, 2015 and 2014, we generated $0 and $488, respectively, of dividend income.

Expenses

Our net expenses were $39,902 and $55,814 for the three months ended September 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FB Advisor of $18,852 and $20,000, for the three months ended September 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $900 and $1,202 for the three months ended September 30, 2015 and 2014, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2015, we accrued a subordinated incentive fee on income of $12,485. As of September 30, 2015, a subordinated incentive fee on income of $12,490 was payable to FB Advisor. During the three months ended September 30, 2014, we accrued a subordinated incentive fee on income of $14,794. During the three months ended September 30, 2015 and 2014, we reversed capital gains incentive fees of $13,811 and $910, respectively, based on the performance of our portfolio. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $19,352 and $18,940 for the three months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended September 30, 2014, $2,226 of this amount related to the accelerated amortization of remaining deferred financing costs upon the termination of the Arch Street credit facility. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $261 and $172 for the three months ended September 30, 2015 and 2014, respectively. We incurred fees and expenses with our stock transfer agent of $30 and $4 for the three months ended September 30, 2015 and 2014, respectively. Fees for our board of directors were $232 and $266 for the three months ended September 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $1,601 and $1,346 for the three months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$114	$102
Compensation of our chief compliance officer(1)	—	25
Legal fees	300	294
Printing fees	401	77
Other	786	848

Total	$1,601	$1,346

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the three months ended September 30, 2015 and 2014, the ratio of our expenses to our average net assets was 1.69% and 2.28%, respectively. Our ratio of expenses to our average net assets during the three months ended September 30, 2015 and 2014 includes $19,352 and $18,940, respectively, related to interest expense and $(1,326) and $13,884, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.92% and 0.94% for the three months ended September 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, can primarily be attributed to a decline in management fees during the three months ended September 30, 2015.

Net Investment Income

Our net investment income totaled $63,766 ($0.26 per share) and $60,103 ($0.25 per share) for the three months ended September 30, 2015 and 2014, respectively. The increase in net investment income can be attributed to, among other things, the decrease in incentive fee accruals offsetting the reduction in investment income, for the three months ended September 30, 2015, in each case, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $91,014 and $38,653, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $21,246, due primarily to the sale of one of our subordinated debt investments. We also realized a net gain of $266 from settlements on foreign currency during the three months ended September 30, 2015. We sold investments and received principal repayments of $18,846 and $329,512, respectively, during the three months ended September 30, 2014, from which we realized a net gain of $5,421. We also realized a loss of $338 from settlements on foreign currency during the three months ended September 30, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(47,628) and the net change in unrealized gain (loss) on foreign currency totaled $(437). For the three months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(9,648) and the net change in unrealized gain (loss) on foreign currency totaled $61.

The net change in unrealized depreciation during the three months ended September 30, 2015 was due primarily to unrealized depreciation in one of our senior secured bond investments and one of our warrant investments, as well as unrealized depreciation across the energy investments in our portfolio due primarily to market volatility. In addition, increased financial market volatility during the three months ended September 30, 2015 generally contributed to weaker secondary prices and wider clearing yields across the corporate credit markets, which in turn contributed to unrealized depreciation across our debt investments. This unrealized depreciation was partially offset by appreciation in our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2015, the net decrease in net assets resulting from operations was $5,279 ($(0.02) per share) compared to a net increase in net assets resulting from operations of $55,599 ($0.23 per share) during the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

Revenues

We generated investment income of $360,034 and $351,434 for the nine months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $336,840 and $320,875 of cash income earned as well as $23,194 and $30,559 in non-cash portions relating to accretion of discount and PIK interest, for the nine months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the nine months ended September 30, 2015 and 2014, we generated $320,808 and $311,630, respectively, of interest income, which represented 89.1% and 88.7%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the nine months ended September 30, 2015 and 2014, we generated $33,707 and $39,141, respectively, of fee income, which represented 9.4% and 11.1%, respectively, of total investment income. Fee income is transaction-based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The increase in interest and fee income in the aggregate is due primarily to increased prepayment activity during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015 and 2014, we generated $5,519 and $663, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the nine months ended September 30, 2015.

Expenses

Our net expenses were $151,095 and $177,481 for the nine months ended September 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FB Advisor of $56,993 and $62,229, net of waivers by FB Advisor of base management fees to which it was otherwise entitled of $0 and $2,837, for the nine months ended September 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $2,773 and $3,591 for the nine months ended September 30, 2015 and 2014, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2015, we accrued a subordinated incentive fee on income of $47,661. As of September 30, 2015, a subordinated incentive fee on income of $12,490 was payable to FB Advisor. During the nine months ended September 30, 2014, we accrued a subordinated incentive fee on income of $45,033. During the nine months ended September 30, 2015, we reversed capital gains incentive fees of $18,418 based on the performance of our portfolio. During the nine months ended September 30, 2014, we accrued capital gains incentive fees of $6,194 based on the performance of our portfolio, of which $2,714 was based on realized gains and $3,480 was based on unrealized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $55,699 and $45,769 for the nine months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2014, $2,226 of this amount related to the accelerated amortization of remaining deferred financing costs upon the termination of the Arch Street credit facility. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $822 and $824 for the nine months ended September 30, 2015 and 2014, respectively. We incurred fees and expenses with our stock transfer agent of $140 and $1,001 for the nine months ended September 30, 2015 and 2014, respectively. Fees for our board of directors were $688 and $795 for the nine months ended September 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $4,737 and $7,002 for the nine months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$373	$415
Compensation of our chief compliance officer(1)	25	74
Legal fees	973	1,813
Printing fees	599	1,963
Other	2,767	2,737

Total	$4,737	$7,002

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the nine months ended September 30, 2015 and 2014, the ratio of our expenses to our average net assets was 6.36% and 6.99%, respectively. Our ratio of expenses to our average net assets during the nine months ended September 30, 2015 and 2014 includes $55,699 and $45,769, respectively, related to interest expense and $29,243 and $51,227, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 2.79% and 3.23% for the nine months ended September 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, can primarily be attributed to a decline in management fees during the nine months ended September 30, 2015, as well as one-time costs associated with the listing of our shares of common stock on the NYSE incurred during the nine months ended September 30, 2014.

Net Investment Income

Our net investment income totaled $208,939 ($0.86 per share) and $173,953 ($0.69 per share) for the nine months ended September 30, 2015 and 2014, respectively. The increase in net investment income can be attributed to, among other things, the increase in revenues from interest and dividend income, and the decrease in operating expenses, for the nine months ended September 30, 2015, in each case, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $430,547 and $683,684, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $42,135. We also realized a net loss of $631 from settlements on foreign currency during the nine months ended September 30, 2015. We sold investments and received principal repayments of $691,863 and $832,027, respectively, during the nine months ended September 30, 2014, from which we realized a net gain of $25,959. We also realized a net loss of $243 from settlements on foreign currency during the nine months ended September 30, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(51,945) and the net change in unrealized gain (loss) on foreign currency totaled $2,625. For the nine months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $5,094 and the net change in unrealized gain (loss) on foreign currency totaled $207. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2015 was primarily driven by a general widening of credit spreads.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2015, the net increase in net assets resulting from operations was $116,853 ($0.48 per share), compared to a net increase in net assets resulting from operations of $204,970 ($0.81 per share) during the nine months ended September 30, 2014.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2015, we had $85,935 in cash and foreign currency, which we held in a custodial account, and $393,188 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2015, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2015, we had seventeen debt investments with aggregate unfunded commitments of $98,466 and one equity investment with an unfunded commitment of $550. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	—		$125,000	December 18, 2015
ING Credit Facility	Revolving Credit Facility	L+2.50%	$31,812	(1)	$268,188	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €28,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $1,882,772 and 3.71%, respectively. As of September 30, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 3.96%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2015 or 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the new DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended,	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.2160	$56,237
June 30, 2014	$0.2228	$56,696
September 30, 2014(1)	$0.3228	$77,316
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839
September 30, 2015	$0.2228	$53,966

(1)	On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014.

On October 29, 2015, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about January 5, 2016 to stockholders of record on December 22, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	127,414	79%	118,620	62%
Short-term capital gains proceeds from the sale of assets	—	—	39,835	21%
Long-term capital gains proceeds from the sale of assets	34,097	21%	31,794	17%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$161,511	100%	$190,249	100%

(1)	During the nine months ended September 30, 2015 and 2014, 93.6% and 91.3%, respectively, of our gross investment income was attributable to cash income earned, 2.2% and 5.7%, respectively, was attributable to non-cash accretion of discount and 4.2% and 3.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2015 and 2014, was $164,390 and $168,913, respectively. As of September 30, 2015, the Company had $155,002 of undistributed net investment income and $14,506 of accumulated capital losses on a tax basis. As of December 31, 2014, the Company had $152,123 of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2015 and 2014.

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

Our investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-three senior secured loan investments, two senior secured bond investments, thirteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which wase traded on an active public market, was valued at its closing price as of September 30, 2015. Two senior secured loan investments, which were newly issued and purchased near September 30, 2015, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2015 and 2014.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Broad Street Credit Facility(1)	—	—	—	—	—
ING Credit Facility(2)	$31,812	—	$31,812	—	—
JPM Facility(3)	$800,000	$800,000	—	—	—
4.000% Notes due 2019(4)	$400,000	—	—	$400,000	—
4.250% Notes due 2020(5)	$325,000	—	—	$325,000	—
4.750% Notes due 2022(6)	$275,000	—	—	—	$275,000

(1)	At September 30, 2015, $125,000 remained unused under the Broad Street credit facility.

(2)	At September 30, 2015, $268,188 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €28,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2015 to reflect total amount outstanding in U.S. dollars.

(3)	At September 30, 2015, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of September 30, 2015, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The following table describes the fees and expenses we accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$18,852	$20,000	$56,993	$62,229
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(13,811)	$(910)	$(18,418)	$6,194
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$12,485	$14,794	$47,661	$45,033
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$900	$1,202	$2,773	$3,591

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. For the nine months ended September 30, 2014, amounts shown are net of waivers of $2,837. During the nine months ended September 30, 2015 and 2014, $57,708 and $64,920, respectively, in base management fees were paid to FB Advisor. As of September 30, 2015, $18,845 in base management fees were payable to FB Advisor.

(2)	During the nine months ended September 30, 2015 and 2014, we accrued capital gains incentive fees of $(18,418) and $6,194, respectively, based on the performance of our portfolio. As of September 30, 2015 and December 31, 2014, we had accrued $2,657 and $21,075, respectively, in capital gains incentive fees, all of which were based on unrealized gains, and none of which is payable unless and until those gains are actually realized. We paid FB Advisor no capital gains incentive fees during the nine months ended September 30, 2015.

(3)	During the nine months ended September 30, 2015 and 2014, $48,260 and $44,542, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2015, a subordinated incentive fee on income of $12,490 was payable to FB Advisor.

(4)

During the nine months ended September 30, 2015 and 2014, $2,318 and $2,739, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $3,782 and $3,756, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2015 and 2014.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 68.2% of our portfolio investments (based on fair value) paid variable interest rates, 22.0% paid fixed interest rates, 3.6% were income producing equity or other investments, and the remaining 6.2% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$(631)	$(107)	$(524)	(0.2)%
No change	—	—	—	—
Up 100 basis points	6,963	307	6,656	2.0%
Up 300 basis points	61,970	920	61,050	18.1%
Up 500 basis points	118,639	1,533	117,106	34.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls	and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended September 30, 2015. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31, 2015	18,237	$9.7469	18,237	$3,882
August 1 to August 31, 2015	58,752	$9.6794	58,752	$3,254
September 1 to September 30, 2015	32,100	$9.2813	32,100	$2,956

	109,089	$9.5735	109,089	$2,956

(1)	On March 16, 2015, Franklin Square Holdings entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The FSH Trading Plan provides for the purchase of up to $4,000 worth of shares of our common stock, subject to the limitations provided therein. The FSH Trading Plan is currently scheduled to expire on December 31, 2015.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2015.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)