Form 10-K
period 2015-12-31
FS Investment CORP
filed 2016-02-29
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.4 billion.

There were 242,847,016 shares of the registrant’s common stock outstanding as of February 26, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation (NYSE: FSIC), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, we had total assets of approximately $4.1 billion.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FB Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $79.1 billion in assets under management as of December 31, 2015.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,647,620. During the same period, we sold investments for proceeds of $607,368 and received principal repayments of $1,018,152. As of December 31, 2015, our investment portfolio, with a total fair value of $4,029,371 (54% in first lien senior secured loans, 15% in second lien senior secured loans, 6% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 12% in equity/other), consisted of interests in 114 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $113.2 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.8% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return based on net asset value was 1.63% and our total return based on market value was (0.50)%.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and total return based on net asset value do not represent actual investment returns to stockholders. Our estimated gross portfolio yield and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. See footnotes 6 and 7 to the table included in Note 11 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

About FB Advisor

FB Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investments designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC. FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ four other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FB Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$3,835,670
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,032,346
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$2,528,898
FS Investment Corporation IV(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$200
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,374,753

(1)	As of September 30, 2015, except as otherwise noted below.

(2)	FS Investment Corporation IV commenced investment operations on January 6, 2016 upon meeting its minimum offering requirement of raising gross proceeds of at least $1.0 million in its continuous public offering from persons who were not affiliated with FS Investment Corporation IV or its investment adviser, FSIC IV Advisor, LLC. Gross assets shown as of December 31, 2015.

(3)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Gross assets shown as of June 30, 2015.

Our chairman and chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FB Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds.

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

All investment decisions require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews our amended and restated investment advisory agreement, dated July 17, 2014, or the July 2014 investment advisory agreement, and the investment sub-advisory agreement that FB Advisor has entered into with GDFM to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2015, GSO and its affiliates, excluding Blackstone, managed approximately $79.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $336.4 billion as of December 31, 2015. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange, or the NYSE, under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and you should not consider that information to be part of this annual report on Form 10-K.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates often offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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

Large Target Market

According to The U.S. Census Bureau, in its 2012 economic census, there were approximately 42,600 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,350 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 7% of overall middle market loan volume in 2015, up slightly from 4% in 2014 and down from nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and may serve to reduce further the role banks play in providing capital to middle market companies.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 61.2% of the institutional investor base for broadly syndicated loans in 2015, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

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

GDFM transaction sourcing capability

FB Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

Pursuant to our administration agreement, dated April 16, 2014, or the administration agreement, we reimburse FB Advisor for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor. We reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FB Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FB Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. Prior to April 1, 2015, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the- counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Collateralized Loan Obligations

We may invest in CLOs, which are a form of securitization where payments from multiple loans are pooled together. Investors may purchase one or more tranches of a CLO and each tranche typically reflects a different level of seniority in payment from the CLO.

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities.

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

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

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

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FB Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

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

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction teams from FB Advisor and GDFM conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

Typically, FB Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FB Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects. GDFM may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

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

FB Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, FB Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$723,402	18%	$484,332	12%
2	2,748,923	68%	3,213,335	77%
3	501,659	13%	434,620	10%
4	44,046	1%	37,178	1%
5	11,341	0%	13,982	0%

Total	$4,029,371	100%	$4,183,447	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FB Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$—		$125,000	January 19, 2016
ING Credit Facility	Revolving Credit Facility	L+2.50%	$34,625	(1)	$265,375	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,125 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,877,789 and 3.75%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 3.96%.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2015 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on June 22, 2015 and expiring on June 22, 2016. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Code of Ethics

We and FB Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on March 12, 2014 and FB Advisor’s code of ethics was filed as an exhibit to pre-effective amendment no. 1 to our registration statement on Form N-2 filed with the SEC on June 16, 2014. You may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestmentcorp.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

You may obtain information, without charge, regarding how FB Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.

Taxation as a RIC

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year (as adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FB Advisor, which manages and oversees our investment operations. In the future, FB Advisor may retain additional investment personnel based upon its needs.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestmentcorp.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. You also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and

Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy and power industry and energy-related investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FB Advisor and GDFM. FB Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FB Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FB Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FB Advisor.

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

In addition, each of the investment advisory agreement and administration agreement that FB Advisor has entered into with us, as well as the investment sub-advisory agreement that FB Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by FB Advisor, upon 60 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FB Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FB Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FB Advisor and GDFM have relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities.

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

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. The proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NYSE. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting are or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to FB Advisor, GDFM and their respective Affiliates

FB Advisor, GDFM and their affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FB Advisor, and FB Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

FB Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FB Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, and FB Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FB Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FB Advisor may be incentivized to make investments on our behalf, and GDFM may be incentivized to recommend investments for us to FB Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FB Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average value of our gross assets, which includes any borrowings for investment purposes, FB Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FB Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FB Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FB Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ four other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FB Advisor to manage our day-to-day activities and to implement our investment strategy. FB Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FB Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FB Advisor and its employees will devote only as much of its or their time to our business as FB Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FB Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to Franklin Square Holdings’ four other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FB Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FB Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FB Advisor nor GDFM, or individuals employed by FB Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

As a result of our need to satisfy the Annual Distribution Requirement to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FB Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

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

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of FB Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

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

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the- counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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

We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. However, these activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. We also have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided. Adverse developments resulting from hedging transactions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

•

The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

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

Risks Related to Debt Financing

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FB Advisor.

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 3.96%, (iii) $2.2 billion in debt outstanding (i.e., assumes that the full $2.2 billion available to us as of December 31, 2015 under our financing arrangements as of such date is outstanding) and (iv) $2.2 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	(22.8)%	(13.4)%	(4.0)%	5.4%	14.8%

Similarly, assuming (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 3.96% and (iii) $2.2 billion in debt outstanding (i.e., assuming that the full $2.2 billion available to us as of December 31, 2015 under the financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.12% in order to cover the annual interest payments on our outstanding debt.

The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.

We are subject to risks associated with our debt securitization facility.

On July 21, 2011, through our two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, we entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which has been subsequently amended from time to time. We and JPM amended the financing arrangement on December 15, 2015, to extend the maturity date to January 19, 2016, and on May 8, 2015 to, among other things, reduce the amount of outstanding available debt financing from $950 million to $800 million. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as income producing assets, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, and Supplemental Indenture No. 2, dated May 8, 2015, in each case, with Citibank N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes issued by Locust Street is $960 million. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street has purchased all Class A Notes issued by Locust Street at a purchase price equal to their par value.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated

confirmation thereto, each dated as of May 8, 2015, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has purchased the remaining $960 million of Class A Notes held by Race Street for a purchase price equal to $800 million. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell the Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for the Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Race Street is permitted to reduce (based on certain thresholds during specified periods) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

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

In addition, if the value of Locust Street’s assets decreases and Locust Street is unable to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s assets is not sufficient to meet Race Street’s payment obligations to JPM, we would need to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss of the entire amount of our equity investment in Race Street.

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

In addition, if the value of Race Street’s assets decreases or Locust Street fails to make any required payments to Race Street pursuant to the terms of the Class A Notes, Race Street may be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Race Street’s assets is not sufficient to meet Race Street’s payment obligations to JPM, we would need to loan or otherwise provide additional funds to Race Street to cover Race Street’s payment obligations to JPM, or otherwise be subject to a loss of the entire amount of our equity investment in Race Street.

Our equity investments in Locust Street and Race Street have a high degree of leverage.

As of December 31, 2015, Locust Street had issued Class A Notes in an aggregate amount of $960 million (the maximum amount of Class A Notes permitted to be issued by Locust Street under the Amended and Restated Indenture). The fair value of assets held by Locust Street as of December 31, 2015 was approximately $1.7 billion, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. The repurchase amount payable by Race Street to JPM under the JPM Facility in respect of the issued Class A Notes is $800.0 million, plus applicable interest, and as of December 31, 2015, the fair value of assets held by Race Street was approximately $818 million. The market value of our equity assets in Locust Street and Race Street may be significantly affected by a variety of factors, including changes in the market value of the assets held by Locust Street and Race Street, changes in distributions on the assets held by Locust Street and Race Street, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investments in Locust Street and Race Street may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Locust Street under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Amended and Restated Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Amended and Restated Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Locust Street. Locust Street may not have funds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Locust Street to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

Locust Street may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Amended and Restated Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of assets held by Locust Street to the amount of interest payable in respect of the Class A Notes on the following payment date. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of assets held by Locust Street must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate par value of the portfolio of assets (other than any asset acquired for a purchase price of less than 80% of its par value, which asset will be assigned a value equal to their purchase price) plus cash held by Locust Street to the aggregate outstanding par value of the Class A Notes. To meet the Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any assets acquired for a purchase price of less than 80% of its par value, which assets will be assigned a value equal to their purchase price) plus cash held by Locust Street must equal at least 145.36% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of assets (other than any defaulted assets, which assets will be assigned a value equal to its market value) held by Locust Street to the aggregate outstanding par value of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any defaulted assets, which assets will be assigned a value equal to their market value) held by Locust Street must equal at least 130% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of assets held by Locust Street to certain benchmarks as described more fully in the Amended and Restated Indenture.

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

If at any time during the term of the JPM Facility the market value of the assets held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the underlying assets held by Race Street must be at least $545.0 million, or the Market Value Requirement. In either such event, in order to satisfy these requirements, Race Street intends to borrow funds from us pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012 and April 23, 2013, between Race Street, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit

Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Race Street to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

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

We receive cash from Locust Street and Race Street only to the extent that Locust Street or Race Street, respectively, makes distributions to us. Locust Street may make distributions to us, in turn, only to the extent permitted by the Amended and Restated Indenture. The Amended and Restated Indenture generally provides that distributions by Locust Street may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Race Street may make distributions to us only to the extent permitted by the JPM Facility. The JPM Facility generally provides that distributions by Race Street may not be made if the Margin Threshold has not been met or if the market value of the underlying assets held by Race Street is less than the Market Value Requirement. If we do not receive cash from Locust Street or Race Street, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

Our shares of common stock may trade at a discount to net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In 2014 and 2015, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on June 22, 2016. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after June 22, 2016.

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

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not “interested persons” as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then -current net asset value per share of our common stock, and any such issuance could materially dilute our stockholders’ interest in our common stock and reduce our net asset value per share.

In 2014 and 2015, we obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on June 22, 2016. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period following stockholder approval. If such approval is obtained, it may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance nor can we predict the resulting reduction in our net asset value per share, however, such effects may be material. We undertake to describe the material risks and dilutive effects of any offering that we make at a price below our then-current net asset value in the future in a prospectus supplement issued in connection with any such offering.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

In order for us to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

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

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

The following table sets forth: (i) the net asset value per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE during the applicable period and (iii) the closing high and low sales prices as a premium (discount) to net asset value during the applicable period. On February 26, 2016, the last reported closing sales price of our common stock on the NYSE was $8.25 per share.

	Net Asset Value Per Share(1)	Closing Sales Price		Premium (Discount) of High Sales Price to Net Asset Value Per Share(2)	Premium (Discount) of Low Sales Price to Net Asset Value Per Share(2)
For the Three Months Ended		High	Low
Fiscal 2014
Period from April 16, 2014 to June 30, 2014	$10.28	$10.67	$10.07	3.79%	(2.04)%
September 30, 2014	10.19	10.77	10.25	5.69%	0.59%
December 31, 2014	9.83	10.63	9.85	8.14%	0.20%
Fiscal 2015
March 31, 2015	9.90	10.16	9.19	2.63%	(7.17)%
June 30, 2015	9.89	10.52	9.84	6.37%	(0.51)%
September 30, 2015	9.64	10.36	9.01	7.47%	(6.54)%
December 31, 2015	9.10	9.98	8.92	9.55%	(1.98)%

(1)	Net asset value per share is determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low closing, sales prices. The net asset values shown are based on outstanding shares at the end of the relevant period.

(2)	Calculated as the respective high or low closing sale price less net asset value, divided by net asset value (in each case, as of the applicable period).

As of February 26, 2016, we had 2,633 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare and pay regular cash distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013(1)	$0.8303	$212,153
2014(2)(3)	1.0843	267,856
2015	0.8910	215,606

(1)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(2)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014.

(3)	On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, our board of directors also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On February 25, 2016, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 4, 2016 to stockholders of record as of the close of business on March 23, 2016.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended December 31, 2015. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31, 2015	23,931	$9.6508	23,931	$3,836
November 1 to November 30, 2015	—	—	—	$3,836
December 1 to December 31, 2015	123,476	$9.1206	123,476	$2,479

	147,407	$9.2067	147,407

(1)	On March 16, 2015, Franklin Square Holdings entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The FSH Trading Plan provides for the purchase of up to $4,000 worth of shares of our common stock, subject to the limitations provided therein. The FSH Trading Plan is scheduled to expire on March 31, 2016.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS Investment Corporation under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data:
Investment income	$474,797	$464,819	$474,566	$303,222	$115,484
Operating expenses
Total expenses and excise taxes	209,707	225,648	229,590	169,315	44,120
Less: Management fee waiver	—	(2,837)	—	—	—

Net expenses and excise taxes	209,707	222,811	229,590	169,315	44,120

Net investment income (loss)	265,090	242,008	244,976	133,907	71,364
Total net realized and unrealized gain (loss) on investments	(226,705)	(47,227)	20,864	196,292	(17,894)

Net increase (decrease) in net assets resulting from operations	$38,385	$194,781	$265,840	$330,199	$53,470

Per share data:
Net investment income (loss)—basic and diluted(1)	$1.10	$0.97	$0.96	$0.59	$0.76

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.16	$0.78	$1.04	$1.45	$0.57

Distributions declared(2)	$0.89	$1.08	$0.83	$0.86	$0.91

Balance sheet data:
Total assets	$4,149,663	$4,354,886	$4,444,577	$4,346,753	$2,144,225

Credit facilities, notes and repurchase agreement payable	$1,824,389	$1,863,827	$1,673,682	$1,649,713	$554,286

Total net assets	$2,208,928	$2,366,986	$2,640,992	$2,511,738	$1,498,892

Other data:
Total return based on net asset value(3)	1.63%	7.17%	10.43%	15.83%	8.93%
Total return based on market value(4)	(0.50)%	5.35%	—%	—%	—%
Number of portfolio company investments at period end	114	118	165	263	183
Total portfolio investments for the period	$1,647,620	$2,178,075	$2,641,733	$3,863,334	$1,978,499
Proceeds from sales and prepayments of investments	$1,625,520	$2,121,939	$2,510,887	$1,971,447	$858,661

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)

The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of our future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

(4)	The total return based on market value for the year ended December 31, 2015 was calculated by taking the closing price of our shares on the NYSE on December 31, 2015, adding the cash distributions per share that were declared during the year ended December 31, 2015 and dividing the total by $9.93, the closing price of our shares on the NYSE on December 31, 2014. The total return based on market value for the year ended December 31, 2014 was calculated by taking the closing price of our shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of our shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on market value in the table should not be considered a representation of our future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated

terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

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

•

all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing administrative services for us and administrative personnel paid by FB Advisor or GDFM, to the extent they are not controlling persons of FB Advisor, or GDFM, or any of their respective affiliates, subject to the limitations included in the July 2014 investment advisory agreement and the administration agreement.

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

Portfolio Investment Activity for the Year Ended December 31, 2015 and 2014

During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,647,620. During the same period, we sold investments for proceeds of $607,368 and received principal repayments of $1,018,152. As of December 31, 2015, our investment portfolio, with a total fair value of $4,029,371 (54% in first lien senior secured loans, 15% in second lien senior secured loans, 6% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 12% in equity/other), consisted of interests in 114 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $113.2 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par, and our estimated gross portfolio yield, prior to leverage, was 9.8% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return based on net asset value was 1.63% and our total return based on market value was (0.50)%.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,178,075. During the same period, we sold investments for proceeds of $1,246,624 and received principal repayments of $875,315. As of December 31, 2014, our investment portfolio, with a total fair value of $4,183,447 (53% in first lien senior secured loans, 17% in second lien senior secured loans, 8% in senior secured bonds, 11% in subordinated debt, 3% in collateralized securities and 8% in equity/other), consisted of interests in 118 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $155.2 million. As of December 31, 2014, the debt investments in our portfolio were purchased at a weighted average price of 97.4% of par, and our estimated gross portfolio yield, prior to leverage, was 10.0% based upon the amortized cost of our investments. For the year ended December 31, 2014, our total return based on net asset value was 7.17% and our total return based on market value, from April 16, 2014 (the first day the shares began trading on the NYSE) through December 31, 2014, was 5.35%.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and total return based on net asset value do not represent actual investment returns to stockholders. Our estimated gross portfolio yield and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. See footnotes 6 and 7 to the table included in Note 11 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2015 and 2014:

	For the Year Ended
Net Investment Activity	December 31, 2015	December 31, 2014
Purchases	$1,647,620	$2,178,075
Sales and Redemptions	(1,625,520)	(2,121,939)

Net Portfolio Activity	$22,100	$56,136

	For the Year Ended
	December 31, 2015		December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$941,661	57%	$1,260,125	58%
Senior Secured Loans—Second Lien	268,790	16%	386,982	17%
Senior Secured Bonds	108,787	7%	215,937	10%
Subordinated Debt	200,471	12%	169,456	8%
Collateralized Securities	482	0%	19,217	1%
Equity/Other	127,429	8%	126,358	6%

Total	$1,647,620	100%	$2,178,075	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,248,419	$2,173,829	54%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	661,742	624,814	15%	713,675	708,255	17%
Senior Secured Bonds	344,196	240,754	6%	423,961	359,275	8%
Subordinated Debt	492,658	438,414	11%	467,645	464,304	11%
Collateralized Securities	94,694	85,007	2%	110,362	123,920	3%
Equity/Other	353,477	466,553	12%	250,497	321,487	8%

Total	$4,195,186	$4,029,371	100%	$4,182,097	$4,183,447	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Number of Portfolio Companies	114	118
% Variable Rate (based on fair value)	66.8%	69.0%
% Fixed Rate (based on fair value)	21.6%	23.3%
% Income Producing Equity/Other Investments (based on fair value)	4.1%	2.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	7.5%	4.8%
Average Annual EBITDA of Portfolio Companies	$113,200	$155,200
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.3%	97.4%
% of Investments on Non-Accrual (based on fair value)	—	0.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2015:

New Direct Originations	For the Three Months Ended December 31, 2015	For the Year Ended December 31, 2015
Total Commitments (including unfunded commitments)	$604,203	$1,484,144
Exited Investments (including partial paydowns)	(318,719)	(1,123,440)

Net Direct Originations	$285,484	$360,704

	For the Three Months Ended December 31, 2015		For the Year Ended December 31, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$365,166	60%	$983,297	66%
Senior Secured Loans—Second Lien	32,886	6%	213,117	15%
Senior Secured Bonds	59,249	10%	61,361	4%
Subordinated Debt	72,382	12%	106,379	7%
Collateralized Securities	—	—	—	—
Equity/Other	74,520	12%	119,990	8%

Total	$604,203	100%	$1,484,144	100%

	For the Three Months Ended December 31, 2015	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$37,763	$26,503
Weighted Average Maturity for New Direct Originations	10/10/21	2/27/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.6%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	12.3%	10.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.9%	10.2%

The following table presents certain selected information regarding our direct originations as of December 31, 2015 and 2014:

Characteristics of All Direct Originations held in Portfolio	December 31, 2015	December 31, 2014
Number of Portfolio Companies	71	52
Average Annual EBITDA of Portfolio Companies	$61,500	$47,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.9x	4.6x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,434,588	85%	$3,147,946	75%
Opportunistic	488,969	12%	790,060	19%
Broadly Syndicated/Other	105,814	3%	245,441	6%

Total	$4,029,371	100%	$4,183,447	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$95,950	2%	$24,737	1%
Capital Goods	906,387	22%	964,394	23%
Commercial & Professional Services	327,407	8%	283,513	7%
Consumer Durables & Apparel	259,789	6%	319,160	8%
Consumer Services	426,534	11%	692,533	17%
Diversified Financials	154,651	4%	179,548	4%
Energy	365,698	9%	434,424	10%
Food & Staples Retailing	—	—	18,324	0%
Food, Beverage & Tobacco	10,648	0%	—	—
Health Care Equipment & Services	195,420	5%	104,205	3%
Materials	275,429	7%	297,179	7%
Media	126,742	3%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	—	—	16,243	0%
Retailing	64,647	2%	5,004	0%
Semiconductors & Semiconductor Equipment	5,530	0%	—	—
Software & Services	425,992	11%	312,505	7%
Technology Hardware & Equipment	127,682	3%	137,471	3%
Telecommunication Services	160,206	4%	161,951	4%
Transportation	100,659	3%	74,813	2%

Total	$4,029,371	100%	$4,183,447	100%

As of December 31, 2015, except for JW Aluminum Co., in which we have a second lien secured loan investment and two equity/other investments, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2015, except for Allen Systems Group, Inc., in which we have a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which we have an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, we had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. As of December 31, 2014, we had ten unfunded debt investments with aggregate unfunded commitments of $101,099 and one unfunded commitment to purchase up to $788 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our audited consolidated schedule of investments as of December 31, 2015 and December 31, 2014.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$723,402	18%	$484,332	12%
2	2,748,923	68%	3,213,335	77%
3	501,659	13%	434,620	10%
4	44,046	1%	37,178	1%
5	11,341	0%	13,982	0%

Total	$4,029,371	100%	$4,183,447	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Revenues

We generated investment income of $474,797 and $464,819 for the years ended December 31, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $440,121 and $423,550 of cash income earned as well as $34,676 and $41,269 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the years ended December 31, 2015 and 2014, we generated $423,817 and $418,749, respectively, of interest income, which represented 89.3% and 90.1%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the years ended December 31, 2015 and 2014, we generated $44,182 and $44,961, respectively, of fee income, which represented 9.3% and 9.7%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The increase in interest income is due primarily to increased prepayment activity during the year ended December 31, 2015.

During the years ended December 31, 2015 and 2014, we generated $6,798 and $1,109, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the year ended December 31, 2015.

Expenses

Our net expenses were $203,651 and $217,411 for the years ended December 31, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FB Advisor of $75,401 and $84,617 for the years ended December 31, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $4,182 and $4,794 for the years ended December 31, 2015 and 2014, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the year ended December 31, 2015, we accrued a subordinated incentive fee on income of $61,036. As of December 31, 2015, a subordinated incentive fee on income of $13,374 was payable to FB Advisor. During the year ended December 31, 2014, we accrued a subordinated incentive fee on income of $58,122. During the year ended December 31, 2015 and 2014, we reversed capital gains incentive fees of $21,075 and $9,468, respectively, based on the performance of our portfolio. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $75,127 and $64,804 for the years ended December 31, 2015 and 2014, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,082 and $1,223 for the years ended December 31, 2015 and 2014, respectively. We incurred fees and expenses with our stock transfer agent of

$134 and $1,037 for the years ended December 31, 2015 and 2014, respectively. Fees for our board of directors were $1,026 and $1,027 for the years ended December 31, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $6,738 and $9,049 for the years ended December 31, 2015 and 2014, respectively, and consisted of the following:

	Year Ended December 31,
	2015	2014
Expenses associated with our independent audit and related fees	$486	$456
Compensation of our chief compliance officer(1)	25	100
Legal fees	1,826	3,071
Printing fees	1,079	1,792
Other	3,322	3,630

Total	$6,738	$9,049

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the years ended December 31, 2015 and 2014, we accrued $6,056 and $5,400, respectively, for excise taxes.

During the years ended December 31, 2015 and 2014, the ratio of our expenses to our average net assets was 8.90% and 8.79%, respectively. Our ratio of expenses to our average net assets during the years ended December 31, 2015 and 2014 includes $75,127 and $64,804, respectively, related to interest expense, $39,961 and $48,654, respectively, related to accruals for incentive fees and an accrual of $6,056 and $5,400, respectively, for excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.75% and 4.10% for the years ended December 31, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of adjusted expenses to average net assets during the year ended December 31, 2015 compared to the year ended December 31, 2014 can primarily be attributed to a reduction in management fees, as well as lower legal fees, administrative services expenses and stock transfer agent fees charged to us during the year ended December 31, 2015, as well as the costs associated with the listing of shares of our common stock on the NYSE incurred during the year ended December 31, 2014.

Net Investment Income

Our net investment income totaled $265,090 ($1.10 per share) and $242,008 ($0.97 per share) for the years ended December 31, 2015 and 2014, respectively. The increase in net investment income can be attributed to, among other things, the increase in revenues from interest and dividend income, and the decrease in operating expenses, for the year ended December 31, 2015, in each case, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $607,368 and $1,018,152, respectively, during the year ended December 31, 2015, from which we realized a net loss of $62,426. We also realized a net loss of $640 from settlements on foreign currency during the year ended December 31, 2015. We sold investments and received principal repayments of $1,246,624 and $875,315, respectively, during the year ended December 31, 2014, from which we realized a net gain of $30,607. We also realized a net loss of $301 from settlements on foreign currency during the year ended December 31, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(167,165) and the net change in unrealized gain (loss) on foreign currency totaled $3,526. For the year ended December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(82,146) and the net change in unrealized gain (loss) on foreign currency totaled $4,613. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2015 was primarily driven by a general widening of credit spreads and decreased valuations of certain energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2015, the net increase in net assets resulting from operations was $38,385 ($0.16 per share) compared to a net increase in net assets resulting from operations of $194,781 ($0.78 per share) during the year ended December 31, 2014.

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

Net Investment Income

Our net investment income totaled $242,008 ($0.97 per share) and $244,976 ($0.96 per share) for the years ended December 31, 2014 and 2013, respectively. The decrease in net investment income can be attributed to, among other things, a reduction in revenues for the year ended December 31, 2014 which were largely offset by the expense reductions noted above. The increase in net investment income on a per share basis is due to a year over year decline in average shares outstanding as a result of the modified “Dutch auction” tender offer we conducted in April 2014 in connection with the listing of our shares on the NYSE, or the listing tender offer.

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

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $81,987 in cash and foreign currency, which we held in a custodial account, and $390,375 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2015, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2015, we had nineteen debt investments with aggregate unfunded commitments of $129,660 and two equity investments with aggregate unfunded commitments of $590. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$—		$125,000	January 19, 2016
ING Credit Facility	Revolving Credit Facility	L+2.50%	$34,625	(1)	$265,375	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,125 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,877,789 and 3.75%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.96%.

Arch Street Credit Facility

On July 14, 2014, Arch Street Funding LLC, or Arch Street, our former wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Arch Street credit facility, with Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Arch Street credit facility provided for borrowings in an aggregate principal amount up to $350,000 on a committed basis. Prior to the termination of the Arch Street credit facility, borrowings under the Arch Street credit facility accrued interest at a rate equal to three-month LIBOR plus 2.05% per annum. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee of 0.50% to the extent the aggregate principal amount available under the facility was not borrowed.

As of December 31, 2015 and 2014, no amounts remained outstanding under the Arch Street credit facility.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$4,173	$10,093
Non-usage fees	220	311
Amortization of deferred financing costs	2,896	1,481

Total interest expense	$7,289	$11,885

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$6,464	$12,121
Average borrowings under the facility(2)	$360,986	$488,712
Effective interest rate on borrowings (including the effect of non-usage fees)	—	1.99%
Weighted average interest rate (including the effect of non-usage fees)	2.24%	2.10%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the Arch Street credit facility are calculated from the beginning of the period to July 14, 2014, the date we terminated the facility.

Borrowings of Arch Street were considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, our wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On December 15, 2015, Broad Street and Deutsche Bank entered into an amendment to the facility which extended the maturity date to January 19, 2016. The Broad Street credit facility terminated on January 19, 2016. The Broad Street credit facility provided for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank was a lender and served as administrative agent under the facility.

Under the Broad Street credit facility, we transferred debt securities to Broad Street from time to time as a contribution to capital and retained a residual interest in the contributed debt securities through our ownership of Broad Street. The obligations of Broad Street under the facility were non-recourse to us and our exposure under the facility was limited to the value of our investment in Broad Street.

As of December 31, 2015 and 2014, $0 and $65,808, respectively, was outstanding under the Broad Street credit facility. The carrying amount outstanding under the facility approximated its fair value. We incurred costs of $2,566 in connection with obtaining and amending the facility, which we had recorded as deferred financing costs on our consolidated balance sheets and amortized to interest expense over the life of the facility. As of December 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$406	$1,847	$4,117
Non-usage fees	—	—	72
Amortization of deferred financing costs	—	—	225

Total interest expense	$406	$1,847	$4,414

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$635	$1,719	$4,735
Average borrowings under the facility(2)	$69,063	$107,113	$230,466
Effective interest rate on borrowings (including the effect of non-usage fees)	—	1.75%	1.74%
Weighted average interest rate (including the effect of non-usage fees)	1.76%	1.75%	1.76%

(1)	Interest under the Broad Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility are calculated for the period we had borrowings outstanding under the facility.

Borrowings of Broad Street were considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

ING Credit Facility

On April 3, 2014, we entered into a senior secured credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders thereto, or the ING credit facility. The ING credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for us to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments. The ING credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000. Our obligations under the ING credit facility are guaranteed by all of our subsidiaries, other than our special-purpose financing subsidiaries. Our obligations under the ING credit facility are secured by a first priority security interest in substantially all of our assets and the subsidiary guarantors thereunder other than the equity interests of our special-purpose financing subsidiaries.

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which we elect the base rate option is payable at a rate equal to 1.5% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which we elect the option to borrow in Euro is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion is 65% or more of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is less than 65%. We will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

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

As of December 31, 2015 and 2014, $34,625 and $123,019, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €29,125 and €29,625, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $3,406 in connection with obtaining the ING credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $1,420 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the ING credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$2,527	$3,994	—
Non-usage fees	1,520	616	—
Amortization of deferred financing costs	1,131	855	—

Total interest expense	$5,178	$5,465	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$3,741	$4,272	—
Average borrowings under the facility(2)	$92,550	$251,387	—
Effective interest rate on borrowings (including the effect of non-usage fees)	10.79%	3.23%	—
Weighted average interest rate (including the effect of non-usage fees)	4.31%	2.46%	—

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	For the year ended December 31, 2014, average borrowings under the ING credit facility are calculated for the period since we commenced borrowing thereunder to December 31, 2014.

JPM Financing

On July 21, 2011, through our two wholly-owned, special-purpose financing subsidiaries, Locust Street, and Race Street, we entered into the JPM Facility. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements. We and JPM most recently amended the financing arrangement on May 8, 2015 to, among other things, reduce the amount of outstanding available debt financing from $950,000 to $800,000.

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, and Supplemental Indenture No. 2, dated May 8, 2015, in each case, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes issued by Locust Street is $960,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street has purchased all Class A Notes issued by Locust Street at a purchase price equal to their par value.

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

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of May 8, 2015, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM purchased the $960,000 of Class A Notes held by Race Street for a purchase price equal to $800,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell the Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for the Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Race Street is permitted to reduce (based on certain thresholds during specified periods) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the assets held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the assets held by Locust Street must be at least $545,000. In either such event, in order to satisfy these requirements, Race Street intends to borrow funds from us pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012 and April 23, 2013, between Race Street, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

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

As of December 31, 2015 and 2014, Class A Notes in the aggregate principal amount of $960,000 and $1,140,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $800,000 and $950,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. We funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2015 and 2014, Race Street’s liability under the JPM Facility was $800,000 and $950,000, plus $5,633 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on our financial statements.

As of December 31, 2015 and 2014, the fair value of assets held by Locust Street was $1,661,239 and $1,832,095, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2015 and 2014, the fair value of assets held by Race Street was $817,593 and $855,341, respectively.

We incurred costs of $425 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of December 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the JPM Facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$28,081	$31,304	$26,452
Non-usage fees	—	—	—
Amortization of deferred financing costs	61	112	106

Total interest expense	$28,142	$31,416	$26,558

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$29,138	$31,304	$24,060
Average borrowings under the facility	$852,192	$950,000	$802,746
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%	3.25%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.25%	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Walnut Street Credit Facility

On December 3, 2014, Walnut Street Funding LLC, or Walnut Street, our former wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Walnut Street credit facility, with Wells Fargo Bank, National Association, or together with Wells Fargo Securities, LLC, Wells Fargo. Wells Fargo Securities, LLC served as the administrative agent and Wells Fargo Bank, National Association was the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis. Prior to the termination of the Walnut Street credit facility, borrowings under the Walnut Street credit facility accrued interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the Walnut Street credit facility was not borrowed.

As of December 31, 2015 and 2014, no amounts remained outstanding under the Walnut Street credit facility.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$6,009	$7,118
Non-usage fees	734	33
Amortization of deferred financing costs	2,805	755

Total interest expense	$9,548	$7,906

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$8,444	$6,959
Average borrowings under the facility(2)	$235,768	$243,583
Effective interest rate on borrowings (including the effect of non-usage fees)	—	2.89%
Weighted average interest rate (including the effect of non-usage fees)	3.18%	2.90%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the Walnut Street credit facility are calculated from the beginning of the period to December 3, 2014, the date we terminated the facility.

Borrowings of Walnut Street were considered borrowings by us for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

4.000% Notes due 2019

On July 14, 2014, we and U.S. Bank National Association, or U.S. Bank, entered into an indenture, or the base indenture, and a first supplemental indenture thereto, or together with any supplemental indentures, the indenture, relating to our issuance of $400,000 aggregate principal amount of 4.000% notes due 2019, or the 4.000% notes.

The 4.000% notes will mature on July 15, 2019 and may be redeemed in whole or in part at our option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.000% notes bear interest at a rate of 4.000% per year, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2015. The 4.000% notes are general unsecured obligations by us that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 4.000% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

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

As of December 31, 2015 and 2014, $400,000 of the 4.000% notes was outstanding. As of December 31, 2015, the fair value of the 4.000% notes was approximately $400,572. We incurred costs of $569 in connection with issuing the 4.000% notes, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the 4.000% notes. As of December 31, 2015, $396 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, we have charged $5,608 of discount against the carrying amount of such notes. As of December 31, 2015, $3,965 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the 4.000% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$16,082	$7,496	—
Amortization of deferred financing costs and discount	1,240	576	—

Total interest expense	$17,322	$8,072	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$16,044	—	—
Average borrowings under the 4.000% notes(2)	$400,000	$400,000	—
Effective interest rate on borrowings	4.00%	4.00%	—
Weighted average interest rate	4.00%	4.00%	—

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the 4.000% notes are calculated for the period since the date of issuance to December 31, 2014.

4.250% Notes due 2020

On December 3, 2014, we and U.S. Bank entered into a second supplemental indenture to the base indenture relating to our issuance of $325,000 aggregate principal amount of 4.250% notes due 2020, or the 4.250% notes.

The 4.250% notes will mature on January 15, 2020 and may be redeemed in whole or in part at our option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.250% notes bear interest at a rate of 4.250% per year, payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2015. The 4.250% notes are general unsecured obligations by us that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 4.250% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

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

As of December 31, 2015 and 2014, $325,000 of the 4.250% notes was outstanding. As of December 31, 2015, the fair value of the 4.250% notes was approximately $326,233. We incurred costs of $839 in connection with issuing the 4.250% notes, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the 4.250% notes. As of December 31, 2015, $663 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, we have charged $4,115 of discount against the carrying amount of such notes. As of December 31, 2015, $3,247 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the 4.250% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$13,966	$1,097	—
Amortization of deferred financing costs and discount	974	70	—

Total interest expense	$14,940	$1,167	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$8,518	—	—
Average borrowings under the 4.250% notes	$325,000	$325,000	—
Effective interest rate on borrowings	4.25%	4.25%	—
Weighted average interest rate	4.25%	4.25%	—

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the 4.250% notes are calculated for the period since the date of issuance to December 31, 2014.

4.750% Notes due 2022

On April 30, 2015, we and U.S. Bank entered into a third supplemental indenture to the base indenture relating to our issuance of $275,000 aggregate principal amount of 4.750% notes due 2022, or the 4.750% notes.

The 4.750% notes will mature on May 15, 2022 and may be redeemed in whole or in part at our option at any time or from time to time at the applicable redemption price set forth in the indenture. The 4.750% notes bear interest at a rate of 4.750% per year, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The 4.750% notes are general unsecured obligations by us that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 4.750% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

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

As of December 31, 2015 and 2014, $275,000 and $0 of the 4.750% notes was outstanding. As of December 31, 2015, the fair value of the 4.750% notes was approximately $270,643. We incurred costs of $469 in connection with issuing the 4.750% notes, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the 4.750% notes. As of December 31, 2015, $431 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, we have charged $3,344 of discount against the carrying amount of such notes. As of December 31, 2015, $3,024 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the 4.750% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$8,781	—	—
Amortization of deferred financing costs and discount	358	—	—

Total interest expense	$9,139	—	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$7,076	—	—
Average borrowings under the 4.750% notes(2)	$275,000	—	—
Effective interest rate on borrowings	4.75%	—	—
Weighted average interest rate	4.75%	—	—

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	Average borrowings under the 4.750% notes are calculated for the period since the date of issuance to December 31, 2015.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2015, 2014 or 2013 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the new DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013(1)	$0.8303	$212,153
2014(2)(3)	1.0843	267,856
2015	0.8910	215,606

(1)	On June 25, 2013, our board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, our board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(2)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014.

(3)	On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On February 25, 2016, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 4, 2016 to stockholders of record as of the close of business on March 23, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	181,509	84%	196,227	73%	212,153	100%
Short-term capital gains proceeds from the sale of assets	—	—	39,835	15%	—	—
Long-term capital gains proceeds from the sale of assets	34,097	16%	31,794	12%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$215,606	100%	$267,856	100%	$212,153	100%

(1)	During the years ended December 31, 2015, 2014 and 2013, 92.7%, 91.1% and 89.3%, respectively, of our gross investment income was attributable to cash income earned, 2.3%, 5.2% and 9.1%, respectively, was attributable to non-cash accretion of discount and 5.0%, 3.7% and 1.6%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $220,039, $221,880 and $236,936, respectively. As of December 31, 2015, we had $156,556 of undistributed net investment income and $29,888 of accumulated capital losses on a tax basis. As of December 31, 2014 and 2013, we had $152,743 and $148,676, respectively, of undistributed net investment income and realized gains on a tax basis.

Our undistributed net investment income on a tax basis as of December 31, 2014 was adjusted following the filing of our 2014 tax return in September 2015. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2014 exceeding GAAP-basis income on account of collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in our investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2014.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and the reversal of non-deductible excise taxes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP-basis net investment income	$265,090	$242,008	$244,976
Reversal of incentive fee accrual on unrealized gains	(21,075)	(9,468)	2,583
Excise taxes	6,056	5,400	5,742
Reclassification of unamortized original issue discount and prepayment fees	(35,005)	(19,436)	(15,904)
Other miscellaneous differences	4,973	3,376	(461)

Tax-basis net investment income	$220,039	$221,880	$236,936

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $17,657 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $13,364 and $4,293, respectively. During the year ended December 31, 2014, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $19,737 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $7,292 and $12,445, respectively. During the year ended December 31, 2013, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$156,556	$118,026
Distributable realized gains (accumulated capital losses)(1)	(29,888)	34,097
Incentive fee accrual on unrealized gains	—	(21,075)
Unamortized organization costs	(343)	(386)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(2)	(184,276)	(22,465)

Total	$(57,951)	$108,197

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2015, we had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $3,258 and $26,630, respectively.

(2)	As of December 31, 2015 and 2014, the gross unrealized appreciation on our investments and gain on foreign currency was $148,633 and $137,042, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on our investments and loss on foreign currency was $332,909 and $159,507, respectively.

The aggregate cost of our investments for U.S. federal income tax purposes totaled $4,221,604 and $4,210,343 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(184,276) and $(22,465) as of December 31, 2015 and 2014, respectively.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2015, 2014 and 2013.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FB Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

•

our valuation committee reviews the preliminary valuations and FB Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

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

Our investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Sixty senior secured loan investments, three senior secured bond investments, fourteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which was traded on an active public market, was valued at its closing price as of December 31, 2015. Two senior secured loan investments, which were newly issued and purchased near December 31, 2015, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value.

Our investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Forty-one senior secured loan investments, one senior secured bond investment, eleven subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which was traded on an active public market, was valued at its closing price as of December 31, 2014. One senior secured loan investment and two collateralized loan securities, which were newly issued and purchased near December 31, 2014, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments, including three equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Capital Gains Incentive Fee

Pursuant to the terms of each of the investment advisory and administrative services agreement, dated February 12, 2008, or the 2008 investment advisory and administrative services agreement, between us and FB Advisor, the amended and restated investment advisory agreement, dated April 16, 2014, or the April 2014 investment advisory agreement, between us and FB Advisor, and the July 2014 investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2015, 2014 and 2013.

For the years ended December 31, 2015, 2014 and 2013, we incurred $75,401, $81,780 and $90,247, respectively, in base management fees and $4,182, $4,794 and $5,165, respectively, in administrative services expenses under the agreements governing investment advisory and administrative services. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2015, 2014 and 2013, we accrued a subordinated incentive fee on income of $61,036, $58,122 and $62,253, respectively, based upon the performance of our portfolio. During the year ended December 31, 2015, we paid FB Advisor $60,751 in subordinated incentive fees on income. As of December 31, 2015, subordinated incentive fees on income of $13,374 were payable to FB Advisor. During the years ended December 31, 2015 and 2014, we reversed $21,075 and $9,468, respectively, of capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2013, we accrued $4,173 of capital gains incentive fees based on the performance of our portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. We paid FB Advisor no capital gains incentive fees during the year ended December 31, 2015. As of December 31, 2015, we had accrued no capital gains incentive fees.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Broad Street Credit Facility(1)	—	—	—	—	—
ING Credit Facility(2)	$34,625	—	$34,625	—	—
JPM Facility(3)	$800,000	$800,000	—	—	—
4.000% Notes due 2019(4)	$400,000	—	—	$400,000	—
4.250% Notes due 2020(5)	$325,000	—	—	$325,000	—
4.750% Notes due 2022(6)	$275,000	—	—	—	$275,000

(1)	At December 31, 2015, $125,000 remained unused under the Broad Street credit facility.

(2)	At December 31, 2015, $265,375 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Amount includes borrowings in U.S. dollars and Euros. Euro balance outstanding of €29,125 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015 to reflect total amount outstanding in U.S. dollars.

(3)	At December 31, 2015, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of December 31, 2015, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The following table describes the fees and expenses we accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014	2013
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$75,401	$81,780	$90,247
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(21,075)	$(9,468)	$4,173
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$61,036	$58,122	$62,253
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$4,182	$4,794	$5,165

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. For the year ended December 31, 2014, amount shown is net of waivers of $2,837. During the years ended December 31, 2015, 2014 and 2013, $76,546, $84,920, and $89,054, respectively, in base management fees were paid to FB Advisor. As of December 31, 2015, $18,415 in base management fees were payable to FB Advisor.

(2)	During the years ended December 31, 2015 and 2014, we reversed capital gains incentive fees of $21,075 and $9,468, respectively, based on the performance of our portfolio. During the year ended December 31, 2013, we accrued capital gains incentive fees of $4,173 based on the performance of our portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FB Advisor no capital gains incentive fees during the year ended December 31, 2015. As of December 31, 2015, no capital gains incentive fees were accrued.

(3)	During the year ended December 31, 2015, $60,751 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2015, a subordinated incentive fee on income of $13,374 was payable to FB Advisor.

(4)	During the years ended December 31, 2015, 2014 and 2013, $3,664, $3,849 and $4,463, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $4,646, $4,537 and $4,959, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2015, 2014 and 2013.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our agreements with FB Advisor and our other related party transactions and relationships, including our exemptive relief order, our terminated expense reimbursement agreement and our trademark license agreement with Franklin Square Holdings.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 66.8% of our portfolio investments (based on fair value) paid variable interest rates, 21.6% paid fixed interest rates, 4.1% were income producing equity or other investments, and the remaining 7.5% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the ING credit facility, we borrow at a floating rate based on a benchmark interest rate. Under the terms of the agreements governing the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. Under the indenture governing the 4.000% notes, the 4.250% notes and the 4.750% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 60 basis points	$(1,437)	$(204)	$(1,233)	(0.4)%
No change	—	—	—	—
Up 100 basis points	12,934	340	12,594	3.8%
Up 300 basis points	67,640	1,020	66,620	19.9%
Up 500 basis points	122,960	1,700	121,260	36.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2015, 2014 and 2013 we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2015 and 2014 and the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

February 29, 2016

Part I—FINANCIAL INFORMATION

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,027,950 and $4,164,166, respectively)	$3,820,283	$4,168,654
Non-controlled/affiliated investments (amortized cost—$91,248 and $17,931, respectively)	132,357	14,793
Controlled/affiliated investments (amortized cost—$75,988 and $0, respectively)	76,731	—

Total investments, at fair value (amortized cost—$4,195,186 and $4,182,097, respectively)	4,029,371	4,183,447
Cash	80,807	95,205
Foreign currency, at fair value (cost—$1,175 and $1,661, respectively)	1,180	1,639
Receivable for investments sold and repaid	66	8,976
Interest receivable	34,600	51,814
Deferred financing costs	2,910	13,097
Prepaid expenses and other assets	729	708

Total assets	$4,149,663	$4,354,886

Liabilities
Payable for investments purchased	$—	$28,095
Credit facilities payable	34,625	188,827
Unsecured notes payable	989,764	725,000
Repurchase agreement payable(1)	800,000	950,000
Stockholder distributions payable	54,093	17,885
Management fees payable	18,415	19,560
Accrued capital gains incentive fees(2)	—	21,075
Subordinated income incentive fees payable(2)	13,374	13,089
Administrative services expense payable	946	1,410
Interest payable	22,061	15,850
Directors’ fees payable	282	296
Deferred financing costs payable	—	473
Other accrued expenses and liabilities	7,175	6,340

Total liabilities	1,940,735	1,987,900

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 242,847,016 and 240,896,559 shares issued and outstanding, respectively	243	241
Capital in excess of par value	2,264,345	2,258,548
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(45,748)	33,758
Accumulated undistributed (distributions in excess of) net investment income(4)	147,946	68,658
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(157,858)	5,781

Total stockholders’ equity	2,208,928	2,366,986

Total liabilities and stockholders’ equity	$4,149,663	$4,354,886

Net asset value per share of common stock at year end	$9.10	$9.83

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Investment income
From non-controlled/unaffiliated investments:
Interest income	$420,834	$418,749	$427,510
Fee income	43,392	44,961	37,084
Dividend income	6,499	810	9,972
From non-controlled/affiliated investments:
Interest income	2,603	—	—
Fee income	790	—	—
Dividend income	299	299	—
From controlled/affiliated investments:
Interest income	380	—	—

Total investment income	474,797	464,819	474,566

Operating expenses
Management fees(1)	75,401	84,617	90,247
Capital gains incentive fees(2)	(21,075)	(9,468)	4,173
Subordinated income incentive fees(2)	61,036	58,122	62,253
Administrative services expenses	4,182	4,794	5,165
Stock transfer agent fees	134	1,037	2,820
Accounting and administrative fees	1,082	1,223	1,390
Interest expense	75,127	64,804	50,763
Directors’ fees	1,026	1,027	943
Listing advisory fees	—	5,043	—
Other general and administrative expenses	6,738	9,049	6,094

Total operating expenses	203,651	220,248	223,848
Management fee waiver(1)	—	(2,837)	—

Net expenses	203,651	217,411	223,848

Net investment income before taxes	271,146	247,408	250,718
Excise taxes	6,056	5,400	5,742

Net investment income	265,090	242,008	244,976

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(62,426)	30,607	47,014
Net realized gain (loss) on foreign currency	(640)	(301)	(111)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(212,155)	(79,008)	(25,982)
Non-controlled/affiliated investments	44,247	(3,138)	—
Controlled/affiliated investments	743	—	—
Net change in unrealized gain (loss) on foreign currency	3,526	4,613	(57)

Total net realized and unrealized gain (loss) on investments	(226,705)	(47,227)	20,864

Net increase (decrease) in net assets resulting from operations	$38,385	$194,781	$265,840

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.16	$0.78	$1.04

Weighted average shares outstanding	241,946,850	248,799,524	255,315,516

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operations
Net investment income (loss)	$265,090	$242,008	$244,976
Net realized gain (loss) on investments and foreign currency	(63,066)	30,306	46,903
Net change in unrealized appreciation (depreciation) on investments	(167,165)	(82,146)	(25,982)
Net change in unrealized gain (loss) on foreign currency	3,526	4,613	(57)

Net increase (decrease) in net assets resulting from operations	38,385	194,781	265,840

Stockholder distributions(1)
Distributions from net investment income	(181,509)	(196,227)	(212,153)
Distributions from net realized gain on investments	(34,097)	(71,629)	—

Net decrease in net assets resulting from stockholder distributions	(215,606)	(267,856)	(212,153)

Capital share transactions(2)
Reinvestment of stockholder distributions	19,163	57,972	109,373
Repurchases of common stock	—	(258,903)	(33,806)

Net increase (decrease) in net assets resulting from capital share transactions	19,163	(200,931)	75,567

Total increase (decrease) in net assets	(158,058)	(274,006)	129,254
Net assets at beginning of year	2,366,986	2,640,992	2,511,738

Net assets at end of year	$2,208,928	$2,366,986	$2,640,992

Accumulated undistributed (distributions in excess of) net investment income(1)	$147,946	$68,658	$35,322

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$38,385	$194,781	$265,840
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,647,620)	(2,178,075)	(2,641,733)
Paid-in-kind interest	(23,529)	(16,987)	(7,715)
Proceeds from sales and repayments of investments	1,625,520	2,121,939	2,510,887
Net realized (gain) loss on investments	62,426	(30,607)	(47,014)
Net change in unrealized (appreciation) depreciation on investments	167,165	82,146	25,982
Accretion of discount	(29,886)	(24,282)	(43,266)
Amortization of deferred financing costs and discount	3,764	7,314	2,567
Unrealized (gain)/loss on borrowings in foreign currency	(3,690)	—	—
(Increase) decrease in receivable for investments sold and repaid	8,910	17,746	(6,562)
(Increase) decrease in interest receivable	17,214	(4,192)	(2,911)
(Increase) decrease in prepaid expenses and other assets	(21)	(552)	374
Increase (decrease) in payable for investments purchased	(28,095)	4,672	(55,997)
Increase (decrease) in management fees payable	(1,145)	(3,140)	1,193
Increase (decrease) in accrued capital gains incentive fees	(21,075)	(11,058)	(7,618)
Increase (decrease) in subordinated income incentive fees payable	285	(1,214)	910
Increase (decrease) in administrative services expense payable	(464)	257	206
Increase (decrease) in interest payable	6,211	5,287	321
Increase (decrease) in directors’ fees payable	(14)	42	254
Increase (decrease) in other accrued expenses and liabilities	835	(363)	3,664

Net cash provided by (used in) operating activities	175,176	163,714	(618)

Cash flows from financing activities
Reinvestment of stockholder distributions	19,163	57,972	109,373
Repurchases of common stock	—	(258,903)	(33,806)
Stockholder distributions	(179,398)	(268,642)	(210,485)
Borrowings under credit facilities(1)	217,899	386,173	17,050
Borrowings under unsecured notes(1)	275,000	725,000	—
Repayments of credit facilities(1)	(368,411)	(921,028)	(266,414)
Borrowings under repurchase agreement(2)	—	—	273,333
Repayments under repurchase agreement(2)	(150,000)	—	—
Deferred financing costs paid	(4,286)	(14,770)	—

Net cash provided by (used in) financing activities	(190,033)	(294,198)	(110,949)

Total increase (decrease) in cash	(14,857)	(130,484)	(111,567)
Cash and foreign currency at beginning of year	96,844	227,328	338,895

Cash and foreign currency at end of year	$81,987	$96,844	$227,328

Supplemental disclosure
Local and excise taxes paid	$5,853	$5,407	$1,347

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the years ended December 31, 2015, 2014 and 2013, the Company paid $36,014, $20,899 and $23,815, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the years ended December 31, 2015, 2014 and 2013, the Company paid $29,138, $31,304 and $24,060, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—98.4%
5 Arch Income Fund 2, LLC	(g)(h)(m)	Diversified Financials	10.5%		11/18/21	$2,384	$2,437	$2,384
5 Arch Income Fund 2, LLC	(g)(h)(m)(n)	Diversified Financials	10.5%		11/18/21	35,616	35,616	35,616
A.P. Plasman Inc.	(e)(f)(g)(h)	Capital Goods	L+775	1.0%	12/29/19	170,437	170,437	171,716
Aeneas Buyer Corp.	(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(g)(n)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(e)	Health Care Equipment & Services	L+813	1.0%	12/18/21	66,000	66,000	66,000
Aeneas Buyer Corp.	(g)(n)	Health Care Equipment & Services	L+750	1.0%	12/18/21	13,200	13,200	13,200
Allen Systems Group, Inc.	(e)(g)(q)	Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	37,941	37,941	38,321
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	10/10/21	1,724	1,724	1,707
Altus Power America, Inc.	(g)(n)	Energy	L+750	1.5%	10/10/21	1,401	1,401	1,387
American Racing and Entertainment, LLC	(e)	Consumer Services	L+800	1.0%	7/1/18	5,450	5,450	5,491
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	14,842
Aspect Software, Inc.	(g)	Software & Services	L+550, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	1,158	1,153	1,072
Atlas Aerospace LLC	(g)	Capital Goods	L+807	1.0%	5/8/19	20,000	20,000	19,900
Atlas Aerospace LLC	(g)(n)	Capital Goods	L+750	1.0%	5/8/19	7,619	7,619	7,581
BenefitMall Holdings, Inc.	(g)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,850	14,850	14,702
BenefitMall Holdings, Inc.	(g)(n)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,400
Blue Coat Holdings, Inc.	(g)(n)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,136	2,136	2,004
Blueprint Sub, Inc.	(e)	Software & Services	L+750	1.0%	5/7/21	26,891	26,891	26,805
Blueprint Sub, Inc.	(g)(n)	Software & Services	L+750	1.0%	5/7/21	3,509	3,509	3,498
Blueprint Sub, Inc.	(g)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Blueprint Sub, Inc.	(g)(n)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	74	74	73
Caesars Entertainment Operating Co., Inc.	(e)(g)(h)(j)	Consumer Services	5.2%		3/1/17	12,621	12,218	10,811
Caesars Entertainment Operating Co., Inc.	(e)(h)(j)	Consumer Services	6.0%		3/1/17	2,363	2,308	2,030
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(h)(j)	Consumer Services	8.1%		3/1/17	84,594	84,262	66,163
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	L+600	1.0%	10/11/20	22,069	21,072	20,152
Corel Corp.	(e)(f)(g)(h)	Software & Services	L+825		6/7/19	134,662	134,662	135,840
Corel Corp.	(g)(h)(n)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	42,336	42,480	41,435
CoSentry.Net, LLC	(e)(g)	Software & Services	L+800	1.3%	12/31/19	62,331	62,331	63,578
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,166	5,150	3,349
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,636	10,494	9,218
Flanders Corp.	(e)(g)	Capital Goods	L+950	1.5%	5/14/18	33,993	33,574	34,672
Fronton Holdings, LLC	(e)	Consumer Services	15.0%		4/30/19	3,736	3,708	3,736

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Bridge Manager LLC	(g)(h)	Diversified Financials	L+1050		5/1/20	$ 3,367	$ 3,384	$ 3,300
Greystone Bridge Manager LLC	(g)(h)(n)	Diversified Financials	L+1050		5/1/20	403	403	395
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+809	1.0%	3/26/21	1,000	1,000	990
H.M. Dunn Co., Inc.	(g)(n)	Capital Goods	L+725	1.0%	3/26/21	357	357	354
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	32,667
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	101,367	101,367	97,566
Imagine Communications Corp.	(g)(n)	Media	L+825	1.0%	4/29/20	30,000	30,000	28,875
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	13,954	13,954	13,814
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	25,377	25,377	26,519
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+858	1.0%	11/6/21	5,000	5,000	5,000
JMC Acquisition Merger Corp.	(g)(n)	Capital Goods	L+750	1.0%	11/6/21	906	906	906
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	68,600
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	31,983	31,757	31,183
LEAS Acquisition Co Ltd.	(g)(h)	Capital Goods	L+875	1.5%	6/30/19	€28,738	39,110	30,424
LEAS Acquisition Co Ltd.	(f)(h)	Capital Goods	L+875	1.5%	6/30/19	$10,083	10,083	9,830
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,855	12,855	12,726
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	64,110	63,843	63,148
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,414	8,338	3,954
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,117	6,061	2,874
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	40,250	40,250	40,250
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+845	1.0%	4/27/21	1,056	1,056	1,052
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	45	45	45
Nobel Learning Communities, Inc.	(g)(n)	Consumer Services	L+450	1.0%	4/27/20	94	94	94
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	18,817	18,817	16,276
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,569	44,569	44,123
Pittsburgh Glass Works, LLC	(e)	Automobiles & Components	L+916	1.0%	11/25/21	67,944	67,944	67,944
Polymer Additives, Inc.	(g)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,722
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+842	1.0%	11/25/21	30,000	30,000	30,020
Reddy Ice Corp.	(g)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	321	319	264
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,769	36,769	36,655
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+804	1.0%	9/25/21	31,313	31,313	30,921
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	193,376	193,376	196,277
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+825		12/4/21	80,000	80,000	79,200
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,768	30,075
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	20,063	19,768	14,571
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,560	92,208	92,792

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	$ 6,318	$ 6,321	$ 2,069
Stallion Oilfield Holdings, Inc.	(g)	Energy	L+675	1.3%	6/19/18	4,760	4,735	2,580
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,177	3,860
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% (12.0% Max PIK)		11/14/21	7,217	7,080	7,055
Sunnova Asset Portfolio 5 Holdings, LLC	(g)(n)	Energy	12.0% (12.0% Max PIK)		11/14/21	207	207	202
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	41,000	40,552	25,420
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	19,825
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	66,546	66,546	66,546
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,940
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	63,695	63,541	62,421
Warren Resources, Inc.	(f)(g)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,748
Waste Pro USA, Inc.	(e)(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,020	86,020	87,310
Waste Pro USA, Inc.	(g)(n)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,325
Zeta Interactive Holdings Corp.	(g)(n)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,232

Total Senior Secured Loans—First Lien							2,372,202	2,297,612
Unfunded Loan Commitments							(123,783)	(123,783)

Net Senior Secured Loans—First Lien							2,248,419	2,173,829

Senior Secured Loans—Second Lien—28.3%
AdvancePierre Foods, Inc.	(e)(g)	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	10,556	10,491	10,384
Alison US LLC	(g)(h)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,688	5,836
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	3,243	3,243	2,959
Arena Energy, LP	(g)	Energy	L+1000	1.0%	1/24/21	5,000	5,000	4,604
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	183,088	182,329	163,864
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,874	5,331
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	9,800
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,893	5,928
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,121	55,344
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,373	11,063
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,060	43,250
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
JW Aluminum Co.	(e)(f)(g)(r)	Materials	L+850	0.8%	11/17/20	32,887	32,887	32,887
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,092
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,450	16,425
Paw Luxco II Sarl	(f)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,535	12,460
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,008	79,600

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spencer Gifts LLC	(e)(g)	Retailing	L+825	1.0%	6/29/22	$60,000	$ 59,723	$ 60,300
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							661,742	624,814

Senior Secured Bonds—10.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,390	38,661
Aspect Software, Inc.	(f)(g)	Software & Services	10.6%		5/15/17	8,500	8,424	6,981
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	48,800	44,622	16,714
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	29,248	28,993	26,469
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,745	71,943
FourPoint Energy, LLC	(f)(n)	Energy	8.0%		12/31/20	5,906	5,877	4,592
Global A&T Electronics Ltd.	(g)(h)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,936	5,530
Lightstream Resources Ltd.	(f)(h)	Energy	9.9%		6/15/19	2,112	2,112	1,764
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	47,267	49,432
SandRidge Energy, Inc.	(g)	Energy	8.8%		6/1/20	19,500	19,457	5,953
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,250	18,592

Total Senior Secured Bonds							350,073	246,631
Unfunded Bond Commitments							(5,877)	(5,877)

Net Senior Secured Bonds							344,196	240,754

Subordinated Debt—19.8%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,102	3,922
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	18,065	18,089	11,754
Bellatrix Exploration Ltd.	(g)(h)	Energy	8.5%		5/15/20	5,000	4,911	3,369
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,773
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,012	4,756
Ceridian HCM Holding Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	10,800	11,354	8,532
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	237	132
Flanders Corp.	(e)(f)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	25,666	25,569	26,693
Flanders Corp.	(f)(g)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	25,754	24,651	27,750
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$57,459	$ 57,459	$ 57,459
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,397	9,397	9,397
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	517	517	517
Jupiter Resources Inc.	(f)(g)(h)	Energy	8.5%		10/1/22	6,425	5,399	2,578
Mood Media Corp.	(f)(g)(h)	Media	9.3%		10/15/20	43,135	42,256	27,660
Navistar International Corp.	(f)(h)	Capital Goods	8.3%		11/1/21	8,345	8,163	5,646
NewStar Financial, Inc.	(g)(h)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,501	50,188
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,815	9,525
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	6,000	5,943	5,760
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 0.0% PIK (2.5% Max PIK)		9/30/19	7,000	6,934	7,140
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,200	15,732
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,081	6,544
ThermaSys Corp.	(e)(f)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	135,676	135,676	122,278
VPG Group Holdings LLC	(e)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,247	5,247	5,037

Total Subordinated Debt							492,658	438,414

Collateralized Securities—3.9%
ACASC 2013-2A Class Subord. B	(f)(g)(h)	Diversified Financials	7.2%		10/25/25	30,500	21,267	16,659
Dryden CDO 23A Class Subord.	(g)(h)	Diversified Financials	9.8%		7/17/23	10,000	4,507	3,455
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(h)	Diversified Financials	14.2%		12/20/21	16,740	16,724	15,987
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,420
NewStar Clarendon 2014-1A Class Subord. B	(g)(h)	Diversified Financials	13.6%		1/25/27	17,900	16,150	14,955
Rampart CLO 2007 1A Class Subord.	(g)(h)	Diversified Financials	14.4%		10/25/21	10,000	2,576	3,034
Stone Tower CLO VI Class Subord.	(f)(h)	Diversified Financials	18.3%		4/17/21	5,000	1,823	2,141
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(h)	Diversified Financials	12.4%		1/15/24	42,504	30,186	27,356

Total Collateralized Securities							94,694	85,007

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—21.1%(i)
5 Arches, LLC, Common Equity	(g)(h)(j)(l)	Diversified Financials	9,475	$ 250	$ 250
Allen Systems Group, Inc., Common Equity	(g)(j)(q)	Software & Services	1,689,767	36,422	77,898
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	574,758	575	1,063
Altus Power America Management, LLC, Class B Units	(g)(j)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(g)(h)(j)	Consumer Services	2,000,000	16,832	15,260

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
AP Exhaust Holdings, LLC, Common Equity	(g)(j)(l)	Automobiles & Components	811	$ 811	$ 405
Aquilex Corp., Common Equity, Class A Shares	(e)	Commercial & Professional Services	15,128	1,087	4,496
Aquilex Corp., Common Equity, Class B Shares	(e)(f)	Commercial & Professional Services	32,637	1,690	9,700
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(j)(k)	Energy	10,192,939	9,700	2,039
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(h)(j)	Retailing	3,451,216	1,898	2,278
CoSentry.Net, LLC, Preferred Equity	(f)(j)	Software & Services	2,632	2,500	4,385
Eastman Kodak Co., Common Equity	(e)(g)(j)	Consumer Durables & Apparel	61,859	1,203	784
Flanders Corp., Common Equity	(f)(j)	Capital Goods	6,829,973	7,183	18,441
FourPoint Energy, LLC, Common Equity, Class C Units	(g)(j)(l)	Energy	21,000	21,000	14,700
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(j)(l)	Energy	3,937	2,601	2,776
Fronton Investor Holdings, LLC, Class B Units	(g)(l)(q)	Consumer Services	14,943	16,885	16,138
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(h)(j)	Commercial & Professional Services	30,791,193	30,791	30,791
Harvey Holdings, LLC, Common Equity	(g)(j)	Capital Goods	2,333,333	2,333	2,217
Imagine Communications Corp., Common Equity, Class A Units	(g)(j)	Media	33,034	3,783	2,124
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(j)(l)	Materials	347,107	347	573
JMC Acquisition Holdings, LLC, Common Equity	(g)(j)	Capital Goods	483	483	483
JW Aluminum Co., Common Equity	(e)(f)(g)(j)(r)	Materials	949	—	—
JW Aluminum Co., Preferred Equity	(e)(f)(g)(j)(r)	Materials	4,395	43,101	43,844
Leading Edge Aviation Services, Inc., Common Equity	(f)(j)	Capital Goods	4,401	464	—
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(j)	Capital Goods	1,303	1,303	1,263
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(j)(l)	Capital Goods	490,213	490	466
Micronics, Inc., Common Equity	(g)(j)	Capital Goods	53,073	553	536
Micronics, Inc., Preferred Equity	(g)(j)	Capital Goods	55	553	706
New Star Metals Inc., Common Equity	(g)(j)	Capital Goods	741,082	750	667
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(h)(j)(o)	Diversified Financials	3,000,000	15,058	14,760
Plains Offshore Operations Inc., Preferred Equity	(e)(f)	Energy	52,666	5,802	64,672
Plains Offshore Operations Inc., Warrants, 11/18/2019	(e)(f)(j)	Energy	1,067,481	1,722	—
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	31,500
Safariland, LLC, Common Equity	(f)(j)	Capital Goods	25,000	2,500	13,088
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	23,794	24,582
Safariland, LLC, Warrants, 7/27/2018	(f)(j)	Capital Goods	2,263	246	1,185
Safariland, LLC, Warrants, 9/20/2019	(f)(j)	Capital Goods	2,273	227	1,190
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(j)	Commercial & Professional Services	33,306	3,400	8,593
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	11,081	11,088
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(j)	Commercial & Professional Services	1,293	1	177
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(j)	Commercial & Professional Services	19,388	12	3,063

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc., Common Equity	(g)(h)(j)	Consumer Durables & Apparel	206,664	$ 2,790	$ 1,412
Sorenson Communications, Inc., Common Equity	(f)(j)	Telecommunication Services	46,163	—	33,090
Sunnova Holdings, LLC, Common Equity	(g)(j)	Energy	31,018	722	853
ThermaSys Corp., Common Equity	(f)(j)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(j)	Capital Goods	51,813	5,181	1,010
VPG Group Holdings LLC, Class A-2 Units	(f)(j)	Materials	3,637,500	3,638	1,455
Zeta Interactive Holdings Corp., Preferred Equity	(g)(j)	Software & Services	215,662	1,714	1,782

Total Equity/Other				353,477	467,783

Unfunded Contingent Warrant Commitment	(p)				(1,230)

Net Equity/Other					466,553

TOTAL INVESTMENTS—182.4%				$4,195,186	4,029,371

LIABILITIES IN EXCESS OF OTHER ASSETS—(82.4%)					$(1,820,443)

NET ASSETS—100%					$2,208,928

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2015, 79.7% of the Company’s total assets represented qualifying assets.

(i)	Listed investments may be treated as debt for GAAP or tax purposes.

(j)	Security is non-income producing.

(k)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(l)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Includes 250,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(p)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(q)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities. During the year ended December 31, 2015, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio companies:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$37,634	—	$2,603	$790	—	—	$380
Equity/Other
Allen Systems Group, Inc., Common Equity	$36,422	—	—	—	—	—	$41,476
Fronton Investor Holdings, LLC, Class B Units	—	$(1,046)	—	—	$299	—	$2,391

(r)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the year ended December 31, 2015, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of and deemed to “control” the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$32,887	—	$380	—	—	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$43,101	—	—	—	—	—	$743

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Infiltrator Systems, Inc.	(f)(g)(h)(i)	Capital Goods	L+841	1.3%	6/27/18	$226,000	$225,860	$224,870
Intralinks, Inc.	(f)(i)(k)	Software & Services	L+525	2.0%	2/24/19	9,900	9,817	9,776
Lantiq Deutschland GmbH	(f)(i)(k)	Software & Services	L+900	2.0%	11/16/15	7,968	7,781	7,928
Larchmont Resources, LLC	(h)	Energy	L+725	1.0%	8/7/19	5,988	5,940	5,824
Leading Edge Aviation Services, Inc.	(f)(g)(h)(i)	Capital Goods	L+875	1.5%	6/30/19	33,799	33,485	33,292
LEAS Acquisition Co Ltd.	(i)(k)	Capital Goods	L+875	1.5%	6/30/19	€29,250	40,045	34,864
LEAS Acquisition Co Ltd.	(g)(k)	Capital Goods	L+875	1.5%	6/30/19	$10,628	10,628	10,468
Maritime Telecommunications Network, Inc.	(f)	Telecommunication Services	L+600	1.5%	3/4/16	3,242	3,230	3,161
MB Precision Holdings LLC	(h)	Capital Goods	L+725	1.3%	1/23/20	13,365	13,365	13,231
Micronics, Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/28/19	43,228	42,893	43,228
MMM Holdings, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,956	8,841	8,687
MModal Inc.	(i)	Health Care Equipment & Services	L+775	1.3%	1/31/20	4,322	4,302	4,241
Mood Media Corp.	(i)(k)	Media	L+600	1.0%	5/1/19	698	692	685
MSO of Puerto Rico, Inc.	(h)(i)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,511	6,427	6,316
New Star Metals Inc.	(f)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	36,575	36,575	36,575
Nova Wildcat Amerock, LLC	(h)(i)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	20,000	20,000	19,600
Panda Sherman Power, LLC	(f)	Energy	L+750	1.5%	9/14/18	496	500	493
Panda Temple Power, LLC (TLA)	(f)	Energy	L+700	1.5%	7/17/18	2,583	2,582	2,619
PHRC License, LLC	(g)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	45,000	45,000	44,550
Polymer Additives, Inc.	(i)	Materials	L+838	1.0%	12/20/21	10,511	10,510	10,511
Production Resource Group, LLC	(h)(i)	Media	L+750	1.0%	7/23/19	32,500	32,500	32,663
PRV Aerospace, LLC	(i)	Capital Goods	L+525	1.3%	5/9/18	80	80	79
Reddy Ice Holdings, Inc.	(i)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
Safariland, LLC	(f)(h)(i)	Capital Goods	L+800	1.3%	9/20/19	150,400	150,400	152,656
Shell Topco L.P.	(h)(i)	Materials	L+750	1.5%	9/28/18	30,000	29,698	30,525
Smile Brands Group Inc.	(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	20,243	19,878	19,383
Sorenson Communications, Inc.	(e)(f)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	93,500	93,081	94,435
Southcross Holdings Borrower LP	(i)	Energy	L+500	1.0%	8/4/21	316	314	283
Sports Authority, Inc.	(h)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	6,318	6,321	5,607
Stallion Oilfield Holdings, Inc.	(h)	Energy	L+675	1.3%	6/19/18	4,810	4,775	4,119
SunGard Availability Services Capital, Inc.	(e)	Software & Services	L+500	1.0%	3/29/19	4,975	4,623	4,455
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	1,803	1,803	1,803
Sunnova Asset Portfolio 5 Holdings, LLC.	(i)(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,200	3,200	3,200
Swiss Watch International, Inc.	(f)(h)(i)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	47,000	46,359	45,355
U.S. Xpress Enterprises, Inc.	(f)(g)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	74,813	74,813	74,813
Virtual Radiologic Corp.	(i)	Health Care Equipment & Services	L+550	1.8%	12/22/16	3,484	3,452	2,645

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
VPG Group Holdings LLC	(f)(h)(i)	Materials	L+900	1.0%	10/4/16	$79,195	$ 78,764	$ 79,393
Waste Pro USA, Inc.	(f)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,889	86,889	86,889
Waste Pro USA, Inc.	(i)(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,444

Total Senior Secured Loans—First Lien							2,289,343	2,279,592
Unfunded Loan Commitments							(73,386)	(73,386)

Net Senior Secured Loans—First Lien							2,215,957	2,206,206

Senior Secured Loans—Second Lien—29.9%
Advance Pierre Foods, Inc.	(e)(f)(g)	Food & Staples Retailing	L+825	1.3%	10/10/17	17,556	17,379	17,292
Affordable Care, Inc.	(f)(g)(i)	Health Care Equipment & Services	L+925	1.3%	12/26/19	44,314	43,893	43,871
Alison US LLC	(i)(k)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,273	4,161
American Energy—Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	79,987	79,987	78,387
American Energy—Utica, LLC	(g)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	54,324	54,324	53,238
American Racing and Entertainment, LLC	(g)	Consumer Services	12.0%		7/1/18	16,800	16,380	16,800
BPA Laboratories, Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	593	475	526
Brasa (Holdings) Inc.	(f)	Consumer Services	L+950	1.5%	1/20/20	6,211	6,031	6,149
Brock Holdings III, Inc.	(i)	Energy	L+825	1.8%	3/16/18	6,923	6,855	5,573
Byrider Finance, LLC	(g)(i)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	10,000
Compuware Corp.	(e)(i)(j)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(f)	Capital Goods	L+775	1.0%	4/30/21	10,925	10,877	10,434
DEI Sales, Inc.	(f)(g)	Commercial & Professional Services	L+900	1.5%	1/15/18	57,500	56,978	55,991
Eastman Kodak Co.	(f)(g)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	48,918	50,000
Nielsen & Bainbridge, LLC	(i)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
OSP Group, Inc.	(f)(g)(i)	Consumer Durables & Apparel	L+800	1.3%	7/31/20	145,000	145,000	144,275
Paw Luxco II Sarl	(g)(k)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,200	17,203
Pelican Products, Inc.	(i)	Capital Goods	L+825	1.0%	4/9/21	$4,222	4,194	4,169
PSAV Acquisition Corp.	(f)(i)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Sensus USA Inc.	(i)	Capital Goods	L+725	1.3%	5/9/18	3,000	3,027	2,873
Sequential Brands Group, Inc.	(f)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	25,000	25,000	25,000
Stadium Management Corp.	(f)	Consumer Services	L+825	1.0%	2/15/22	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							713,675	708,255

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—15.2%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	$78,500	$ 77,139	$ 52,203
Allen Systems Group, Inc.	(f)(g)(i)(m)(q)	Software & Services	10.5%		11/15/16	38,448	31,201	13,457
Aspect Software, Inc.	(e)	Software & Services	10.6%		5/15/17	6,000	5,991	5,700
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	39,250	36,194	33,853
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	11.0%		10/1/21	60,138	59,854	55,026
FourPoint Energy, LLC	(f)(g)	Energy	8.0%		12/31/20	70,875	67,690	62,370
FourPoint Energy, LLC	(f)(g)(p)	Energy	8.0%		12/31/20	27,563	27,563	24,255
Global A&T Electronics Ltd.	(i)(k)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(f)(g)(i)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	66,297	65,818	66,297
Logan’s Roadhouse Inc.	(e)(g)	Consumer Services	10.8%		10/15/17	56,294	46,855	41,728
Sorenson Communications, Inc.	(g)	Telecommunication Services	9.0%		10/31/20	19,898	19,158	18,903
Speedy Cash Intermediate Holdings Corp.	(f)	Diversified Financials	10.8%		5/15/18	5,000	5,061	4,928

Total Senior Secured Bonds							451,524	386,838
Unfunded Bond Commitments							(27,563)	(27,563)

Net Senior Secured Bonds							423,961	359,275

Subordinated Debt—19.6%
Alta Mesa Holdings, L.P.	(e)	Energy	9.6%		10/15/18	11,165	11,084	9,468
Aurora Diagnostics, LLC	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	18,065	18,099	15,717
Brooklyn Basketball Holdings, LLC	(g)(i)	Consumer Services	L+800		10/15/19	19,873	19,873	19,674
Cadillac Jack, Inc.	(g)(k)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,561	54,947
Comstock Resources, Inc.	(f)(k)	Energy	9.5%		6/15/20	7,500	7,232	5,063
Flanders Corp.	(f)(g)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	22,344	22,217	19,495
Flanders Corp.	(g)(i)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	21,595	20,227	21,325
Global Jet Capital, Inc.	(i)	Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
HBC Solutions, Inc.	(i)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	303	303	303
HBC Solutions, Inc.	(i)(p)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	150	150	150
Jupiter Resources, Inc.	(e)(g)(k)	Energy	8.5%		10/1/22	6,425	5,306	4,819
Kinetic Concepts, Inc.	(e)(f)	Health Care Equipment & Services	12.5%		11/1/19	15,000	14,256	16,500
KODA Distribution Group, Inc.	(f)	Materials	11.3%		9/30/19	35,000	34,440	35,000
Lightstream Resources, Ltd.	(g)(k)	Energy	8.6%		2/1/20	1,650	1,290	1,163
Mood Media Corp.	(e)(f)(g)(k)	Media	9.3%		10/15/20	43,135	42,124	35,263
NewStar Financial, Inc.	(f)(i)(k)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	50,000	34,997	37,500
P.F. Chang’s China Bistro, Inc.	(e)	Consumer Services	10.3%		6/30/20	1,390	1,384	1,397

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
RKI Exploration & Production, LLC	(e)(g)	Energy	8.5%		8/1/21	$ 12,550	$ 12,362	$ 10,229
Samson Investment Co.	(e)(f)(g)(i)	Energy	9.8%		2/15/20	14,200	13,397	5,964
Sandridge Energy, Inc.	(e)(i)(k)	Energy	8.8%		1/5/20	7,500	6,321	5,119
Sequel Industrial Products Holdings, LLC	(g)	Energy	12.0%, 2.5% PIK (2.5% Max PIK)		5/10/18	7,000	6,909	7,245
Sidewinder Drilling Inc.	(f)	Energy	9.8%		11/15/19	4,328	4,328	2,532
Sorenson Communications, Inc.	(g)	Telecommunication Services	13.0%		10/31/21	15,122	14,112	15,425
Talos Production, LLC	(g)	Energy	9.8%		2/15/18	1,500	1,364	1,358
ThermaSys Corp.	(f)(g)	Capital Goods	9.0%, 1.8% PIK ( 5.0% Max PIK)		5/3/20	133,295	133,295	132,628
VPG Group Holdings LLC	(f)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		7/15/19	5,142	5,142	5,232
Warren Resources, Inc.	(g)	Energy	9.0%		8/1/22	1,000	709	625

Total Subordinated Debt							467,795	464,454
Unfunded Debt Commitments							(150)	(150)

Net Subordinated Debt							467,645	464,304

Collateralized Securities—5.2%
ACASC 2013-2A B	(g)(i)(k)	Diversified Financials	8.1%		10/15/23	30,500	25,488	25,338
Dryden CDO 23A Class Subord.	(i)(k)	Diversified Financials	19.1%		7/17/23	10,000	5,810	7,967
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(g)(k)	Diversified Financials	14.3%		12/20/21	16,740	16,594	17,284
Lightpoint CLO 2006 V Class D	(g)(k)	Diversified Financials	L+365		8/5/19	6,500	4,087	6,361
NewStar Clarendon 2014-1A Class D	(i)(j)(k)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,461
NewStar Clarendon 2014-1A Sub B	(i)(j)(k)	Diversified Financials	12.5%		1/25/27	17,900	17,713	17,713
Rampart CLO 2007 1A Class Subord.	(i)(k)	Diversified Financials	24.2%		10/25/21	10,000	2,943	4,997
Stone Tower CLO VI Class Subord.	(g)(k)	Diversified Financials	32.6%		4/17/21	5,000	2,225	3,936
Wind River CLO Ltd. 2012 1A Class Sub B	(i)(k)	Diversified Financials	18.8%		1/15/24	42,504	34,041	38,863

Total Collateralized Securities							$110,362	$123,920

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
PSAV Holdings LLC, Common Equity	(g)(m)	Technology Hardware & Equipment	10,000	10,000	15,000
Safariland, LLC, Common Equity	(g)(m)	Capital Goods	25,000	2,500	10,220
Safariland, LLC, Preferred Equity	(g)	Capital Goods	2,042	22,284	22,578
Safariland, LLC, Warrants	(g)(m)	Capital Goods	4,536	473	1,854
Sequel Industrial Products Holdings, LLC, Common Equity	(g)(i)(m)	Energy	33,306	$3,400	$9,272
Sequel Industrial Products Holdings, LLC, Preferred Equity	(g)(i)	Energy	8,000	10,085	10,094
Sequel Industrial Products Holdings, LLC, Warrants	(i)(m)(r)	Energy	1,293	1	204
Sequel Industrial Products Holdings, LLC, Warrants	(g)(m)(r)	Energy	19,388	12	3,459
Sorenson Communications, Inc., Common Equity	(g)(m)	Telecommunication Services	46,163	—	21,572
ThermaSys Corp., Common Equity	(g)(m)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(g)	Capital Goods	51,813	5,181	5,129
VPG Group Holdings LLC, Class A-2 Units	(g)(m)	Materials	3,637,500	3,638	3,638

Total Equity/Other				250,497	323,962

Unfunded Contingent Warrant Commitment					(2,475)

Net Equity/Other					321,487

TOTAL INVESTMENTS—176.7%				$4,182,097	4,183,447

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.7%)					(1,816,461)

NET ASSETS—100%					$2,366,986

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.26%, the Euro Interbank Offered Rate, or EURIBOR, was 0.08% and the U.S. Prime Lending Rate, or Prime, was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Broad Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(f)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(g)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

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

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, the Company had three wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2015. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company’s investment adviser, FB Income Advisor, LLC, or FB Advisor, provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins with FB Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FB Advisor’s management team then provides the valuation committee with preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the Company’s valuation committee reviews the preliminary valuations and FB Advisor’s management team, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FB Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FB Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FB Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FB Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FB Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with FB Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FB Advisor’s management team, and has authorized FB Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing FB Advisor’s implementation of the valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $6,056, $5,400 and $5,742 in estimated excise taxes payable in respect of income received during the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013 respectively, the Company paid $5,853, $5,407 and $1,347 in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2014 and 2013 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	1,950,457	$19,163	5,674,543	$57,972	10,771,271	$109,373
Share Repurchase Program	—	—	(872,865)	(8,903)	(3,341,931)	(33,806)
Fractional Share Round Up	—	—	30,533	—	—	—
Listing Tender Offer	—	—	(23,255,813)	(250,000)	—	—

Net Proceeds from Share Transactions	1,950,457	$19,163	(18,423,602)	$(200,931)	7,429,340	$75,567

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the years ended December 31, 2015, 2014 and 2013, the Company issued 1,950,457, 5,674,543 and 10,771,271 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $19,163, $57,972 and $109,373 at an average price per share of $9.82, $10.22 and $10.15, respectively. For additional information regarding the terms of the new DRP, see Note 5.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the years ended December 31, 2014 and 2013:

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

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014	2013
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$75,401	$81,780	$90,247
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$(21,075)	$(9,468)	$4,173
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$61,036	$58,122	$62,253
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$4,182	$4,794	$5,165

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. For the year ended December 31, 2014, the amount shown is net of waivers of $2,837. During the years ended December 31, 2015, 2014 and 2013, $76,546, $84,920, and $89,054, respectively, in base management fees were paid to FB Advisor. As of December 31, 2015, $18,415 in base management fees were payable to FB Advisor.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(2)	During the years ended December 31, 2015 and 2014, the Company reversed capital gains incentive fees of $21,075 and $9,468, respectively, based on the performance of its portfolio. During the year ended December 31, 2013, the Company accrued capital gains incentive fees of $4,173 based on the performance of its portfolio, of which $2,583 was based on unrealized gains and $1,590 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the year ended December 31, 2015. As of December 31, 2015, no capital gains incentive fees were accrued.
(3)	During the year ended December 31, 2015, $60,751 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2015, a subordinated incentive fee on income of $13,374 was payable to FB Advisor.
(4)	During the years ended December 31, 2015, 2014 and 2013, $3,664, $3,849 and $4,463, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $4,646, $4,537 and $4,959, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2015, 2014 and 2013.

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013(1)	$0.8303	$212,153
2014(2)(3)	1.0843	267,856
2015	0.8910	215,606

(1)	On June 25, 2013, the Company’s board of directors determined to increase the amount of the regular monthly cash distributions payable to stockholders of record from $0.0675 per share to $0.06975 per share, effective as of June 28, 2013. On October 16, 2013, the Company’s board of directors determined to increase the amount of regular monthly cash distributions payable to stockholders of record from $0.06975 per share to $0.0720 per share, effective as of November 29, 2013.

(2)	On March 31, 2014, the Company’s board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share effective as of April 30, 2014.

(3)	On July 1, 2014, the board of directors of the Company declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On February 25, 2016, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 4, 2016 to stockholders of record on March 23, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The old DRP terminated upon the listing of the Company’s shares of common stock on the NYSE. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of record as of the close of business on March 28, 2014. Under the old DRP, if the Company made a cash distribution, its stockholders received distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. On May 23, 2014, the Company adopted the new DRP, which was effective June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. Pursuant to the new DRP, the Company will reinvest all cash dividends or distributions declared by the

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Company’s board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	181,509	84%	196,227	73%	212,153	100%
Short-term capital gains proceeds from the sale of assets	—	—	39,835	15%	—	—
Long-term capital gains proceeds from the sale of assets	34,097	16%	31,794	12%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$215,606	100%	$267,856	100%	$212,153	100%

(1)	During the years ended December 31, 2015, 2014 and 2013, 92.7%, 91.1% and 89.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.3%, 5.2% and 9.1%, respectively, was attributable to non-cash accretion of discount and 5.0%, 3.7% and 1.6%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $220,039, $221,880 and $236,936, respectively. As of December 31, 2015, the Company had $156,556 of undistributed net investment income and $29,888 of accumulated capital losses on a tax basis. As of December 31, 2014 and 2013, the Company had $152,743 and $148,676, respectively, of undistributed net investment income and realized gains on a tax basis.

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

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and the reversal of non-deductible excise taxes.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP-basis net investment income	$265,090	$242,008	$244,976
Reversal of incentive fee accrual on unrealized gains	(21,075)	(9,468)	2,583
Excise taxes	6,056	5,400	5,742
Reclassification of unamortized original issue discount and prepayment fees	(35,005)	(19,436)	(15,904)
Other miscellaneous differences	4,973	3,376	(461)

Tax-basis net investment income	$220,039	$221,880	$236,936

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $17,657 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $13,364 and $4,293, respectively. During the year ended December 31, 2014, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $19,737 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $7,292 and $12,445, respectively. During the year ended December 31, 2013, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $8,441 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $6,633 and $1,808, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$156,556	$118,026
Distributable realized gains (accumulated capital losses)(1)	(29,888)	34,097
Incentive fee accrual on unrealized gains	—	(21,075)
Unamortized organization costs	(343)	(386)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(2)	(184,276)	(22,465)

Total	$(57,951)	$108,197

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2015, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $3,258 and $26,630, respectively.

(2)	As of December 31, 2015 and 2014, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $148,633 and $137,042, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $332,909 and $159,507, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,221,604 and $4,210,343 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(184,276) and $(22,465) as of December 31, 2015 and 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,248,419	$2,173,829	54%	$2,215,957	$2,206,206	53%
Senior Secured Loans—Second Lien	661,742	624,814	15%	713,675	708,255	17%
Senior Secured Bonds	344,196	240,754	6%	423,961	359,275	8%
Subordinated Debt	492,658	438,414	11%	467,645	464,304	11%
Collateralized Securities	94,694	85,007	2%	110,362	123,920	3%
Equity/Other	353,477	466,553	12%	250,497	321,487	8%

Total	$4,195,186	$4,029,371	100%	$4,182,097	$4,183,447	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2015, except for JW Aluminum Co., in which the Company has a second lien secured loan investment and two equity/other investments, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, except for Allen Systems Group, Inc., in which the Company has a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. As of December 31, 2014, the Company had ten unfunded debt investments with aggregate unfunded commitments of $101,099 and one unfunded commitment to purchase up to $788 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2015 and 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$95,950	2%	$24,737	1%
Capital Goods	906,387	22%	964,394	23%
Commercial & Professional Services	327,407	8%	283,513	7%
Consumer Durables & Apparel	259,789	6%	319,160	8%
Consumer Services	426,534	11%	692,533	17%
Diversified Financials	154,651	4%	179,548	4%
Energy	365,698	9%	434,424	10%
Food & Staples Retailing	—	—	18,324	0%
Food, Beverage & Tobacco	10,648	0%	—	—
Health Care Equipment & Services	195,420	5%	104,205	3%
Materials	275,429	7%	297,179	7%
Media	126,742	3%	157,443	4%
Pharmaceuticals, Biotechnology & Life Sciences	—	—	16,243	0%
Retailing	64,647	2%	5,004	0%
Semiconductors & Semiconductor Equipment	5,530	0%	—	—
Software & Services	425,992	11%	312,505	7%
Technology Hardware & Equipment	127,682	3%	137,471	3%
Telecommunication Services	160,206	4%	161,951	4%
Transportation	100,659	3%	74,813	2%

Total	$4,029,371	100%	$4,183,447	100%

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

As of December 31, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2015	December 31, 2014
Level 1—Price quotations in active markets	$784	$1,343
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,028,587	4,182,104

	$4,029,371	$4,183,447

The Company’s investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Sixty senior secured loan investments, three senior secured bond investments, fourteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment, which was traded on an active public market, was valued at its closing price as of December 31, 2015. Two senior secured loan investments, which were newly issued and purchased near December 31, 2015, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors and the board of directors, reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	4,754	1,958	4,751	18,258	66	99	29,886
Net realized gain (loss)	(7,090)	46	(28,225)	(20,637)	2,332	(8,852)	(62,426)
Net change in unrealized appreciation (depreciation)	(64,839)	(31,508)	(38,756)	(50,903)	(23,245)	42,645	(166,606)
Purchases	941,661	268,790	108,787	200,471	482	127,429	1,647,620
Paid-in-kind interest	2,282	3,589	2,970	12,282	—	2,406	23,529
Sales and redemptions	(909,145)	(326,316)	(168,048)	(185,361)	(18,548)	(18,102)	(1,625,520)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(57,975)	$(33,251)	$(66,310)	$(45,703)	$(20,972)	$31,696	$(192,515)

	For the Year Ended December 31, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,123,608	$897,845	$385,548	$426,728	$140,508	$161,197	$4,135,434
Accretion of discount (amortization of premium)	10,339	6,435	4,346	2,644	431	87	24,282
Net realized gain (loss)	4,746	8,842	(1,347)	6,154	6,581	5,631	30,607
Net change in unrealized appreciation (depreciation)	(53,131)	(27,989)	(35,937)	(8,105)	(6,744)	50,564	(81,342)
Purchases	1,260,125	386,982	215,937	169,456	19,217	126,358	2,178,075
Paid-in-kind interest	1,536	6,321	—	7,237	—	1,893	16,987
Sales and redemptions	(1,141,017)	(570,181)	(209,272)	(139,810)	(36,073)	(25,586)	(2,121,939)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(25,313)	$(9,193)	$(34,085)	$(5,016)	$(1,508)	$57,139	$(17,976)

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2015 and 2014 were as follows:

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,885,927	Market Comparables	Market Yield (%)	3.0% - 16.8%	9.4%
			EBITDA Multiples (x)	7.5x - 8.4x	8.1x
	37,056	Other(2)	Other(2)	N/A	N/A
	184,346	Market Quotes	Indicative Dealer Quotes	30.0% - 99.3%	82.6%
	66,500	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	383,988	Market Comparables	Market Yield (%)	6.2% - 18.0%	13.9%
	240,826	Market Quotes	Indicative Dealer Quotes	68.4% - 101.0%	94.6%
Senior Secured Bonds	121,853	Market Comparables	Market Yield (%)	14.0% - 31.5%	20.5%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	118,901	Market Quotes	Indicative Dealer Quotes	30.3% - 94.4%	65.6%
Subordinated Debt	232,682	Market Comparables	Market Yield (%)	8.8% - 15.3%	13.4%
			EBITDA Multiples (x)	8.8x - 9.3x	9.0x
	99,822	Other(2)	Other(2)	N/A	N/A
	105,910	Market Quotes	Indicative Dealer Quotes	34.9% - 104.1%	74.6%
Collateralized Securities	15,987	Market Comparables	Market Yield (%)	13.2% - 13.2%	13.2%
	69,020	Market Quotes	Indicative Dealer Quotes	30.3% - 91.0%	63.1%
Equity/Other	368,274	Market Comparables	Market Yield (%)	12.0% - 12.5%	12.3%
			EBITDA Multiples (x)	5.3x - 14.5x	9.5x
			Production Multiples (Mboe/d)	$50,000.0 - $55,000.0	$52,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 - $11.0	$9.2
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	48.8%
	97,495	Other(2)	Other(2)	N/A	N/A

Total	$4,028,587

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Broad Street Credit Facility	Revolving Credit Facility	L+1.50%	$—		$125,000	January 19, 2016
ING Credit Facility	Revolving Credit Facility	L+2.50%	$34,625	(1)	$265,375	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$800,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €29,125 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,877,789 and 3.75%, respectively. As of December 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.96%.

Arch Street Credit Facility

On July 14, 2014, Arch Street Funding LLC, or Arch Street, the Company’s former wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Arch Street credit facility, with Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Arch Street credit facility provided for borrowings in an aggregate principal amount up to $350,000 on a committed basis. Prior to the termination of the Arch Street credit facility, borrowings under the Arch Street credit facility accrued interest at a rate equal to three-month LIBOR plus 2.05% per annum. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee of 0.50% to the extent the aggregate principal amount available under the facility was not borrowed.

As of December 31, 2015 and 2014, no amounts remained outstanding under the Arch Street credit facility. The Company incurred costs of $4,884 in connection with obtaining and amending the Arch Street credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Arch Street credit facility on July 14, 2014, $2,226 of remaining unamortized deferred financing costs were charged to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2014 and 2013, the components of total interest expense for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$4,173	$10,093
Non-usage fees	220	311
Amortization of deferred financing costs	2,896	1,481

Total interest expense	$7,289	$11,885

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$6,464	$12,121
Average borrowings under the facility(2)	$360,986	$488,712
Effective interest rate on borrowings (including the effect of non-usage fees)	—	1.99%
Weighted average interest rate (including the effect of non-usage fees)	2.24%	2.10%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the Arch Street credit facility are calculated from the beginning of the period to July 14, 2014, the date the Company terminated the facility.

Borrowings of Arch Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, the Company’s wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On December 15, 2015, Broad Street and Deutsche Bank entered into an amendment to the facility which extended the maturity date to January 19, 2016. The Broad Street credit facility terminated on January 19, 2016. The Broad Street credit facility provided for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank was a lender and served as administrative agent under the facility.

Under the Broad Street credit facility, the Company transferred debt securities to Broad Street from time to time as a contribution to capital and retained a residual interest in the contributed debt securities through its ownership of Broad Street. The obligations of Broad Street under the facility were non-recourse to the Company and its exposure under the facility was limited to the value of its investment in Broad Street.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2015 and 2014, $0 and $65,808, respectively, was outstanding under the Broad Street credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of December 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$406	$1,847	$4,117
Non-usage fees	—	—	72
Amortization of deferred financing costs	—	—	225

Total interest expense	$406	$1,847	$4,414

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$635	$1,719	$4,735
Average borrowings under the facility(2)	$69,063	$107,113	$230,466
Effective interest rate on borrowings (including the effect of non-usage fees)	—	1.75%	1.74%
Weighted average interest rate (including the effect of non-usage fees)	1.76%	1.75%	1.76%

(1)	Interest under the Broad Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility are calculated for the period the Company had borrowings outstanding under the facility.

Borrowings of Broad Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

ING Credit Facility

On April 3, 2014, the Company entered into a senior secured facility with ING Capital LLC, or ING, as administrative agent, and the lenders thereto, or the ING credit facility. The ING credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments. The ING credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000. The Company’s obligations

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

under the ING credit facility are guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries. The Company’s obligations under the ING credit facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder other than the equity interests of its special-purpose financing subsidiaries.

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 1.5% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which the Company elects the option to borrow in Euro is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion is 65% or more of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is less than 65%. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

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

As of December 31, 2015 and 2014, $34,625 and $123,019, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €29,125 and €29,625, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $1,420 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the ING credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$2,527	$3,994	—
Non-usage fees	1,520	616	—
Amortization of deferred financing costs	1,131	855	—

Total interest expense	$5,178	$5,465	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$3,741	$4,272	—
Average borrowings under the facility(2)	$92,550	$251,387	—
Effective interest rate on borrowings (including the effect of non-usage fees)	10.79%	3.23%	—
Weighted average interest rate (including the effect of non-usage fees)	4.31%	2.46%	—

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	For the year ended December 31, 2014, average borrowings under the ING credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014.

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

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, and Supplemental Indenture No. 2, dated May 8, 2015, in each case, with Citibank N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes issued by Locust Street is $960,000. All

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street has purchased all Class A Notes issued by Locust Street at a purchase price equal to their par value.

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

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of May 8, 2015, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM purchased the $960,000 of Class A Notes held by Race Street for a purchase price equal to $800,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell the Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for the Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Race Street is permitted to reduce (based on certain thresholds during specified periods) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the assets held by Locust Street securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Race Street will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the assets held by Locust Street must be at least $545,000. In either such event, in order to satisfy these requirements, Race Street intends to borrow funds from the Company pursuant to a revolving credit agreement, dated as of July 21, 2011 and as amended as of September 26, 2012 and April 23, 2013, between Race Street, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Race Street pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

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

As of December 31, 2015 and 2014, Class A Notes in the aggregate principal amount of $960,000 and $1,140,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $800,000 and $950,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2015 and 2014, Race Street’s liability under the JPM Facility was $800,000 and $950,000, plus $5,633 and $6,690, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of December 31, 2015 and 2014, the fair value of assets held by Locust Street was $1,661,239 and $1,832,095, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2015 and 2014, the fair value of assets held by Race Street was $817,593 and $855,341, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2015, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the JPM Facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$28,081	$31,304	$26,452
Non-usage fees	—	—	—
Amortization of deferred financing costs	61	112	106

Total interest expense	$28,142	$31,416	$26,558

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$29,138	$31,304	$24,060
Average borrowings under the facility	$852,192	$950,000	$802,746
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%	3.25%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.25%	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Amounts outstanding under the JPM Facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Walnut Street Credit Facility

On December 3, 2014, Walnut Street Funding LLC, or Walnut Street, the Company’s former wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Walnut Street credit facility, with Wells Fargo Bank, National Association, or together with Wells Fargo Securities, LLC, Wells Fargo. Wells Fargo Securities, LLC served as the administrative agent and Wells Fargo Bank, National Association was the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis. Prior to the termination of the Walnut Street credit facility, borrowings under the Walnut Street credit facility accrued interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the Walnut Street credit facility was not borrowed.

As of December 31, 2015 and 2014, no amounts remained outstanding under the Walnut Street credit facility. The Company incurred costs of $4,029 in connection with obtaining the Walnut Street credit facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Walnut Street credit facility on December 18, 2014, $2,013 of remaining unamortized deferred financing costs were charged to interest expense.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$6,009	$7,118
Non-usage fees	734	33
Amortization of deferred financing costs	2,805	755

Total interest expense	$9,548	$7,906

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$8,444	$6,959
Average borrowings under the facility(2)	$235,768	$243,583
Effective interest rate on borrowings (including the effect of non-usage fees)	—	2.89%
Weighted average interest rate (including the effect of non-usage fees)	3.18%	2.90%

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the Walnut Street credit facility are calculated from the beginning of the period to December 3, 2014, the date the Company terminated the facility.

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

As of December 31, 2015 and 2014, $400,000 of the 4.000% notes was outstanding. As of December 31, 2015, the fair value of the 4.000% notes was approximately $400,572. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of December 31, 2015, $396 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of December 31, 2015, $3,965 of such discount had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the 4.000% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$16,082	$7,496	—
Amortization of deferred financing costs and discount	1,240	576	—

Total interest expense	$17,322	$8,072	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$16,044	—	—
Average borrowings under the 4.000% notes(2)	$400,000	$400,000	—
Effective interest rate on borrowings	4.00%	4.00%	—
Weighted average interest rate	4.00%	4.00%	—

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the 4.000% notes are calculated for the period since the date of issuance to December 31, 2014.

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

As of December 31, 2015 and 2014, $325,000 of the 4.250% notes was outstanding. As of December 31, 2015, the fair value of the 4.250% notes was approximately $326,233. The Company incurred costs of $839 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of December 31, 2015, $663 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $4,115 of discount against the carrying amount of such notes. As of December 31, 2015, $3,247 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the 4.250% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$13,966	$1,097	—
Amortization of deferred financing costs and discount	974	70	—

Total interest expense	$14,940	$1,167	—

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$8,518	—	—
Average borrowings under the 4.250% notes(2)	$325,000	$325,000	—
Effective interest rate on borrowings	4.25%	4.25%	—
Weighted average interest rate	4.25%	4.25%	—

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the 4.250% notes are calculated for the period since the date of issuance to December 31, 2014.

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

As of December 31, 2015 and 2014, $275,000 and $0 of the 4.750% notes was outstanding. As of December 31, 2015, the fair value of the 4.750% notes was approximately $270,643. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of December 31, 2015, $431 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of December 31, 2015, $3,024 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the 4.750% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$8,781	—	—
Amortization of deferred financing costs and discount	358	—	—

Total interest expense	$9,139	—	—

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$7,076	—	—
Average borrowings under the 4.750% notes(2)	$275,000	—	—
Effective interest rate on borrowings	4.75%	—	—
Weighted average interest rate	4.75%	—	—

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	Average borrowings under the 4.750% notes are calculated for the period since the date of issuance to December 31, 2015.

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2011	$791,324	2.89	—	N/A
2012	$1,649,713	2.52	—	N/A
2013	$1,673,682	2.58	—	N/A
2014	$1,863,827	2.27	—	N/A
2015	$1,834,625	2.20	—	N/A

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage (continued)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of a total return swap, or the TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was entered into on March 18, 2011 and was terminated on August 29, 2012.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data:(1)
Net asset value, beginning of period	$9.83	$10.18	$9.97	$9.35	$9.42
Results of operations(2)
Net investment income (loss)	1.10	0.97	0.96	0.59	0.76
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(0.94)	(0.19)	0.08	0.86	(0.19)

Net increase (decrease) in net assets resulting from operations	0.16	0.78	1.04	1.45	0.57

Stockholder distributions(3)
Distributions from net investment income	(0.75)	(0.79)	(0.83)	(0.63)	(0.78)
Distributions from net realized gain on investments	(0.14)	(0.29)	—	(0.23)	(0.13)

Net decrease in net assets resulting from stockholder distributions	(0.89)	(1.08)	(0.83)	(0.86)	(0.91)

Capital share transactions
Issuance of common stock(4)	0.00	0.00	0.00	0.04	0.34
Repurchases of common stock(5)	—	(0.05)	(0.00)	(0.00)	(0.00)
Offering costs(2)	—	—	—	(0.01)	(0.07)

Net increase (decrease) in net assets resulting from capital share transactions	—	(0.05)	—	0.03	0.27

Net asset value, end of period	$9.10	$9.83	$10.18	$9.97	$9.35

Per share market value, end of period	$8.99	$9.93	—	—	—

Shares outstanding, end of period	242,847,016	240,896,559	259,320,161	251,890,821	160,390,540

Total return based on net asset value(6)	1.63%	7.17%	10.43%	15.83%	8.93%

Total return based on market value(7)	(0.50)%	5.35%	—	—	—

Ratio/Supplemental Data:
Net assets, end of period	$2,208,928	$2,366,986	$2,640,992	$2,511,738	$1,498,892

Ratio of net investment income to average net assets(8)	11.25%	9.54%	9.50%	6.07%	8.10%

Ratio of total operating expenses to average net assets(8)	8.90%	8.90%	8.90%	7.67%	5.01%
Ratio of waived expenses to average net assets(8)	—	(0.11)%	—	—	—

Ratio of net operating expenses to average net assets(8)	8.90%	8.79%	8.90%	7.67%	5.01%

Portfolio turnover	39.93%	50.27%	61.18%	65.70%	72.28%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,834,625	$1,863,827	$1,673,682	$1,649,713	$791,324

Asset coverage per unit(9)	2.20	2.27	2.58	2.52	2.89

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2015, 2014 and 2013.

(5)	The listing tender offer and the purchase of shares of common stock pursuant thereto on June 4, 2014 resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the years ended December 31, 2013, 2012 and 2011.

(6)	The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)

The total return based on market value for the year ended December 31, 2015 was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2015, adding the cash distributions per share that were declared during the year ended December 31, 2015 and dividing the total by $9.93, the closing price of the Company’s shares on the NYSE on December 31, 2014. The total return based on market value for the year ended December 31, 2014 was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2014, adding the cash distributions per share that were declared during the period from April 16, 2014 to December 31, 2014 and dividing the total by $10.25, the closing price of the Company’s shares on the NYSE on April 16, 2014 (the first day the shares began trading on the NYSE). Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Ratio of accrued capital gains incentive fees to average net assets	(0.89)%	(0.37)%	0.16%	1.80%	(0.46)%
Ratio of subordinated income incentive fees to average net assets	2.59%	2.29%	2.41%	0.61%	—
Ratio of interest expense to average net assets	3.19%	2.56%	1.97%	1.37%	1.29%
Ratio of excise taxes to average net assets	0.26%	0.21%	0.22%	0.02%	—

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$114,763	$103,668	$147,731	$108,635
Operating expenses
Net expenses and excise taxes	58,612	39,902	54,207	56,986

Net investment income	56,151	63,766	93,524	51,649
Realized and unrealized gain (loss)	(134,619)	(69,045)	(41,818)	18,777

Net increase (decrease) in net assets resulting from operations	$(78,468)	$(5,279)	$51,706	$70,426

Per share information-basic and diluted
Net investment income	$0.23	$0.26	$0.39	$0.21

Net increase (decrease) in net assets resulting from operations	$(0.32)	$(0.02)	$0.21	$0.29

Weighted average shares outstanding	242,800,333	242,227,762	241,653,069	241,084,292

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$113,385	$115,917	$120,721	$114,796
Operating expenses
Net expenses and excise taxes	45,330	55,814	62,748	58,919

Net investment income	68,055	60,103	57,973	55,877
Realized and unrealized gain (loss)	(78,244)	(4,504)	11,338	24,183

Net increase (decrease) in net assets resulting from operations	$(10,189)	$55,599	$69,311	$80,060

Per share information-basic and diluted
Net investment income	$0.28	$0.25	$0.23	$0.22

Net increase (decrease) in net assets resulting from operations	$(0.04)	$0.23	$0.27	$0.31

Weighted average shares outstanding	240,480,410	239,548,922	255,301,300	260,185,661

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2015 and 2014. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 105.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report in Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2014.)

10.12	Tenth Amendment to Credit Agreement, dated as of December 15, 2015 by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.18	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.19	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.20	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.24	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.29	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.30	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.31	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.35	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.39	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.40	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.41	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.43	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.44	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.45	Control Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.46	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: February 29, 2016	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 29, 2016	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: February 29, 2016	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: February 29, 2016	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: February 29, 2016	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Director

Date: February 29, 2016	/s/ BARRY H. FRANK
Barry H. Frank Director

Date: February 29, 2016	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: February 29, 2016	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: February 29, 2016	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: February 29, 2016	/s/ MICHAEL HELLER
Michael Heller Director

Date: February 29, 2016	/s/ PHILIP E. HUGHES
Philip E. Hughes Director

Date: February 29, 2016	/s/ PEDRO A. RAMOS
Pedro A. Ramos Director

Date: February 29, 2016	/s/ JOSEPH P. UJOBAI
Joseph P. Ujobai Director