Form 10-Q
period 2016-03-31
FS Investment CORP
filed 2016-05-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 243,488,590 shares of the registrant’s common stock outstanding as of May 6, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,911,138 and $4,027,950, respectively)	$3,648,768	$3,820,283
Non-controlled/affiliated investments (amortized cost—$91,363 and $91,248, respectively)	138,839	132,357
Controlled/affiliated investments (amortized cost—$76,765 and $75,988, respectively)	79,141	76,731

Total investments, at fair value (amortized cost—$4,079,266 and $4,195,186, respectively)	3,866,748	4,029,371
Cash	71,376	80,807
Foreign currency, at fair value (cost—$0 and $1,175, respectively)	—	1,180
Receivable for investments sold and repaid	7,614	66
Interest receivable	45,482	34,600
Deferred financing costs	1,139	1,420
Prepaid expenses and other assets	470	729

Total assets	$3,992,829	$4,148,173

Liabilities
Payable for investments purchased	$2,627	$—
Credit facilities payable	32,728	34,625
Unsecured notes payable (net of deferred financing costs of $1,404 and $1,490, respectively)	988,958	988,274
Repurchase agreement payable(1)	725,000	800,000
Stockholder distributions payable	54,093	54,093
Management fees payable	17,812	18,415
Subordinated income incentive fees payable(2)	12,485	13,374
Administrative services expense payable	978	946
Interest payable	13,696	22,061
Directors’ fees payable	230	282
Other accrued expenses and liabilities	1,484	7,175

Total liabilities	1,850,091	1,939,245

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 242,847,016 and 242,847,016 shares issued and outstanding, respectively	243	243
Capital in excess of par value	2,264,345	2,264,345
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(59,443)	(45,748)
Accumulated undistributed (distributions in excess of) net investment income(4)	143,791	147,946
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(206,198)	(157,858)

Total stockholders’ equity	2,142,738	2,208,928

Total liabilities and stockholders’ equity	$3,992,829	$4,148,173

Net asset value per share of common stock at period end	$8.82	$9.10

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$99,452	$103,939
Fee income	1,642	4,696
From non-controlled/affiliated investments:
Interest income	967	—
Dividend income	224	—
From controlled/affiliated investments:
Interest income	778	—

Total investment income	103,063	108,635

Operating expenses
Management fees	17,812	19,038
Capital gains incentive fees(1)	—	3,748
Subordinated income incentive fees(1)	12,485	13,905
Administrative services expenses	1,196	991
Accounting and administrative fees	228	276
Interest expense	18,894	17,299
Directors’ fees	229	227
Other general and administrative expenses	2,281	1,502

Total operating expenses	53,125	56,986

Net investment income	49,938	51,649

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(13,779)	3,285
Net realized gain (loss) on foreign currency	84	110
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(54,703)	10,589
Non-controlled/affiliated investments	6,367	1,345
Controlled/affiliated investments	1,633	—
Net change in unrealized gain (loss) on foreign currency	(1,637)	3,448

Total net realized and unrealized gain (loss) on investments	(62,035)	18,777

Net increase (decrease) in net assets resulting from operations	$(12,097)	$70,426

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.05)	$0.29

Weighted average shares outstanding	242,847,016	241,084,292

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operations
Net investment income (loss)	$49,938	$51,649
Net realized gain (loss) on investments and foreign currency	(13,695)	3,395
Net change in unrealized appreciation (depreciation) on investments	(46,703)	11,934
Net change in unrealized gain (loss) on foreign currency	(1,637)	3,448

Net increase (decrease) in net assets resulting from operations	(12,097)	70,426

Stockholder distributions(1)
Distributions from net investment income	(54,093)	(53,706)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(54,093)	(53,706)

Capital share transactions(2)
Reinvestment of stockholder distributions	—	2,006

Net increase (decrease) in net assets resulting from capital share transactions	—	2,006

Total increase (decrease) in net assets	(66,190)	18,726
Net assets at beginning of period	2,208,928	2,366,986

Net assets at end of period	$2,142,738	$2,385,712

Accumulated undistributed (distributions in excess of) net investment income(1)	$143,791	$66,601

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(12,097)	$70,426
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(55,617)	(191,510)
Paid-in-kind interest	(8,282)	(4,994)
Proceeds from sales and repayments of investments	169,128	237,355
Net realized (gain) loss on investments	13,779	(3,285)
Net change in unrealized (appreciation) depreciation on investments	46,703	(11,934)
Accretion of discount	(3,088)	(3,868)
Amortization of deferred financing costs and discount	965	859
Unrealized (gain)/loss on borrowings in foreign currency	1,490	—
(Increase) decrease in receivable for investments sold and repaid	(7,548)	(31,985)
(Increase) decrease in interest receivable	(10,882)	(7,431)
(Increase) decrease in prepaid expenses and other assets	259	(637)
Increase (decrease) in payable for investments purchased	2,627	(27,263)
Increase (decrease) in management fees payable	(603)	(487)
Increase (decrease) in accrued capital gains incentive fees	—	3,748
Increase (decrease) in subordinated income incentive fees payable	(889)	816
Increase (decrease) in administrative services expense payable	32	(797)
Increase (decrease) in interest payable	(8,365)	(867)
Increase (decrease) in directors’ fees payable	(52)	(8)
Increase (decrease) in other accrued expenses and liabilities	(5,691)	(4,928)

Net cash provided by (used in) operating activities	121,869	23,210

Cash flows from financing activities
Reinvestment of stockholder distributions	—	2,006
Stockholder distributions	(54,093)	(17,885)
Borrowings under credit facilities(1)	109,000	24,200
Repayments of credit facilities(1)	(112,387)	(39,022)
Repayments under repurchase agreement(2)	(75,000)	—
Deferred financing costs paid	—	(473)

Net cash provided by (used in) financing activities	(132,480)	(31,174)

Total increase (decrease) in cash	(10,611)	(7,964)
Cash and foreign currency at beginning of period	81,987	96,844

Cash and foreign currency at end of period	$71,376	$88,880

Supplemental disclosure
Local and excise taxes paid	$5,875	$5,546

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the three months ended March 31, 2016 and 2015, the Company paid $16,327 and $9,416, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2016 and 2015, the Company paid $9,967 and $7,891, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—97.7%
5 Arch Income Fund 2, LLC	(g)(i)(n)	Diversified Financials	10.5%		11/18/21	$6,655	$6,707	$6,655
5 Arch Income Fund 2, LLC	(g)(i)(n)(o)	Diversified Financials	10.5%		11/18/21	31,345	31,345	31,345
A.P. Plasman Inc.	(e)(f)(g)(i)	Capital Goods	L+775	1.0%	12/29/19	169,290	169,290	170,560
Aeneas Buyer Corp.	(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	498
Aeneas Buyer Corp.	(g)(o)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	498
Aeneas Buyer Corp.	(e)	Health Care Equipment & Services	L+813	1.0%	12/18/21	66,000	66,000	66,000
Aeneas Buyer Corp.	(g)(o)	Health Care Equipment & Services	L+750	1.0%	12/18/21	13,200	13,200	13,200
Allen Systems Group, Inc.	(e)(g)(q)	Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	38,056	38,056	38,817
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	10/10/21	1,974	1,974	1,955
Altus Power America, Inc.	(g)(o)	Energy	L+750	1.5%	10/10/21	1,151	1,151	1,139
American Racing and Entertainment, LLC	(e)	Consumer Services	L+800	1.0%	7/1/18	5,075	5,075	5,107
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	14,585
Aspect Software, Inc.	(g)(h)	Software & Services	L+750, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	3,703	3,677	11,070
Atlas Aerospace LLC	(g)	Capital Goods	L+806	1.0%	5/8/19	20,000	20,000	19,700
Atlas Aerospace LLC	(g)(o)	Capital Goods	L+750	1.0%	5/8/19	7,619	7,619	7,505
BenefitMall Holdings, Inc.	(e)(g)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,813	14,813	14,813
BenefitMall Holdings, Inc.	(g)(o)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,455
Blue Coat Holdings, Inc.	(g)(o)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,136	2,136	2,091
Blueprint Sub, Inc.	(e)	Software & Services	L+750	1.0%	5/7/21	26,828	26,828	26,627
Blueprint Sub, Inc.	(g)(o)	Software & Services	L+750	1.0%	5/7/21	3,509	3,509	3,482
Blueprint Sub, Inc.	(g)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Blueprint Sub, Inc.	(g)(o)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	74	73	68
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(k)	Consumer Services	5.4%		3/1/17	12,621	12,296	11,137
Caesars Entertainment Operating Co., Inc.	(e)(i)(k)	Consumer Services	6.2%		3/1/17	2,363	2,318	2,079
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(i)(k)	Consumer Services	8.4%		3/1/17	84,594	84,324	72,102
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	L+600	1.0%	10/11/20	22,013	21,059	20,428
Corel Corp.	(e)(f)(g)(i)	Software & Services	L+825		6/7/19	103,837	103,837	104,615
Corel Corp.	(g)(i)(o)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	42,303	42,436	40,821
Crestwood Holdings LLC	(g)	Energy	L+800		6/19/19	5,097	5,082	2,616

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	$10,609	$10,475	$10,185
Flanders Corp.	(g)	Capital Goods	L+950	1.5%	5/14/18	33,493	33,116	34,336
Fronton Holdings, LLC	(e)	Consumer Services	15.0%		4/30/19	3,736	3,709	3,736
Greystone Bridge Manager LLC	(g)(i)	Diversified Financials	L+1050		5/1/20	3,771	3,787	3,695
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+808	1.0%	3/26/21	1,000	1,000	1,000
H.M. Dunn Co., Inc.	(g)(o)	Capital Goods	L+725	1.0%	3/26/21	357	357	357
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	32,667
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	99,860	99,860	97,114
Imagine Communications Corp.	(g)(o)	Media	L+825	1.0%	4/29/20	30,000	30,000	29,175
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	13,931	13,931	13,792
Industry City TI Lessor, L.P.	(e)(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	33,826	33,826	33,826
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+858	1.0%	11/6/21	5,000	5,000	4,950
JMC Acquisition Merger Corp.	(g)(o)	Capital Goods	L+750	1.0%	11/6/21	906	906	897
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	68,600
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	31,551	31,348	30,604
LEAS Acquisition Co Ltd.	(g)(i)	Capital Goods	L+875	1.5%	6/30/19	€28,350	38,580	31,318
LEAS Acquisition Co Ltd.	(f)(i)	Capital Goods	L+875	1.5%	6/30/19	$9,946	9,946	9,648
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,821	12,821	12,308
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	63,948	63,699	62,349
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,130	8,065	4,938
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	5,911	5,864	3,590
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	36,889	36,889	37,627
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+843	1.0%	4/27/21	1,056	1,056	1,072
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	29	29	29
Nobel Learning Communities, Inc.	(g)(o)	Consumer Services	L+450	1.0%	4/27/20	110	110	110
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+865	1.3%	9/10/19	18,817	18,817	15,147
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,454	44,454	43,565
Pittsburgh Glass Works, LLC	(e)	Automobiles & Components	L+912	1.0%	11/25/21	67,944	67,944	71,341
Polymer Additives, Inc.	(g)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,722
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+842	1.0%	11/25/21	30,000	30,000	29,850
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,538	36,538	36,629
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+804	1.0%	9/25/21	31,313	31,313	30,451
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	191,276	191,276	192,232

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc.	(e)(g)(i)	Consumer Durables & Apparel	L+825		12/4/21	$80,000	$80,000	$76,800
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,787	30,000
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+775, 0.0% PIK (1.5% Max PIK)	1.3%	8/16/19	20,095	19,818	16,905
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,325	91,991	92,325
Sports Authority, Inc.	(g)(k)(p)	Retailing	L+600	1.5%	11/16/17	6,318	6,320	916
Stallion Oilfield Holdings, Inc.	(g)(k)(p)	Energy	L+675	1.3%	6/19/18	4,760	4,737	2,583
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,196	3,923
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	4,645	4,566	4,645
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	40,625	40,213	20,719
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	20,225
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	65,537	65,537	65,209
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,245
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	63,345	63,228	61,840
Warren Resources, Inc.	(f)(g)(p)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,715
Waste Pro USA, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	89,581	89,581	90,924
Waste Pro USA, Inc.	(g)(o)	Commercial & Professional Services	L+750	1.0%	10/15/20	5,667	5,667	5,752
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,363
Zeta Interactive Holdings Corp.	(g)(o)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,240

Total Senior Secured Loans—First Lien							2,273,953	2,207,561
Unfunded Loan Commitments							(114,891)	(114,891)

Net Senior Secured Loans—First Lien							2,159,062	2,092,670

Senior Secured Loans—Second Lien—27.4%
Alison US LLC	(g)(i)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,290	3,614
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,696	5,836
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,444	3,444	3,074
Arena Energy, LP	(g)	Energy	L+1000	1.0%	1/24/21	5,000	5,000	4,413
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	184,015	183,325	173,895
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,879	5,054

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	$10,009	$10,009	$9,909
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,915	5,583
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,159	55,631
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,378	10,980
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,098	44,500
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,304	11,250
JW Aluminum Co.	(e)(f)(g)(r)	Materials	9.3% PIK (9.3% Max PIK)		11/17/20	33,664	33,664	32,991
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,400
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,458	16,008
Paw Luxco II Sarl	(f)(i)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,625	13,735
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,037	78,600
Spencer Gifts LLC	(e)	Retailing	L+825	1.0%	6/29/22	30,000	29,867	26,250
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,213

Total Senior Secured Loans—Second Lien							623,648	587,936

Senior Secured Bonds—9.0%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,447	21,587
Aspect Software, Inc.	(f)(g)(k)(p)	Software & Services	10.6%		5/15/17	8,500	8,432	247
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	27,550	24,630	8,231
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	24,248	24,008	20,823
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,846	72,868
FourPoint Energy, LLC	(f)(o)	Energy	8.0%		12/31/20	5,906	5,877	4,651
Global A&T Electronics Ltd.	(g)(i)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,940	4,629
Lightstream Resources Ltd.	(f)(i)	Energy	9.9%		6/15/19	2,112	2,112	1,832
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	48,677	40,586

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SandRidge Energy, Inc.	(g)(k)(p)	Energy	8.8%		6/1/20	$19,500	$19,458	$4,778
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,274	18,306

Total Senior Secured Bonds							326,701	198,538
Unfunded Bond Commitments							(5,877)	(5,877)

Net Senior Secured Bonds							320,824	192,661

Subordinated Debt—20.6%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,109	3,084
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	17,065	17,080	13,672
Bellatrix Exploration Ltd.	(g)(i)	Energy	8.5%		5/15/20	5,000	4,915	2,613
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,376
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,011	4,312
Ceridian HCM Holding Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	10,800	11,335	10,166
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	239	70
Flanders Corp.	(e)(f)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	26,569	26,479	27,701
Flanders Corp.	(f)(g)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	26,910	25,895	27,871
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	654	654	654
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,155	4,155	4,155
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	859	859	859
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	808	808	808
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	59,662	59,662	59,662
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,758	9,758	9,758
Global Jet Capital Inc.	(f)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,110	5,110	5,110
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	533	533	533

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jupiter Resources Inc.	(f)(g)(i)	Energy	8.5%		10/1/22	$ 6,425	$5,427	$ 3,407
Mood Media Corp.	(f)(g)(i)	Media	9.3%		10/15/20	43,135	42,295	28,904
Navistar International Corp.	(f)(i)	Capital Goods	8.3%		11/1/21	7,615	7,450	5,664
NewStar Financial, Inc.	(g)(i)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	60,956	51,000
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,794	10,390
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	6,000	5,944	5,393
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	6,984	7,150
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,223	14,971
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,152	5,771
ThermaSys Corp.	(e)(f)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	136,283	136,283	113,285
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,274	5,274	5,030

Total Subordinated Debt							508,257	441,369

Collateralized Securities—3.7%
ACASC 2013-2A Class Subord. B	(f)(g)(i)	Diversified Financials	4.1%		10/25/25	30,500	20,122	13,875
Dryden CDO 23A Class Subord.	(g)(i)	Diversified Financials	0.0%		7/17/23	10,000	4,059	2,880
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(i)	Diversified Financials	10.9%		12/20/21	16,740	16,738	16,154
NewStar Clarendon 2014-1A Class D	(g)(i)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,385
NewStar Clarendon 2014-1A Class Subord. B	(g)(i)	Diversified Financials	13.2%		1/25/27	17,900	15,783	14,592
Rampart CLO 2007 1A Class Subord.	(g)(i)	Diversified Financials	9.4%		10/25/21	10,000	2,496	2,957
Stone Tower CLO VI Class Subord.	(f)(i)	Diversified Financials	16.1%		4/17/21	5,000	1,769	1,464
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(i)	Diversified Financials	10.7%		1/15/24	42,504	29,253	25,178

Total Collateralized Securities							91,681	78,485

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.1%(j)
5 Arches, LLC, Common Equity	(g)(i)(k)(m)	Diversified Financials	9,475	$250	$250
Allen Systems Group, Inc., Common Equity	(g)(k)(q)	Software & Services	1,689,767	36,422	83,137
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	658,092	656	1,152
Altus Power America Management, LLC, Class B Units	(g)(k)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(g)(i)(k)	Consumer Services	2,000,000	16,832	15,860
AP Exhaust Holdings, LLC, Common Equity	(g)(k)(m)	Automobiles & Components	811	811	341
Aquilex Corp., Common Equity, Class A Shares	(g)(m)	Commercial & Professional Services	15,128	1,087	3,964
Aquilex Corp., Common Equity, Class B Shares	(g)(m)	Commercial & Professional Services	32,637	1,690	8,551
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(k)(l)	Energy	96,800,082	29,100	21,691
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(i)(k)	Retailing	3,451,216	1,898	1,173
Eastman Kodak Co., Common Equity	(e)(g)(k)	Consumer Durables & Apparel	61,859	1,203	671
Flanders Corp., Common Equity	(f)(k)	Capital Goods	6,829,973	7,183	16,850
FourPoint Energy, LLC, Common Equity, Class C Units	(g)(k)(m)	Energy	21,000	21,000	6,878
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(k)(m)	Energy	3,937	2,601	1,299
Fronton Investor Holdings, LLC, Class B Units	(g)(m)(q)	Consumer Services	14,943	16,885	16,885
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(i)(k)	Commercial & Professional Services	32,925,082	32,925	32,925
Harvey Holdings, LLC, Common Equity	(g)(k)	Capital Goods	2,333,333	2,333	3,850
Imagine Communications Corp., Common Equity, Class A Units	(g)(k)	Media	33,034	3,783	2,015
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(k)(m)	Materials	347,107	347	573
JMC Acquisition Holdings, LLC, Common Equity	(g)(k)	Capital Goods	483	483	483
JW Aluminum Co., Common Equity	(e)(f)(g)(k)(r)	Materials	949	—	2,196
JW Aluminum Co., Preferred Equity	(e)(f)(g)(k)(r)	Materials	4,395	43,101	43,954
Leading Edge Aviation Services, Inc., Common Equity	(f)(k)	Capital Goods	4,401	464	—
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(k)	Capital Goods	1,303	1,303	1,093
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(k)(m)	Capital Goods	490,213	490	245
Micronics, Inc., Common Equity	(g)(k)	Capital Goods	53,073	553	568
Micronics, Inc., Preferred Equity	(g)(k)	Capital Goods	55	553	723
New Star Metals Inc., Common Equity	(g)(k)	Capital Goods	741,082	750	889
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(i)(k)	Diversified Financials	3,000,000	15,058	6,750
Plains Offshore Operations Inc., Preferred Equity	(e)(f)	Energy	52,666	66,892	65,076
Plains Offshore Operations Inc., Warrants, 11/18/2019	(e)(f)(k)	Energy	1,067,481	1,722	—
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	32,000

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Common Equity	(f)(k)	Capital Goods	25,000	$2,500	$13,445
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	24,190	24,958
Safariland, LLC, Warrants, 7/27/2018	(f)(k)	Capital Goods	2,263	246	1,217
Safariland, LLC, Warrants, 9/20/2019	(f)(k)	Capital Goods	2,273	227	1,222
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(k)	Commercial & Professional Services	33,306	3,400	7,857
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	11,345	11,351
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(k)	Commercial & Professional Services	1,293	1	149
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(k)	Commercial & Professional Services	19,388	12	2,635
Sequential Brands Group, Inc., Common Equity	(g)(i)(k)	Consumer Durables & Apparel	206,664	2,790	1,321
Sorenson Communications, Inc., Common Equity	(f)(k)	Telecommunication Services	46,163	—	31,682
Sunnova Energy Corp., Common Equity	(g)(k)	Energy	192,389	722	1,024
Sunnova Energy Corp., Preferred Equity	(g)(k)	Energy	272,725	1,452	1,451
ThermaSys Corp., Common Equity	(f)(k)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(k)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(k)	Materials	3,637,500	3,638	1,455
Zeta Interactive Holdings Corp., Preferred Equity	(g)(k)	Software & Services	215,662	1,714	1,818

Total Equity/Other				375,794	473,627

TOTAL INVESTMENTS—180.5%				$4,079,266	3,866,748

LIABILITIES IN EXCESS OF OTHER ASSETS—(80.5%)					(1,724,010)

NET ASSETS—100%					$2,142,738

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.63%, the Euro Interbank Offered Rate, or EURIBOR, was (0.24)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Position or portion thereof unsettled as of March 31, 2016.

(i)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2016, 79.5% of the Company’s total assets represented qualifying assets.

(j)	Listed investments may be treated as debt for GAAP or tax purposes.

(k)	Security is non-income producing.

(l)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(p)	Asset is on non-accrual status.

(q)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities. During the three months ended March 31, 2016, the Company held an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio companies:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	—	—	$967	—	—	—	$381
Equity/Other
Allen Systems Group, Inc., Common Equity	—	—	—	—	—	—	$5,239
Fronton Investor Holdings, LLC, Class B Units	—	—	—	—	$224	—	$747

(r)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the three months ended March 31, 2016, the Company held an investment in and, in connection with such investment is deemed to be an “affiliated person” of and deemed to “control” the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—Second Lien
JW Aluminum Co.	—	—	$778	—	—	—	$(673)
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	$2,196
JW Aluminum Co., Preferred Equity	—	—	—	—	—	—	$110

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	$5,166	$5,150	$3,349
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,636	10,494	9,218
Flanders Corp.	(e)(g)	Capital Goods	L+950	1.5%	5/14/18	33,993	33,574	34,672
Fronton Holdings, LLC	(e)	Consumer Services	15.0%		4/30/19	3,736	3,708	3,736
Greystone Bridge Manager LLC	(g)(h)	Diversified Financials	L+1050		5/1/20	3,367	3,384	3,300
Greystone Bridge Manager LLC	(g)(h)(n)	Diversified Financials	L+1050		5/1/20	403	403	395
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+809	1.0%	3/26/21	1,000	1,000	990
H.M. Dunn Co., Inc.	(g)(n)	Capital Goods	L+725	1.0%	3/26/21	357	357	354
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	32,667
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	101,367	101,367	97,566
Imagine Communications Corp.	(g)(n)	Media	L+825	1.0%	4/29/20	30,000	30,000	28,875
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	13,954	13,954	13,814
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	25,377	25,377	26,519
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+858	1.0%	11/6/21	5,000	5,000	5,000
JMC Acquisition Merger Corp.	(g)(n)	Capital Goods	L+750	1.0%	11/6/21	906	906	906
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	68,600
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	31,983	31,757	31,183
LEAS Acquisition Co Ltd.	(g)(h)	Capital Goods	L+875	1.5%	6/30/19	€28,738	39,110	30,424
LEAS Acquisition Co Ltd.	(f)(h)	Capital Goods	L+875	1.5%	6/30/19	$10,083	10,083	9,830
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,855	12,855	12,726
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	64,110	63,843	63,148
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,414	8,338	3,954
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,117	6,061	2,874
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	40,250	40,250	40,250
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+845	1.0%	4/27/21	1,056	1,056	1,052
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	45	45	45
Nobel Learning Communities, Inc.	(g)(n)	Consumer Services	L+450	1.0%	4/27/20	94	94	94
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	18,817	18,817	16,276
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,569	44,569	44,123
Pittsburgh Glass Works, LLC	(e)	Automobiles & Components	L+916	1.0%	11/25/21	67,944	67,944	67,944
Polymer Additives, Inc.	(g)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,722
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+842	1.0%	11/25/21	30,000	30,000	30,020

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Reddy Ice Corp.	(g)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	$321	$319	$264
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,769	36,769	36,655
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+804	1.0%	9/25/21	31,313	31,313	30,921
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	193,376	193,376	196,277
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+825		12/4/21	80,000	80,000	79,200
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,768	30,075
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	20,063	19,768	14,571
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,560	92,208	92,792
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	6,318	6,321	2,069
Stallion Oilfield Holdings, Inc.	(g)	Energy	L+675	1.3%	6/19/18	4,760	4,735	2,580
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,177	3,860
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% (12.0% Max PIK)		11/14/21	7,217	7,080	7,055
Sunnova Asset Portfolio 5 Holdings, LLC	(g)(n)	Energy	12.0% (12.0% Max PIK)		11/14/21	207	207	202
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	41,000	40,552	25,420
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	19,825
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	66,546	66,546	66,546
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,940
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	63,695	63,541	62,421
Warren Resources, Inc.	(f)(g)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,748
Waste Pro USA, Inc.	(e)(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,020	86,020	87,310
Waste Pro USA, Inc.	(g)(n)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,325
Zeta Interactive Holdings Corp.	(g)(n)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,232

Total Senior Secured Loans—First Lien							2,372,202	2,297,612
Unfunded Loan Commitments							(123,783)	(123,783)

Net Senior Secured Loans—First Lien							2,248,419	2,173,829

Senior Secured Loans—Second Lien—28.3%
AdvancePierre Foods, Inc.	(e)(g)	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	10,556	10,491	10,384
Alison US LLC	(g)(h)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	$5,800	$5,688	$5,836
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	3,243	3,243	2,959
Arena Energy, LP	(g)	Energy	L+1000	1.0%	1/24/21	5,000	5,000	4,604
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	183,088	182,329	163,864
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,874	5,331
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	9,800
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,893	5,928
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,121	55,344
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,373	11,063
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,060	43,250
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
JW Aluminum Co.	(e)(f)(g)(r)	Materials	L+850	0.8%	11/17/20	32,887	32,887	32,887
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,092
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,450	16,425
Paw Luxco II Sarl	(f)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,535	12,460
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,008	79,600
Spencer Gifts LLC	(e)(g)	Retailing	L+825	1.0%	6/29/22	60,000	59,723	60,300
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							661,742	624,814

Senior Secured Bonds—10.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,390	38,661
Aspect Software, Inc.	(f)(g)	Software & Services	10.6%		5/15/17	8,500	8,424	6,981
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	48,800	44,622	16,714
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	29,248	28,993	26,469
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,745	71,943
FourPoint Energy, LLC	(f)(n)	Energy	8.0%		12/31/20	5,906	5,877	4,592
Global A&T Electronics Ltd.	(g)(h)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,936	5,530
Lightstream Resources Ltd.	(f)(h)	Energy	9.9%		6/15/19	2,112	2,112	1,764
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	47,267	49,432
SandRidge Energy, Inc.	(g)	Energy	8.8%		6/1/20	19,500	19,457	5,953

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	$19,898	$19,250	$18,592

Total Senior Secured Bonds							350,073	246,631
Unfunded Bond Commitments							(5,877)	(5,877)

Net Senior Secured Bonds							344,196	240,754

Subordinated Debt—19.8%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,102	3,922
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	18,065	18,089	11,754
Bellatrix Exploration Ltd.	(g)(h)	Energy	8.5%		5/15/20	5,000	4,911	3,369
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,773
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,012	4,756
Ceridian HCM Holding Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	10,800	11,354	8,532
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	237	132
Flanders Corp.	(e)(f)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	25,666	25,569	26,693
Flanders Corp.	(f)(g)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	25,754	24,651	27,750
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	57,459	57,459	57,459
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,397	9,397	9,397
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	517	517	517
Jupiter Resources Inc.	(f)(g)(h)	Energy	8.5%		10/1/22	6,425	5,399	2,578
Mood Media Corp.	(f)(g)(h)	Media	9.3%		10/15/20	43,135	42,256	27,660

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Navistar International Corp.	(f)(h)	Capital Goods	8.3%		11/1/21	$8,345	$8,163	$5,646
NewStar Financial, Inc.	(g)(h)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,501	50,188
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,815	9,525
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	6,000	5,943	5,760
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 0.0% PIK (2.5% Max PIK)		9/30/19	7,000	6,934	7,140
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,200	15,732
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,081	6,544
ThermaSys Corp.	(e)(f)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	135,676	135,676	122,278
VPG Group Holdings LLC	(e)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,247	5,247	5,037

Total Subordinated Debt							492,658	438,414

Collateralized Securities—3.9%
ACASC 2013-2A Class Subord. B	(f)(g)(h)	Diversified Financials	7.2%		10/25/25	30,500	21,267	16,659
Dryden CDO 23A Class Subord.	(g)(h)	Diversified Financials	9.8%		7/17/23	10,000	4,507	3,455
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(h)	Diversified Financials	14.2%		12/20/21	16,740	16,724	15,987
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,420
NewStar Clarendon 2014-1A Class Subord. B	(g)(h)	Diversified Financials	13.6%		1/25/27	17,900	16,150	14,955
Rampart CLO 2007 1A Class Subord.	(g)(h)	Diversified Financials	14.4%		10/25/21	10,000	2,576	3,034
Stone Tower CLO VI Class Subord.	(f)(h)	Diversified Financials	18.3%		4/17/21	5,000	1,823	2,141
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(h)	Diversified Financials	12.4%		1/15/24	42,504	30,186	27,356

Total Collateralized Securities							94,694	85,007

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—21.1%(i)
5 Arches, LLC, Common Equity	(g)(h)(j)(l)	Diversified Financials	9,475	$250	$250
Allen Systems Group, Inc., Common Equity	(g)(j)(q)	Software & Services	1,689,767	36,422	77,898
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	574,758	575	1,063
Altus Power America Management, LLC, Class B Units	(g)(j)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(g)(h)(j)	Consumer Services	2,000,000	16,832	15,260
AP Exhaust Holdings, LLC, Common Equity	(g)(j)(l)	Automobiles & Components	811	811	405
Aquilex Corp., Common Equity, Class A Shares	(e)	Commercial & Professional Services	15,128	1,087	4,496
Aquilex Corp., Common Equity, Class B Shares	(e)(f)	Commercial & Professional Services	32,637	1,690	9,700
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(j)(k)	Energy	10,192,939	9,700	2,039
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(h)(j)	Retailing	3,451,216	1,898	2,278
CoSentry.Net, LLC, Preferred Equity	(f)(j)	Software & Services	2,632	2,500	4,385
Eastman Kodak Co., Common Equity	(e)(g)(j)	Consumer Durables & Apparel	61,859	1,203	784
Flanders Corp., Common Equity	(f)(j)	Capital Goods	6,829,973	7,183	18,441
FourPoint Energy, LLC, Common Equity, Class C Units	(g)(j)(l)	Energy	21,000	21,000	14,700
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(j)(l)	Energy	3,937	2,601	2,776
Fronton Investor Holdings, LLC, Class B Units	(g)(l)(q)	Consumer Services	14,943	16,885	16,138
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(h)(j)	Commercial & Professional Services	30,791,193	30,791	30,791
Harvey Holdings, LLC, Common Equity	(g)(j)	Capital Goods	2,333,333	2,333	2,217
Imagine Communications Corp., Common Equity, Class A Units	(g)(j)	Media	33,034	3,783	2,124
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(j)(l)	Materials	347,107	347	573
JMC Acquisition Holdings, LLC, Common Equity	(g)(j)	Capital Goods	483	483	483
JW Aluminum Co., Common Equity	(e)(f)(g)(j)(r)	Materials	949	—	—
JW Aluminum Co., Preferred Equity	(e)(f)(g)(j)(r)	Materials	4,395	43,101	43,844
Leading Edge Aviation Services, Inc., Common Equity	(f)(j)	Capital Goods	4,401	464	—
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(j)	Capital Goods	1,303	1,303	1,263
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(j)(l)	Capital Goods	490,213	490	466
Micronics, Inc., Common Equity	(g)(j)	Capital Goods	53,073	553	536
Micronics, Inc., Preferred Equity	(g)(j)	Capital Goods	55	553	706
New Star Metals Inc., Common Equity	(g)(j)	Capital Goods	741,082	750	667
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(h)(j)(o)	Diversified Financials	3,000,000	15,058	14,760
Plains Offshore Operations Inc., Preferred Equity	(e)(f)	Energy	52,666	65,802	64,672
Plains Offshore Operations Inc., Warrants, 11/18/2019	(e)(f)(j)	Energy	1,067,481	1,722	—
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	31,500

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Common Equity	(f)(j)	Capital Goods	25,000	$2,500	$13,088
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	23,794	24,582
Safariland, LLC, Warrants, 7/27/2018	(f)(j)	Capital Goods	2,263	246	1,185
Safariland, LLC, Warrants, 9/20/2019	(f)(j)	Capital Goods	2,273	227	1,190
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(j)	Commercial & Professional Services	33,306	3,400	8,593
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	11,081	11,088
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(j)	Commercial & Professional Services	1,293	1	177
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(j)	Commercial & Professional Services	19,388	12	3,063
Sequential Brands Group, Inc., Common Equity	(g)(h)(j)	Consumer Durables & Apparel	206,664	2,790	1,412
Sorenson Communications, Inc., Common Equity	(f)(j)	Telecommunication Services	46,163	—	33,090
Sunnova Holdings, LLC, Common Equity	(g)(j)	Energy	31,018	722	853
ThermaSys Corp., Common Equity	(f)(j)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(j)	Capital Goods	51,813	5,181	1,010
VPG Group Holdings LLC, Class A-2 Units	(f)(j)	Materials	3,637,500	3,638	1,455
Zeta Interactive Holdings Corp., Preferred Equity	(g)(j)	Software & Services	215,662	1,714	1,782

Total Equity/Other				353,477	467,783

Unfunded Contingent Warrant Commitment	(p)				(1,230)

Net Equity/Other					466,553

TOTAL INVESTMENTS—182.4%				$4,195,186	4,029,371

LIABILITIES IN EXCESS OF OTHER ASSETS—(82.4%)					(1,820,443)

NET ASSETS—100%					$2,208,928

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2015, 79.7% of the Company’s total assets represented qualifying assets.

(i)	Listed investments may be treated as debt for GAAP or tax purposes.

(j)	Security is non-income producing.

(k)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Includes 250,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(p)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(q)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities. During the year ended December 31, 2015, the Company made an investment in and, in connection with such investment is deemed to be an “affiliated person” of (but would not be deemed to “control”), the following portfolio companies:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$37,634	—	$2,603	$790	—	—	$380
Equity/Other
Allen Systems Group, Inc., Common Equity	$36,422	—	—	—	—	—	$41,476
Fronton Investor Holdings, LLC, Class B Units	—	$(1,046)	—	—	$299	—	$2,391

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2016, the Company had two wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2016. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2015 and the audited consolidated financial statements for the year ended December 31, 2015

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in financial statements. Under pre-existing guidance, debt issuance costs were recognized as a deferred charge and presented as an asset on the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs for its repurchase agreement and unsecured notes. ASU 2015-03 affects the presentation and disclosure of such costs in the Company’s financial statements. There is no change to the Company’s recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, unchanged from its prior method of disclosure.

Comparative financial statements of prior interim periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	—	204,783	$2,006

Net Proceeds from Share Transactions	—	—	204,783	$2,006

During the three months ended March 31, 2016, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 619,897 shares of common stock in the open market at an average price per share of $9.05 (totaling $5,612) pursuant to the Company’s DRP, and distributed such shares to participants in the Company’s DRP. During the three months ended March 31, 2015, the Company issued 204,783 shares of common stock pursuant to its DRP for gross proceeds of $2,006 at an average price per share of $9.79. During

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

the period from April 1, 2016 to May 6, 2016, the Company issued an additional 641,574 shares of common stock pursuant to its DRP for gross proceeds of $5,665 at an average price per share of $8.83. For additional information regarding the terms of the DRP, see Note 5.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FB Advisor	July 2014 Investment Advisory Agreement	Base Management Fee(1)	$17,812	$19,038
FB Advisor	July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$3,748
FB Advisor	July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$12,485	$13,905
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$1,196	$991

(1)	During the three months ended March 31, 2016 and 2015, $18,415 and $19,525, respectively, in base management fees were paid to FB Advisor. As of March 31, 2016, $17,812 in base management fees were payable to FB Advisor.
(2)	During the three months ended March 31, 2015, the Company accrued capital gains incentive fees of $3,748 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is payable by the Company unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the three months ended March 31, 2016. As of March 31, 2016, no capital gains incentive fees were accrued.
(3)	During the three months ended March 31, 2016 and 2015, $13,374 and $13,089, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2016, a subordinated incentive fee on income of $12,485 was payable to FB Advisor.
(4)	During the three months ended March 31, 2016 and 2015, $1,124 and $783, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $1,164 and $1,788, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2016 and 2015.

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.2228	$53,706
Fiscal 2016
March 31, 2016	$0.2228	$54,093

On May 3, 2016, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about July 5, 2016 to stockholders of record as of the close of business on June 22, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Pursuant to the Company’s DRP, the Company will reinvest all cash dividends or distributions declared by the Company’s board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

With respect to each distribution pursuant to the DRP, the Company reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market in connection with implementation of the DRP. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (A) if the per share market price (as defined in the DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) of the Company’s common stock on the payment date for the distribution, then the Company will issue shares of common stock at the greater of (i) net asset value per share of common stock or (ii) 95% of the market price; or (B) if the market price is less than the net asset value per share, then, in the sole discretion of the Company, (i) shares of common stock will be purchased in open market transactions for the accounts of participants to the extent practicable, or (ii) the Company will issue shares of common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of common

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

stock to be issued to a participant will be determined by dividing the total dollar amount of the distribution payable to a participant by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

If a stockholder receives distributions in the form of common stock pursuant to the DRP, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive distributions in cash. If the Company’s common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The stockholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the stockholder’s account.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,093	100%	53,706	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$54,093	100%	$53,706	100%

(1)	During the three months ended March 31, 2016 and 2015, 89.1% and 91.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.9% and 3.6%, respectively, was attributable to non-cash accretion of discount and 8.0% and 4.6%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $49,516 and $56,501, respectively. As of March 31, 2016 and December 31, 2015, the Company had $151,979 and $156,556 of undistributed net investment income, respectively, and $42,118 and $29,888, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
GAAP-basis net investment income	$49,938	$51,649
Reversal of incentive fee accrual on unrealized gains	—	3,748
Reclassification of unamortized original issue discount and prepayment fees	(1,549)	(933)
Other miscellaneous differences	1,127	2,037

Tax-basis net investment income	$49,516	$56,501

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

As of March 31, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$151,979	$156,556
Distributable realized gains (accumulated capital losses)(1)	(42,118)	(29,888)
Incentive fee accrual on unrealized gains	—	—
Other temporary differences	(225)	(343)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(2)	(230,432)	(184,276)

Total	$(120,796)	$(57,951)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010 may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $3,214 and $38,904, respectively.
(2)	As of March 31, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $152,733 and $148,633, respectively. As of March 31, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $383,165 and $332,909, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,103,500 and $4,221,604 as of March 31, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(230,432) and $(184,276) as of March 31, 2016 and December 31, 2015, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,159,062	$2,092,670	54%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	623,648	587,936	15%	661,742	624,814	15%
Senior Secured Bonds	320,824	192,661	5%	344,196	240,754	6%
Subordinated Debt	508,257	441,369	12%	492,658	438,414	11%
Collateralized Securities	91,681	78,485	2%	94,694	85,007	2%
Equity/Other	375,794	473,627	12%	353,477	466,553	12%

Total	$4,079,266	$3,866,748	100%	$4,195,186	$4,029,371	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2016, except for JW Aluminum Co., in which the Company has a second lien secured loan investment and two equity/other investments, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of March 31, 2016, except for Allen Systems Group, Inc., in which the Company has a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $120,768, one unfunded commitment to purchase up to $384 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded debtor in possession, or DIP, investment in Aspect Software, Inc. with an unfunded commitment of $275. As of December 31, 2015, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2016 and the Company’s audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$99,250	2%	$95,950	2%
Capital Goods	888,315	23%	906,387	22%
Commercial & Professional Services	340,176	9%	327,407	8%
Consumer Durables & Apparel	254,717	7%	259,789	6%
Consumer Services	425,183	11%	426,534	11%
Diversified Financials	146,835	4%	154,651	4%
Energy	383,861	10%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	201,480	5%	195,420	5%
Materials	259,385	7%	275,429	7%
Media	127,741	3%	126,742	3%
Retailing	28,339	1%	64,647	2%
Semiconductors & Semiconductor Equipment	4,629	0%	5,530	0%
Software & Services	334,083	9%	425,992	11%
Technology Hardware & Equipment	118,786	3%	127,682	3%
Telecommunication Services	157,284	4%	160,206	4%
Transportation	96,684	2%	100,659	3%

Total	$3,866,748	100%	$4,029,371	100%

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

As of March 31, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2016	December 31, 2015
Valuation Inputs	(Unaudited)
Level 1—Price quotations in active markets	$1,992	$784
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,864,756	4,028,587

	$3,866,748	$4,029,371

The Company’s investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-two senior secured loan investments, four senior secured bond investments, fifteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity investments, which were traded on an active public market, were valued at their respective closing price as of March 31, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	496	354	1,769	443	—	26	3,088
Net realized gain (loss)	(75)	219	(14,688)	(405)	—	1,170	(13,779)
Net change in unrealized appreciation (depreciation)	8,198	1,216	(24,721)	(12,644)	(3,509)	(15,039)	(46,499)
Purchases	19,943	—	—	11,516	—	24,158	55,617
Paid-in-kind interest	295	1,914	—	5,440	—	633	8,282
Sales and redemptions	(110,016)	(40,581)	(10,453)	(1,395)	(3,013)	(3,670)	(169,128)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$2,092,670	$587,936	$192,661	$441,369	$78,485	$471,635	$3,864,756

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$9,389	$1,110	$(24,721)	$(12,644)	$(3,509)	$(11,951)	$(42,326)

(1)	There was one transfer from Level 3 to Level 1 during the three months ended March 31, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

	For the Three Months Ended March 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	1,695	276	974	833	66	24	3,868
Net realized gain (loss)	427	146	—	429	2,283	—	3,285
Net change in unrealized appreciation (depreciation)	(6,640)	54	(237)	8,382	(6,434)	16,977	12,102
Purchases	165,760	20,000	138	1,465	—	4,147	191,510
Paid-in-kind interest	361	764	—	3,282	—	587	4,994
Sales and redemptions	(170,412)	(31,880)	—	(23,563)	(9,212)	(2,288)	(237,355)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,197,397	$697,615	$360,150	$455,132	$110,623	$339,591	$4,160,508

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(4,382)	$(242)	$(237)	$8,711	$(4,162)	$17,713	$17,401

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at March 31, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,744,307	Market Comparables	Market Yield (%)	3.3% - 22.8%	9.6%
			EBITDA Multiples (x)	4.7x - 11.4x	7.5x
	156,117	Other(2)	Other(2)	N/A	N/A
	192,246	Market Quotes	Indicative Dealer Quotes	12.5% - 98.3%	86.9%
Senior Secured Loans—Second Lien	393,749	Market Comparables	Market Yield (%)	6.6% - 16.8%	13.6%
	194,187	Market Quotes	Indicative Dealer Quotes	72.0% - 100.0%	90.3%
Senior Secured Bonds	114,060	Market Comparables	Market Yield (%)	14.0% - 15.8%	14.3%
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
	247	Other(2)	Other(2)	N/A	N/A
	78,354	Market Quotes	Indicative Dealer Quotes	20.0% - 93.0%	60.4%
Subordinated Debt	196,374	Market Comparables	Market Yield (%)	9.0% - 18.8%	16.2%
			EBITDA Multiples (x)	7.5x - 9.5x	7.8x
	136,578	Other(2)	Other(2)	N/A	N/A
	108,417	Market Quotes	Indicative Dealer Quotes	26.3% - 100.0%	77.5%
Collateralized Securities	16,154	Market Comparables	Market Yield (%)	13.7% - 13.7%	13.7%
	62,331	Market Quotes	Indicative Dealer Quotes	28.8% - 88.8%	58.5%
Equity/Other	354,716	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
			EBITDA Multiples (x)	5.0x - 16.2x	8.9x
			Production Multiples (Mboe/d)	$32,500.0 - $37,500.0	$35,000.0
			Proved Reserves Multiples (Mmboe)	$7.3 - $227.8	$167.5
			Undeveloped Acreage Multiples ($/acre)	$9,289.0 - $9,289.0	$9,289.0
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	11.5% - 21.0%	13.7%
		Option Valuation Model	Volatility (%)	39.0% - 57.0%	50.9%
	116,919	Other(2)	Other(2)	N/A	N/A

Total	$3,864,756

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,885,927	Market Comparables	Market Yield (%)	3.0% - 16.8%	9.4%
			EBITDA Multiples (x)	7.5x - 8.4x	8.1x
	37,056	Other(2)	Other(2)	N/A	N/A
	184,346	Market Quotes	Indicative Dealer Quotes	30.0% - 99.3%	82.6%
	66,500	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	383,988	Market Comparables	Market Yield (%)	6.2% - 18.0%	13.9%
	240,826	Market Quotes	Indicative Dealer Quotes	68.4% - 101.0%	94.6%
Senior Secured Bonds	121,853	Market Comparables	Market Yield (%)	14.0% - 31.5%	20.5%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	118,901	Market Quotes	Indicative Dealer Quotes	30.3% - 94.4%	65.6%
Subordinated Debt	232,682	Market Comparables	Market Yield (%)	8.8% - 15.3%	13.4%
			EBITDA Multiples (x)	8.8x - 9.3x	9.0x
	99,822	Other(2)	Other(2)	N/A	N/A
	105,910	Market Quotes	Indicative Dealer Quotes	34.9% - 104.1%	74.6%
Collateralized Securities	15,987	Market Comparables	Market Yield (%)	13.2% - 13.2%	13.2%
	69,020	Market Quotes	Indicative Dealer Quotes	30.3% - 91.0%	63.1%
Equity/Other	368,274	Market Comparables	Market Yield (%)	12.0% - 12.5%	12.3%
			EBITDA Multiples (x)	5.3x - 14.5x	9.5x
			Production Multiples (Mboe/d)	$50,000.0 - $55,000.0	$52,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 - $11.0	$9.2
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	48.8%
	97,495	Other(2)	Other(2)	N/A	N/A

Total	$4,028,587

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
ING Credit Facility	Revolving Credit Facility	L+2.50%	$32,728	(1)	$267,272	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$725,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Borrowings in Euros. Euro balance outstanding of €28,738 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $1,888,625 and 3.76%, respectively. As of March 31, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.98%.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, the Company’s former wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On December 15, 2015, Broad Street and Deutsche Bank entered into an amendment to the facility which extended the maturity date to January 19, 2016. The Broad Street credit facility matured and terminated on January 19, 2016. The Broad Street credit facility provided for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank was a lender and served as administrative agent under the facility.

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

As of March 31, 2016 and December 31, 2015, no amounts remained outstanding under the Broad Street credit facility. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of March 31, 2016, all of the deferred financing costs have been amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	—	$302

Total interest expense	—	$302

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	—	$360
Average borrowings under the facility(2)	—	$68,748
Effective interest rate on borrowings	—	1.75%
Weighted average interest rate	—	1.75%

(1)	Interest under the Broad Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility were calculated for the period the Company had borrowings outstanding under the facility.

Borrowings of Broad Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

ING Credit Facility

On April 3, 2014, the Company entered into a senior secured revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto, or the ING credit facility. The ING credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments. The ING credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000. The Company’s obligations under the ING credit facility are guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries. The Company’s obligations under the ING credit facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder other than the equity interests of its special-purpose financing subsidiaries.

As of March 31, 2016 and December 31, 2015, $32,728 and $34,625, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €28,738 and €29,125, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $1,139 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$823	$904
Non-usage fees	237	158
Amortization of deferred financing costs	281	279

Total interest expense	$1,341	$1,341

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,421	$1,012
Average borrowings under the facility	$114,174	$133,874
Effective interest rate on borrowings (including the effect of non-usage fees)	10.70%	4.72%
Weighted average interest rate (including the effect of non-usage fees)	3.67%	3.21%

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings.

JPM Financing

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which has been subsequently amended from time to time. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements. The Company and JPM most recently amended the financing arrangement on March 1, 2016 to, among other things, reduce the amount of outstanding available debt financing from $800,000 to $725,000.

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, Supplemental Indenture No. 2, dated May 8, 2015, and Supplemental Indenture No. 3, dated March 1, 2016, in each case, with Citibank N.A., as trustee, or the Amended

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes issued by Locust Street is $870,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street has purchased all Class A Notes issued by Locust Street at a purchase price equal to their par value.

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of March 1, 2016, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM purchased the $870,000 of Class A Notes held by Race Street for a purchase price equal to $725,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell the Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for the Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Race Street is permitted to reduce (based on certain thresholds during specific periods) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Pursuant to the financing arrangement, the assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of March 31, 2016 and December 31, 2015, Class A Notes in the aggregate principal amount of $870,000 and $960,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $725,000 and $800,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of March 31, 2016 and December 31, 2015, Race Street’s liability under the JPM Facility was $725,000 and $800,000, plus $2,029 and $5,633, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of March 31, 2016 and December 31, 2015, the fair value of assets held by Locust Street was $1,534,914 and $1,661,239, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of March 31, 2016 and December 31, 2015, the fair value of assets held by Race Street was $791,614 and $817,593, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of March 31, 2016, all of the deferred financing costs have been amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$6,363	$7,719
Amortization of deferred financing costs	—	26

Total interest expense	$6,363	$7,745

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$9,967	$7,891
Average borrowings under the facility	$774,451	$950,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

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

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.000% notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

As of March 31, 2016 and December 31, 2015, $400,000 of the 4.000% notes was outstanding. As of March 31, 2016, the fair value of the 4.000% notes was approximately $401,249. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of March 31, 2016, $368 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of March 31, 2016, $3,685 of such discount had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$3,788	$3,948
Amortization of deferred financing costs and discount	308	309

Total interest expense	$4,096	$4,257

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$8,000	$8,044
Average borrowings under the 4.000% notes	$400,000	$400,000
Effective interest rate on borrowings	4.00%	4.00%
Weighted average interest rate	4.00%	4.00%

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

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

As of March 31, 2016 and December 31, 2015, $325,000 of the 4.250% notes was outstanding. As of March 31, 2016, the fair value of the 4.250% notes was approximately $324,854. The Company incurred costs of $839 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of March 31, 2016, $622 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $4,115 of discount against the carrying amount of such notes. As of March 31, 2016, $3,047 of such discount had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$3,453	$3,409
Amortization of deferred financing costs and discount	241	245

Total interest expense	$3,694	$3,654

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$6,906	—
Average borrowings under the 4.250% notes	$325,000	$325,000
Effective interest rate on borrowings	4.25%	4.25%
Weighted average interest rate	4.25%	4.25%

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

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

As of March 31, 2016 and December 31, 2015, $275,000 of the 4.750% notes was outstanding. As of March 31, 2016, the fair value of the 4.750% notes was approximately $273,074. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of March 31, 2016, $414 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of March 31, 2016, $2,906 of such discount had yet to be amortized to interest expense.

For the three months ended March 31, 2016, the components of total interest expense for the 4.750% notes were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$3,265
Amortization of deferred financing costs and discount	135

Total interest expense	$3,400

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	—
Average borrowings under the 4.750% notes	$275,000
Effective interest rate on borrowings	4.75%
Weighted average interest rate	4.75%

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$9.10	$9.83
Results of operations(2)
Net investment income (loss)	0.21	1.10
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.27)	(0.94)

Net increase (decrease) in net assets resulting from operations	(0.06)	0.16

Stockholder distributions(3)
Distributions from net investment income	(0.22)	(0.75)
Distributions from net realized gain on investments	—	(0.14)

Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.89)

Capital share transactions
Issuance of common stock(4)	—	0.00

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$8.82	$9.10

Per share market value, end of period	$9.17	$8.99

Shares outstanding, end of period	242,847,016	242,847,016

Total return based on net asset value(5)	(0.66)%	1.63%

Total return based on market value(6)	4.45%	(0.50)%

Ratio/Supplemental Data:
Net assets, end of period	$2,142,738	$2,208,928

Ratio of net investment income to average net assets(7)	2.30%	11.25%

Ratio of total operating expenses to average net assets(7)	2.44%	8.90%

Portfolio turnover(8)	1.40%	39.93%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,757,728	$1,834,625

Asset coverage per unit(9)	2.22	2.20

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, as applicable, pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the year ended December 31, 2015.

(5)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	The total return based on market value for the three months ended March 31, 2016 was calculated by taking the closing price of the Company’s shares on the NYSE on March 31, 2016, adding the cash distributions per share that were declared during the three months ended March 31, 2016 and dividing the total by $8.99, the closing price of the Company’s shares on the NYSE on December 31, 2015. The total return based on market value for the year ended December 31, 2015 was calculated by taking the closing price of the Company’s shares on the NYSE on December 31, 2015, adding the cash distributions per share that were declared during the year ended December 31, 2015 and dividing the total by $9.93, the closing price of the Company’s shares on the NYSE on December 31, 2014. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2016 and year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015

Ratio of accrued capital gains incentive fees to average net assets	—	(0.89)%
Ratio of subordinated income incentive fees to average net assets	0.57%	2.59%
Ratio of interest expense to average net assets	0.87%	3.19%
Ratio of excise taxes to average net assets	—	0.26%

(8)	Portfolio turnover for the three months ended March 31, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

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

We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2016 and for the Year Ended December 31, 2015

During the three months ended March 31, 2016, we made investments in portfolio companies totaling $55,617. During the same period, we sold investments for proceeds of $65,846 and received principal repayments of $103,282. As of March 31, 2016, our investment portfolio, with a total fair value of $3,866,748 (54% in first lien senior secured loans, 15% in second lien senior secured loans, 5% in senior secured bonds, 12% in subordinated debt, 2% in collateralized securities and 12% in equity/other), consisted of interests in 111 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $114.3 million. As of March 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.6% based upon the amortized cost of our investments. For the three months ended March 31, 2016, our total return based on net asset value was (0.66)% and our total return based on market value was 4.45%.

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

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and total return based on net asset value do not represent actual investment returns to stockholders. Our estimated gross portfolio yield and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. See footnotes 5 and 6 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2016 and year ended December 31, 2015:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Net Investment Activity
Purchases	$55,617	$1,647,620
Sales and Redemptions	(169,128)	(1,625,520)

Net Portfolio Activity	$(113,511)	$22,100

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015

New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$19,943	36%	$941,661	57%
Senior Secured Loans—Second Lien	—	—	268,790	16%
Senior Secured Bonds	—	—	108,787	7%
Subordinated Debt	11,516	21%	200,471	12%
Collateralized Securities	—	—	482	0%
Equity/Other	24,158	43%	127,429	8%

Total	$55,617	100%	$1,647,620	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,159,062	$2,092,670	54%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	623,648	587,936	15%	661,742	624,814	15%
Senior Secured Bonds	320,824	192,661	5%	344,196	240,754	6%
Subordinated Debt	508,257	441,369	12%	492,658	438,414	11%
Collateralized Securities	91,681	78,485	2%	94,694	85,007	2%
Equity/Other	375,794	473,627	12%	353,477	466,553	12%

Total	$4,079,266	$3,866,748	100%	$4,195,186	$4,029,371	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Number of Portfolio Companies	111	114
% Variable Rate (based on fair value)	66.2%	66.8%
% Fixed Rate (based on fair value)	21.6%	21.6%
% Income Producing Equity/Other Investments (based on fair value)	4.2%	4.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	8.0%	7.5%
Average Annual EBITDA of Portfolio Companies	$114,300	$113,200
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.3%	98.3%
% of Investments on Non-Accrual (based on fair value)	0.3%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.6%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2016 and year ended December 31, 2015:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
New Direct Originations
Total Commitments (including unfunded commitments)	$43,598	$1,484,144
Exited Investments (including partial paydowns)	(113,615)	(1,123,440)

Net Direct Originations	$(70,017)	$360,704

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015

New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$8,661	20%	$983,297	66%
Senior Secured Loans—Second Lien	—	—	213,117	15%
Senior Secured Bonds	—	—	61,361	4%
Subordinated Debt	11,229	26%	106,379	7%
Collateralized Securities	—	—	—	—
Equity/Other	23,708	54%	119,990	8%

Total	$43,598	100%	$1,484,144	100%

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$8,720	$26,503
Weighted Average Maturity for New Direct Originations	11/23/25	2/27/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	6.0%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.9%	10.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.0%	10.2%

The following table presents certain selected information regarding our direct originations as of March 31, 2016 and December 31, 2015:

Characteristics of All Direct Originations held in Portfolio	March 31, 2016	December 31, 2015
Number of Portfolio Companies	70	71
Average Annual EBITDA of Portfolio Companies	$65,300	$61,500
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.0x	4.9x
% of Investments on Non-Accrual	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	10.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,340,429	86%	$3,434,588	85%
Opportunistic	431,968	11%	488,969	12%
Broadly Syndicated/Other	94,351	3%	105,814	3%

Total	$3,866,748	100%	$4,029,371	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015

Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$99,250	2%	$95,950	2%
Capital Goods	888,315	23%	906,387	22%
Commercial & Professional Services	340,176	9%	327,407	8%
Consumer Durables & Apparel	254,717	7%	259,789	6%
Consumer Services	425,183	11%	426,534	11%
Diversified Financials	146,835	4%	154,651	4%
Energy	383,861	10%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	201,480	5%	195,420	5%
Materials	259,385	7%	275,429	7%
Media	127,741	3%	126,742	3%
Retailing	28,339	1%	64,647	2%
Semiconductors & Semiconductor Equipment	4,629	0%	5,530	0%
Software & Services	334,083	9%	425,992	11%
Technology Hardware & Equipment	118,786	3%	127,682	3%
Telecommunication Services	157,284	4%	160,206	4%
Transportation	96,684	2%	100,659	3%

Total	$3,866,748	100%	$4,029,371	100%

As of March 31, 2016, except for JW Aluminum Co., in which we have a second lien secured loan investment and two equity/other investments, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of March 31, 2016, except for Allen Systems Group, Inc., in which we have a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which we have an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $120,768, one unfunded commitment to purchase up to $384 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded DIP investment in Aspect Software, Inc. with an unfunded commitment of $275. As of December 31, 2015, we had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2016 and audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$792,723	21%	$723,402	18%
2	2,260,569	59%	2,748,923	68%
3	702,620	18%	501,659	13%
4	94,135	2%	44,046	1%
5	16,701	0%	11,341	0%

Total	$3,866,748	100%	$4,029,371	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

Revenues

We generated investment income of $103,063 and $108,635 for the three months ended March 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $91,767 and $99,773 of cash income earned as well as $11,296 and $8,862 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2016 and 2015, we generated $101,197 and $103,939, respectively, of interest income, which represented 98.2% and 95.7%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the three months ended March 31, 2016 and 2015, we generated $1,642 and $4,696, respectively, of fee income, which represented 1.6% and 4.3%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in fee income during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to reduced repayment and new direct origination activity during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, we generated $224 and $0, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the three months ended March 31, 2016.

Expenses

Our total expenses were $53,125 and $56,986 for the three months ended March 31, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FB Advisor of $17,812 and $19,038, for the three months ended March 31, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $1,196 and $991 for the three months ended March 31, 2016 and 2015, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2016, we accrued a subordinated incentive fee on income of $12,485. As of March 31, 2016, a subordinated incentive fee on income of $12,485 was payable to FB Advisor. During the three months ended March 31, 2015, we accrued a subordinated incentive fee on income of $13,905. During the three months ended March 31, 2015, we accrued capital gains incentive fees of $3,748 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is payable by us unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $18,894 and $17,299 for the three months ended March 31, 2016 and 2015, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $228 and $276 for the three months ended March 31, 2016 and 2015, respectively. Fees for our board of directors were $229 and $227 for the three months ended March 31, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $2,281 and $1,502 for the three months ended March 31, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended March 31,
	2016	2015
Expenses associated with our independent audit and related fees	$112	$137
Compensation of our chief compliance officer(1)	—	25
Legal fees	297	371
Printing fees	445	99
Stock transfer agent fees	90	80
Other	1,337	790

Total	$2,281	$1,502

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the three months ended March 31, 2016 and 2015, the ratio of our expenses to our average net assets was 2.44% and 2.41%, respectively. Our ratio of expenses to our average net assets during the three months ended March 31, 2016 and 2015 includes $18,894 and $17,299, respectively, related to interest expense and $12,485 and $17,653, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 1.00% and 0.93% for the three months ended March 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The higher ratio of adjusted expenses to average net assets during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, can primarily be attributed to a decline in average net assets for the three months ended March 31, 2016.

Net Investment Income

Our net investment income totaled $49,938 ($0.21 per share) and $51,649 ($0.21 per share) for the three months ended March 31, 2016 and 2015, respectively. The decrease in net investment income can be attributed to, among other things, the decrease in fee income for the three months ended March 31, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $65,846 and $103,282, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $13,779. We also realized a net gain of $84 from settlements on foreign currency during the three months ended March 31, 2016. We sold investments and received principal repayments of $94,334 and $143,021, respectively, during the three months ended March 31, 2015, from which we realized a net gain of $3,285. We also realized a net gain of $110 from settlements on foreign currency during the three months ended March 31, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(46,703) and the net change in unrealized gain (loss) on foreign currency totaled $(1,637). For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $11,934 and the net change in unrealized gain (loss) on foreign currency totaled $3,448. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2016 was primarily driven by volatility in the high yield markets impacting our senior secured bond and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2016, the net decrease in net assets resulting from operations was $12,097 ($(0.05) per share) compared to a net increase in net assets resulting from operations of $70,426 ($0.29 per share) during the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2016, we had $71,376 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $267,272 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $120,768, one unfunded equity investment with an unfunded commitment of $384 and one unfunded DIP investment with an unfunded commitment of $275. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
ING Credit Facility	Revolving Credit Facility	L+2.50%	$32,728	(1)	$267,272	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$725,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Borrowings in Euros. Euro balance outstanding of €28,738 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $1,888,625 and 3.76%, respectively. As of March 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.98%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2016 or 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended,	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.2228	$53,706
Fiscal 2016
March 31, 2016	$0.2228	$54,093

On May 3, 2016, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about July 5, 2016 to stockholders of record as of the close of business on June 22, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

Pursuant to our DRP, we will reinvest all cash dividends or distributions declared by our board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if our board of directors declares a distribution, then stockholders who have not elected to “opt out” of the DRP will have their distributions automatically reinvested in additional shares of our common stock.

With respect to each distribution pursuant to the DRP, we reserve the right to either issue new shares of common stock or purchase shares of common stock in the open market in connection with implementation of the DRP. Unless in our sole discretion, we otherwise direct the plan administrator, (A) if the per share market price (as defined in the DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) of our common stock on the payment date for the distribution, then we will issue shares of common stock at the greater of (i) net asset value per share of common stock or (ii) 95% of the market price; or (B) if the market price is less than the net asset value per share, then, in our sole discretion, (i) shares of common stock will be purchased in open market transactions for the accounts of participants to the extent practicable, or (ii) we will issue shares of common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of common stock to be issued to a participant will be determined by dividing the total dollar amount of the distribution payable to a participant by the price per share at which we issue such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

If a stockholder receives distributions in the form of common stock pursuant to the DRP, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive distributions in cash. If our common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If our common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of our common stock. The stockholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the stockholder’s account.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,093	100%	53,706	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$54,093	100%	$53,706	100%

(1)	During the three months ended March 31, 2016 and 2015, 89.1% and 91.8%, respectively, of our gross investment income was attributable to cash income earned, 2.9% and 3.6%, respectively, was attributable to non-cash accretion of discount and 8.0% and 4.6%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2016 and 2015, was $49,516 and $56,501, respectively. As of March 31, 2016 and December 31, 2015, we had $151,979 and $156,556 of undistributed net investment income, respectively, and $42,118 and $29,888, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2016 and 2015.

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

Our investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-two senior secured loan investments, four senior secured bond investments, fifteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity investments, which were traded on an active public market, were valued at their respective closing price as of March 31, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2016 and 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Credit Facility(1)	$32,728	—	$32,728	—	—
JPM Facility(2)	$725,000	$725,000	—	—	—
4.000% Notes due 2019(3)	$400,000	—	—	$400,000	—
4.250% Notes due 2020(4)	$325,000	—	—	$325,000	—
4.750% Notes due 2022(5)	$275,000	—	—	—	$275,000

(1)	At March 31, 2016, $267,272 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Borrowings in Euros. Euro balance outstanding of €28,738 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016 to reflect total amount outstanding in U.S. dollars.

(2)	At March 31, 2016, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of March 31, 2016, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(3)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

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

The following table describes the fees and expenses we accrued under the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FB Advisor	July 2014 Investment Advisory Agreement	Base Management Fee(1)	$17,812	$19,038
FB Advisor	July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$3,748
FB Advisor	July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$12,485	$13,905
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$1,196	$991

(1)	During the three months ended March 31, 2016 and 2015, $18,415 and $19,525, respectively, in base management fees were paid to FB Advisor. As of March 31, 2016, $17,812 in base management fees were payable to FB Advisor.

(2)	During the three months ended March 31, 2015, we accrued capital gains incentive fees of $3,748 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is payable by us unless and until those gains are actually realized. We paid FB Advisor no capital gains incentive fees during the three months ended March 31, 2016. As of March 31, 2016, no capital gains incentive fees were accrued.

(3)	During the three months ended March 31, 2016 and 2015, $13,374 and $13,089, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2016, a subordinated incentive fee on income of $12,485 was payable to FB Advisor.

(4)	During the three months ended March 31, 2016 and 2015, $1,124 and $783, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $1,164 and $1,788, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2016 and 2015.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 66.2% of our portfolio investments (based on fair value) paid variable interest rates, 21.6% paid fixed interest rates, 4.2% were income producing equity or other investments, and the remaining 8.0% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$(1,359)	$(208)	$(1,151)	(0.4)%
No change	—	—	—	—
Up 100 basis points	13,285	321	12,964	4.1%
Up 300 basis points	65,007	962	64,045	20.0%
Up 500 basis points	117,294	1,603	115,691	36.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2016. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31, 2016	290,808	$8.4991	290,808	$2,471
February 1 to February 29, 2016	—	—	—	—
March 1 to March 31, 2016	—	—	—	—

	290,808	$8.4991	290,808

(1)	On March 16, 2015, Franklin Square Holdings entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The FSH Trading Plan provided for the purchase of up to $5,000 worth of shares of our common stock, subject to the limitations provided therein.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report in Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2014.)

10.12	Tenth Amendment to Credit Agreement, dated as of December 15, 2015 by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015.)

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.18	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.19	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.20	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.24	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.29	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.30	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.31	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.35	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.39	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.40	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.41	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.43	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.44	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.45*	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company.

10.46	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2016.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)