Form 10-Q
period 2016-06-30
FS Investment CORP
filed 2016-08-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 243,488,590 shares of the registrant’s common stock outstanding as of August 8, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,845,357 and $4,027,950, respectively)	$3,669,909	$3,820,283
Non-controlled/affiliated investments (amortized cost—$125,334 and $91,248, respectively)	174,729	132,357
Controlled/affiliated investments (amortized cost—$86,909 and $75,988, respectively)	89,990	76,731

Total investments, at fair value (amortized cost—$4,057,600 and $4,195,186, respectively)	3,934,628	4,029,371
Cash	43,197	80,807
Foreign currency, at fair value (cost—$977 and $1,175, respectively)	973	1,180
Receivable for investments sold and repaid	11,772	66
Interest receivable	48,945	34,600
Deferred financing costs	857	1,420
Prepaid expenses and other assets	820	729

Total assets	$4,041,192	$4,148,173

Liabilities
Payable for investments purchased	$1,303	$—
Credit facilities payable	57,854	34,625
Unsecured notes payable (net of deferred financing costs of $1,318 and $1,490, respectively)	989,642	988,274
Repurchase agreement payable(1)	650,000	800,000
Stockholder distributions payable	54,236	54,093
Management fees payable	17,574	18,415
Subordinated income incentive fees payable(2)	14,210	13,374
Administrative services expense payable	898	946
Interest payable	19,837	22,061
Directors’ fees payable	225	282
Other accrued expenses and liabilities	1,091	7,175

Total liabilities	1,806,870	1,939,245

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 243,488,590 and 242,847,016 shares issued and outstanding, respectively	243	243
Capital in excess of par value	2,270,010	2,264,345
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(66,997)	(45,748)
Accumulated undistributed (distributions in excess of) net investment income(4)	146,393	147,946
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(115,327)	(157,858)

Total stockholders’ equity	2,234,322	2,208,928

Total liabilities and stockholders’ equity	$4,041,192	$4,148,173

Net asset value per share of common stock at period end	$9.18	$9.10

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$92,319	$115,773	$191,771	$219,712
Fee income	15,335	25,721	16,977	30,417
Dividend income	—	5,519	—	5,519
From non-controlled/affiliated investments:
Interest income	1,112	718	2,079	718
Fee income	633	—	633	—
Dividend income	—	—	224	—
From controlled/affiliated investments:
Interest income	812	—	1,590	—

Total investment income	110,211	147,731	213,274	256,366

Operating expenses
Management fees	17,574	19,103	35,386	38,141
Capital gains incentive fees(1)	—	(8,355)	—	(4,607)
Subordinated income incentive fees(1)	14,210	21,271	26,695	35,176
Administrative services expenses	900	882	2,096	1,873
Accounting and administrative fees	235	285	463	561
Interest expense	18,064	19,048	36,958	36,347
Directors’ fees	274	229	503	456
Other general and administrative expenses	2,114	1,744	4,395	3,246

Total operating expenses	53,371	54,207	106,496	111,193

Net investment income	56,840	93,524	106,778	145,173

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(7,648)	(24,174)	(21,427)	(20,889)
Net realized gain (loss) on foreign currency	94	(1,007)	178	(897)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	86,922	(24,301)	32,219	(13,712)
Non-controlled/affiliated investments	1,919	8,050	8,286	9,395
Controlled/affiliated investments	705	—	2,338	—
Net change in unrealized gain (loss) on foreign currency	1,325	(386)	(312)	3,062

Total net realized and unrealized gain (loss) on investments	83,317	(41,818)	21,282	(23,041)

Net increase (decrease) in net assets resulting from operations	$140,157	$51,706	$128,060	$122,132

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.58	$0.21	$0.53	$0.51

Weighted average shares outstanding	243,435,681	241,653,069	243,141,349	241,370,252

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operations
Net investment income (loss)	$106,778	$145,173
Net realized gain (loss) on investments and foreign currency	(21,249)	(21,786)
Net change in unrealized appreciation (depreciation) on investments	42,843	(4,317)
Net change in unrealized gain (loss) on foreign currency	(312)	3,062

Net increase (decrease) in net assets resulting from operations	128,060	122,132

Stockholder distributions(1)
Distributions from net investment income	(108,331)	(107,545)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(108,331)	(107,545)

Capital share transactions(2)
Reinvestment of stockholder distributions	5,665	7,970

Net increase (decrease) in net assets resulting from capital share transactions	5,665	7,970

Total increase (decrease) in net assets	25,394	22,557
Net assets at beginning of period	2,208,928	2,366,986

Net assets at end of period	$2,234,322	$2,389,543

Accumulated undistributed (distributions in excess of) net investment income(1)	$146,393	$106,286

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$128,060	$122,132
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(445,419)	(800,306)
Paid-in-kind interest	(15,453)	(10,818)
Proceeds from sales and repayments of investments	582,167	984,564
Net realized (gain) loss on investments	21,427	20,889
Net change in unrealized (appreciation) depreciation on investments	(42,843)	4,317
Accretion of discount	(5,136)	(22,580)
Amortization of deferred financing costs and discount	1,931	1,804
Unrealized (gain)/loss on borrowings in foreign currency	2,004	(2,817)
(Increase) decrease in receivable for investments sold and repaid	(11,706)	1,067
(Increase) decrease in interest receivable	(14,345)	11,706
(Increase) decrease in prepaid expenses and other assets	(91)	(398)
Increase (decrease) in payable for investments purchased	1,303	(27,100)
Increase (decrease) in management fees payable	(841)	(479)
Increase (decrease) in accrued capital gains incentive fees	—	(4,607)
Increase (decrease) in subordinated income incentive fees payable	836	8,182
Increase (decrease) in administrative services expense payable	(48)	(645)
Increase (decrease) in interest payable	(2,224)	5,960
Increase (decrease) in directors’ fees payable	(57)	(8)
Increase (decrease) in other accrued expenses and liabilities	(6,084)	(4,678)

Net cash provided by (used in) operating activities	193,481	286,185

Cash flows from financing activities
Reinvestment of stockholder distributions	5,665	7,970
Stockholder distributions	(108,188)	(71,592)
Borrowings under credit facilities(1)	179,000	114,200
Borrowings under unsecured notes(1)	—	275,000
Repayments of credit facilities(1)	(157,775)	(267,586)
Repayments under repurchase agreement(2)	(150,000)	(150,000)
Deferred financing costs paid	—	(4,105)

Net cash provided by (used in) financing activities	(231,298)	(96,113)

Total increase (decrease) in cash	(37,817)	190,072
Cash and foreign currency at beginning of period	81,987	96,844

Cash and foreign currency at end of period	$44,170	$286,916

Supplemental disclosure
Local and excise taxes paid	$5,925	$5,547

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the six months ended June 30, 2016 and 2015, the Company paid $23,489 and $11,001, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2016 and 2015, the Company paid $13,762 and $17,582, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.5%
5 Arch Income Fund 2, LLC	(g)(i)(n)	Diversified Financials	10.5%		11/18/21	$8,590	$8,642	$8,590
5 Arch Income Fund 2, LLC	(g)(i)(n)(p)	Diversified Financials	10.5%		11/18/21	29,410	29,410	29,410
A.P. Plasman Inc.	(e)(f)(g)(i)	Capital Goods	L+850	1.0%	12/29/19	229,234	226,775	227,801
Aeneas Buyer Corp.	(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	497	497	496
Aeneas Buyer Corp.	(g)(p)	Health Care Equipment & Services	L+500	1.0%	12/18/21	500	500	499
Aeneas Buyer Corp.	(e)	Health Care Equipment & Services	L+813	1.0%	12/18/21	66,000	66,000	66,990
Aeneas Buyer Corp.	(g)(p)	Health Care Equipment & Services	L+750	1.0%	12/18/21	13,200	13,200	13,398
Allen Systems Group, Inc.	(e)(g)(r)	Software & Services	L+788, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	53,152	52,782	54,215
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	10/10/21	2,474	2,474	2,499
Altus Power America, Inc.	(g)(p)	Energy	L+750	1.5%	10/10/21	651	651	657
American Racing and Entertainment, LLC	(e)	Consumer Services	L+800	1.0%	7/1/18	4,825	4,825	4,855
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	13,933
Aspect Software, Inc.	(g)(p)	Software & Services	L+950	1.0%	5/25/18	656	656	661
Aspect Software, Inc.	(g)	Software & Services	L+950	1.0%	5/25/20	706	706	711
Atlas Aerospace LLC	(g)	Capital Goods	L+806	1.0%	5/8/19	20,000	20,000	20,100
Atlas Aerospace LLC	(g)(p)	Capital Goods	L+750	1.0%	5/8/19	7,619	7,619	7,657
BenefitMall Holdings, Inc.	(e)(g)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,775	14,775	14,775
BenefitMall Holdings, Inc.	(g)(p)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,455
Blue Coat Holdings, Inc.	(g)(p)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,136	2,136	2,119
Blueprint Sub, Inc.	(g)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Blueprint Sub, Inc.	(g)(p)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Blueprint Sub, Inc.	(e)	Software & Services	L+750	1.0%	5/7/21	26,765	26,765	26,702
Blueprint Sub, Inc.	(g)(p)	Software & Services	L+750	1.0%	5/7/21	3,509	3,509	3,501
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	74	74	69
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(k)	Consumer Services	5.6%		3/1/17	12,621	12,375	11,915
Caesars Entertainment Operating Co., Inc.	(e)(i)(k)	Consumer Services	6.5%		3/1/17	2,363	2,329	2,245
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(i)(k)	Consumer Services	8.7%		3/1/17	84,594	84,386	78,096
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	L+600	1.0%	10/11/20	21,956	21,047	21,067
Corel Corp.	(g)(i)(p)	Software & Services	Prime+725		6/7/18	10,000	10,000	10,000
Corel Corp.	(e)(f)(g)(i)	Software & Services	L+825		6/7/19	103,630	103,630	104,925
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	42,303	42,426	41,457
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	5,065	5,052	4,483

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	$10,582	$10,457	$10,308
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1050		3/31/21	3,663	3,679	3,618
Greystone Equity Member Corp.	(g)(i)(p)	Diversified Financials	L+1100		3/31/21	50,337	50,337	50,332
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+957	1.0%	3/26/21	1,000	1,000	1,000
H.M. Dunn Co., Inc.	(g)(p)	Capital Goods	L+725	1.0%	3/26/21	357	357	357
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	33,402
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	92,677	92,677	90,592
Imagine Communications Corp.	(g)(p)	Media	L+825	1.0%	4/29/20	28,600	28,600	27,957
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	20,799	20,799	21,006
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	33,445	33,445	34,114
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	5,679	5,679	5,623
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	70,000
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	31,119	30,938	30,807
LEAS Acquisition Co Ltd.	(g)(i)	Capital Goods	L+875	1.5%	6/30/19	€27,963	38,049	30,559
LEAS Acquisition Co Ltd.	(f)(i)	Capital Goods	L+875	1.5%	6/30/19	$9,810	9,810	9,712
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,788	12,788	11,493
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	63,786	63,556	62,510
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,130	8,074	6,219
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	5,911	5,870	4,521
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	36,710	36,710	37,811
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	72	72	72
Nobel Learning Communities, Inc.	(g)(p)	Consumer Services	L+450	1.0%	4/27/20	68	68	68
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+843	1.0%	4/27/21	1,056	1,056	1,072
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+865	1.3%	9/10/19	18,687	18,687	15,978
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,312	44,312	43,868
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/20/21	10,511	10,511	10,564
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/20/21	€15,000	16,982	16,559
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+841	1.0%	11/25/21	$30,000	30,000	29,543
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,306	36,306	36,539
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+803	1.0%	9/25/21	31,313	31,313	30,843
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	189,176	189,176	192,014
Sequential Brands Group, Inc.	(e)(g)(i)	Consumer Durables & Apparel	L+825		12/4/21	80,000	80,000	80,000
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,806	30,000

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+625, 1.5% PIK (1.5% Max PIK)	1.3%	8/16/19	$20,128	$19,868	$17,628
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,090	91,773	91,054
Sports Authority, Inc.	(g)(k)(q)	Retailing	L+600	1.5%	11/16/17	6,318	6,320	1,706
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,173	3,938
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	4,683	4,606	4,730
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	40,125	39,752	22,470
Transplace Texas, LP	(e)(f)	Transportation	L+746	1.0%	9/16/21	20,000	20,000	20,525
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	65,349	65,349	68,617
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,828
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	62,995	62,917	61,892
Warren Resources, Inc.	(f)(g)(q)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,344
Waste Pro USA, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	89,354	89,354	91,364
Waste Pro USA, Inc.	(g)(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	5,667	5,667	5,794
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,395
Zeta Interactive Holdings Corp.	(g)(p)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,247

Total Senior Secured Loans—First Lien							2,293,414	2,250,278
Unfunded Loan Commitments							(161,101)	(161,101)

Net Senior Secured Loans—First Lien							2,132,313	2,089,177

Senior Secured Loans—Second Lien—27.4%
Alison US LLC	(g)(i)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,295	3,931
Allen Systems Group, Inc.	(g)(r)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	21,111	14,577	14,567
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,705	5,829
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,547	3,547	2,975
Arena Energy, LP	(g)	Energy	L+1100	1.0%	1/24/21	5,000	5,000	4,615
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	184,950	184,328	180,326

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	$6,923	$6,884	$6,092
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,021	10,021	9,921
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,937	5,442
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,197	54,625
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,384	11,019
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,137	46,250
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,326	11,300
JW Aluminum Co.	(e)(f)(g)(h)(s)	Materials	9.3% PIK (9.3% Max PIK)		11/17/20	35,359	35,340	35,359
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,511
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,465	16,175
Paw Luxco II Sarl	(f)(i)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,720	12,012
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,067	80,000
Spencer Gifts LLC	(e)	Retailing	L+825	1.0%	6/29/22	30,000	29,873	24,750
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	56,776	56,776	54,647
Stardust Finance Holdings, Inc.	(g)(i)	Materials	L+950	1.0%	3/13/23	2,500	2,475	2,425

Total Senior Secured Loans—Second Lien							643,054	611,771

Senior Secured Bonds—8.1%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,526	25,513
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	24,248	24,009	23,884
FourPoint Energy, LLC	(e)(f)	Energy	9.0%		12/31/21	74,813	72,309	72,568
Global A&T Electronics Ltd.	(g)(i)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,945	4,953
JW Aluminum Co.	(g)(s)	Materials	8.0%		12/29/16	8,141	8,062	8,060
Lightstream Resources Ltd.	(f)(i)	Energy	9.9%		6/15/19	2,112	2,112	1,922
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	48,677	17,283
SandRidge Energy, Inc.	(g)(k)(q)	Energy	8.8%		6/1/20	19,500	19,458	7,873
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,302	17,759

Total Senior Secured Bonds							278,400	179,815

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—18.7%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	$11,165	$11,111	$9,420
Aspect Software, Inc.	(g)	Software & Services	3.0% PIK (3.0% Max PIK)		5/25/23	2,941	2,941	2,941
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	14,935	14,950	12,844
Bellatrix Exploration Ltd.	(g)(i)	Energy	8.5%		5/15/20	5,000	4,919	3,319
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,475
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,011	4,859
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	16,800	17,341	16,758
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	241	160
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	679	679	674
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,312	4,312	4,285
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	891	891	886
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	839	839	834
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	61,925	61,925	61,538
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,128	10,128	10,064
Global Jet Capital Inc.	(f)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,304	5,304	5,270
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	10,837	10,837	10,769
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	550	550	550
Jupiter Resources Inc.	(f)(g)(i)	Energy	8.5%		10/1/22	6,425	5,450	4,634
Mood Media Corp.	(f)(g)(i)	Media	9.3%		10/15/20	43,135	42,327	29,601
Navistar International Corp.	(f)(i)	Capital Goods	8.3%		11/1/21	4,695	4,582	3,329
NewStar Financial, Inc.	(g)(i)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,168	54,750
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,780	10,565

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	$6,000	$5,945	$5,910
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	6,990	7,150
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,252	14,177
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,216	5,899
ThermaSys Corp.	(e)(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	136,885	136,885	112,417
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,301	5,301	5,109

Total Subordinated Debt							474,748	418,187

Collateralized Securities—3.9%
ACASC 2013-2A Class Subord. B	(f)(g)(i)	Diversified Financials	6.3%		10/25/25	30,500	19,087	15,657
Dryden CDO 23A Class Subord.	(g)(i)	Diversified Financials	8.8%		7/17/23	10,000	3,628	3,432
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(i)	Diversified Financials	11.1%		12/20/21	16,740	16,619	16,238
NewStar Clarendon 2014-1A Class D	(g)(i)	Diversified Financials	L+435		1/25/27	1,560	1,473	1,389
NewStar Clarendon 2014-1A Class Subord. B	(g)(i)	Diversified Financials	15.5%		1/25/27	17,900	15,196	14,781
Rampart CLO 2007 1A Class Subord.	(g)(i)	Diversified Financials	13.6%		10/25/21	10,000	2,434	2,273
Stone Tower CLO VI Class Subord.	(f)(i)	Diversified Financials	16.1%		4/17/21	5,000	1,667	1,735
Wind River CLO Ltd. 2012 1A Class E	(g)(i)	Diversified Financials	L+525		1/15/24	5,000	4,537	4,544
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(i)	Diversified Financials	13.6%		1/15/24	42,504	28,067	27,697

Total Collateralized Securities							92,708	87,746

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—24.5%(j)
5 Arches, LLC, Common Equity	(g)(i)(k)(m)	Diversified Financials	9,475	$250	$250
A.P. Plasman Inc., Warrants, 5/25/2026	(g)(i)(k)	Capital Goods	4,633	2,545	2,522
Allen Systems Group, Inc., Common Equity	(g)(k)(r)	Software & Services	1,689,767	36,422	84,911
Allen Systems Group, Inc., Warrants, 6/27/2022	(g)(k)(r)	Software & Services	229,541	6,542	6,542
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	824,759	785	1,320
Altus Power America Management, LLC, Class B Units	(g)(k)(o)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(g)(i)(k)	Consumer Services	2,000,000	16,832	18,160
AP Exhaust Holdings, LLC, Common Equity	(g)(k)(m)	Automobiles & Components	811	811	24
Aquilex Corp., Common Equity, Class A Shares	(g)(k)(m)	Commercial & Professional Services	15,128	1,087	3,675
Aquilex Corp., Common Equity, Class B Shares	(g)(k)(m)	Commercial & Professional Services	32,637	1,690	7,928
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(k)(l)	Energy	96,800,082	29,100	24,200
Aspect Software, Inc., Common Equity	(g)(k)	Software & Services	311,927	15,409	16,361
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(i)(k)	Retailing	3,451,216	1,898	276
Eastman Kodak Co., Common Equity	(e)(g)(k)	Consumer Durables & Apparel	61,859	1,203	995
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(k)(m)	Energy	21,000	21,000	8,348
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(k)(m)	Energy	3,937	2,601	1,575
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(k)(m)	Energy	87,400	21,850	33,431
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(k)(m)	Energy	70,875	17,719	28,173
Fronton Investor Holdings, LLC, Class B Units	(g)(m)(r)	Consumer Services	14,943	15,011	14,494
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(i)(k)	Commercial & Professional Services	37,425,082	37,425	37,425
Harvey Holdings, LLC, Common Equity	(g)(k)	Capital Goods	2,333,333	2,333	4,550
Imagine Communications Corp., Common Equity, Class A Units	(g)(k)	Media	33,034	3,783	1,695
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(k)(m)	Materials	441,238	441	728
JMC Acquisition Holdings, LLC, Common Equity	(g)(k)	Capital Goods	483	483	483
JW Aluminum Co., Common Equity	(e)(f)(g)(h)(k)(s)	Materials	972	—	1,581
JW Aluminum Co., Preferred Equity	(e)(f)(g)(h)(k)(s)	Materials	4,499	43,507	44,990
Leading Edge Aviation Services, Inc., Common Equity	(f)(k)	Capital Goods	4,401	464	8
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(k)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(k)(m)	Capital Goods	490,213	490	74
Micronics, Inc., Common Equity	(g)(k)	Capital Goods	53,073	553	478
Micronics, Inc., Preferred Equity	(g)(k)	Capital Goods	55	553	740
New Star Metals Inc., Common Equity	(g)(k)	Capital Goods	741,082	750	2,371

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(i)(k)	Diversified Financials	3,000,000	$15,058	$6,780
Plains Offshore Operations Inc., Preferred Equity	(e)(f)	Energy	52,666	68,020	64,907
Plains Offshore Operations Inc., Warrants, 11/18/2019	(e)(f)(k)	Energy	1,067,481	1,722	9
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	27,000
Safariland, LLC, Common Equity	(f)(k)	Capital Goods	25,000	2,500	11,023
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	24,593	25,339
Safariland, LLC, Warrants, 7/27/2018	(f)(k)	Capital Goods	2,263	246	998
Safariland, LLC, Warrants, 9/20/2019	(f)(k)	Capital Goods	2,273	227	1,002
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(k)	Commercial & Professional Services	33,306	3,400	8,616
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	11,615	11,621
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(k)	Commercial & Professional Services	1,293	1	178
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(k)	Commercial & Professional Services	19,388	12	3,077
Sequential Brands Group, Inc., Common Equity	(g)(i)(k)	Consumer Durables & Apparel	206,664	2,790	1,649
Sorenson Communications, Inc., Common Equity	(f)(k)	Telecommunication Services	46,163	—	31,682
Sunnova Energy Corp., Common Equity	(g)(k)	Energy	192,389	722	1,216
Sunnova Energy Corp., Preferred Equity	(g)(k)	Energy	18,182	97	97
ThermaSys Corp., Common Equity	(f)(k)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(k)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(k)	Materials	3,637,500	3,638	1,273
Zeta Interactive Holdings Corp., Preferred Equity	(g)(k)	Software & Services	215,662	1,714	1,854

Total Equity/Other				436,377	547,932

TOTAL INVESTMENTS—176.1%				$4,057,600	3,934,628

LIABILITIES IN EXCESS OF OTHER ASSETS—(76.1%)					(1,700,306)

NET ASSETS—100%					$2,234,322

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.65%, the Euro Interbank Offered Rate, or EURIBOR, was (0.29)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Position or portion thereof unsettled as of June 30, 2016.

(i)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2016, 77.4% of the Company’s total assets represented qualifying assets.

(j)	Listed investments may be treated as debt for GAAP or tax purposes.

(k)	Security is non-income producing.

(l)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Asset is on non-accrual status.

(r)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2016:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$14,563	—	$2,043	—	—	—	$1,053
Senior Secured Loans—Second Lien
Allen Systems Group, Inc.	$14,569	—	$36	$633	—	—	$(10)
Equity/Other
Allen Systems Group, Inc., Common Equity	—	—	—	—	—	—	$7,013
Allen Systems Group, Inc., Warrants, 6/27/2022	$6,542	—	—	—	—	—	—
Fronton Investor Holdings, LLC, Class B Units	—	$(1,874)	—	—	$224	—	$230

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2016, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” of and deemed to “control”. The following table presents certain information with respect to such portfolio company for the six months ended June 30, 2016:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$897	—	$1,581	—	—	—	$19
Senior Secured Bonds
JW Aluminum Co.	$8,060	—	$9	—	—	—	$(2)
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	$1,581
JW Aluminum Co., Preferred Equity	$406	—	—	—	—	—	$740

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	$36,769	$36,769	$36,655
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+804	1.0%	9/25/21	31,313	31,313	30,921
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	193,376	193,376	196,277
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+825		12/4/21	80,000	80,000	79,200
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,768	30,075
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	20,063	19,768	14,571
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,560	92,208	92,792
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	6,318	6,321	2,069
Stallion Oilfield Holdings, Inc.	(g)	Energy	L+675	1.3%	6/19/18	4,760	4,735	2,580
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,177	3,860
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% (12.0% Max PIK)		11/14/21	7,217	7,080	7,055
Sunnova Asset Portfolio 5 Holdings, LLC	(g)(n)	Energy	12.0% (12.0% Max PIK)		11/14/21	207	207	202
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	41,000	40,552	25,420
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	19,825
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	66,546	66,546	66,546
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,940
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	63,695	63,541	62,421
Warren Resources, Inc.	(f)(g)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,748
Waste Pro USA, Inc.	(e)(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,020	86,020	87,310
Waste Pro USA, Inc.	(g)(n)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,325
Zeta Interactive Holdings Corp.	(g)(n)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,232

Total Senior Secured Loans—First Lien							2,372,202	2,297,612
Unfunded Loan Commitments							(123,783)	(123,783)

Net Senior Secured Loans—First Lien							2,248,419	2,173,829

Senior Secured Loans—Second Lien—28.3%
AdvancePierre Foods, Inc.	(e)(g)	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	10,556	10,491	10,384
Alison US LLC	(g)(h)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,688	5,836

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	$3,243	$3,243	$2,959
Arena Energy, LP	(g)	Energy	L+1000	1.0%	1/24/21	5,000	5,000	4,604
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	183,088	182,329	163,864
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,874	5,331
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	9,800
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,893	5,928
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,121	55,344
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,373	11,063
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,060	43,250
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
JW Aluminum Co.	(e)(f)(g)(r)	Materials	L+850	0.8%	11/17/20	32,887	32,887	32,887
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,092
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,450	16,425
Paw Luxco II Sarl	(f)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,535	12,460
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,008	79,600
Spencer Gifts LLC	(e)(g)	Retailing	L+825	1.0%	6/29/22	60,000	59,723	60,300
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							661,742	624,814

Senior Secured Bonds—10.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,390	38,661
Aspect Software, Inc.	(f)(g)	Software & Services	10.6%		5/15/17	8,500	8,424	6,981
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	48,800	44,622	16,714
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	29,248	28,993	26,469
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,745	71,943
FourPoint Energy, LLC	(f)(n)	Energy	8.0%		12/31/20	5,906	5,877	4,592
Global A&T Electronics Ltd.	(g)(h)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,936	5,530
Lightstream Resources Ltd.	(f)(h)	Energy	9.9%		6/15/19	2,112	2,112	1,764
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	47,267	49,432
SandRidge Energy, Inc.	(g)	Energy	8.8%		6/1/20	19,500	19,457	5,953

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2015, 79.7% of the Company’s total assets represented qualifying assets.

(i)	Listed investments may be treated as debt for GAAP or tax purposes.

(j)	Security is non-income producing.

(k)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Includes 250,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(p)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(q)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the year ended December 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$37,634	—	$2,603	$790	—	—	$380
Equity/Other
Allen Systems Group, Inc., Common Equity	$36,422	—	—	—	—	—	$41,476
Fronton Investor Holdings, LLC, Class B Units	—	$(1,046)	—	—	$299	—	$2,391

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(r)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” of and deemed to “control”. The following table presents certain information with respect to such portfolio company for the year ended December 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$32,887	—	$380	—	—	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$43,101	—	—	—	—	—	$743

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2016, the Company had two wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2015 and the audited consolidated financial statements for the year ended December 31,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Commencing January 1, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs for its repurchase agreement and unsecured notes. ASU 2015-03 affects the presentation and disclosure of such costs in the Company’s financial statements. There is no change to the Company’s recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, unchanged from its prior method of disclosure.

Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	641,574	$5,665	806,066	$7,970

Net Proceeds from Share Transactions	641,574	$5,665	806,066	$7,970

During the six months ended June 30, 2016, the Company issued 641,574 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $5,665 at an average price per share of $8.83 and the administrator for the Company’s DRP purchased 619,897 shares of common stock in the open market at

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

an average price per share of $9.05 (totaling $5,612) pursuant to the Company’s DRP, and distributed such shares to participants in the Company’s DRP. During the six months ended June 30, 2015, the Company issued 806,066 shares of common stock pursuant to its DRP for gross proceeds of $7,970 at an average price per share of $9.89. During the period from July 1, 2016 to August 8, 2016, the administrator for the Company’s DRP purchased 612,115 shares of common stock in the open market at an average price per share of $9.16 (totaling $5,604) pursuant to the Company’s DRP, and distributed such shares to participants in the Company’s DRP. For additional information regarding the terms of the DRP, see Note 5.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Pursuant to an investment sub-advisory agreement, or the investment sub-advisory agreement, between FB Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, GDFM will receive 50% of all management and incentive fees payable to FB Advisor under the July 2014 investment advisory agreement with respect to each year.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2016 and 2015:

Related Party	Source Agreement	Description	Three Months Ended June 30,		Six Months Ended June 30,

			2016	2015	2016	2015
FB Advisor	July 2014 Investment Advisory Agreement	Base Management Fee(1)	$17,574	$19,103	$35,386	$38,141
FB Advisor	July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$(8,355)	—	$(4,607)
FB Advisor	July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$14,210	$21,271	$26,695	$35,176
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$900	$882	$2,096	$1,873

(1)	During the six months ended June 30, 2016 and 2015, $36,227 and $38,620, respectively, in base management fees were paid to FB Advisor. As of June 30, 2016, $17,574 in base management fees were payable to FB Advisor.
(2)	During the six months ended June 30, 2015, the Company reversed capital gains incentive fees of $4,607 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is payable by the Company unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the six months ended June 30, 2016. As of June 30, 2016, no capital gains incentive fees were accrued.
(3)	During the six months ended June 30, 2016 and 2015, $25,859 and $26,994, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2016, a subordinated incentive fee on income of $14,210 was payable to FB Advisor.
(4)	During the six months ended June 30, 2016 and 2015, $1,944 and $1,471, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $2,144 and $2,518, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2016 and 2015.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839
Fiscal 2016
March 31, 2016	$0.2228	$54,093
June 30, 2016	$0.2228	$54,238

On August 2, 2016, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about October 4, 2016 to stockholders of record as of the close of business on September 21, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	108,331	100%	107,545	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$108,331	100%	$107,545	100%

(1)	During the six months ended June 30, 2016 and 2015, 90.7% and 93.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 2.1%, respectively, was attributable to non-cash accretion of discount and 7.2% and 4.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $104,372 and $113,037, respectively. As of June 30, 2016 and December 31, 2015, the Company had $152,597 and $156,556 of undistributed net investment income, respectively, and $43,545 and $29,888, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
GAAP-basis net investment income	$106,778	$145,173
Reversal of incentive fee accrual on unrealized gains	—	(4,607)
Reclassification of unamortized original issue discount and prepayment fees	(7,770)	(29,653)
Other miscellaneous differences	5,364	2,124

Tax-basis net investment income	$104,372	$113,037

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

As of June 30, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$152,597	$156,556
Distributable realized gains (accumulated capital losses)(1)	(43,545)	(29,888)
Other temporary differences	(214)	(343)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(2)	(142,064)	(184,276)

Total	$(33,226)	$(57,951)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010 may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $1,147 and $42,398, respectively.

(2)	As of June 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $160,605 and $148,633, respectively. As of June 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $302,669 and $332,909, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,084,337 and $4,221,604 as of June 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(142,064) and $(184,276) as of June 30, 2016 and December 31, 2015, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,132,313	$2,089,177	53%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	643,054	611,771	15%	661,742	624,814	15%
Senior Secured Bonds	278,400	179,815	5%	344,196	240,754	6%
Subordinated Debt	474,748	418,187	11%	492,658	438,414	11%
Collateralized Securities	92,708	87,746	2%	94,694	85,007	2%
Equity/Other	436,377	547,932	14%	353,477	466,553	12%

Total	$4,057,600	$3,934,628	100%	$4,195,186	$4,029,371	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2016, except for JW Aluminum Co., in which the Company has a second lien secured loan investment, a senior secured bond investment and two equity/other investments, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2016, except for Allen Systems Group, Inc., in which the Company has two senior secured loan investments and two equity/other investments, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act.

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

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $161,101 and one unfunded commitment to purchase up to $217 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2016 and the Company’s audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$26,853	1%	$95,950	2%
Capital Goods	839,417	21%	906,387	22%
Commercial & Professional Services	367,014	9%	327,407	8%
Consumer Durables & Apparel	260,462	7%	259,789	6%
Consumer Services	407,957	10%	426,534	11%
Diversified Financials	161,729	4%	154,651	4%
Energy	468,267	12%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	204,488	5%	195,420	5%
Materials	300,887	8%	275,429	7%
Media	121,795	3%	126,742	3%
Retailing	26,732	1%	64,647	2%
Semiconductors & Semiconductor Equipment	4,953	0%	5,530	0%
Software & Services	381,977	10%	425,992	11%
Technology Hardware & Equipment	106,983	3%	127,682	3%
Telecommunication Services	154,672	4%	160,206	4%
Transportation	100,442	2%	100,659	3%

Total	$3,934,628	100%	$4,029,371	100%

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

As of June 30, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$2,644	$784
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,931,984	4,028,587

	$3,934,628	$4,029,371

The Company’s investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-one senior secured loan investments, three senior secured bond investments, fifteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity investments, which were traded on an active public market, were valued at their respective closing price as of June 30, 2016. One senior secured bond investment, which was newly issued and purchased near June 30, 2016, was valued at cost as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	1,363	715	2,091	896	17	54	5,136
Net realized gain (loss)	10,385	219	(41,179)	(637)	—	9,785	(21,427)
Net change in unrealized appreciation (depreciation)	31,454	5,645	4,857	(2,317)	4,725	(1,969)	42,395
Purchases	289,650	17,941	8,060	30,700	4,551	94,517	445,419
Paid-in-kind interest	648	3,742	—	9,784	—	1,279	15,453
Sales and redemptions	(418,152)	(41,305)	(34,768)	(58,653)	(6,554)	(22,735)	(582,167)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$2,089,177	$611,771	$179,815	$418,187	$87,746	$545,288	$3,931,984

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$32,338	$5,539	$(24,495)	$1,908	$4,725	$11,058	$31,073

(1)	There was one transfer of an investment from Level 3 to Level 1 during the six months ended June 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

	For the Six Months Ended June 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	3,350	681	1,938	16,497	66	48	22,580
Net realized gain (loss)	(7,040)	145	(21,853)	(82)	2,283	5,658	(20,889)
Net change in unrealized appreciation (depreciation)	(17,520)	(2,850)	17,363	(17,916)	(6,055)	22,965	(4,013)
Purchases	448,926	175,119	42,833	88,455	436	44,537	800,306
Paid-in-kind interest	1,349	1,876	665	5,743	—	1,185	10,818
Sales and redemptions	(779,755)	(39,203)	(46,753)	(91,792)	(11,871)	(15,190)	(984,564)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,855,516	$844,023	$353,468	$465,209	$108,779	$379,347	$4,006,342

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(11,722)	$(3,070)	$(5,541)	$(10,295)	$(3,782)	$27,498	$(6,912)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at June 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,647,124	Market Comparables	Market Yield (%)	3.3% - 19.3%	10.0%
			EBITDA Multiples (x)	1.4x - 8.6x	4.3x
	147,362	Other(2)	Other(2)	N/A	N/A
	294,691	Market Quotes	Indicative Dealer Quotes	23.5% - 99.4%	94.4%
Senior Secured Loans—Second Lien	417,728	Market Comparables	Market Yield (%)	7.3% - 21.5%	13.1%
	194,043	Market Quotes	Indicative Dealer Quotes	64.5% - 98.0%	89.8%
Senior Secured Bonds	91,773	Market Comparables	Market Yield (%)	9.5% - 14.3%	9.9%
			EBITDA Multiples (x)	4.0x - 5.0x	4.5x
	79,982	Market Quotes	Indicative Dealer Quotes	30.0% - 98.8%	68.0%
	8,060	Cost	Cost	N/A	N/A
Subordinated Debt	296,712	Market Comparables	Market Yield (%)	8.5% - 19.8%	15.9%
			EBITDA Multiples (x)	7.5x - 9.3x	7.8x
	121,475	Market Quotes	Indicative Dealer Quotes	54.8% - 100.0%	83.0%
Collateralized Securities	16,238	Market Comparables	Market Yield (%)	12.9% - 12.9%	12.9%
	71,508	Market Quotes	Indicative Dealer Quotes	22.7% - 90.9%	64.3%
Equity/Other	438,481	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
			EBITDA Multiples (x)	4.8x - 16.8x	9.7x
			Production Multiples (Mboe/d)	$35,000.0 - $40,000.0	$37,500.0
			Proved Reserves Multiples (Mmboe)	$8.0 - $10.0	$8.4
			Undeveloped Acreage Multiples ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	11.5% - 23.5%	19.6%
		Option Valuation Model	Volatility (%)	35.5% - 70.0%	51.3%
	106,807	Other(2)	Other(2)	N/A	N/A

Total	$3,931,984

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
ING Credit Facility	Revolving Credit Facility	L+2.50%	$57,854	(1)	$242,146	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$650,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €43,350 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.10 as of June 30, 2016 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $1,811,616 and 3.82%, respectively. As of June 30, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.98%.

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

As of June 30, 2016 and December 31, 2015, no amounts remained outstanding under the Broad Street credit facility. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of June 30, 2016, all of the deferred financing costs have been amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	—	$104	—	$406

Total interest expense	—	$104	—	$406

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	—	$635
Average borrowings under the facility(2)	—	$69,063
Effective interest rate on borrowings	—	—
Weighted average interest rate	—	1.76%

(1)	Interest under the Broad Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility were calculated for the period the Company had borrowings outstanding under the facility.

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

As of June 30, 2016 and December 31, 2015, $57,854 and $34,625, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €43,350 and €29,125, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $857 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$411	$989	$1,234	$1,893
Non-usage fees	601	152	838	310
Amortization of deferred financing costs	282	282	563	561

Total interest expense	$1,294	$1,423	$2,635	$2,764

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$2,052	$2,322
Average borrowings under the facility	$88,264	$138,558
Effective interest rate on borrowings (including the effect of non-usage fees)	6.74%	11.29%
Weighted average interest rate (including the effect of non-usage fees)	4.64%	3.16%

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings.

JPM Financing

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which has been subsequently amended from time to time. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements. The Company and JPM most recently amended the financing arrangement on April 28, 2016 to, among other things, reduce the amount of outstanding available debt financing from $725,000 to $650,000.

Pursuant to the financing arrangement, the assets held by Locust Street secure the obligations of Locust Street under certain Class A Floating Rate Notes, or the Class A Notes, issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture, dated as of September 26, 2012 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, Supplemental Indenture No. 2, dated May 8, 2015, Supplemental Indenture No. 3, dated March 1, 2016, and Supplemental Indenture No. 4, dated April 28, 2016, in each case, with Citibank N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes issued by Locust Street remaining outstanding is $780,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of April 15, 2024. Race Street has purchased all Class A Notes issued by Locust Street at a purchase price equal to their par value.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 28, 2016, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has purchased the $780,000 of Class A Notes held by Race Street for a purchase price equal to $650,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell the Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for the Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Race Street is permitted to reduce (based on certain thresholds during specific periods) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Pursuant to the financing arrangement, the assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of June 30, 2016 and December 31, 2015, Class A Notes in the aggregate principal amount of $780,000 and $960,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $650,000 and $800,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of June 30, 2016 and December 31, 2015, Race Street’s liability under the JPM Facility was $650,000 and $800,000, plus $3,756 and $5,633, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of June 30, 2016 and December 31, 2015, the fair value of assets held by Locust Street was $1,391,119 and $1,661,239, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of June 30, 2016 and December 31, 2015, the fair value of assets held by Race Street was $696,904 and $817,593, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of June 30, 2016, all of the deferred financing costs have been amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$5,522	$7,073	$11,885	$14,792
Amortization of deferred financing costs	—	26	—	52

Total interest expense	$5,522	$7,099	$11,885	$14,844

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$13,762	$17,582
Average borrowings under the facility	$723,352	$905,249
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

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

As of June 30, 2016 and December 31, 2015, $400,000 of the 4.000% notes was outstanding. As of June 30, 2016, the fair value of the 4.000% notes was approximately $405,565. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of June 30,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

2016, $340 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of June 30, 2016, $3,406 of such discount had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$3,845	$4,023	$7,633	$7,971
Amortization of deferred financing costs and discount	307	310	615	619

Total interest expense	$4,152	$4,333	$8,248	$8,590

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

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

As of June 30, 2016 and December 31, 2015, $325,000 of the 4.250% notes was outstanding. As of June 30, 2016, the fair value of the 4.250% notes was approximately $331,047. The Company incurred costs of $839 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of June 30, 2016, $581 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $4,115 of discount against the carrying amount of such notes. As of June 30, 2016, $2,847 of such discount had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$3,453	$3,512	$6,906	$6,921
Amortization of deferred financing costs and discount	241	241	482	486

Total interest expense	$3,694	$3,753	$7,388	$7,407

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

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

As of June 30, 2016 and December 31, 2015, $275,000 of the 4.750% notes was outstanding. As of June 30, 2016, the fair value of the 4.750% notes was approximately $279,676. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of June 30, 2016, $397 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of June 30, 2016, $2,787 of such discount had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the 4.750% notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$3,266	$2,250	$6,531	$2,250
Amortization of deferred financing costs and discount	136	86	271	86

Total interest expense	$3,402	$2,336	$6,802	$2,336

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$6,531	—
Average borrowings under the 4.750% notes(2)	$275,000	$275,000
Effective interest rate on borrowings	4.75%	4.75%
Weighted average interest rate	4.75%	4.75%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	For the six months ended June 30, 2015, average borrowings under the 4.750% notes are calculated for the period from the date of issuance to June 30, 2015.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$9.10	$9.83
Results of operations(2)
Net investment income (loss)	0.44	1.10
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.09	(0.94)

Net increase (decrease) in net assets resulting from operations	0.53	0.16

Stockholder distributions(3)
Distributions from net investment income	(0.45)	(0.75)
Distributions from net realized gain on investments	—	(0.14)

Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.89)

Capital share transactions
Issuance of common stock(4)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.18	$9.10

Per share market value, end of period	$9.05	$8.99

Shares outstanding, end of period	243,488,590	242,847,016

Total return based on net asset value(5)	5.82%	1.63%

Total return based on market value(6)	5.72%	(0.78)%

Ratio/Supplemental Data:
Net assets, end of period	$2,234,322	$2,208,928

Ratio of net investment income to average net assets(7)	4.90%	11.25%

Ratio of total operating expenses to average net assets(7)	4.89%	8.90%

Portfolio turnover(8)	11.37%	39.93%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,707,854	$1,834,625

Asset coverage per unit(9)	2.31	2.20

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, as applicable, pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the six months ended June 30, 2016 and year ended December 31, 2015.

(5)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	The total return based on market value for the six months ended June 30, 2016 and year ended December 31, 2015, respectively, was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of accrued capital gains incentive fees to average net assets	—	(0.89)%
Ratio of subordinated income incentive fees to average net assets	1.23%	2.59%
Ratio of interest expense to average net assets	1.70%	3.19%
Ratio of excise taxes to average net assets	—	0.26%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(8)	Portfolio turnover for the six months ended June 30, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2016 and for the Year Ended December 31, 2015

During the six months ended June 30, 2016, we made investments in portfolio companies totaling $445,419. During the same period, we sold investments for proceeds of $270,562 and received principal repayments of $311,605. As of June 30, 2016, our investment portfolio, with a total fair value of $3,934,628 (53% in first lien senior secured loans, 15% in second lien senior secured loans, 5% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 14% in equity/other), consisted of interests in 108 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $112.9 million. As of June 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.1% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.3% based upon the amortized cost of our investments. For the six months ended June 30, 2016, our total return based on net asset value was 5.82% and our total return based on market value was 5.72%.

During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,647,620. During the same period, we sold investments for proceeds of $607,368 and received principal repayments of $1,018,152. As of December 31, 2015, our investment portfolio, with a total fair value of $4,029,371 (54% in first lien senior secured loans, 15% in second lien senior secured loans, 6% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 12% in equity/other), consisted of interests in 114 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $113.2 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.3% of par, and our estimated gross portfolio yield, prior to leverage, was 9.8% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return based on net asset value was 1.63% and our total return based on market value was (0.78)%.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2016:

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$389,802	$445,419
Sales and Redemptions	(413,039)	(582,167)

Net Portfolio Activity	$(23,237)	$(136,748)

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$269,707	69%	$289,650	65%
Senior Secured Loans—Second Lien	17,941	5%	17,941	4%
Senior Secured Bonds	8,060	2%	8,060	2%
Subordinated Debt	19,184	5%	30,700	7%
Collateralized Securities	4,551	1%	4,551	1%
Equity/Other	70,359	18%	94,517	21%

Total	$389,802	100%	$445,419	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,132,313	$2,089,177	53%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	643,054	611,771	15%	661,742	624,814	15%
Senior Secured Bonds	278,400	179,815	5%	344,196	240,754	6%
Subordinated Debt	474,748	418,187	11%	492,658	438,414	11%
Collateralized Securities	92,708	87,746	2%	94,694	85,007	2%
Equity/Other	436,377	547,932	14%	353,477	466,553	12%

Total	$4,057,600	$3,934,628	100%	$4,195,186	$4,029,371	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Number of Portfolio Companies	108	114
% Variable Rate (based on fair value)	65.5%	66.8%
% Fixed Rate (based on fair value)	20.6%	21.6%
% Income Producing Equity/Other Investments (based on fair value)	3.7%	4.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.2%	7.5%
Average Annual EBITDA of Portfolio Companies	$112,900	$113,200
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.1%	98.3%
% of Investments on Non-Accrual (based on fair value)	0.3%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2016:

New Direct Originations	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Total Commitments (including unfunded commitments)	$398,896	$442,494
Exited Investments (including partial paydowns)	(386,600)	(500,215)

Net Direct Originations	$12,296	$(57,721)

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$304,571	76%	$313,232	71%
Senior Secured Loans—Second Lien	22,028	6%	22,028	5%
Senior Secured Bonds	8,141	2%	8,141	2%
Subordinated Debt	10,500	3%	21,729	5%
Collateralized Securities	—	—	—	—
Equity/Other	53,656	13%	77,364	17%

Total	$398,896	100%	$442,494	100%

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Average New Direct Origination Commitment Amount	$49,862	$34,038
Weighted Average Maturity for New Direct Originations	7/21/20	11/4/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.1%	8.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.8%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.3%	10.0%

The following table presents certain selected information regarding our direct originations as of June 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations held in Portfolio	June 30, 2016	December 31, 2015
Number of Portfolio Companies	68	71
Average Annual EBITDA of Portfolio Companies	$65,400	$61,500
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.4x	4.9x
% of Investments on Non-Accrual	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,346,315	85%	$3,434,588	85%
Opportunistic	484,305	12%	488,969	12%
Broadly Syndicated/Other	104,008	3%	105,814	3%

Total	$3,934,628	100%	$4,029,371	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$26,853	1%	$95,950	2%
Capital Goods	839,417	21%	906,387	22%
Commercial & Professional Services	367,014	9%	327,407	8%
Consumer Durables & Apparel	260,462	7%	259,789	6%
Consumer Services	407,957	10%	426,534	11%
Diversified Financials	161,729	4%	154,651	4%
Energy	468,267	12%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	204,488	5%	195,420	5%
Materials	300,887	8%	275,429	7%
Media	121,795	3%	126,742	3%
Retailing	26,732	1%	64,647	2%
Semiconductors & Semiconductor Equipment	4,953	0%	5,530	0%
Software & Services	381,977	10%	425,992	11%
Technology Hardware & Equipment	106,983	3%	127,682	3%
Telecommunication Services	154,672	4%	160,206	4%
Transportation	100,442	2%	100,659	3%

Total	$3,934,628	100%	$4,029,371	100%

As of June 30, 2016, except for JW Aluminum Co., in which we have a second lien secured loan investment, a senior secured bond investment and two equity/other investments, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2016, except for Allen Systems Group, Inc., in which we have two senior secured loan investments and two equity/other investments, and Fronton Investor Holdings, LLC, in which we have an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $161,101 and one unfunded commitment to purchase up to $217 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, we had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$494,919	12%	$723,402	18%
2	2,713,013	69%	2,748,923	68%
3	637,662	16%	501,659	13%
4	24,392	1%	44,046	1%
5	64,642	2%	11,341	0%

Total	$3,934,628	100%	$4,029,371	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Revenues

We generated investment income of $110,211 and $147,731 for the three months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $101,555 and $139,374 of cash income earned as well as $8,656 and $8,357 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2016 and 2015, we generated $94,243 and $116,491, respectively, of interest income, which represented 85.5% and 78.9%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the three months ended June 30, 2016 and 2015, we generated $15,968 and $25,721, respectively, of fee income, which represented 14.5% and 17.4%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest and fee income during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to the prepayment of several large investments during the three months ended June 30, 2015.

During the three months ended June 30, 2016 and 2015, we generated $0 and $5,519, respectively, of dividend income. The decrease in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the three months ended June 30, 2015.

Expenses

Our total expenses were $53,371 and $54,207 for the three months ended June 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FB Advisor of $17,574 and

$19,103 for the three months ended June 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $900 and $882 for the three months ended June 30, 2016 and 2015, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2016, we accrued a subordinated incentive fee on income of $14,210. As of June 30, 2016, a subordinated incentive fee on income of $14,210 was payable to FB Advisor. During the three months ended June 30, 2015, we accrued a subordinated incentive fee on income of $21,271. During the three months ended June 30, 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. During the three months ended June 30, 2015, we reversed capital gains incentive fees of $8,355 based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $18,064 and $19,048 for the three months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $235 and $285 for the three months ended June 30, 2016 and 2015, respectively. Fees for our board of directors were $274 and $229 for the three months ended June 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $2,114 and $1,744 for the three months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$132	$122
Legal fees	398	302
Printing fees	251	99
Stock transfer agent fees	29	30
Other	1,304	1,191

Total	$2,114	$1,744

Other expenses for the three months ended June 30, 2016 include $469 of breakage fees associated with the partial paydown of the JPM Facility.

During the three months ended June 30, 2016 and 2015, the ratio of our expenses to our average net assets was 2.44% and 2.26%, respectively. Our ratio of expenses to our average net assets during the three months ended June 30, 2016 and 2015 includes $18,064 and $19,048, respectively, related to interest expense and $14,210 and $12,916, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.97% and 0.93% for the three months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The higher ratio of adjusted expenses to average net assets during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, can primarily be attributed to a decline in average net assets for the three months ended June 30, 2016.

Net Investment Income

Our net investment income totaled $56,840 ($0.23 per share) and $93,524 ($0.39 per share) for the three months ended June 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the decrease in investment income for the three months ended June 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $204,716 and $208,323, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $7,648. We also realized a net gain of $94 from settlements on foreign currency during the three months ended June 30, 2016. We sold investments and received principal repayments of $245,199 and $502,010, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $24,174. We also realized a net loss of $1,007 from settlements on foreign currency during the three months ended June 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $89,546 and the net change in unrealized gain (loss) on foreign currency totaled $1,325. For the three months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(16,251) and the net change in unrealized gain (loss) on foreign currency totaled $(386). The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2016 was driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2016, the net decrease in net assets resulting from operations was $140,157 ($0.58 per share) compared to a net increase in net assets resulting from operations of $51,706 ($0.21 per share) during the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Revenues

We generated investment income of $213,274 and $256,366 for the six months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $193,322 and $240,094 of cash income earned as well as $19,952 and $16,272 in non-cash portions relating to accretion of discount and PIK interest, for the six months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2016 and 2015, we generated $195,440 and $220,430, respectively, of interest income, which represented 91.6% and 86.0%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the six months ended June 30, 2016 and 2015, we generated $17,610 and $30,417, respectively, of fee income, which represented 8.3% and 11.9%, respectively, of total investment income. Fee income is transaction-based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The decrease in interest and fee income in the aggregate is due primarily to decreased prepayment activity during the six months ended June 30, 2016.

During the six months ended June 30, 2016 and 2015, we generated $224 and $5,519, respectively, of dividend income. The decrease in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the six months ended June 30, 2015.

Expenses

Our net expenses were $106,496 and $111,193 for the six months ended June 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FB Advisor of $35,386 and $38,141 for the six months ended June 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $2,096 and $1,873 for the six months ended June 30, 2016 and 2015, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2016, we accrued a subordinated incentive fee on income of $26,695. As of June 30, 2016, a subordinated incentive fee on income of $14,210 was payable to FB Advisor. During the six months ended June 30, 2015, we accrued a subordinated incentive fee on income of $35,176. During the six months ended June 30, 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. During the six months ended June 30, 2015, we reversed capital gains incentive fees of $4,607 based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $36,958 and $36,347 for the six months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $463 and $561 for the six months ended June 30, 2016 and 2015, respectively. Fees for our board of directors were $503 and $456 for the six months ended June 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $4,395 and $3,246 for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Six Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$244	$259
Compensation of our chief compliance officer(1)	—	25
Legal fees	695	673
Printing fees	696	198
Stock transfer agent fees	119	110
Other	2,641	1,981

Total	$4,395	$3,246

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

Other expenses during the six months ended June 30, 2016 include $938 of breakage fees associated with the partial paydown of the JPM Facility.

During the six months ended June 30, 2016 and 2015, the ratio of our expenses to our average net assets was 4.89% and 4.67%, respectively. Our ratio of expenses to our average net assets during the six months ended June 30, 2016 and 2015 includes $36,958 and $36,347, respectively, related to interest expense and $26,695 and $30,569, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 1.96% and 1.86% for the six months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The higher ratio of expenses to average net assets, excluding incentive fees and interest expense, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, can primarily be attributed to a decline in average net assets during the six months ended June 30, 2016.

Net Investment Income

Our net investment income totaled $106,778 ($0.44 per share) and $145,173 ($0.60 per share) for the six months ended June 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the decrease in investment income for the six months ended June 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $270,562 and $311,605, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $21,427. We also realized a net gain of $178 from settlements on foreign currency during the six months ended June 30, 2016. We sold investments and received principal repayments of $339,533 and $645,031, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $20,889. We also realized a net loss of $897 from settlements on foreign currency during the six months ended June 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $42,843 and the net change in unrealized gain (loss) on foreign currency totaled $(312). For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(4,317) and the net change in unrealized gain (loss) on foreign currency totaled $3,062. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2016 was driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2016, the net increase in net assets resulting from operations was $128,060 ($0.53 per share), compared to a net increase in net assets resulting from operations of $122,132 ($0.51 per share) during the six months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2016, we had $44,170 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $242,146 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $161,101 and one unfunded equity investment with an unfunded commitment of $217. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
ING Credit Facility	Revolving Credit Facility	L+2.50%	$57,854	(1)	$242,146	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$650,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €43,350 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.10 as of June 30, 2016 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $1,811,616 and 3.82%, respectively. As of June 30, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.98%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2016 or 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839
Fiscal 2016
March 31, 2016	$0.2228	$54,093
June 30, 2016	$0.2228	$54,238

On August 2, 2016, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about October 4, 2016 to stockholders of record as of the close of business on September 21, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	108,331	100%	107,545	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$108,331	100%	$107,545	100%

(1)	During the six months ended June 30, 2016 and 2015, 90.7% and 93.7%, respectively, of our gross investment income was attributable to cash income earned, 2.1% and 2.1%, respectively, was attributable to non-cash accretion of discount and 7.2% and 4.2%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2016 and 2015, was $104,372 and $113,037, respectively. As of June 30, 2016 and December 31, 2015, we had $152,597 and $156,556, respectively, of undistributed net investment income, and $43,545 and $29,888, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2016 and 2015.

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

Our investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-one senior secured loan investments, three senior secured bond investments, fifteen subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity investments, which were traded on an active public market, were valued at their respective closing price as of June 30, 2016. One senior secured bond investment, which was newly issued and purchased near June 30, 2016, was valued at cost as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2016 and 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Credit Facility(1)	$57,854	—	$57,854	—	—
JPM Facility(2)	$650,000	$650,000	—	—	—
4.000% Notes due 2019(3)	$400,000	—	—	$400,000	—
4.250% Notes due 2020(4)	$325,000	—	—	$325,000	—
4.750% Notes due 2022(5)	$275,000	—	—	—	$275,000

(1)	At June 30, 2016, $242,146 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €43,350 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.10 as of June 30, 2016 to reflect total amount outstanding in U.S. dollars.

(2)	At June 30, 2016, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of June 30, 2016, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(3)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

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

The investment sub-advisory agreement provides that GDFM will receive 50% of all management and incentive fees payable to FB Advisor under the July 2014 investment advisory agreement with respect to each year. Pursuant to the administration agreement, we also reimburse FB Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FB Advisor.

The following table describes the fees and expenses we accrued under the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FB Advisor	July 2014 Investment Advisory Agreement	Base Management Fee(1)	$17,574	$19,103	$35,386	$38,141
FB Advisor	July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$(8,355)	—	$(4,607)
FB Advisor	July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$14,210	$21,271	$26,695	$35,176
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$900	$882	$2,096	$1,873

(1)	During the six months ended June 30, 2016 and 2015, $36,227 and $38,620, respectively, in base management fees were paid to FB Advisor. As of June 30, 2016, $17,574 in base management fees were payable to FB Advisor.

(2)	During the six months ended June 30, 2015, we reversed capital gains incentive fees of $4,607 based on the performance of our portfolio. We paid FB Advisor no capital gains incentive fees during the six months ended June 30, 2016. As of June 30, 2016, no capital gains incentive fees were accrued.

(3)	During the six months ended June 30, 2016 and 2015, $25,859 and $26,994, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2016, a subordinated incentive fee on income of $14,210 was payable to FB Advisor.

(4)	During the six months ended June 30, 2016 and 2015, $1,944 and $1,471, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $2,144 and $2,518, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2016 and 2015.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 65.5% of our portfolio investments (based on fair value) paid variable interest rates, 20.6% paid fixed interest rates, 3.7% were income producing equity or other investments, and the remaining 10.2% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$(1,389)	$(371)	$(1,018)	(0.3)%
No change	—	—	—	—
Up 100 basis points	13,567	570	12,997	4.2%
Up 300 basis points	65,521	1,711	63,810	20.8%
Up 500 basis points	118,035	2,852	115,183	37.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls	and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended June 30, 2016. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30, 2016	—	—	—	$1,500
May 1 to May 31, 2016	—	—	—	$1,500
June 1 to June 30, 2016	—	—	—	$1,500

	—	—	—

(1)	On March 31, 2016 and May 17, 2016, Franklin Square Holdings entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plans, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. Each of the FSH Trading Plans provided for the purchase of up to $1,500 worth of shares of our common stock, subject to the limitations provided therein. The March 31, 2016 FSH Trading Plan expired with the commencement of the May 17, 2016 FSH Trading Plan.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2014.)

10.12	Tenth Amendment to Credit Agreement, dated as of December 15, 2015 by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.13	Asset Contribution Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.14	First Amendment to Asset Contribution Agreement, dated as of June 17, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2010.)

10.15	Investment Management Agreement, dated as of March 10, 2010, by and between the Company and Broad Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2010.)

10.16	Amended and Restated Security Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.17	Amended and Restated Investment Management Agreement, dated as of August 29, 2012, by and between the Company and Arch Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.18	Amended and Restated Asset Transfer Agreement, dated as of September 26, 2012, by and between the Company and Locust Street Funding LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.19	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.20	Account Control Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.21	Security Agreement, dated as of August 29, 2012, by and between Arch Street Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.22	Agreement and Plan of Merger, dated as of August 29, 2012, by and among Arch Street Funding LLC, Benjamin Loan Funding LLC, Benjamin 2 Loan Funding LLC, Citibank, N.A. and Citibank Financial Products Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2012.)

10.23	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.24	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.26	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.27	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.29	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.30	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.31	Revolving Credit Agreement, dated as of July 21, 2011, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 27, 2011.)

10.32	Amendment to Credit Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.33	Asset Transfer Amendment, dated as of September 26, 2012, by and between the Company and Race Street Funding LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.34	Amendment Agreement, dated as of October 24, 2013, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC. (Incorporated by references to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2013.)

10.35	Amended and Restated Collateral Management Agreement, dated as of September 26, 2012, by and between Locust Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.36	Amended and Restated Collateral Administration Agreement, dated as of September 26, 2012, by and among Locust Street Funding LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.37	Collateral Management Agreement, dated as of September 26, 2012, by and between Race Street Funding LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.38	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.39	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.40	Purchase and Sale Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.41	Collateral Management Agreement, dated as of May 17, 2012, by and between the Company and Walnut Street Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.42	Securities Account Control Agreement, dated as of May 17, 2012, by and between Walnut Street Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.43	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.44	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.45	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.46	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2016.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)