Form 10-Q
period 2016-09-30
FS Investment CORP
filed 2016-11-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 244,063,316 shares of the registrant’s common stock outstanding as of November 8, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,790,661 and $4,027,950, respectively)	$3,679,252	$3,820,283
Non-controlled/affiliated investments (amortized cost—$126,209 and $91,248, respectively)	171,141	132,357
Controlled/affiliated investments (amortized cost—$79,698 and $75,988, respectively)	87,133	76,731

Total investments, at fair value (amortized cost—$3,996,568 and $4,195,186, respectively)	3,937,526	4,029,371
Cash	112,648	80,807
Foreign currency, at fair value (cost—$1,011 and $1,175, respectively)	1,013	1,180
Receivable for investments sold and repaid	27,160	66
Interest receivable	49,014	34,600
Deferred financing costs	573	1,420
Prepaid expenses and other assets	684	729

Total assets	$4,128,618	$4,148,173

Liabilities
Payable for investments purchased	$6,984	$—
Credit facilities payable	81,286	34,625
Unsecured notes payable (net of deferred financing costs of $1,231 and $1,490, respectively)	990,333	988,274
Repurchase agreement payable(1)	650,000	800,000
Secured borrowing, at fair value (proceeds of $2,830 and $0, respectively)(2)	2,863	—
Stockholder distributions payable	54,236	54,093
Management fees payable	17,872	18,415
Subordinated income incentive fees payable(3)	12,250	13,374
Administrative services expense payable	714	946
Interest payable	16,113	22,061
Directors’ fees payable	204	282
Other accrued expenses and liabilities	1,308	7,175

Total liabilities	1,834,163	1,939,245

Commitments and contingencies(4)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 243,488,590 and 242,847,016 shares issued and outstanding, respectively	243	243
Capital in excess of par value	2,270,010	2,264,345
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(5)	(64,574)	(45,748)
Accumulated undistributed (distributions in excess of) net investment income(5)	141,160	147,946
Net unrealized appreciation (depreciation) on investments and secured borrowing and unrealized gain/loss on foreign currency	(52,384)	(157,858)

Total stockholders’ equity	2,294,455	2,208,928

Total liabilities and stockholders’ equity	$4,128,618	$4,148,173

Net asset value per share of common stock at period end	$9.42	$9.10

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$93,380	$99,468	$285,151	$319,180
Fee income	4,214	3,290	21,191	33,707
Dividend income	—	—	—	5,519
From non-controlled/affiliated investments:
Interest income	2,013	910	4,092	1,628
Fee income	—	—	633	—
Dividend income	—	—	224	—
From controlled/affiliated investments:
Interest income	950	—	2,540	—

Total investment income	100,557	103,668	313,831	360,034

Operating expenses
Management fees	17,872	18,852	53,258	56,993
Capital gains incentive fees(1)	—	(13,811)	—	(18,418)
Subordinated income incentive fees(1)	12,250	12,485	38,945	47,661
Administrative services expenses	750	900	2,846	2,773
Accounting and administrative fees	243	261	706	822
Interest expense	18,283	19,352	55,241	55,699
Directors’ fees	277	232	780	688
Other general and administrative expenses	1,879	1,631	6,274	4,877

Total operating expenses	51,554	39,902	158,050	151,095

Net investment income	49,003	63,766	155,781	208,939

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	2,363	(21,246)	(19,064)	(42,135)
Controlled/affiliated investments	(26)	—	(26)	—
Net realized gain (loss) on foreign currency	86	266	264	(631)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	64,039	(74,848)	96,258	(88,560)
Non-controlled/affiliated investments	(4,463)	27,220	3,823	36,615
Controlled/affiliated investments	4,354	—	6,692	—
Net change in unrealized appreciation (depreciation) on secured borrowing	(33)	—	(33)	—
Net change in unrealized gain (loss) on foreign currency	(954)	(437)	(1,266)	2,625

Total net realized and unrealized gain (loss)	65,366	(69,045)	86,648	(92,086)

Net increase (decrease) in net assets resulting from operations	$114,369	$(5,279)	$242,429	$116,853

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.47	$(0.02)	$1.00	$0.48

Weighted average shares outstanding	243,488,590	242,227,762	243,257,941	241,659,230

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operations
Net investment income (loss)	$155,781	$208,939
Net realized gain (loss) on investments and foreign currency	(18,826)	(42,766)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing	106,740	(51,945)
Net change in unrealized gain (loss) on foreign currency	(1,266)	2,625

Net increase (decrease) in net assets resulting from operations	242,429	116,853

Stockholder distributions(1)
Distributions from net investment income	(162,567)	(127,414)
Distributions from net realized gain on investments	—	(34,097)

Net decrease in net assets resulting from stockholder distributions	(162,567)	(161,511)

Capital share transactions(2)
Reinvestment of stockholder distributions	5,665	13,631

Net increase (decrease) in net assets resulting from capital share transactions	5,665	13,631

Total increase (decrease) in net assets	85,527	(31,027)
Net assets at beginning of period	2,208,928	2,366,986

Net assets at end of period	$2,294,455	$2,335,959

Accumulated undistributed (distributions in excess of) net investment income(1)	$141,160	$150,183

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$242,429	$116,853
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(662,756)	(1,084,274)
Paid-in-kind interest	(23,276)	(15,236)
Proceeds from sales and repayments of investments	872,931	1,114,231
Net realized (gain) loss on investments	19,090	42,135
Net change in unrealized (appreciation) depreciation on investments and secured borrowing	(106,740)	51,945
Accretion of discount	(7,371)	(25,433)
Amortization of deferred financing costs and discount	2,907	2,788
Unrealized (gain)/loss on borrowings in foreign currency	2,823	(2,804)
(Increase) decrease in receivable for investments sold and repaid	(27,094)	(15,245)
(Increase) decrease in interest receivable	(14,414)	1,395
(Increase) decrease in prepaid expenses and other assets	45	(261)
Increase (decrease) in payable for investments purchased	6,984	(28,095)
Increase (decrease) in management fees payable	(543)	(715)
Increase (decrease) in accrued capital gains incentive fees	—	(18,418)
Increase (decrease) in subordinated income incentive fees payable	(1,124)	(599)
Increase (decrease) in administrative services expense payable	(232)	(1,009)
Increase (decrease) in interest payable	(5,948)	2,567
Increase (decrease) in directors’ fees payable	(78)	(77)
Increase (decrease) in other accrued expenses and liabilities	(5,867)	(5,360)

Net cash provided by (used in) operating activities	291,766	134,388

Cash flows from financing activities
Reinvestment of stockholder distributions	5,665	13,631
Stockholder distributions	(162,424)	(125,431)
Borrowings under credit facilities(1)	262,000	114,200
Borrowings under unsecured notes(1)	—	275,000
Secured borrowing(3)	2,829	—
Repayments of credit facilities(1)	(218,162)	(268,411)
Repayments under repurchase agreement(2)	(150,000)	(150,000)
Deferred financing costs paid	—	(4,286)

Net cash provided by (used in) financing activities	(260,092)	(145,297)

Total increase (decrease) in cash	31,674	(10,909)
Cash and foreign currency at beginning of period	81,987	96,844

Cash and foreign currency at end of period	$113,661	$85,935

Supplemental disclosure
Local and excise taxes paid	$5,925	$5,638

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the nine months ended September 30, 2016 and 2015, the Company paid $39,942 and $27,851, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2016 and 2015, the Company paid $18,340 and $22,493, respectively, in interest expense pursuant to the repurchase agreement.

(3)	See Note 8 for a discussion of the Company’s secured borrowing. During the nine months ended September 30, 2016, the Company did not pay any interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—89.7%
5 Arch Income Fund 2, LLC	(g)(i)(n)	Diversified Financials	10.5%		11/18/21	$16,536	$16,587	$16,536
5 Arch Income Fund 2, LLC	(g)(i)(n)(p)	Diversified Financials	10.5%		11/18/21	21,464	21,464	21,464
A.P. Plasman Inc.	(e)(f)(g)(i)	Capital Goods	L+850	1.0%	12/29/19	203,676	201,638	204,949
Aeneas Buyer Corp.	(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	919	919	919
Aeneas Buyer Corp.	(g)(p)	Health Care Equipment & Services	L+500	1.0%	12/18/21	75	75	75
Aeneas Buyer Corp.	(e)(g)	Health Care Equipment & Services	L+812	1.0%	12/18/21	77,220	77,220	78,378
Aeneas Buyer Corp.	(g)(p)	Health Care Equipment & Services	L+750	1.0%	12/18/21	1,980	1,980	2,010
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	10/10/21	3,125	3,125	3,188
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	13,755
ASG Technologies Group, Inc.	(e)(g)(s)	Software & Services	L+787, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	53,796	53,431	54,872
Aspect Software, Inc.	(g)	Software & Services	L+950	1.0%	5/25/18	481	481	486
Aspect Software, Inc.	(g)(p)	Software & Services	L+950	1.0%	5/25/18	175	175	177
Aspect Software, Inc.	(g)	Software & Services	L+950	1.0%	5/25/20	701	701	708
Atlas Aerospace LLC	(g)	Capital Goods	L+806	1.0%	5/8/19	20,000	20,000	20,300
Atlas Aerospace LLC	(g)(p)	Capital Goods	L+750	1.0%	5/8/19	7,619	7,619	7,733
BenefitMall Holdings, Inc.	(e)(g)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,738	14,738	15,032
BenefitMall Holdings, Inc.	(g)(p)	Commercial & Professional Services	L+725	1.0%	11/24/20	5,455	5,455	5,564
Blueprint Sub, Inc.	(g)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Blueprint Sub, Inc.	(g)(p)	Software & Services	L+450	1.0%	5/7/21	702	702	702
Blueprint Sub, Inc.	(e)	Software & Services	L+750	1.0%	5/7/21	26,697	26,697	26,781
Blueprint Sub, Inc.	(g)(p)	Software & Services	L+750	1.0%	5/7/21	3,509	3,509	3,520
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	74	73	69
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(k)	Consumer Services	5.8%		3/1/17	11,935	11,778	12,112
Caesars Entertainment Operating Co., Inc.	(e)(i)(k)	Consumer Services	6.7%		3/1/17	2,299	2,276	2,357
Caesars Entertainment Operating Co., Inc.	(e)(f)(g)(i)(k)	Consumer Services	9.0%		3/1/17	64,172	64,059	64,383
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	L+600	1.0%	10/11/20	21,900	21,035	21,900
Corel Corp.	(g)(i)	Software & Services	Prime+725		6/7/18	6,000	6,000	6,000
Corel Corp.	(g)(i)(p)	Software & Services	Prime+725		6/7/18	4,000	4,000	4,000
Corel Corp.	(e)(f)(g)(i)	Software & Services	L+825		6/7/19	103,423	103,423	104,328
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	42,303	42,415	41,879
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	5,035	5,023	4,678
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,438	10,323	10,416

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1050		3/31/21	$3,434	$3,449	$3,430
Greystone Equity Member Corp.	(g)(i)(p)	Diversified Financials	L+1100		3/31/21	50,566	50,566	50,752
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+906	1.0%	3/26/21	1,000	1,000	1,011
H.M. Dunn Co., Inc.	(g)(p)	Capital Goods	L+725	1.0%	3/26/21	357	357	361
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	33,320
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	76,853	76,853	76,853
Imagine Communications Corp.	(g)(p)	Media	L+825	1.0%	4/29/20	28,600	28,600	28,600
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	20,778	20,778	21,090
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	33,034	33,034	34,191
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	5,679	5,679	5,736
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	70,000
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	30,686	30,529	30,686
LEAS Acquisition Co Ltd.	(g)(i)	Capital Goods	L+875	1.5%	6/30/19	€27,575	37,519	30,992
LEAS Acquisition Co Ltd.	(f)(i)	Capital Goods	L+875	1.5%	6/30/19	$9,674	9,674	9,674
Logan’s Roadhouse, Inc.	(g)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/14/16	2,086	2,086	2,086
Logan’s Roadhouse, Inc.	(g)(p)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/14/16	2,963	2,963	2,963
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,838	12,838	12,260
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	63,624	63,413	62,351
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,130	8,082	7,865
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	5,911	5,876	5,718
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	37,077	37,077	38,189
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	59	59	59
Nobel Learning Communities, Inc.	(g)(p)	Consumer Services	L+450	1.0%	4/27/20	80	80	80
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+842	1.0%	4/27/21	1,056	1,056	1,072
North Haven Cadence Buyer, Inc.	(g)(p)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+813	1.0%	9/2/22	25,313	25,313	25,313
North Haven Cadence Buyer, Inc.	(g)(p)	Consumer Services	L+750	1.0%	9/2/22	5,938	5,938	5,938
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+865	1.3%	9/10/19	18,687	18,687	17,052

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	$44,091	$44,091	$44,091
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/20/21	10,511	10,511	10,564
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/20/21	€15,000	16,982	16,858
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+840	1.0%	11/25/21	$30,000	30,000	29,391
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,075	36,075	36,546
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+802	1.0%	9/25/21	31,313	31,313	30,843
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	187,076	187,076	189,882
Sequential Brands Group, Inc.	(e)(g)(i)	Consumer Durables & Apparel	L+900		7/1/22	80,652	80,652	82,265
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	91,856	91,556	91,856
Sports Authority, Inc.	(g)(k)(q)	Retailing	L+600	1.5%	11/16/17	6,318	5,370	1,548
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,192	4,140
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	4,709	4,636	4,756
Swiss Watch International, Inc.	(g)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	11,732	11,732	10,383
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	40,625	40,281	14,016
Transplace Texas, LP	(e)(f)(g)	Transportation	L+745	1.0%	9/16/21	22,973	22,973	23,088
Transplace Texas, LP	(g)(p)	Transportation	L+700	1.0%	9/16/21	541	541	543
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	65,162	65,162	65,162
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	36,115
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	62,395	62,200	61,615
Warren Resources, Inc.	(f)(g)(q)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,402
Waste Pro USA, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,794	94,794	96,571
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/29/22	9,766	9,793	9,803
Zeta Interactive Holdings Corp.	(g)(r)	Software & Services	L+750	1.0%	7/29/22	2,857	2,830	2,861
Zeta Interactive Holdings Corp.	(g)(p)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,784
Zeta Interactive Holdings Corp.	(g)(p)(r)	Software & Services	L+750	1.0%	7/29/22	457	457	459

Total Senior Secured Loans—First Lien							2,224,911	2,196,095
Unfunded Loan Commitments							(137,196)	(137,196)

Net Senior Secured Loans—First Lien							2,087,715	2,058,899

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—27.0%
Alison US LLC	(g)(i)	Capital Goods	L+850	1.0%	8/29/22	$4,444	$4,299	$4,114
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,654	3,654	3,014
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	7,875	7,875	7,840
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	185,894	185,340	183,105
ASG Technologies Group, Inc.	(g)(s)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	21,111	14,803	14,725
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,889	6,576
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,034	10,034	9,934
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,960	6,185
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,573	57,311	52,824
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,389	11,500
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,177	49,500
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,349	11,610
JW Aluminum Co.	(e)(f)(g)(t)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	36,209	36,191	36,481
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,760
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,473	16,175
Paw Luxco II Sarl	(f)(i)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,817	13,265
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,098	80,000
Spencer Gifts LLC	(e)	Retailing	L+825	1.0%	6/29/22	30,000	29,879	24,750
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	56,776	56,776	56,208
Stardust Finance Holdings, Inc.	(g)(i)	Materials	L+950	1.0%	3/13/23	2,500	2,476	2,502

Total Senior Secured Loans—Second Lien							642,790	620,068

Senior Secured Bonds—7.4%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,587	19,625
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	24,248	24,024	26,097
FourPoint Energy, LLC	(e)(f)	Energy	9.0%		12/31/21	74,813	72,413	74,064
Global A&T Electronics Ltd.	(g)(i)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,950	5,521

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lightstream Resources Ltd.	(f)(i)(k)(q)	Energy	9.9%		6/15/19	$2,112	$2,112	$1,890
Logan’s Roadhouse, Inc.	(g)(k)(q)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	48,677	16,495
SandRidge Energy, Inc.	(g)(k)(q)	Energy	8.8%		6/1/20	19,500	19,458	7,069
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,328	17,709

Total Senior Secured Bonds							270,549	168,470

Subordinated Debt—19.4%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,119	10,509
Aspect Software, Inc.	(g)	Software & Services	3.0% PIK (3.0% Max PIK)		5/25/23	2,941	2,941	2,941
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	14,935	14,945	11,948
Bellatrix Exploration Ltd.	(g)(i)	Energy	8.5%		5/15/20	5,000	4,923	4,665
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,773
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,011	5,003
Ceridian HCM Holding, Inc.	(f)(g)(h)	Commercial & Professional Services	11.0%		3/15/21	21,800	22,596	23,108
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	243	176
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	705	705	705
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,478	4,478	4,478
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	925	925	925
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	871	871	871
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	64,298	64,298	64,298
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,516	10,516	10,516
Global Jet Capital Inc.	(f)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,507	5,507	5,507
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	11,257	11,257	11,257

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	$567	$567	$567
Jupiter Resources Inc.	(f)(g)(i)	Energy	8.5%		10/1/22	6,425	5,479	5,417
Mood Media Corp.	(f)(g)(i)	Media	9.3%		10/15/20	43,135	42,368	33,699
NewStar Financial, Inc.	(g)(i)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,388	63,000
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,758	10,876
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,041	9,876
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	6,997	7,132
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,276	14,177
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,292	7,035
ThermaSys Corp.	(e)(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	137,491	137,491	110,680
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,328	5,328	5,175

Total Subordinated Debt							484,193	444,314

Collateralized Securities—3.4%
ACASC 2013-2A Class Subord. B	(f)(g)(i)	Diversified Financials	12.2%		10/25/25	30,500	18,466	19,848
Dryden CDO 23A Class Subord.	(g)(i)	Diversified Financials	9.1%		7/17/23	10,000	3,265	3,248
NewStar Clarendon 2014-1A Class D	(g)(i)	Diversified Financials	L+435		1/25/27	1,560	1,475	1,420
NewStar Clarendon 2014-1A Class Subord. B	(g)(i)	Diversified Financials	14.8%		1/25/27	17,900	14,606	14,568
Rampart CLO 2007 1A Class Subord.	(g)(i)	Diversified Financials	0.0%		10/25/21	10,000	778	1,500
Stone Tower CLO VI Class Subord.	(f)(i)	Diversified Financials	21.7%		4/17/21	5,000	1,603	2,498
Wind River CLO Ltd. 2012 1A Class E	(g)(i)	Diversified Financials	L+525		1/15/24	5,000	4,552	5,000
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(i)	Diversified Financials	13.4%		1/15/24	42,504	27,085	30,597

Total Collateralized Securities							71,830	78,679

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—24.7%(j)
5 Arches, LLC, Common Equity	(g)(i)(k)(m)	Diversified Financials	9,475	$250	$250
A.P. Plasman Inc., Warrants, 5/25/2026	(g)(i)(k)	Capital Goods	4,633	2,545	2,326
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	1,041,667	1,002	1,719
Altus Power America Management, LLC, Class B Units	(g)(k)(o)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(g)(i)(k)	Consumer Services	2,000,000	16,832	18,020
AP Exhaust Holdings, LLC, Common Equity	(g)(k)(m)	Automobiles & Components	811	811	—
Aquilex Corp., Common Equity, Class A Shares	(g)(k)(m)	Commercial & Professional Services	15,128	1,087	3,856
Aquilex Corp., Common Equity, Class B Shares	(g)(k)(m)	Commercial & Professional Services	32,637	1,690	8,319
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(k)(l)	Energy	96,800,082	29,100	21,296
ASG Technologies Group, Inc., Common Equity	(g)(k)(s)	Software & Services	1,689,767	36,422	80,771
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)(k)(s)	Software & Services	229,541	6,542	5,980
Aspect Software, Inc., Common Equity	(g)(k)	Software & Services	311,927	15,409	21,960
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(i)(k)	Retailing	3,451,216	1,898	242
Eastman Kodak Co., Common Equity	(e)(g)(k)	Consumer Durables & Apparel	61,859	1,203	928
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(k)(m)	Energy	21,000	21,000	9,188
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(k)(m)	Energy	3,937	2,601	1,742
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(k)(m)	Energy	87,400	21,850	36,490
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(k)(m)	Energy	70,875	17,719	31,008
Fronton Investor Holdings, LLC, Class B Units	(g)(m)(s)	Consumer Services	14,943	15,011	14,793
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(i)(k)	Commercial & Professional Services	37,425,082	37,425	37,425
Harvey Holdings, LLC, Common Equity	(g)(k)	Capital Goods	2,333,333	2,333	3,967
Imagine Communications Corp., Common Equity, Class A Units	(g)(k)	Media	33,034	3,783	2,065
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(k)(m)	Materials	441,238	441	816
JMC Acquisition Holdings, LLC, Common Equity	(g)(k)	Capital Goods	483	483	512
JW Aluminum Co., Common Equity	(e)(f)(g)(k)(t)	Materials	972	—	1,311
JW Aluminum Co., Preferred Equity	(e)(f)(g)(k)(t)	Materials	4,499	43,507	49,341
Leading Edge Aviation Services, Inc., Common Equity	(f)(k)	Capital Goods	4,401	464	82
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(k)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(k)(m)	Capital Goods	490,213	490	74
Micronics, Inc., Common Equity	(g)(k)	Capital Goods	53,073	553	472
Micronics, Inc., Preferred Equity	(g)(k)	Capital Goods	55	553	758
New Star Metals Inc., Common Equity	(g)(k)	Capital Goods	741,082	750	2,446
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(i)(k)	Diversified Financials	3,000,000	15,058	8,490
North Haven Cadence Buyer, Inc., Common Equity	(g)(k)	Consumer Services	1,041,667	1,042	1,042

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Plains Offshore Operations Inc., Preferred Equity	(e)(f)	Energy	52,666	$69,193	$64,668
Plains Offshore Operations Inc., Warrants, 11/18/2019	(e)(f)(k)	Energy	1,067,481	1,722	—
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	28,000
Safariland, LLC, Common Equity	(f)(k)	Capital Goods	25,000	2,500	10,393
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	24,999	25,722
Safariland, LLC, Warrants, 7/27/2018	(f)(k)	Capital Goods	2,263	246	941
Safariland, LLC, Warrants, 9/20/2019	(f)(k)	Capital Goods	2,273	227	945
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(k)	Commercial & Professional Services	33,306	3,400	8,017
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	11,891	11,897
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(k)	Commercial & Professional Services	1,293	1	155
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(k)	Commercial & Professional Services	19,388	12	2,728
Sequential Brands Group, Inc., Common Equity	(g)(i)(k)	Consumer Durables & Apparel	206,664	2,790	1,653
Sorenson Communications, Inc., Common Equity	(f)(k)	Telecommunication Services	46,163	—	38,325
Sunnova Energy Corp., Common Equity	(g)(k)	Energy	192,389	722	1,033
Sunnova Energy Corp., Preferred Equity	(g)(k)	Energy	18,182	97	98
SWI Holdco LLC, Common Equity	(e)(g)(k)	Consumer Durables & Apparel	950	—	—
ThermaSys Corp., Common Equity	(f)(k)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(k)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(k)	Materials	3,637,500	3,638	1,637
Zeta Interactive Holdings Corp., Preferred Equity	(g)(k)	Software & Services	215,662	1,714	1,892

Total Equity/Other				439,491	567,096

TOTAL INVESTMENTS—171.6%				$3,996,568	3,937,526

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.6%)					(1,643,071)

NET ASSETS—100%					$2,294,455

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.85%, the Euro Interbank Offered Rate, or EURIBOR, was (0.30)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Position or portion thereof unsettled as of September 30, 2016.

(i)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2016, 78.2% of the Company’s total assets represented qualifying assets.

(j)	Listed investments may be treated as debt for GAAP or tax purposes.

(k)	Security is non-income producing.

(l)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Asset is on non-accrual status.

(r)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of September 30, 2016 (see Note 8).

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was determined to be an affiliated person of for the nine months ended September 30, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.	$38,321	$15,466	—	$24	—	$1,061	$54,872	$3,416	—	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	—	$14,569	—	$234	—	$(78)	$14,725	$676	$633	—
Equity/Other
ASG Technologies Group, Inc., Common Equity	$77,898	—	—	—	—	$2,873	$80,771	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	—	$6,542	—	—	—	$(562)	$5,980	—	—	—
Fronton Investor Holdings, LLC, Class B Units	$16,138	—	$(1,874)	—	—	$529	$14,793	—	—	$224

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2016, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” of and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of and deemed to control for the nine months ended September 30, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-kind Interest	Sales and Redemptions	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—Second Lien
JW Aluminum Co.	$32,887	$3,303	—	$1	—	$290	$36,481	$2,437	—	—
Senior Secured Bonds
JW Aluminum Co.	—	$8,060	$(8,141)	$107	$(26)	—	—	$103	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	$1,311	$1,311	—	—	—
JW Aluminum Co., Preferred Equity	$43,844	$406	—	—	—	$5,091	$49,341	—	—	—

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CoSentry.Net, LLC	(e)(g)	Software & Services	L+800	1.3%	12/31/19	$62,331	$62,331	$63,578
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,166	5,150	3,349
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,636	10,494	9,218
Flanders Corp.	(e)(g)	Capital Goods	L+950	1.5%	5/14/18	33,993	33,574	34,672
Fronton Holdings, LLC	(e)	Consumer Services	15.0%		4/30/19	3,736	3,708	3,736
Greystone Bridge Manager LLC	(g)(h)	Diversified Financials	L+1050		5/1/20	3,367	3,384	3,300
Greystone Bridge Manager LLC	(g)(h)(n)	Diversified Financials	L+1050		5/1/20	403	403	395
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+809	1.0%	3/26/21	1,000	1,000	990
H.M. Dunn Co., Inc.	(g)(n)	Capital Goods	L+725	1.0%	3/26/21	357	357	354
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	32,667
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	101,367	101,367	97,566
Imagine Communications Corp.	(g)(n)	Media	L+825	1.0%	4/29/20	30,000	30,000	28,875
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	13,954	13,954	13,814
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	25,377	25,377	26,519
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+858	1.0%	11/6/21	5,000	5,000	5,000
JMC Acquisition Merger Corp.	(g)(n)	Capital Goods	L+750	1.0%	11/6/21	906	906	906
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	68,600
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	31,983	31,757	31,183
LEAS Acquisition Co Ltd.	(g)(h)	Capital Goods	L+875	1.5%	6/30/19	€28,738	39,110	30,424
LEAS Acquisition Co Ltd.	(f)(h)	Capital Goods	L+875	1.5%	6/30/19	$10,083	10,083	9,830
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,855	12,855	12,726
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	64,110	63,843	63,148
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,414	8,338	3,954
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,117	6,061	2,874
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	40,250	40,250	40,250
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+845	1.0%	4/27/21	1,056	1,056	1,052
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	45	45	45
Nobel Learning Communities, Inc.	(g)(n)	Consumer Services	L+450	1.0%	4/27/20	94	94	94
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	18,817	18,817	16,276
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,569	44,569	44,123
Pittsburgh Glass Works, LLC	(e)	Automobiles & Components	L+916	1.0%	11/25/21	67,944	67,944	67,944
Polymer Additives, Inc.	(g)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,722

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+842	1.0%	11/25/21	$30,000	$30,000	$30,020
Reddy Ice Corp.	(g)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	321	319	264
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,769	36,769	36,655
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+804	1.0%	9/25/21	31,313	31,313	30,921
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	193,376	193,376	196,277
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+825		12/4/21	80,000	80,000	79,200
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,768	30,075
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	20,063	19,768	14,571
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,560	92,208	92,792
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	6,318	6,321	2,069
Stallion Oilfield Holdings, Inc.	(g)	Energy	L+675	1.3%	6/19/18	4,760	4,735	2,580
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,177	3,860
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% (12.0% Max PIK)		11/14/21	7,217	7,080	7,055
Sunnova Asset Portfolio 5 Holdings, LLC	(g)(n)	Energy	12.0% (12.0% Max PIK)		11/14/21	207	207	202
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	41,000	40,552	25,420
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	19,825
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	66,546	66,546	66,546
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,940
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	63,695	63,541	62,421
Warren Resources, Inc.	(f)(g)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,748
Waste Pro USA, Inc.	(e)(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,020	86,020	87,310
Waste Pro USA, Inc.	(g)(n)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,325
Zeta Interactive Holdings Corp.	(g)(n)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,232

Total Senior Secured Loans—First Lien							2,372,202	2,297,612
Unfunded Loan Commitments							(123,783)	(123,783)

Net Senior Secured Loans—First Lien							2,248,419	2,173,829

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—28.3%
AdvancePierre Foods, Inc.	(e)(g)	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$10,556	$10,491	$10,384
Alison US LLC	(g)(h)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,688	5,836
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	3,243	3,243	2,959
Arena Energy, LP	(g)	Energy	L+1000	1.0%	1/24/21	5,000	5,000	4,604
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	183,088	182,329	163,864
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,874	5,331
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	9,800
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,893	5,928
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,121	55,344
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,373	11,063
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,060	43,250
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
JW Aluminum Co.	(e)(f)(g)(r)	Materials	L+850	0.8%	11/17/20	32,887	32,887	32,887
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,092
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,450	16,425
Paw Luxco II Sarl	(f)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,535	12,460
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,008	79,600
Spencer Gifts LLC	(e)(g)	Retailing	L+825	1.0%	6/29/22	60,000	59,723	60,300
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							661,742	624,814

Senior Secured Bonds—10.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,390	38,661
Aspect Software, Inc.	(f)(g)	Software & Services	10.6%		5/15/17	8,500	8,424	6,981
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	48,800	44,622	16,714
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	29,248	28,993	26,469
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,745	71,943
FourPoint Energy, LLC	(f)(n)	Energy	8.0%		12/31/20	5,906	5,877	4,592
Global A&T Electronics Ltd.	(g)(h)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,936	5,530
Lightstream Resources Ltd.	(f)(h)	Energy	9.9%		6/15/19	2,112	2,112	1,764

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	$59,249	$47,267	$49,432
SandRidge Energy, Inc.	(g)	Energy	8.8%		6/1/20	19,500	19,457	5,953
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,250	18,592

Total Senior Secured Bonds							350,073	246,631
Unfunded Bond Commitments							(5,877)	(5,877)

Net Senior Secured Bonds							344,196	240,754

Subordinated Debt—19.8%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,102	3,922
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	18,065	18,089	11,754
Bellatrix Exploration Ltd.	(g)(h)	Energy	8.5%		5/15/20	5,000	4,911	3,369
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,773
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,012	4,756
Ceridian HCM Holding Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	10,800	11,354	8,532
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	237	132
Flanders Corp.	(e)(f)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	25,666	25,569	26,693
Flanders Corp.	(f)(g)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	25,754	24,651	27,750
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	57,459	57,459	57,459
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,397	9,397	9,397

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	$517	$517	$517
Jupiter Resources Inc.	(f)(g)(h)	Energy	8.5%		10/1/22	6,425	5,399	2,578
Mood Media Corp.	(f)(g)(h)	Media	9.3%		10/15/20	43,135	42,256	27,660
Navistar International Corp.	(f)(h)	Capital Goods	8.3%		11/1/21	8,345	8,163	5,646
NewStar Financial, Inc.	(g)(h)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,501	50,188
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,815	9,525
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	6,000	5,943	5,760
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 0.0% PIK (2.5% Max PIK)		9/30/19	7,000	6,934	7,140
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,200	15,732
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,081	6,544
ThermaSys Corp.	(e)(f)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	135,676	135,676	122,278
VPG Group Holdings LLC	(e)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,247	5,247	5,037

Total Subordinated Debt							492,658	438,414

Collateralized Securities—3.9%
ACASC 2013-2A Class Subord. B	(f)(g)(h)	Diversified Financials	7.2%		10/25/25	30,500	21,267	16,659
Dryden CDO 23A Class Subord.	(g)(h)	Diversified Financials	9.8%		7/17/23	10,000	4,507	3,455
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(h)	Diversified Financials	14.2%		12/20/21	16,740	16,724	15,987
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,420
NewStar Clarendon 2014-1A Class Subord. B	(g)(h)	Diversified Financials	13.6%		1/25/27	17,900	16,150	14,955
Rampart CLO 2007 1A Class Subord.	(g)(h)	Diversified Financials	14.4%		10/25/21	10,000	2,576	3,034
Stone Tower CLO VI Class Subord.	(f)(h)	Diversified Financials	18.3%		4/17/21	5,000	1,823	2,141
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(h)	Diversified Financials	12.4%		1/15/24	42,504	30,186	27,356

Total Collateralized Securities							94,694	85,007

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2016, the Company had two wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

While none of the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement or the July 2014 investment advisory agreement include or contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	641,574	$5,665	1,377,813	$13,631

Net Proceeds from Share Transactions	641,574	$5,665	1,377,813	$13,631

During the nine months ended September 30, 2016, the Company issued 641,574 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $5,665 at an average price per share of $8.83 and the administrator for the Company’s DRP purchased 1,232,012 shares of common stock in the open market at an average price per share of $9.10 (totaling $11,216) pursuant to the Company’s DRP, and distributed such shares to participants in the Company’s DRP. During the nine months ended September 30, 2015, the Company issued 1,377,813 shares of common stock pursuant to its DRP for gross proceeds of $13,631 at an average price per share of $9.89. During the period from October 1, 2016 to November 8, 2016, the Company issued an additional 574,726 shares of common stock pursuant to its DRP for gross proceeds of $5,426 at an average price per share of $9.44. For additional information regarding the terms of the DRP, see Note 5.

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

Pursuant to the administration agreement, the Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or FS Investments, providing administrative services to the Company on behalf of FB Advisor. The Company reimburses FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FB Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The following table describes the fees and expenses accrued under the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2016 and 2015:

Related Party	Source Agreement	Description	Three Months Ended September 30,		Nine Months Ended September 30,
			2016	2015	2016	2015
FB Advisor	July 2014 Investment Advisory Agreement	Base Management Fee(1)	$17,872	$18,852	$53,258	$56,993
FB Advisor	July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$(13,811)	—	$(18,418)
FB Advisor	July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$12,250	$12,485	$38,945	$47,661
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$750	$900	$2,846	$2,773

(1)	During the nine months ended September 30, 2016 and 2015, $53,801 and $57,708, respectively, in base management fees were paid to FB Advisor. As of September 30, 2016, $17,872 in base management fees were payable to FB Advisor.
(2)	During the nine months ended September 30, 2015, the Company reversed capital gains incentive fees of $18,418 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is payable by the Company unless and until those gains are actually realized. The Company paid FB Advisor no capital gains incentive fees during the nine months ended September 30, 2016. As of September 30, 2016, no capital gains incentive fees were accrued.
(3)	During the nine months ended September 30, 2016 and 2015, $40,069 and $48,260, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2016, a subordinated incentive fee on income of $12,250 was payable to FB Advisor.
(4)	During the nine months ended September 30, 2016 and 2015, $2,633 and $2,318, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $3,078 and $3,782, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2016 and 2015.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments. As a result, such personnel provide investment advisory services to the Company and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than the Company, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

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

Trademark License Agreement

On April 16, 2014, in connection with the listing of its common stock on the NYSE, the Company entered into a trademark license agreement, or the trademark license agreement, with FS Investments. Pursuant to the trademark license agreement, FS Investments granted the Company a non-exclusive, nontransferable, royalty-free right and license to use the name “FS Investment Corporation” and certain other trademarks, or the licensed marks, as a component of the Company’s name (and in connection with marketing the investment advisory and other services that FB Advisor may provide to the Company). Other than with respect to this limited license, the Company has no other rights to the licensed marks. The trademark license agreement may be terminated by FS Investments or the Company on sixty days’ prior written notice and expires if FB Advisor or one of FS Investments’ affiliates ceases to serve as investment adviser to the Company. Furthermore, FS Investments may terminate the trademark license agreement at any time and in its sole discretion in the event that FS Investments or the Company receives notice of any third-party claim arising out of the Company’s use of the licensed marks or if the Company attempts to assign or sublicense the trademark license agreement or any of the Company’s rights or duties under the trademark license agreement without the prior written consent of FS Investments. FB Advisor is a third-party beneficiary of the trademark license agreement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839
September 30, 2015	$0.2228	$53,966
Fiscal 2016
March 31, 2016	$0.2228	$54,093
June 30, 2016	$0.2228	$54,238
September 30, 2016	$0.2228	$54,236

On November 2, 2016, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about January 4, 2017 to stockholders of record as of the close of business on December 21, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	162,567	100%	127,414	79%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	34,097	21%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$162,567	100%	$161,511	100%

(1)	During the nine months ended September 30, 2016 and 2015, 90.6% and 93.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 2.2%, respectively, was attributable to non-cash accretion of discount and 7.4% and 4.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $156,642 and $164,390, respectively. As of September 30, 2016 and December 31, 2015, the Company had $152,324 and $158,249 of undistributed net investment income, respectively, and $45,008 and $35,010, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
GAAP-basis net investment income	$155,781	$208,939
Reversal of incentive fee accrual on unrealized gains	—	(18,418)
Reclassification of unamortized original issue discount and prepayment fees	(9,434)	(30,001)
Other miscellaneous differences	10,295	3,870

Tax-basis net investment income	$156,642	$164,390

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

As of September 30, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$152,324	$158,249
Distributable realized gains (accumulated capital losses)(1)	(45,008)	(35,010)
Other temporary differences	(143)	(175)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	(77,810)	(178,724)

Total	$29,363	$(55,660)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010 may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $2,919 and $42,089, respectively.

(2)	As of September 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $197,385 and $162,142, respectively. As of September 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $(275,195) and $(340,866), respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,021,994 and $4,216,052 as of September 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(77,810) and $(178,724) as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company had a deferred tax liability of $13,603 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $16,630 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2016, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $3,027. For the three and nine months ended September 30, 2015, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,087,715	$2,058,899	52%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	642,790	620,068	16%	661,742	624,814	15%
Senior Secured Bonds	270,549	168,470	4%	344,196	240,754	6%
Subordinated Debt	484,193	444,314	11%	492,658	438,414	11%
Collateralized Securities	71,830	78,679	2%	94,694	85,007	2%
Equity/Other	439,491	567,096	15%	353,477	466,553	12%

Total	$3,996,568	$3,937,526	100%	$4,195,186	$4,029,371	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2016, except for JW Aluminum Co., in which the Company had a second lien secured loan investment and two equity/other investments, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2016, except for ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which the Company had two senior secured loan investments and two equity/other investments, and Fronton Investor Holdings, LLC, in which the Company had an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act.

As of December 31, 2015, except for JW Aluminum Co., in which the Company had a second lien secured loan investment and two equity/other investments, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, except for Allen Systems Group, Inc., in which the Company had a senior secured loan investment and an equity/other investment, and Fronton Investor Holdings, LLC, in which the Company had an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $137,196. As of December 31, 2015, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2016 and the Company’s audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$26,703	1%	$95,950	2%
Capital Goods	814,148	21%	906,387	22%
Commercial & Professional Services	382,906	10%	327,407	8%
Consumer Durables & Apparel	268,477	7%	259,789	6%
Consumer Services	417,750	10%	426,534	11%
Diversified Financials	170,571	4%	154,651	4%
Energy	483,577	12%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	200,555	5%	195,420	5%
Materials	263,130	7%	275,429	7%
Media	113,184	3%	126,742	3%
Retailing	26,540	1%	64,647	2%
Semiconductors & Semiconductor Equipment	5,521	0%	5,530	0%
Software & Services	394,535	10%	425,992	11%
Technology Hardware & Equipment	108,000	3%	127,682	3%
Telecommunication Services	162,067	4%	160,206	4%
Transportation	99,862	2%	100,659	3%

Total	$3,937,526	100%	$4,029,371	100%

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

As of September 30, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$2,581	$784
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,934,945	4,028,587

	$3,937,526	$4,029,371

The Company has elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowing as a component of the net change in unrealized appreciation (depreciation) on secured borrowing in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

The secured borrowing as of September 30, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2016 and December 31, 2015, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$—	—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,863	—

	$2,863	—

The Company’s investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-two senior secured loan investments, three senior secured bond investments and fifteen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity investments, which were traded on an active public market, were valued at their respective closing price as of September 30, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the nine months ended September 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	2,195	1,388	2,407	1,263	34	84	7,371
Net realized gain (loss)	13,593	219	(41,205)	(1,676)	194	9,785	(19,090)
Net change in unrealized appreciation (depreciation)	45,774	14,206	1,363	14,365	16,536	14,144	106,388
Purchases	482,831	25,816	8,060	44,550	4,551	96,948	662,756
Paid-in-kind interest	1,539	5,730	—	14,075	—	1,932	23,276
Sales and repayments	(660,862)	(52,105)	(42,909)	(66,677)	(27,643)	(22,735)	(872,931)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$2,058,899	$620,068	$168,470	$444,314	$78,679	$564,515	$3,934,945

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$40,875	$14,252	$(27,987)	$16,071	$15,799	$27,576	$86,586

(1)	There was one transfer of an investment from Level 3 to Level 1 during the nine months ended September 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	4,020	1,306	3,046	16,922	66	73	25,433
Net realized gain (loss)	(7,021)	145	(22,527)	(20,618)	2,283	5,603	(42,135)
Net change in unrealized appreciation (depreciation)	(21,094)	(14,628)	(21,239)	(24,984)	(8,575)	38,952	(51,568)
Purchases	606,200	235,903	62,576	128,091	462	51,042	1,084,274
Paid-in-kind interest	1,819	2,661	665	8,300	—	1,791	15,236
Sales and repayments	(851,915)	(50,202)	(51,081)	(128,973)	(15,095)	(16,965)	(1,114,231)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,938,215	$883,440	$330,715	$443,042	$103,061	$400,640	$4,099,113

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16,253)	$(14,895)	$(47,757)	$(18,922)	$(6,303)	$42,036	$(62,094)

The following is a reconciliation for the nine months ended September 30, 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Nine Months Ended September 30, 2016
Secured Borrowing
Fair value at beginning of period	$—
Amortization of premium (accretion of discount)	(1)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(33)
Repayments on secured borrowing	—
Paid-in-kind interest	—
Proceeds from secured borrowing	(2,829)
Net transfers in or out of Level 3	—

Fair value at end of period	$(2,863)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(33)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at September 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,749,043	Market Comparables	Market Yield (%)	5.1% - 15.8%	9.8%
			EBITDA Multiples (x)	4.0x - 6.7x	5.1x
			Production Multiples (Mboe/d)	$10,500.0 - $12,000.0	$11,250.0
			Proved Reserves Multiples (Mmboe)	$4.3 - $4.8	$4.5
			PV-10 Multiples (x)	1.8x - 1.9x	1.9x
	40,935	Other(2)	Other(2)	N/A	N/A
	268,921	Market Quotes	Indicative Dealer Quotes	21.5% - 102.5%	99.2%
Senior Secured Loans—Second Lien	417,683	Market Comparables	Market Yield (%)	8.8% - 21.5%	13.2%
	202,385	Market Quotes	Indicative Dealer Quotes	70.0% - 100.8%	93.5%
Senior Secured Bonds	75,954	Market Comparables	Market Yield (%)	9.0% - 9.5%	9.3%
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
			Production Multiples (Mboe/d)	$42,500.0 - $47,500.0	$45,000.0
			Proved Reserves Multiples (Mmboe)	$14.3 - $14.8	$14.5
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	16,495	Other(2)	Other(2)	N/A	N/A
	76,021	Market Quotes	Indicative Dealer Quotes	24.0% - 107.8%	73.2%
Subordinated Debt	307,825	Market Comparables	Market Yield (%)	8.3% - 15.3%	13.0%
			EBITDA Multiples (x)	8.0x - 10.5x	8.3x
	136,489	Market Quotes	Indicative Dealer Quotes	64.6% - 106.3%	89.5%
Collateralized Securities	78,679	Market Quotes	Indicative Dealer Quotes	15.0% - 100.0%	70.7%
Equity/Other	460,280	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
			EBITDA Multiples (x)	4.8x - 18.0x	9.1x
			Production Multiples (Mboe/d)	$37,500.0 - $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$6.5 - $8.8	$8.3
			Undeveloped Acreage Multiples ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$1,750.0 - $2,250.0	$2,000.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 25.0%	19.9%
		Option Valuation Model	Volatility (%)	33.0% - 50.0%	46.1%
	104,235	Other(2)	Other(2)	N/A	N/A

Total	$3,934,945

Secured Borrowing	$(2,863)	Market Comparables	Market Yield (%)	(5.2)% - (6.3)%	(5.8)%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2016 and December 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

	As of September 30, 2016 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
ING Credit Facility	Revolving Credit Facility	L+2.50%	$81,286	(1)	$218,714	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$650,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €42,963 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $1,801,822 and 3.82%, respectively. As of September 30, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.95%.

	As of December 31, 2015
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

As of September 30, 2016 and December 31, 2015, no amounts remained outstanding under the Broad Street credit facility. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of September 30, 2016, all of the deferred financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Broad Street credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	—	—	—	$406

Total interest expense	—	—	—	$406

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	—	$635
Average borrowings under the facility(2)	—	$69,063
Effective interest rate on borrowings	—	—
Weighted average interest rate(2)	—	1.76%

(1)	Interest under the Broad Street credit facility was paid quarterly in arrears.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	The average borrowings under the Broad Street credit facility were calculated for the period the Company had borrowings outstanding under the facility. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of September 30, 2016 and December 31, 2015, $81,286 and $34,625, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €42,963 and €29,125, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $573 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$952	$164	$2,186	$2,057
Non-usage fees	212	686	1,050	996
Amortization of deferred financing costs	284	285	847	846

Total interest expense	$1,448	$1,135	$4,083	$3,899

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$3,599	$2,654
Average borrowings under the facility	$102,464	$102,506
Effective interest rate on borrowings (including the effect of non-usage fees)	5.42%	11.51%
Weighted average interest rate (including the effect of non-usage fees)	4.15%	3.93%

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings.

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

Race Street, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement, or the Amended and Restated Global Master Repurchase Agreement, and the related annex and amended and restated confirmation thereto, each dated as of April 28, 2016, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has purchased the $780,000 of Class A Notes held by Race Street for a purchase price equal to $650,000. Under the JPM Facility, Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell the Class A Notes to JPM. The final repurchase transaction must occur no later than April 15, 2017. The repurchase price paid by Race Street to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for the Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Race Street is permitted to reduce (based on certain thresholds during specific periods) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

event of default, are subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

Pursuant to the financing arrangement, the assets held by Race Street secure the obligations of Race Street under the JPM Facility.

As of September 30, 2016 and December 31, 2015, Class A Notes in the aggregate principal amount of $780,000 and $960,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $650,000 and $800,000, respectively. The carrying amount outstanding under the JPM Facility approximates its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of September 30, 2016 and December 31, 2015, Race Street’s liability under the JPM Facility was $650,000 and $800,000, plus $4,577 and $5,633, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of September 30, 2016 and December 31, 2015, the fair value of assets held by Locust Street was $1,406,629 and $1,661,239, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of September 30, 2016 and December 31, 2015, the fair value of assets held by Race Street was $679,012 and $817,593, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2016, all of the deferred financing costs have been amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$5,399	$6,644	$17,284	$21,436
Amortization of deferred financing costs	—	9	—	61

Total interest expense	$5,399	$6,653	$17,284	$21,497

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$18,340	$22,493
Average borrowings under the facility	$698,723	$869,780
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

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

As of September 30, 2016 and December 31, 2015, $400,000 of the 4.000% notes was outstanding. As of September 30, 2016, the fair value of the 4.000% notes was approximately $418,839. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of September 30, 2016, $311 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of September 30, 2016, $3,124 of such discount had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$3,998	$4,021	$11,631	$11,992
Amortization of deferred financing costs and discount	311	311	926	930

Total interest expense	$4,309	$4,332	$12,557	$12,922

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$16,000	$16,044
Average borrowings under the 4.000% notes	$400,000	$400,000
Effective interest rate on borrowings	4.00%	4.00%
Weighted average interest rate	4.00%	4.00%

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2016 and December 31, 2015, $325,000 of the 4.250% notes was outstanding. As of September 30, 2016, the fair value of the 4.250% notes was approximately $339,722. The Company incurred costs of $839 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of September 30, 2016, $540 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $4,115 of discount against the carrying amount of such notes. As of September 30, 2016, $2,644 of such discount had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$3,453	$3,515	$10,359	$10,436
Amortization of deferred financing costs and discount	244	244	726	730

Total interest expense	$3,697	$3,759	$11,085	$11,166

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$13,812	$8,518
Average borrowings under the 4.250% notes	$325,000	$325,000
Effective interest rate on borrowings	4.25%	4.25%
Weighted average interest rate	4.25%	4.25%

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

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

As of September 30, 2016 and December 31, 2015, $275,000 of the 4.750% notes was outstanding. As of September 30, 2016, the fair value of the 4.750% notes was approximately $286,146. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of September 30, 2016, $380 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of September 30, 2016, $2,668 of such discount had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the 4.750% notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$3,266	$3,338	$9,797	$5,588
Amortization of deferred financing costs and discount	136	135	407	221

Total interest expense	$3,402	$3,473	$10,204	$5,809

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$6,531	—
Average borrowings under the 4.750% notes(2)	$275,000	$275,000
Effective interest rate on borrowings	4.75%	4.75%
Weighted average interest rate(2)	4.75%	4.75%

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	For the nine months ended September 30, 2015, average borrowings under the 4.750% notes are calculated for the period from the date of issuance to September 30, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Partial Loan Sale

Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated balance sheets and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the consolidated statements of operations.

As of September 30, 2016, the Company recognized a secured borrowing at fair value of $2,863 and the fair value of the loan that is associated with the secured borrowing was $14,907. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the three and nine months ended September 30, 2016, there was a partial loan sale of $2,829 which was issued at a discount to par of $28, and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the three and nine months ended September 30, 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Direct interest expense	$27	$27
Amortization of discount	1	1

Total interest expense	$28	$28

For the nine months ended September 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

Nine Months Ended September 30, 2016
Cash paid for interest expense(1)	—
Average secured borrowing(2)	$2,857
Effective interest rate on secured borrowing	5.50%
Weighted average interest rate(2)	5.50%

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	For the nine months ended September 30, 2016, average borrowings are calculated for the period from the date of issuance to September 30, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$9.10	$9.83
Results of operations(2)
Net investment income (loss)	0.64	1.10
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	0.35	(0.94)

Net increase (decrease) in net assets resulting from operations	0.99	0.16

Stockholder distributions(3)
Distributions from net investment income	(0.67)	(0.75)
Distributions from net realized gain on investments	—	(0.14)

Net decrease in net assets resulting from stockholder distributions	(0.67)	(0.89)

Capital share transactions
Issuance of common stock(4)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.42	$9.10

Per share market value, end of period	$9.47	$8.99

Shares outstanding, end of period	243,488,590	242,847,016

Total return based on net asset value(5)	10.88%	1.63%

Total return based on market value(6)	13.23%	(0.78)%

Ratio/Supplemental Data:
Net assets, end of period	$2,294,455	$2,208,928

Ratio of net investment income to average net assets(7)	7.07%	11.25%

Ratio of total operating expenses to average net assets(7)	7.17%	8.90%

Portfolio turnover(8)	16.88%	39.93%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,734,143	$1,834,625

Asset coverage per unit(9)	2.32	2.20

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, as applicable, pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the nine months ended September 30, 2016 and year ended December 31, 2015.

(5)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of accrued capital gains incentive fees to average net assets	—	(0.89)%
Ratio of subordinated income incentive fees to average net assets	1.77%	2.59%
Ratio of interest expense to average net assets	2.51%	3.19%
Ratio of excise taxes to average net assets	—	0.26%

(8)	Portfolio turnover for the nine months ended September 30, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

Term Loan Agreement and Termination of the JPM Repurchase Facility

On November 1, 2016, Locust Street entered into a Loan Agreement with JPM, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator, or the Locust Street Term Loan Facility, pursuant to which JPM advanced $625,000 to Locust Street. The outstanding advances bear interest at a rate equal to LIBOR for a three-month interest period plus a spread of 2.6833% per annum. Interest is payable in arrears beginning on January 15, 2017 and each quarter thereafter. Under the Locust Street Term Loan Facility, Locust Street has agreed to prepay $200,000 of the aggregate principal amount of the advances on or before January 31, 2017, and thereafter all outstanding advances under the Locust Street Term Loan Facility will mature, and all accrued and unpaid interest thereunder, will be due and payable on November 1, 2020.

In connection with the Locust Street Term Loan Facility, the Company, Locust Street, Race Street and JPM terminated the JPM Facility by (i) effecting a redemption of the Class A Notes issued by Locust Street to Race Street pursuant to the Amended and Restated Indenture and (ii) terminating the Amended and Restated Global Master Repurchase Agreement.

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

Pursuant to the administration agreement, we reimburse FB Advisor for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FB Advisor. We reimburse FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FB Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FB Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

During the nine months ended September 30, 2016, we made investments in portfolio companies totaling $662,756. During the same period, we sold investments for proceeds of $369,844 and received principal repayments of $503,087. As of September 30, 2016, our investment portfolio, with a total fair value of $3,937,526 (52% in first lien senior secured loans, 16% in second lien senior secured loans, 4% in senior secured bonds, 11% in subordinated debt, 2% in collateralized securities and 15% in equity/other), consisted of interests in 103 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $104.1 million. As of September 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.2% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.2% based upon the amortized cost of our investments. For the nine months ended September 30, 2016, our total return based on net asset value was 10.88% and our total return based on market value was 13.23%.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2016:

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$217,337	$662,756
Sales and Redemptions	(290,764)	(872,931)

Net Portfolio Activity	$(73,427)	$(210,175)

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$193,181	89%	$482,831	73%
Senior Secured Loans—Second Lien	7,875	4%	25,816	4%
Senior Secured Bonds	—	—	8,060	1%
Subordinated Debt	13,850	6%	44,550	7%
Collateralized Securities	—	—	4,551	1%
Equity/Other	2,431	1%	96,948	14%

Total	$217,337	100%	$662,756	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,087,715	$2,058,899	52%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	642,790	620,068	16%	661,742	624,814	15%
Senior Secured Bonds	270,549	168,470	4%	344,196	240,754	6%
Subordinated Debt	484,193	444,314	11%	492,658	438,414	11%
Collateralized Securities	71,830	78,679	2%	94,694	85,007	2%
Equity/Other	439,491	567,096	15%	353,477	466,553	12%

Total	$3,996,568	$3,937,526	100%	$4,195,186	$4,029,371	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Number of Portfolio Companies	103	114
% Variable Rate (based on fair value)	65.2%	66.8%
% Fixed Rate (based on fair value)	20.4%	21.6%
% Income Producing Equity/Other Investments (based on fair value)	3.7%	4.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.7%	7.5%
Average Annual EBITDA of Portfolio Companies	$104,100	$113,200
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.2%	98.3%
% of Investments on Non-Accrual (based on fair value)	0.7%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.2%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2016:

New Direct Originations	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total Commitments (including unfunded commitments)	$144,226	$586,720
Exited Investments (including partial paydowns)	(198,010)	(698,225)

Net Direct Originations	$(53,784)	$(111,505)

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$135,310	94%	$448,542	77%
Senior Secured Loans—Second Lien	7,875	5%	29,903	5%
Senior Secured Bonds	—	—	8,141	1%
Subordinated Debt	—	—	21,729	4%
Collateralized Securities	—	—	—	—
Equity/Other	1,041	1%	78,405	13%

Total	$144,226	100%	$586,720	100%

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average New Direct Origination Commitment Amount	$20,604	$29,336
Weighted Average Maturity for New Direct Originations	12/11/21	2/26/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.3%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.3%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.6%	9.6%

The following table presents certain selected information regarding our direct originations as of September 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations held in Portfolio	September 30, 2016	December 31, 2015
Number of Portfolio Companies	66	71
Average Annual EBITDA of Portfolio Companies	$67,700	$61,500
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.9x
% of Investments on Non-Accrual	0.6%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%	10.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,343,749	85%	$3,434,588	85%
Opportunistic	490,879	12%	488,969	12%
Broadly Syndicated/Other	102,898	3%	105,814	3%

Total	$3,937,526	100%	$4,029,371	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$26,703	1%	$95,950	2%
Capital Goods	814,148	21%	906,387	22%
Commercial & Professional Services	382,906	10%	327,407	8%
Consumer Durables & Apparel	268,477	7%	259,789	6%
Consumer Services	417,750	10%	426,534	11%
Diversified Financials	170,571	4%	154,651	4%
Energy	483,577	12%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	200,555	5%	195,420	5%
Materials	263,130	7%	275,429	7%
Media	113,184	3%	126,742	3%
Retailing	26,540	1%	64,647	2%
Semiconductors & Semiconductor Equipment	5,521	0%	5,530	0%
Software & Services	394,535	10%	425,992	11%
Technology Hardware & Equipment	108,000	3%	127,682	3%
Telecommunication Services	162,067	4%	160,206	4%
Transportation	99,862	2%	100,659	3%

Total	$3,937,526	100%	$4,029,371	100%

As of September 30, 2016, except for JW Aluminum Co., in which we have a second lien secured loan investment and two equity/other investments, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2016, except for ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which we have two senior secured loan investments and two equity/other investments, and Fronton Investor Holdings, LLC, in which we have an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, we had nineteen unfunded debt investments with aggregate unfunded commitments of $137,196. As of December 31, 2015, we had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$431,575	11%	$723,402	18%
2	2,950,447	75%	2,748,923	68%
3	471,146	12%	501,659	13%
4	26,289	1%	44,046	1%
5	58,069	1%	11,341	0%

Total	$3,937,526	100%	$4,029,371	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Revenues

We generated investment income of $100,557 and $103,668 for the three months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $91,012 and $96,746 of cash income earned as well as $9,545 and $6,922 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2016 and 2015, we generated $96,343 and $100,378, respectively, of interest income, which represented 95.8% and 96.8%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the three months ended September 30, 2016 and 2015, we generated $4,214 and $3,290, respectively, of fee income, which represented 4.2% and 3.2%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to reduced leverage, prepayments of higher-yielding assets and increased equity holdings during the three months ended September 30, 2016.

The increase in fee income during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to increased prepayment activity during the three months ended September 30, 2016.

Expenses

Our total expenses were $51,554 and $39,902 for the three months ended September 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FB Advisor of $17,872 and $18,852 for the three months ended September 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $750 and $900 for the three months ended September 30, 2016 and 2015, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2016, we accrued a subordinated incentive fee on income of $12,250. As of September 30, 2016, a subordinated incentive fee on income of $12,250 was payable to FB Advisor. During the three months ended September 30, 2015, we accrued a subordinated incentive fee on income of $12,485. During the three months ended September 30, 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. During the three months ended September 30, 2015, we reversed capital gains incentive fees of $13,811 based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $18,283 and $19,352 for the three months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $243 and $261 for the three months ended September 30, 2016 and 2015, respectively. Fees for our board of directors were $277 and $232 for the three months ended September 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $1,879 and $1,631 for the three months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$123	$114
Legal fees	205	300
Printing fees	553	401
Stock transfer agent fees	30	30
Other	968	786

Total	$1,879	$1,631

During the three months ended September 30, 2016 and 2015, the ratio of our expenses to our average net assets was 2.29% and 1.69%, respectively. Our ratio of expenses to our average net assets during the three months ended September 30, 2016 and 2015 includes $18,283 and $19,352, respectively, related to interest expense and $12,250 and $(1,326), respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.93% and 0.92% for the three months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $49,003 ($0.20 per share) and $63,766 ($0.26 per share) for the three months ended September 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed primarily to the reversal of capital gains incentive fees that reduced expenses during the three months ended September 30, 2015, as well as the reduction in investment income for the three months ended September 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $99,282 and $191,482, respectively, during the three months ended September 30, 2016, from which we realized a net gain of $2,337. We also realized a net gain of $86 from settlements on foreign currency during the three months ended September 30, 2016. We sold investments and received principal repayments of $91,014 and $38,653, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $21,246. We also realized a net gain of $266 from settlements on foreign currency during the three months ended September 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $63,897 and the net change in unrealized gain (loss) on foreign currency totaled $(954). For the three months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(47,628) and the net change in unrealized gain (loss) on foreign currency totaled $(437). The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2016 was driven by improvement in the high yield markets, a general tightening of credit spreads and an increase in the valuation of the Caesars Entertainment Operating Co., Inc. loans following positive developments in restructuring efforts concerning these loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2016, the net increase in net assets resulting from operations was $114,369 ($0.47 per share) compared to a net decrease in net assets resulting from operations of $5,279 ($(0.02) per share) during the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Revenues

We generated investment income of $313,831 and $360,034 for the nine months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $284,334 and $336,840 of cash income earned as well as $29,497 and $23,194 in non-cash portions relating to accretion of discount and PIK interest, for the nine months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the nine months ended September 30, 2016 and 2015, we generated $291,783 and $320,808, respectively, of interest income, which represented 93.0% and 89.1%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the nine months ended September 30, 2016 and 2015, we generated $21,824 and $33,707, respectively, of fee income, which represented 7.0% and 9.4%, respectively, of total investment income. Fee income is transaction-based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The decrease in interest income and fee income in the aggregate during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to reduced leverage, prepayments of higher-yielding assets and increased equity holdings as a result of restructurings during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 and 2015, we generated $224 and $5,519, respectively, of dividend income. The decrease in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the nine months ended September 30, 2015.

Expenses

Our total expenses were $158,050 and $151,095 for the nine months ended September 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FB Advisor of $53,258 and $56,993 for the nine months ended September 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $2,846 and $2,773 for the nine months ended September 30, 2016 and 2015, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2016, we accrued a subordinated incentive fee on income of $38,945. As of September 30, 2016, a subordinated incentive fee on income of $12,250 was payable to FB Advisor. During the nine months ended September 30, 2015, we accrued a subordinated incentive fee on income of $47,661. During the nine months ended September 30, 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. During the nine months ended September 30, 2015, we reversed capital gains incentive fees of $18,418 based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $55,241 and $55,699 for the nine months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $706 and $822 for the nine months ended September 30, 2016 and 2015, respectively. Fees for our board of directors were $780 and $688 for the nine months ended September 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $6,274 and $4,877 for the nine months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$367	$373
Compensation of our chief compliance officer(1)	—	25
Legal fees	900	973
Printing fees	1,249	599
Stock transfer agent fees	149	140
Other	3,609	2,767

Total	$6,274	$4,877

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

Other expenses during the nine months ended September 30, 2016 include $938 of breakage fees associated with the partial paydown of the JPM Facility.

During the nine months ended September 30, 2016 and 2015, the ratio of our expenses to our average net assets was 7.17% and 6.36%, respectively. Our ratio of expenses to our average net assets during the nine months ended September 30, 2016 and 2015 includes $55,241 and $55,699, respectively, related to interest expense and $38,945 and $29,243, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 2.89% and 2.79% for the nine months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The higher ratio of expenses to average net assets, excluding incentive fees and interest expense, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, can primarily be attributed to the breakage fees associated with the partial paydown of the JPM Facility and lower average net assets during the nine months ended September 30, 2016.

Net Investment Income

Our net investment income totaled $155,781 ($0.64 per share) and $208,939 ($0.86 per share) for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the reversal of capital gains incentive fees that reduced expenses during the nine months ended September 30, 2015, as well as the reduction in investment income and fewer prepayments of investments during the nine months ended September 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $369,844 and $503,087, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $19,090. We also realized a net gain of $264 from settlements on foreign currency during the nine months ended September 30, 2016. We sold investments and received principal repayments of $430,547 and $683,684, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $42,135. We also realized a net loss of $631 from settlements on foreign currency during the nine months ended September 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $106,740 and the net change in unrealized gain (loss) on foreign currency totaled $(1,266). For the nine months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(51,945) and the net change in unrealized gain (loss) on foreign currency totaled $2,625. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2016 was driven by improvement in the high yield markets, a general tightening of credit spreads and an increase in the valuation of the Caesars Entertainment Operating Co., Inc. loans following positive developments in restructuring efforts concerning these loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2016, the net increase in net assets resulting from operations was $242,429 ($1.00 per share), compared to a net increase in net assets resulting from operations of $116,853 ($0.48 per share) during the nine months ended September 30, 2015.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2016, we had $113,661 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $218,714 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2016, we had nineteen unfunded debt investments with aggregate unfunded commitments of $137,196. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
ING Credit Facility	Revolving Credit Facility	L+2.50%	$81,286	(1)	$218,714	April 3, 2018
JPM Facility	Repurchase Agreement	3.25%	$650,000		$—	April 15, 2017
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$325,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €42,963 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $1,801,822 and 3.82%, respectively. As of September 30, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.95%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2016 or 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.2228	$53,706
June 30, 2015	$0.2228	$53,839
September 30, 2015	$0.2228	$53,966
Fiscal 2016
March 31, 2016	$0.2228	$54,093
June 30, 2016	$0.2228	$54,238
September 30, 2016	$0.2228	$54,236

On November 2, 2016, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about January 4, 2017 to stockholders of record as of the close of business on December 21, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	162,567	100%	127,414	79%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	34,097	21%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$162,567	100%	$161,511	100%

(1)	During the nine months ended September 30, 2016 and 2015, 90.6% and 93.6%, respectively, of our gross investment income was attributable to cash income earned, 2.0% and 2.2%, respectively, was attributable to non-cash accretion of discount and 7.4% and 4.2%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2016 and 2015, was $156,642 and $164,390, respectively. As of September 30, 2016 and December 31, 2015, we had $152,324 and $158,249, respectively, of undistributed net investment income, and $45,008 and $35,010, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2016 and 2015.

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

Our investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-two senior secured loan investments, three senior secured bond investments and fifteen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two equity investments, which were traded on an active public market, were valued at their respective closing price as of September 30, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We follow the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2016 and 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
ING Credit Facility(1)	$81,286	—	$81,286	—	—
JPM Facility(2)	$650,000	$650,000	—	—	—
4.000% Notes due 2019(3)	$400,000	—	$400,000	—	—
4.250% Notes due 2020(4)	$325,000	—	—	$325,000	—
4.750% Notes due 2022(5)	$275,000	—	—	—	$275,000
Partial Loan Sale(6)	$2,857	—	—	—	$2,857

(1)	At September 30, 2016, $218,714 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €42,963 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016 to reflect total amount outstanding in U.S. dollars.

(2)	At September 30, 2016, no amounts remained unused under the JPM Facility. Race Street will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of September 30, 2016, the final repurchase transaction was scheduled to occur no later than April 15, 2017.

(3)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

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

The investment sub-advisory agreement provides that GDFM will receive 50% of all management and incentive fees payable to FB Advisor under the July 2014 investment advisory agreement with respect to each year. Pursuant to the administration agreement, we also reimburse FB Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FB Advisor.

The following table describes the fees and expenses we accrued under the July 2014 investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FB Advisor	July 2014 Investment Advisory Agreement	Base Management Fee(1)	$17,872	$18,852	$53,258	$56,993
FB Advisor	July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$(13,811)	—	$(18,418)
FB Advisor	July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$12,250	$12,485	$38,945	$47,661
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$750	$900	$2,846	$2,773

(1)	During the nine months ended September 30, 2016 and 2015, $53,801 and $57,708, respectively, in base management fees were paid to FB Advisor. As of September 30, 2016, $17,872 in base management fees were payable to FB Advisor.

(2)	During the nine months ended September 30, 2015, we reversed capital gains incentive fees of $18,418 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is payable by us unless and until those gains are actually realized. We paid FB Advisor no capital gains incentive fees during the nine months ended September 30, 2016. As of September 30, 2016, no capital gains incentive fees were accrued.

(3)	During the nine months ended September 30, 2016 and 2015, $40,069 and $48,260, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2016, a subordinated incentive fee on income of $12,250 was payable to FB Advisor.

(4)	During the nine months ended September 30, 2016 and 2015, $2,633 and $2,318, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $3,078 and $3,782, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2016 and 2015.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FB Advisor and our other related party transactions and relationships, including our potential conflicts of interest, exemptive relief order and our trademark license agreement with FS Investments.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 65.2% of our portfolio investments (based on fair value) paid variable interest rates, 20.4% paid fixed interest rates, 3.7% were income producing equity or other investments, and the remaining 10.7% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the ING credit facility and secured borrowing arrangement, we borrow at a floating rate based on a benchmark interest rate. Under the terms of the agreements governing the terms of the JPM Facility, Race Street pays interest to JPM at a fixed rate. Under the indenture governing the 4.000% notes, the 4.250% notes and the 4.750% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 85 basis points	$(1,855)	$(659)	$(1,196)	(0.4)%
No change	—	—	—	—
Up 100 basis points	18,047	775	17,272	5.7%
Up 300 basis points	69,507	2,325	67,182	22.4%
Up 500 basis points	121,335	3,874	117,461	39.1%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2016. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31, 2016	—	—	—	$1,500
August 1 to August 31, 2016	—	—	—	$1,500
September 1 to September 30, 2016	—	—	—	$1,500

	—	—	—

(1)	On May 17, 2016 and August 22, 2016, FS Investments entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plans, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. Each of the FSH Trading Plans provided for the purchase of up to $1,500 worth of shares of our common stock, subject to the limitations provided therein. The May 17, 2016 FSH Trading Plan expired on September 30, 2016. The August 22, 2016 FSH Trading Plan became effective on October 1, 2016 and will expire on December 31, 2016.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2014.)

10.12	Tenth Amendment to Credit Agreement, dated as of December 15, 2015 by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.13	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.14	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.15	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.16	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.17	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.18	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.19	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.20	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.22	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.23	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.24	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on March 12, 2014).

10.25	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.26	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.27	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.28	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2016.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)