Form 10-K
period 2016-12-31
FS Investment CORP
filed 2017-03-01
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion.

There were 244,599,661 shares of the registrant’s common stock outstanding as of February 28, 2017.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation (NYSE: FSIC), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, we had total assets of approximately $4.1 billion.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FB Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $93.3 billion in assets under management as of December 31, 2016.

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

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual revenues of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

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

During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,157,827. During the same period, we sold investments for proceeds of $547,222 and received principal repayments of $1,041,276. As of December 31, 2016, our investment portfolio, with a total fair value of $3,726,816 (52% in first lien senior secured loans, 16% in second lien senior secured loans, 4% in senior secured bonds, 12% in subordinated debt, 2% in collateralized securities and 14% in equity/other), consisted of interests in 102 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $100.0 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.6% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.1% based upon the amortized cost of our investments. For the year ended December 31, 2016, our total return based on net asset value was 13.19% and our total return based on market value was 25.91%.

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

About FB Advisor

FB Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, a national sponsor of alternative investments designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC. FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage FS Investments’ four other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FB Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,073,753
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,910,727
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,537,116
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$156,163
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,728,218

(1)	As of September 30, 2016, except as otherwise noted below.

(2)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—T and FS Global Credit Opportunities Fund—ADV, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Two other funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Closed Funds, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors in April 2016. Gross assets shown as of June 30, 2016.

Our chairman and chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FB Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds and the FSGCOF Closed Funds.

FB Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FB Advisor’s management team, will allow FB Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews our amended and restated investment advisory agreement, dated July 17, 2014, or the July 2014 investment advisory agreement, and the investment sub-advisory agreement, dated April 13, 2008, or the investment sub-advisory agreement, that FB Advisor has entered into with GDFM to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

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

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2016, GSO and its affiliates, excluding Blackstone, managed approximately $93.3 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $366.6 billion as of December 31, 2016. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange, or the NYSE, under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and you should not consider that information to be part of this annual report on Form 10-K.

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

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 6% of overall middle market loan volume in 2016, down slightly from 7% in 2015 and down from nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape due to the new presidential administration.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.3% of the institutional investor base for broadly syndicated loans in 2016, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

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

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 7.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 7.0% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$383,790	10%	$723,402	18%
2	3,049,433	82%	2,748,923	68%
3	242,608	7%	501,659	13%
4	—	—	44,046	1%
5	50,985	1%	11,341	0%

Total	$3,726,816	100%	$4,029,371	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FB Advisor and any other professionals or materials that our board of directors deems relevant, including GDFM and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.50%	$44,932	(1)	$255,068	April 3, 2018
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Borrowings in Euros. Euro balance outstanding of €42,575 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of December 31, 2016 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $1,793,749 and 3.84%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees was 4.16%.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2016 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 13, 2016 and expiring on July 13, 2017. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FB Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and FB Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on August 4, 2016 and FB Advisor’s code of ethics was filed as an exhibit to pre-effective amendment no. 1 to our registration statement on Form N-2 filed with the SEC on June 16, 2014. You may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestmentcorp.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared.

We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the excise tax avoidance requirement.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those years.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FB Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the new presidential administration. For additional information, see “—Market Opportunity” and “—Potential Competitive Strengths.”

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

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

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including recent social and political tensions in the U.S. and around the world (e.g., the United Kingdom referendum to leave the European Union), concerns regarding the Chinese economy and declines in commodity prices, has led to, and may continue to lead to, volatility in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015 and the fourth quarter of 2016. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

In addition, each of the July 2014 investment advisory agreement and administration agreement that FB Advisor has entered into with us, as well as the investment sub-advisory agreement that FB Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The July 2014 investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by FB Advisor, upon 60 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the new presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductability of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FB Advisor and GDFM to other types of investments in which FB Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the new presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

Risks Related to FB Advisor, GDFM and their respective Affiliates

FB Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FB Advisor, and FB Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

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

The members of the senior management and investment teams of both FB Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FB Advisor also serve in similar capacities for the investment advisers to FS Investments’ four other affiliated BDCs, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, and FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FB Advisor to manage our day-to-day activities and to implement our investment strategy. FB Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FB Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FB Advisor and its employees will devote only as much of its or their time to our business as FB Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FB Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

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

FB Advisor’s liability is limited under each of the July 2014 investment advisory agreement and our administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to each of the July 2014 investment advisory agreement and our administration agreement, FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor will not be liable to us for their acts under the July 2014 investment advisory agreement or our administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FB Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the July 2014 investment advisory agreement or our administration agreement, as applicable. These protections may lead FB Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FB Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the July 2014 investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to FB Advisor with respect to pre-incentive fee net investment income.

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

Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FB Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.

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

Our investments may include original issue discount and PIK instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FB Advisor’s future base management fees which, thus, increases FB Advisor’s future income incentive fees at a compounding rate;

•

Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

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

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FB Advisor.

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 4.16%, (iii) $2.0 billion in debt outstanding (i.e., assumes that the full $2.0 billion available to us as of December 31, 2016 under our financing arrangements as of such date is outstanding) and (iv) $2.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	(21.44)%	(12.49)%	(3.55)%	5.40%	14.35%

Similarly, assuming (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 4.16% and (iii) $2.0 billion in debt outstanding (i.e., assuming that the full $2.0 billion available to us as of December 31, 2016 under the financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.98% in order to cover the annual interest payments on our outstanding debt.

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

Risks Related to an Investment in Our Common Stock

There is a risk that investors in our common stock may not receive distributions.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.

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

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 13, 2017. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after July 13, 2017.

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

We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock, and any such issuance could materially dilute our stockholders’ interest in our common stock and reduce our net asset value per share.

In past years, we obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 13, 2017. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period following stockholder approval. If such approval is obtained, it may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy the RIC annual distribution requirements.

Besides maintaining our election to be treated as a BDC under the 1940 Act, in order for us to qualify as a RIC under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

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

In any tax year in which we qualify as a RIC, in order for us to be able to be subject to tax as a RIC, we are required to meet an annual distribution requirement. The annual distribution requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain form relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK interest that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

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

The following table sets forth: (i) the net asset value per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE during the applicable period and (iii) the closing high and low sales prices as a premium (discount) to net asset value during the applicable period. On February 28, 2017, the last reported closing sales price of our common stock on the NYSE was $10.75 per share.

	Net Asset Value Per Share(1)	Closing Sales Price		Premium (Discount) of High Sales Price to Net Asset Value Per Share(2)	Premium (Discount) of Low Sales Price to Net Asset Value Per Share(2)
For the Three Months Ended		High	Low
Fiscal 2015
March 31, 2015	$9.90	$10.16	$9.19	2.63%	(7.17)%
June 30, 2015	9.89	10.52	9.84	6.37%	(0.51)%
September 30, 2015	9.64	10.36	9.01	7.47%	(6.54)%
December 31, 2015	9.10	9.98	8.92	9.55%	(1.98)%
Fiscal 2016
March 31, 2016	8.82	9.30	7.73	5.44%	(12.36)%
June 30, 2016	9.18	9.42	8.61	2.61%	(6.21)%
September 30, 2016	9.42	9.94	9.00	5.52%	(4.46)%
December 31, 2016	9.41	10.45	9.25	11.05%	(1.70)%

(1)	Net asset value per share is determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant period.

(2)	Calculated as the respective high or low closing sale price less net asset value, divided by net asset value (in each case, as of the applicable period).

As of February 28, 2017, we had 2,154 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

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

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014(1)	$1.0843	$267,856
2015	0.8910	215,606
2016	0.8910	216,933

(1)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014. On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, our board of directors also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On February 23, 2017, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 4, 2017 to stockholders of record as of the close of business on March 22, 2017.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended December 31, 2016. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31, 2016	—	—	—	$1,500
November 1 to November 30, 2016	—	—	—	$1,500
December 1 to December 31, 2016	—	—	—	$1,500

	—	—	—

(1)	On August 22, 2016 and December 6, 2016, Franklin Square Holdings, L.P. entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plans, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. Each of the FSH Trading Plans provides for the purchase of up to $1,500 worth of shares of our common stock, subject to the limitations provided therein. The August 22, 2016 FSH Trading Plan expired on December 31, 2016. The December 6, 2016 FSH Trading Plan is scheduled to expire on March 31, 2017.
(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS Investment Corporation under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of operations data:
Investment income	$422,809	$474,797	$464,819	$474,566	$303,222
Operating expenses
Total expenses and excise taxes	215,486	209,707	225,648	229,590	169,315
Less: Management fee waiver	—	—	(2,837)	—	—

Net expenses and excise taxes	215,486	209,707	222,811	229,590	169,315

Net investment income (loss)	207,323	265,090	242,008	244,976	133,907
Total net realized and unrealized gain (loss) on investments	86,968	(226,705)	(47,227)	20,864	196,292

Net increase (decrease) in net assets resulting from operations	$294,291	$38,385	$194,781	$265,840	$330,199

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.85	$1.10	$0.97	$0.96	$0.59

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$1.21	$0.16	$0.78	$1.04	$1.45

Distributions declared(2)	$0.89	$0.89	$1.08	$0.83	$0.86

Balance sheet data:
Total assets	$4,110,071	$4,148,173	$4,354,886	$4,444,577	$4,346,753

Credit facilities, notes, secured borrowing and repurchase agreement payable	$1,693,513	$1,822,899	$1,863,827	$1,673,682	$1,649,713

Total net assets	$2,297,377	$2,208,928	$2,366,986	$2,640,992	$2,511,738

Other data:
Total return based on net asset value(3)	13.19%	1.63%	7.17%	10.43%	15.83%
Total return based on market value(4)	25.91%	(0.78)%	5.52%	—	—
Number of portfolio company investments at period end	102	114	118	165	263
Total portfolio investments for the period	$1,157,827	$1,647,620	$2,178,075	$2,641,733	$3,863,334
Proceeds from sales and prepayments of investments	$1,588,498	$1,625,520	$2,121,939	$2,510,887	$1,971,447

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

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

(4)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return based on market value for the year ended December 31, 2014 was calculated based on the period from April 16, 2014, the first day the shares began trading on the NYSE at a closing price of $10.25, to December 31, 2014. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on market value in the table should not be considered a representation of our future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Portfolio Investment Activity for the Year Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,157,827. During the same period, we sold investments for proceeds of $547,222 and received principal repayments of $1,041,276. As of December 31, 2016, our investment portfolio, with a total fair value of $3,726,816 (52% in first lien senior secured loans, 16% in second lien senior secured loans, 4% in senior secured bonds, 12% in subordinated debt, 2% in collateralized securities and 14% in equity/other), consisted of interests in 102 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $100.0 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.6% of par, and our estimated gross portfolio yield, prior to leverage, was 9.1% based upon the amortized cost of our investments. For the year ended December 31, 2016, our total return based on net asset value was 13.19% and our total return based on market value was 25.91%.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2016 and 2015:

	For the Year Ended
Net Investment Activity	December 31, 2016	December 31, 2015
Purchases	$1,157,827	$1,647,620
Sales and Redemptions	(1,588,498)	(1,625,520)

Net Portfolio Activity	$(430,671)	$22,100

	For the Year Ended
	December 31, 2016		December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$896,207	77%	$941,661	57%
Senior Secured Loans—Second Lien	52,526	5%	268,790	16%
Senior Secured Bonds	13,189	1%	108,787	7%
Subordinated Debt	67,563	6%	200,471	12%
Collateralized Securities	4,575	0%	482	0%
Equity/Other	123,767	11%	127,429	8%

Total	$1,157,827	100%	$1,647,620	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,992,159	$1,935,441	52%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	619,892	599,155	16%	661,742	624,814	15%
Senior Secured Bonds	205,657	159,470	4%	344,196	240,754	6%
Subordinated Debt	498,080	454,045	12%	492,658	438,414	11%
Collateralized Securities	59,225	72,058	2%	94,694	85,007	2%
Equity/Other	368,927	506,647	14%	353,477	466,553	12%

Total	$3,743,940	$3,726,816	100%	$4,195,186	$4,029,371	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Number of Portfolio Companies	102	114
% Variable Rate (based on fair value)	67.0%	66.8%
% Fixed Rate (based on fair value)	19.4%	21.6%
% Income Producing Equity/Other Investments (based on fair value)	2.7%	4.1%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.9%	7.5%
Average Annual EBITDA of Portfolio Companies	$100,000	$113,200
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.6%	98.3%
% of Investments on Non-Accrual (based on fair value)	0.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.1%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.1%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$526,589	$1,113,309
Exited Investments (including partial paydowns)	(598,468)	(1,296,693)

Net Direct Originations	$(71,879)	$(183,384)

	For the Three Months Ended December 31, 2016		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$465,399	88%	$913,941	82%
Senior Secured Loans—Second Lien	26,473	5%	56,376	5%
Senior Secured Bonds	5,132	1%	13,273	1%
Subordinated Debt	11,458	2%	33,187	3%
Collateralized Securities	—	—	—	—
Equity/Other	18,127	4%	96,532	9%

Total	$526,589	100%	$1,113,309	100%

	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$29,255	$29,298
Weighted Average Maturity for New Direct Originations	6/20/23	4/24/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.1%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.0%	8.9%

The following table presents certain selected information regarding our direct originations as of December 31, 2016 and 2015:

Characteristics of All Direct Originations held in Portfolio	December 31, 2016	December 31, 2015
Number of Portfolio Companies	67	71
Average Annual EBITDA of Portfolio Companies	$64,600	$61,500
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.9x
% of Investments on Non-Accrual	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.1%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.4%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,264,395	88%	$3,434,588	85%
Opportunistic	352,937	9%	488,969	12%
Broadly Syndicated/Other	109,484	3%	105,814	3%

Total	$3,726,816	100%	$4,029,371	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$27,525	1%	$95,950	2%
Capital Goods	708,946	19%	906,387	22%
Commercial & Professional Services	514,682	14%	327,407	8%
Consumer Durables & Apparel	198,752	5%	259,789	6%
Consumer Services	343,211	9%	426,534	11%
Diversified Financials	184,355	5%	154,651	4%
Energy	432,047	12%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	199,064	5%	195,420	5%
Materials	263,849	7%	275,429	7%
Media	113,455	3%	126,742	3%
Retailing	110,262	3%	64,647	2%
Semiconductors & Semiconductor Equipment	5,328	0%	5,530	0%
Software & Services	265,501	7%	425,992	11%
Technology Hardware & Equipment	108,500	3%	127,682	3%
Telecommunication Services	161,544	4%	160,206	4%
Transportation	89,795	3%	100,659	3%

Total	$3,726,816	100%	$4,029,371	100%

As of December 31, 2016, except for JW Aluminum Co., in which we have a second lien secured loan investment and two equity/other investments, we did not “control” any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2016, except for ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which we have two senior secured loan investments and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which we have one senior secured loan investment and one equity/other investment, and Fronton Investor Holdings, LLC, in which we have an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, we had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our audited consolidated schedule of investments as of December 31, 2016 and December 31, 2015.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$383,790	10%	$723,402	18%
2	3,049,433	82%	2,748,923	68%
3	242,608	7%	501,659	13%
4	—	—	44,046	1%
5	50,985	1%	11,341	0%

Total	$3,726,816	100%	$4,029,371	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Revenues

We generated investment income of $422,809 and $474,797 for the years ended December 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $382,147 and $440,121 of cash income earned as well as $40,662 and $34,676 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the years ended December 31, 2016 and 2015, we generated $383,565 and $423,817, respectively, of interest income, which represented 90.7% and 89.3%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the years ended December 31, 2016 and 2015, we generated $36,293 and $44,182, respectively, of fee income, which represented 8.6% and 9.3%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income and fee income in the aggregate during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to reduced leverage levels, prepayments of certain higher-yielding assets and increased equity holdings as a result of a number of restructurings during the year ended December 31, 2016.

During the years ended December 31, 2016 and 2015, we generated $2,951 and $6,798, respectively, of dividend income. The decrease in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the year ended December 31, 2015.

Expenses

Our net expenses were $209,932 and $203,651 for the years ended December 31, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FB Advisor of $71,280 and $75,401 for the years ended December 31, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $3,475 and $4,182 for the years ended December 31, 2016 and 2015, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the year ended December 31, 2016, we accrued a subordinated incentive fee on income of $51,830. As of December 31, 2016, a subordinated incentive fee on income of $12,885 was payable to FB Advisor. During the year ended December 31, 2015, we accrued a subordinated incentive fee on income of $61,036. During the year ended December 31, 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2015, we reversed capital gains incentive fees of $21,075 based on the performance of our portfolio. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $74,058 and $75,127 for the years ended December 31, 2016 and 2015, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $966 and $1,082 for the years ended December 31, 2016 and 2015, respectively. Fees for our board of directors were $1,139 and $1,026 for the years ended December 31, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $7,184 and $6,872 for the years ended December 31, 2016 and 2015, respectively, and consisted of the following:

	Year Ended December 31,
	2016	2015
Expenses associated with our independent audit and related fees	$481	$486
Compensation of our chief compliance officer(1)	—	25
Legal fees	910	1,826
Printing fees	1,329	1,079
Stock transfer agent fees	179	134
Other	4,285	3,322

Total	$7,184	$6,872

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

Other expenses during the year ended December 31, 2016 include $938 of breakage fees associated with the partial paydown of the JPM Facility.

During the years ended December 31, 2016 and 2015, we accrued $5,554 and $6,056, respectively, for excise taxes.

During the years ended December 31, 2016 and 2015, the ratio of our expenses to our average net assets was 9.69% and 8.90%, respectively. Our ratio of expenses to our average net assets during the years ended December 31, 2016 and 2015 includes $74,058 and $75,127, respectively, related to interest expense, $51,830 and $39,961, respectively, related to accruals for incentive fees and an accrual of $5,554 and $6,056, respectively, for excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.78% and 3.75% for the years ended December 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $207,323 ($0.85 per share) and $265,090 ($1.10 per share) for the years ended December 31, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the reversal of capital gains incentive fees that reduced expenses during the year ended December 31, 2015, as well as lower yields on newly purchased investments and less fee income received during the year ended December 31, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $547,222 and $1,041,276, respectively, during the year ended December 31, 2016, from which we realized a net loss of $63,561. We also realized a net gain of $330 from settlements on foreign currency during the year ended December 31, 2016. We sold investments and received principal repayments of $607,368 and $1,018,152, respectively, during the year ended December 31, 2015, from which we realized a net loss of $62,426. We also realized a net loss of $640 from settlements on foreign currency during the year ended December 31, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $148,642 and the net change in unrealized gain (loss) on foreign currency totaled $1,557. For the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(167,165) and the net change in unrealized gain (loss) on foreign currency totaled $3,526. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2016 was primarily driven by a general tightening of credit spreads and an increase in the valuation of certain of our energy investments and Caesars Entertainment Operating Co., Inc. loans following positive developments in restructuring efforts concerning these loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2016, the net increase in net assets resulting from operations was $294,291 ($1.21 per share) compared to a net increase in net assets resulting from operations of $38,385 ($0.16 per share) during the year ended December 31, 2015.

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

FB Advisor is eligible to receive incentive fees based on our performance. During the year ended December 31, 2015, we accrued a subordinated incentive fee on income of $61,036. As of December 31, 2015, a subordinated incentive fee on income of $13,374 was payable to FB Advisor. During the year ended December 31, 2014, we accrued a subordinated incentive fee on income of $58,122. During the year ended December 31, 2015 and 2014, we reversed capital gains incentive fees of $21,075 and $9,468, respectively, based on the performance of our portfolio. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “— Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

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

Our other general and administrative expenses totaled $6,872 and $10,086 for the years ended December 31, 2015 and 2014, respectively, and consisted of the following:

	Year Ended December 31,
	2015	2014
Expenses associated with our independent audit and related fees	$486	$456
Compensation of our chief compliance officer(1)	25	100
Legal fees	1,826	3,071
Printing fees	1,079	1,792
Stock transfer agent fees	134	1,037
Other	3,322	3,630

Total	$6,872	$10,086

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

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

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2016, we had $264,598 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $255,068 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 of preferred stock. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “— Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.50%	$44,932	(1)	$255,068	April 3, 2018
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Borrowings in Euros. Euro balance outstanding of €42,575 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of December 31, 2016 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $1,793,749 and 3.84%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.16%.

For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements included herein.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2016, 2015 or 2014 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the new DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014(1)	$1.0843	$267,856
2015	0.8910	215,606
2016	0.8910	216,933

(1)	On March 31, 2014, our board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share, effective as of April 30, 2014. On July 1, 2014, our board of directors declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

On February 23, 2017, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 4, 2017 to stockholders of record as of the close of business on March 22, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	216,933	100%	181,509	84%	196,227	73%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	39,835	15%
Long-term capital gains proceeds from the sale of assets	—	—	34,097	16%	31,794	12%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$216,933	100%	$215,606	100%	$267,856	100%

(1)	During the years ended December 31, 2016, 2015 and 2014, 90.4%, 92.7% and 91.1%, respectively, of our gross investment income was attributable to cash income earned, 1.8%, 2.3% and 5.2%, respectively, was attributable to non-cash accretion of discount and 7.8%, 5.0% and 3.7%, respectively, was attributable to PIK interest.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2016, 2015 and 2014.

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

Our investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty senior secured loan investments, four senior secured bond investments and sixteen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity investments, which were traded on an active public market, were valued at their respective closing prices as of December 31, 2016. One senior secured loan investment, which was newly issued and purchased near December 31, 2016, was valued at cost as our board of directors determined that the cost of this investment was the best indication of its fair value.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. The valuation committee of the board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the July 2014 investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See “— Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2016, 2015 and 2014.

For the years ended December 31, 2016, 2015 and 2014, we incurred $71,280, $75,401 and $81,780, respectively, in base management fees and $3,475, $4,182 and $4,794, respectively, in administrative services expenses under the agreements governing investment advisory and administrative services. In addition, FB Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2016, 2015 and 2014, we accrued a subordinated incentive fee on income of $51,830, $61,036 and $58,122, respectively, based upon the performance of our portfolio. During the year ended December 31, 2016, we paid FB Advisor $52,319 in subordinated incentive fees on income. As of December 31, 2016, subordinated incentive fees on income of $12,885 were payable to FB Advisor. During the years ended December 31, 2015 and 2014, we reversed $21,075 and $9,468, respectively, of capital gains incentive fees based on the performance of our portfolio. We paid FB Advisor no capital gains incentive fees during the year ended December 31, 2016. As of December 31, 2016, we had accrued no capital gains incentive fees.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(1)	$150,000	—	—	$150,000	—
ING Credit Facility(2)	$44,932	—	$44,932	—	—
Locust Street Credit Facility(3)	$425,000	—	—	$425,000	—
4.000% Notes due 2019(4)	$400,000	—	$400,000	—	—
4.250% Notes due 2020(5)	$405,000	—	—	$405,000	—
4.750% Notes due 2022(6)	$275,000	—	—	—	$275,000
Partial Loan Sale(7)	$2,857	—	—	—	$2,857

(1)	At December 31, 2016, no amounts remained unused under the Hamilton Street credit facility.

(2)	At December 31, 2016, $255,068 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on April 3, 2018. Borrowings in Euros. Euro balance outstanding of €42,575 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of December 31, 2016 to reflect total amount outstanding in U.S. dollars.

(3)	At December 31, 2016, no amounts remained unused under the Locust Street credit facility.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

(7)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

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

Pursuant to the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FB Advisor under the July 2014 investment advisory agreement with respect to each year.

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

The following table describes the fees and expenses we accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$71,280	$75,401	$81,780
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$(21,075)	$(9,468)
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$51,830	$61,036	$58,122
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$3,475	$4,182	$4,794

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of our gross assets. For the year ended December 31, 2014, the amount shown is net of waivers of $2,837. During the years ended December 31, 2016, 2015 and 2014, $71,673, $76,546, and $84,920, respectively, in base management fees were paid to FB Advisor. As of December 31, 2016, $18,022 in base management fees were payable to FB Advisor.

(2)	During the years ended December 31, 2015 and 2014, we reversed capital gains incentive fees of $21,075 and $9,468, respectively, based on the performance of our portfolio. We paid FB Advisor no capital gains incentive fees during the year ended December 31, 2016. As of December 31, 2016, no capital gains incentive fees were accrued.

(3)	During the year ended December 31, 2016, $52,319 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2016, a subordinated incentive fee on income of $12,885 was payable to FB Advisor.

(4)	During the years ended December 31, 2016, 2015 and 2014, $3,194, $3,664 and $3,849, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $3,905, $4,646 and $4,537, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2016, 2015 and 2014.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our agreements with FB Advisor and our other related party transactions and relationships, including our exemptive relief order, our terminated expense reimbursement agreement and our trademark license agreement with FS Investments.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV

Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments, and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. As a result, such personnel provide investment advisory services to us and each of FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FB Advisor, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC, is currently making private corporate debt investments for clients other than us, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FB Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FB Advisor or its management team. In addition, even in the absence of FB Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 67.0% of our portfolio investments (based on fair value) paid variable interest rates, 19.4% paid fixed interest rates, 2.7% were income producing equity or other investments, and the remaining 10.9% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Hamilton Street credit facility, ING credit facility, Locust Street credit facility and secured borrowing arrangement, we borrow at a floating rate based on a benchmark interest rate. Under the indenture governing the 4.000% notes, the 4.250% notes and the 4.750% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(1,294)	$(4,430)	$3,136	1.2%
No change	—	—	—	—
Up 100 basis points	21,125	4,430	16,695	6.3%
Up 300 basis points	70,382	13,291	57,091	21.4%
Up 500 basis points	119,868	22,151	97,717	36.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2016, 2015 and 2014 we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited FS Investment Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FS Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 1, 2017

Part I—FINANCIAL INFORMATION

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,509,899 and $4,027,950, respectively)	$3,440,951	$3,820,283
Non-controlled/affiliated investments (amortized cost—$153,167 and $91,248, respectively)	202,795	132,357
Controlled/affiliated investments (amortized cost—$80,874 and $75,988, respectively)	83,070	76,731

Total investments, at fair value (amortized cost—$3,743,940 and $4,195,186, respectively)	$3,726,816	$4,029,371
Cash	264,594	80,807
Foreign currency, at fair value (cost—$4 and $1,175, respectively)	4	1,180
Receivable for investments sold and repaid	75,921	66
Interest receivable	36,106	34,600
Deferred financing costs	5,828	1,420
Prepaid expenses and other assets	802	729

Total assets	$4,110,071	$4,148,173

Liabilities
Payable for investments purchased	$5,748	$—
Credit facilities payable	619,932	34,625
Unsecured notes payable (net of deferred financing costs of $1,884 and $1,490, respectively)	1,070,701	988,274
Repurchase agreement payable(1)	—	800,000
Secured borrowing, at fair value (proceeds of $2,831 and $0, respectively)	2,880	—
Stockholder distributions payable	54,364	54,093
Management fees payable	18,022	18,415
Subordinated income incentive fees payable(2)	12,885	13,374
Administrative services expense payable	516	946
Interest payable	20,144	22,061
Directors’ fees payable	281	282
Other accrued expenses and liabilities	7,221	7,175

Total liabilities	1,812,694	1,939,245

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 244,063,357 and 242,847,016 shares issued and outstanding, respectively	244	243
Capital in excess of par value	2,261,040	2,264,345
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(104,274)	(45,748)
Accumulated undistributed (distributions in excess of) net investment income(4)	148,026	147,946
Net unrealized appreciation (depreciation) on investments and secured borrowing and unrealized gain/loss on foreign currency	(7,659)	(157,858)

Total stockholders’ equity	2,297,377	2,208,928

Total liabilities and stockholders’ equity	$4,110,071	$4,148,173

Net asset value per share of common stock at year end	$9.41	$9.10

(1)	See Note 8 for a discussion of the Company’s repurchase transaction, which the Company terminated on November 1, 2016.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Investment income
From non-controlled/unaffiliated investments:
Interest income	$373,158	$420,834	$418,749
Fee income	35,541	43,392	44,961
Dividend income	2,727	6,499	810
From non-controlled/affiliated investments:
Interest income	6,824	2,603	—
Fee income	752	790	—
Dividend income	224	299	299
From controlled/affiliated investments:
Interest income	3,583	380	—

Total investment income	422,809	474,797	464,819

Operating expenses
Management fees(1)	71,280	75,401	84,617
Capital gains incentive fees(2)	—	(21,075)	(9,468)
Subordinated income incentive fees(2)	51,830	61,036	58,122
Administrative services expenses	3,475	4,182	4,794
Accounting and administrative fees	966	1,082	1,223
Interest expense	74,058	75,127	64,804
Directors’ fees	1,139	1,026	1,027
Listing advisory fees	—	—	5,043
Other general and administrative expenses	7,184	6,872	10,086

Total operating expenses	209,932	203,651	220,248
Management fee waiver(1)	—	—	(2,837)

Net expenses	209,932	203,651	217,411

Net investment income before taxes	212,877	271,146	247,408
Excise taxes	5,554	6,056	5,400

Net investment income	207,323	265,090	242,008

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	$(63,535)	$(62,426)	$30,607
Controlled/affiliated investments	(26)	—	—
Net realized gain (loss) on foreign currency	330	(640)	(301)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	138,719	(212,155)	(79,008)
Non-controlled/affiliated investments	8,519	44,247	(3,138)
Controlled/affiliated investments	1,453	743	—
Net change in unrealized appreciation (depreciation) on secured borrowing	(49)	—	—
Net change in unrealized gain (loss) on foreign currency	1,557	3,526	4,613

Total net realized and unrealized gain (loss)	86,968	(226,705)	(47,227)

Net increase (decrease) in net assets resulting from operations	$294,291	$38,385	$194,781

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.21	$0.16	$0.78

Weighted average shares outstanding	243,448,610	241,946,850	248,799,524

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operations
Net investment income (loss)	$207,323	$265,090	$242,008
Net realized gain (loss) on investments and foreign currency	(63,231)	(63,066)	30,306
Net change in unrealized appreciation (depreciation) on investments and secured borrowing	148,642	(167,165)	(82,146)
Net change in unrealized gain (loss) on foreign currency	1,557	3,526	4,613

Net increase (decrease) in net assets resulting from operations	294,291	38,385	194,781

Stockholder distributions(1)
Distributions from net investment income	(216,933)	(181,509)	(196,227)
Distributions from net realized gain on investments	—	(34,097)	(71,629)

Net decrease in net assets resulting from stockholder distributions	(216,933)	(215,606)	(267,856)

Capital share transactions(2)
Reinvestment of stockholder distributions	11,091	19,163	57,972
Repurchases of common stock	—	—	(258,903)

Net increase (decrease) in net assets resulting from capital share transactions	11,091	19,163	(200,931)

Total increase (decrease) in net assets	88,449	(158,058)	(274,006)
Net assets at beginning of year	2,208,928	2,366,986	2,640,992

Net assets at end of year	$2,297,377	$2,208,928	$2,366,986

Accumulated undistributed (distributions in excess of) net investment income(1)	$148,026	$147,946	$68,658

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$294,291	$38,385	$194,781
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,157,827)	(1,647,620)	(2,178,075)
Paid-in-kind interest	(32,837)	(23,529)	(16,987)
Proceeds from sales and repayments of investments	1,588,498	1,625,520	2,121,939
Net realized (gain) loss on investments	63,561	62,426	(30,607)
Net change in unrealized (appreciation) depreciation on investments and secured borrowing	(148,642)	167,165	82,146
Accretion of discount	(10,149)	(29,886)	(24,282)
Amortization of deferred financing costs and discount	4,086	3,764	7,314
Unrealized (gain)/loss on borrowings in foreign currency	(143)	(3,690)	—
(Increase) decrease in receivable for investments sold and repaid	(75,855)	8,910	17,746
(Increase) decrease in interest receivable	(1,506)	17,214	(4,192)
(Increase) decrease in prepaid expenses and other assets	(73)	(21)	(552)
Increase (decrease) in payable for investments purchased	5,748	(28,095)	4,672
Increase (decrease) in management fees payable	(393)	(1,145)	(3,140)
Increase (decrease) in accrued capital gains incentive fees	—	(21,075)	(11,058)
Increase (decrease) in subordinated income incentive fees payable	(489)	285	(1,214)
Increase (decrease) in administrative services expense payable	(430)	(464)	257
Increase (decrease) in interest payable	(1,917)	6,211	5,287
Increase (decrease) in directors’ fees payable	(1)	(14)	42
Increase (decrease) in other accrued expenses and liabilities	46	835	(363)

Net cash provided by (used in) operating activities	525,968	175,176	163,714

Cash flows from financing activities
Reinvestment of stockholder distributions	11,091	19,163	57,972
Repurchases of common stock	—	—	(258,903)
Stockholder distributions	(216,662)	(179,398)	(268,642)
Borrowings under credit facilities(1)	1,176,000	217,899	386,173
Borrowings under unsecured notes(1)	80,425	275,000	725,000
Secured borrowing(3)	2,829	—	—
Repayments of credit facilities(1)	(590,550)	(368,411)	(921,028)
Repayments under repurchase agreement(2)	(800,000)	(150,000)	—
Deferred financing costs paid	(6,490)	(4,286)	(14,770)

Net cash provided by (used in) financing activities	(343,357)	(190,033)	(294,198)

Total increase (decrease) in cash	182,611	(14,857)	(130,484)
Cash and foreign currency at beginning of year	81,987	96,844	227,328

Cash and foreign currency at end of year	$264,598	$81,987	$96,844

Supplemental disclosure
Local and excise taxes paid	$6,000	$5,853	$5,407

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the years ended December 31, 2016, 2015 and 2014, the Company paid $48,464, $36,014 and $20,899, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction, which the Company terminated on November 1, 2016. During the years ended December 31, 2016, 2015 and 2014, the Company paid $24,736, $29,138 and $31,304, respectively, in interest expense pursuant to the repurchase agreement.

(3)	See Note 8 for a discussion of the Company’s secured borrowing. During the year ended December 31, 2016, the Company paid $40 in interest expense on the secured borrowing.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—84.2%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$19,561	$19,611	$19,561
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	10.5%		11/18/21	18,439	18,439	18,439
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+850	1.0%	12/29/19	202,235	200,358	199,707
Aeneas Buyer Corp.	(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	916	916	916
Aeneas Buyer Corp.	(e)(g)(h)	Health Care Equipment & Services	L+815	1.0%	12/18/21	77,220	77,220	78,378
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,500	62,500	62,500
AG Group Merger Sub, Inc.	(g)(q)	Commercial & Professional Services	L+750	1.0%	12/29/23	27,500	27,500	27,500
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+770	1.0%	10/31/23	44,000	44,000	44,370
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,665	2,665	2,715
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	1,085	1,085	1,106
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	14,309
ASG Technologies Group, Inc.	(e)(g)(h)(t)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	53,957	53,613	54,766
Aspect Software, Inc.	(g)	Software & Services	L+1000	1.0%	5/25/18	634	634	634
Aspect Software, Inc.	(g)(q)	Software & Services	L+1000	1.0%	5/25/18	22	22	22
Aspect Software, Inc.	(g)	Software & Services	L+1000	1.0%	5/25/20	697	697	705
Atlas Aerospace LLC	(g)	Capital Goods	L+804	1.0%	5/8/19	20,000	20,000	20,300
BenefitMall Holdings, Inc.	(e)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,700	14,700	14,847
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+575	1.3%	5/9/18	73	73	71
Caesars Entertainment Operating Co., Inc.	(e)(g)(j)(l)	Consumer Services	L+575		3/1/17	9,294	9,231	9,414
Caesars Entertainment Operating Co., Inc.	(e)(j)(l)	Consumer Services	L+675		3/1/17	851	847	872
Caesars Entertainment Operating Co., Inc.	(e)(g)(j)(l)	Consumer Services	L+875	1.0%	3/1/17	11,852	11,839	12,334
Corner Investment PropCo, LLC	(e)(g)(h)	Consumer Services	L+975	1.3%	11/2/19	42,303	42,404	42,725
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	5,021	5,009	4,926
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725		11/1/21	783	783	783
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725		11/1/21	5,087	5,087	5,087
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725		10/31/23	45,000	45,000	45,000
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725		10/31/23	27,391	27,391	27,391
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,438	10,331	10,503
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	82,000	82,000	82,726
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1050		3/31/21	3,308	3,321	3,337
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	14,646	14,646	14,920
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+1100		3/31/21	36,047	36,047	36,716
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+955	1.0%	3/26/21	1,071	1,071	1,083
H.M. Dunn Co., Inc.	(g)(q)	Capital Goods	L+775	1.0%	3/26/21	357	357	361
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,655	75,655	76,601

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Imagine Communications Corp.	(g)(q)	Media	L+825	1.0%	4/29/20	$28,600	$28,600	$28,958
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	20,757	20,757	21,069
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	32,613	32,613	33,102
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	6,332	6,332	6,332
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	70,700
Leading Edge Aviation Services, Inc.	(e)(f)(h)	Capital Goods	L+875	1.5%	6/30/19	30,254	30,119	30,254
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+875	1.5%	6/30/19	€27,188	36,988	28,692
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+875	1.5%	6/30/19	$9,538	9,538	9,538
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,853	12,853	12,355
Micronics, Inc.	(e)(g)(h)	Capital Goods	L+800	1.3%	12/11/19	63,461	63,271	63,461
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	6/30/19	6,698	6,665	6,546
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	15,000	14,413	15,150
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	6/30/19	4,869	4,846	4,759
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	52	52	52
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	4/27/20	87	87	87
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+841	1.0%	4/27/21	1,056	1,056	1,072
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+813	1.0%	9/2/22	26,771	26,771	26,771
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	4,479	4,479	4,479
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+859	1.3%	9/10/19	17,269	17,269	16,751
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	43,879	43,879	44,318
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/20/21	10,511	10,511	10,564
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/20/21	€15,000	16,982	15,830
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+839	1.0%	11/25/21	$30,000	30,000	29,189
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/22/21	35,844	35,844	36,381
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+802	1.0%	9/25/21	33,188	33,188	33,188
Safariland, LLC	(e)(g)(h)	Capital Goods	L+769	1.0%	11/18/23	126,107	126,107	125,792
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.0%	11/18/23	33,282	33,282	33,199
Sequential Brands Group, Inc.	(e)(g)(h)(j)	Consumer Durables & Apparel	L+900		7/1/22	80,652	80,652	81,459
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20	91,621	91,339	90,933
Sports Authority, Inc.	(g)(l)(r)	Retailing	L+600	1.5%	11/16/17	6,318	5,108	1,287
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,210	4,253
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	4,703	4,633	4,750
Swiss Watch International, Inc.	(g)(l)(r)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	12,185	12,185	4,875
Swiss Watch International, Inc.	(e)(g)(l)(r)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	42,611	42,301	—
Transplace Texas, LP	(e)(g)(h)	Transportation	L+744	1.0%	9/16/21	24,486	24,486	24,486

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transplace Texas, LP	(g)(q)	Transportation	L+700	1.0%	9/16/21	$541	$541	$541
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	53,435	53,435	53,435
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,693
VPG Group Holdings LLC	(e)(g)(h)	Materials	L+900	1.0%	6/30/18	61,795	61,629	61,331
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,016	2,016	2,016
Warren Resources, Inc.	(g)(q)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	144	144	144
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,553	94,553	96,326
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,792	9,863
Zeta Interactive Holdings Corp.	(g)(s)	Software & Services	L+750	1.0%	7/29/22	2,857	2,831	2,876
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,793
Zeta Interactive Holdings Corp.	(g)(q)(s)	Software & Services	L+750	1.0%	7/29/22	457	457	461

Total Senior Secured Loans—First Lien							2,178,392	2,121,674
Unfunded Loan Commitments							(186,233)	(186,233)

Net Senior Secured Loans—First Lien							1,992,159	1,935,441

Senior Secured Loans—Second Lien—26.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,310
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,763	3,763	3,279
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	7,955	7,955	7,994
Ascent Resources—Utica, LLC	(e)(f)(g)(h)	Energy	L+950	1.5%	9/30/18	186,037	185,553	187,665
ASG Technologies Group, Inc.	(g)(t)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	24,611	18,533	23,872
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,893	6,611
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,047	10,047	9,896
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,982	6,582
DEI Sales, Inc.	(e)(f)(g)(h)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	64,654	64,431	62,229
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,394	11,520
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,371	11,874
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,385	37,367	38,039
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	16,114	16,114	15,415
National Surgical Hospitals, Inc.	(e)(h)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,014
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,481	16,341
Paw Luxco II Sarl	(f)(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,914	2,055
PSAV Acquisition Corp.	(e)(g)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,130	80,000
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,885	24,825
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	56,776	56,776	56,634

Total Senior Secured Loans—Second Lien							619,892	599,155

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—6.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	$78,500	$77,670	$28,103
Caesars Entertainment Resort Properties, LLC	(e)(g)(h)	Consumer Services	11.0%		10/1/21	24,248	24,026	26,497
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,520	76,589
Global A&T Electronics Ltd.	(g)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,955	5,328
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	129	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,357	17,709
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	5,000	5,000	5,112

Total Senior Secured Bonds							205,657	159,470

Subordinated Debt—19.8%
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%		1/15/18	14,935	14,944	12,881
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,928	4,922
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,972
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,010	5,117
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	21,800	22,555	22,509
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	245	188
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	66,763	66,763	66,346
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,919	10,919	10,851
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,718	5,718	5,682
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	11,688	11,688	11,615
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,473	11,473	11,473
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	585	585	585
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,505	5,579
Mood Media Corp.	(g)(i)(j)	Media	10.0%		8/6/23	6,460	5,689	5,976
Mood Media Corp.	(f)(g)(j)	Media	9.3%		10/15/20	43,135	42,402	26,744
NewStar Financial, Inc.	(g)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,615	65,250
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,743	11,223
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,044	10,206
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	127	127	129
SandRidge Energy, Inc.	(g)(j)(l)	Energy	0.0%		10/4/20	4,405	5,871	5,530

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	$7,044	$6,999	$7,203
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,314	13,913
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,363	7,404
ThermaSys Corp.	(e)(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	138,106	138,106	110,312
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,355	5,355	5,234

Total Subordinated Debt							498,080	454,045

Collateralized Securities—3.1%
ACASC 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	12.5%		10/25/25	30,500	17,799	20,270
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,477	1,472
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	16.4%		1/25/27	17,900	14,272	14,300
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	17.6%		10/25/21	10,000	741	1,105
Stone Tower CLO VI Class Subord.	(f)(j)	Diversified Financials	23.6%		4/17/21	5,000	1,636	2,434
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	19.9%		1/15/26	42,504	23,300	32,477

Total Collateralized Securities							59,225	72,058

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.1%(k)
5 Arches, LLC, Common Equity	(g)(j)(l)(n)	Diversified Financials	9,475	$ 250	$ 250
A.P. Plasman Inc., Warrants, 5/25/2026	(g)(j)(l)	Capital Goods	698,482	2,545	3,073
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	888,211	888	888
Amaya Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services	2,000,000	16,832	13,360
AP Exhaust Holdings, LLC, Common Equity	(g)(l)(n)	Automobiles & Components	811	811	41
Aquilex Corp., Common Equity, Class A Shares	(g)(l)(n)	Commercial & Professional Services	15,128	1,087	4,529
Aquilex Corp., Common Equity, Class B Shares	(g)(l)(n)	Commercial & Professional Services	32,637	1,690	9,772
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy	96,800,082	29,100	21,683
ASG Technologies Group, Inc., Common Equity	(g)(l)(t)	Software & Services	1,689,767	36,422	79,673
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services	229,541	6,542	5,830
Aspect Software, Inc., Common Equity	(g)(l)	Software & Services	409,967	19,792	22,384
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing	3,451,216	1,898	276
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods	391,300	391	391
Eastman Kodak Co., Common Equity	(g)(l)	Consumer Durables & Apparel	61,859	1,203	959
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy	21,000	21,000	10,133

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy	3,937	$ 2,601	$ 1,919
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy	87,400	21,850	39,986
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy	70,875	17,719	34,197
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services	14,943	15,011	15,092
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services	42,281,308	42,281	42,281
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing	375	1,118	1,148
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods	2,333,333	2,333	5,367
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media	33,034	3,783	3,191
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials	441,238	441	772
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods	483	483	539
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials	972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	4,499	43,507	45,031
Leading Edge Aviation Services, Inc., Common Equity	(f)(l)	Capital Goods	4,401	464	137
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(l)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods	490,213	490	98
Micronics, Inc., Common Equity	(g)(l)	Capital Goods	53,073	553	403
Micronics, Inc., Preferred Equity	(g)(l)	Capital Goods	55	553	740
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(j)(l)	Diversified Financials	3,000,000	15,058	8,310
North Haven Cadence Buyer, Inc., Common Equity	(g)(l)	Consumer Services	1,041,667	1,042	1,094
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy	324,954	1,997	1,997
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services	6,672,036	6,932	8,147
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	571
Safariland, LLC, Common Equity	(f)(l)	Capital Goods	25,000	2,500	11,535
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods	2,263	246	1,044
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods	2,273	227	1,049
SandRidge Energy, Inc., Common Equity	(g)(j)(l)	Energy	186,853	4,671	4,400
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services	33,306	3,400	9,682
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,174	12,179
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services	1,293	1	219
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services	19,388	12	3,697
Sequential Brands Group, Inc., Common Equity	(g)(j)(l)	Consumer Durables & Apparel	206,664	2,790	967
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services	46,163	—	38,989
Sunnova Energy Corp., Common Equity	(g)(l)	Energy	192,389	722	1,045
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy	18,182	97	99
SWI Holdco LLC, Common Equity	(g)(l)	Consumer Durables & Apparel	950	—	2,613

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods	51,813	$ 1	$ —
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(l)	Materials	3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy	113,515	534	488
Zeta Interactive Holdings Corp., Preferred Equity	(g)(l)	Software & Services	215,662	1,714	1,931

Total Equity/Other				368,927	506,647

TOTAL INVESTMENTS—162.2%				$3,743,940	3,726,816

LIABILITIES IN EXCESS OF OTHER ASSETS—(62.2%)					(1,429,439)

NET ASSETS—100%					$ 2,297,377

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2016.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 81.8% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(r)	Asset is on non-accrual status.

(s)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was determined to be an affiliated person for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.	$38,321	$15,628	—	$44	—	$773	$54,766	$4,841	—	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	—	$18,069	—	$464	—	$5,339	$23,872	$1,818	$738	—
Logan’s Roadhouse, Inc.	—	$16,114	—	—	—	$(699)	$15,415	$165	$14	—
Equity/Other
ASG Technologies Group, Inc., Common Equity	$77,898	—	—	—	—	$1,775	$79,673	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	—	$6,542	—	—	—	$(712)	$5,830	—	—	—
Fronton Investor Holdings, LLC, Class B Units	$16,138	—	$(1,874)	—	—	$828	$15,092	—	—	$224
Roadhouse Holding Inc., Common Equity	—	$6,932	—	—	—	$1,215	$8,147	—	—	—

(u)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—Second Lien
JW Aluminum Co.	$32,887	$4,478	—	$2	—	$672	$38,039	$3,338	—	—
Senior Secured Bonds
JW Aluminum Co.	—	$8,060	$(8,141)	$107	$(26)	—	—	$210	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$43,844	$406	—	—	—	$781	$45,031	$35	—	—

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Bridge Manager LLC	(g)(h)	Diversified Financials	L+1050		5/1/20	$3,367	$3,384	$3,300
Greystone Bridge Manager LLC	(g)(h)(n)	Diversified Financials	L+1050		5/1/20	403	403	395
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+809	1.0%	3/26/21	1,000	1,000	990
H.M. Dunn Co., Inc.	(g)(n)	Capital Goods	L+725	1.0%	3/26/21	357	357	354
Harvey Industries, Inc.	(g)	Capital Goods	L+800	1.0%	10/1/21	32,667	32,667	32,667
Imagine Communications Corp.	(e)(f)(g)	Media	L+825	1.0%	4/29/20	101,367	101,367	97,566
Imagine Communications Corp.	(g)(n)	Media	L+825	1.0%	4/29/20	30,000	30,000	28,875
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	13,954	13,954	13,814
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	25,377	25,377	26,519
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+858	1.0%	11/6/21	5,000	5,000	5,000
JMC Acquisition Merger Corp.	(g)(n)	Capital Goods	L+750	1.0%	11/6/21	906	906	906
Latham Pool Products, Inc.	(e)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	68,600
Leading Edge Aviation Services, Inc.	(e)(f)(g)	Capital Goods	L+875	1.5%	6/30/19	31,983	31,757	31,183
LEAS Acquisition Co Ltd.	(g)(h)	Capital Goods	L+875	1.5%	6/30/19	€28,738	39,110	30,424
LEAS Acquisition Co Ltd.	(f)(h)	Capital Goods	L+875	1.5%	6/30/19	$10,083	10,083	9,830
MB Precision Holdings LLC	(g)	Capital Goods	L+725	1.3%	1/23/20	12,855	12,855	12,726
Micronics, Inc.	(e)(g)	Capital Goods	L+800	1.3%	12/11/19	64,110	63,843	63,148
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	8,414	8,338	3,954
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	6,117	6,061	2,874
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	40,250	40,250	40,250
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+845	1.0%	4/27/21	1,056	1,056	1,052
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	45	45	45
Nobel Learning Communities, Inc.	(g)(n)	Consumer Services	L+450	1.0%	4/27/20	94	94	94
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	18,817	18,817	16,276
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	44,569	44,569	44,123
Pittsburgh Glass Works, LLC	(e)	Automobiles & Components	L+916	1.0%	11/25/21	67,944	67,944	67,944
Polymer Additives, Inc.	(g)	Materials	L+838	1.0%	12/20/21	10,511	10,511	10,722
PSKW, LLC	(e)(f)(g)	Health Care Equipment & Services	L+842	1.0%	11/25/21	30,000	30,000	30,020
Reddy Ice Corp.	(g)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	321	319	264
Roadrunner Intermediate Acquisition Co., LLC	(e)(f)(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	36,769	36,769	36,655
Rogue Wave Software, Inc.	(e)(f)(g)	Software & Services	L+804	1.0%	9/25/21	31,313	31,313	30,921
Safariland, LLC	(e)(g)	Capital Goods	L+800	1.3%	9/20/19	193,376	193,376	196,277
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+825		12/4/21	80,000	80,000	79,200
Shell Topco L.P.	(g)	Materials	L+750	1.5%	9/28/18	30,000	29,768	30,075
Smile Brands Group Inc.	(g)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	20,063	19,768	14,571
Sorenson Communications, Inc.	(e)(g)	Telecommunication Services	L+575	2.3%	4/30/20	92,560	92,208	92,792

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	$6,318	$6,321	$2,069
Stallion Oilfield Holdings, Inc.	(g)	Energy	L+675	1.3%	6/19/18	4,760	4,735	2,580
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,424	4,177	3,860
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0% (12.0% Max PIK)		11/14/21	7,217	7,080	7,055
Sunnova Asset Portfolio 5 Holdings, LLC	(g)(n)	Energy	12.0% (12.0% Max PIK)		11/14/21	207	207	202
Swiss Watch International, Inc.	(e)(g)	Consumer Durables & Apparel	L+725	1.3%	11/8/18	41,000	40,552	25,420
Transplace Texas, LP	(e)(f)	Transportation	L+747	1.0%	9/16/21	20,000	20,000	19,825
U.S. Xpress Enterprises, Inc.	(e)(f)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	66,546	66,546	66,546
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,940
VPG Group Holdings LLC	(e)(g)	Materials	L+900	1.0%	6/30/18	63,695	63,541	62,421
Warren Resources, Inc.	(f)(g)	Energy	L+850	1.0%	5/22/20	3,372	3,372	2,748
Waste Pro USA, Inc.	(e)(f)(g)	Commercial & Professional Services	L+750	1.0%	10/15/20	86,020	86,020	87,310
Waste Pro USA, Inc.	(g)(n)	Commercial & Professional Services	L+750	1.0%	10/15/20	9,444	9,444	9,586
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/9/21	10,337	10,337	10,325
Zeta Interactive Holdings Corp.	(g)(n)	Software & Services	L+750	1.0%	7/9/21	2,234	2,234	2,232

Total Senior Secured Loans—First Lien							2,372,202	2,297,612
Unfunded Loan Commitments							(123,783)	(123,783)

Net Senior Secured Loans—First Lien							2,248,419	2,173,829

Senior Secured Loans—Second Lien—28.3%
AdvancePierre Foods, Inc.	(e)(g)	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	10,556	10,491	10,384
Alison US LLC	(g)(h)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Racing and Entertainment, LLC	(f)	Consumer Services	12.0%		7/1/18	5,800	5,688	5,836
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	3,243	3,243	2,959
Arena Energy, LP	(g)	Energy	L+1000	1.0%	1/24/21	5,000	5,000	4,604
Ascent Resources—Utica, LLC	(e)(f)(g)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	183,088	182,329	163,864
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,874	5,331
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000	1.3%	8/22/20	10,000	10,000	9,800
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,893	5,928
DEI Sales, Inc.	(e)(f)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	57,500	57,121	55,344
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,373	11,063
Eastman Kodak Co.	(e)(f)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	50,000	49,060	43,250
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
JW Aluminum Co.	(e)(f)(g)(r)	Materials	L+850	0.8%	11/17/20	32,887	32,887	32,887
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	29,092
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,450	16,425
Paw Luxco II Sarl	(f)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,535	12,460

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PSAV Acquisition Corp.	(e)(g)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	$79,008	$79,600
Spencer Gifts LLC	(e)(g)	Retailing	L+825	1.0%	6/29/22	60,000	59,723	60,300
Stadium Management Corp.	(e)	Consumer Services	L+825	1.0%	2/27/21	57,500	57,500	57,788

Total Senior Secured Loans—Second Lien							661,742	624,814

Senior Secured Bonds—10.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,390	38,661
Aspect Software, Inc.	(f)(g)	Software & Services	10.6%		5/15/17	8,500	8,424	6,981
Avaya Inc.	(e)(f)(g)	Technology Hardware & Equipment	10.5%		3/1/21	48,800	44,622	16,714
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	29,248	28,993	26,469
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	92,531	89,745	71,943
FourPoint Energy, LLC	(f)(n)	Energy	8.0%		12/31/20	5,906	5,877	4,592
Global A&T Electronics Ltd.	(g)(h)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,936	5,530
Lightstream Resources Ltd.	(f)(h)	Energy	9.9%		6/15/19	2,112	2,112	1,764
Logan’s Roadhouse, Inc.	(f)(g)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	59,249	47,267	49,432
SandRidge Energy, Inc.	(g)	Energy	8.8%		6/1/20	19,500	19,457	5,953
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,250	18,592

Total Senior Secured Bonds							350,073	246,631
Unfunded Bond Commitments							(5,877)	(5,877)

Net Senior Secured Bonds							344,196	240,754

Subordinated Debt—19.8%
Alta Mesa Holdings, LP	(g)	Energy	9.6%		10/15/18	11,165	11,102	3,922
Aurora Diagnostics, LLC	(e)(f)	Health Care Equipment & Services	10.8%		1/15/18	18,065	18,089	11,754
Bellatrix Exploration Ltd.	(g)(h)	Energy	8.5%		5/15/20	5,000	4,911	3,369
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,773
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,012	4,756
Ceridian HCM Holding Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	10,800	11,354	8,532
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	237	132
Flanders Corp.	(e)(f)	Capital Goods	13.8% PIK (13.8% Max PIK)		5/14/18	25,666	25,569	26,693
Flanders Corp.	(f)(g)	Capital Goods	17.5% PIK (17.5% Max PIK)		5/14/18	25,754	24,651	27,750
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$57,459	$57,459	$57,459
Global Jet Capital Inc.	(f)(g)(h)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	9,397	9,397	9,397
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	517	517	517
Jupiter Resources Inc.	(f)(g)(h)	Energy	8.5%		10/1/22	6,425	5,399	2,578
Mood Media Corp.	(f)(g)(h)	Media	9.3%		10/15/20	43,135	42,256	27,660
Navistar International Corp.	(f)(h)	Capital Goods	8.3%		11/1/21	8,345	8,163	5,646
NewStar Financial, Inc.	(g)(h)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	68,750	54,501	50,188
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,815	9,525
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	6,000	5,943	5,760
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 0.0% PIK (2.5% Max PIK)		9/30/19	7,000	6,934	7,140
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	15,122	14,200	15,732
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,081	6,544
ThermaSys Corp.	(e)(f)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	135,676	135,676	122,278
VPG Group Holdings LLC	(e)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,247	5,247	5,037

Total Subordinated Debt							492,658	438,414

Collateralized Securities—3.9%
ACASC 2013-2A Class Subord. B	(f)(g)(h)	Diversified Financials	7.2%		10/25/25	30,500	21,267	16,659
Dryden CDO 23A Class Subord.	(g)(h)	Diversified Financials	9.8%		7/17/23	10,000	4,507	3,455
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(f)(h)	Diversified Financials	14.2%		12/20/21	16,740	16,724	15,987
NewStar Clarendon 2014-1A Class D	(g)(h)	Diversified Financials	L+435		1/25/27	1,560	1,461	1,420
NewStar Clarendon 2014-1A Class Subord. B	(g)(h)	Diversified Financials	13.6%		1/25/27	17,900	16,150	14,955
Rampart CLO 2007 1A Class Subord.	(g)(h)	Diversified Financials	14.4%		10/25/21	10,000	2,576	3,034
Stone Tower CLO VI Class Subord.	(f)(h)	Diversified Financials	18.3%		4/17/21	5,000	1,823	2,141
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(h)	Diversified Financials	12.4%		1/15/24	42,504	30,186	27,356

Total Collateralized Securities							94,694	85,007

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	$10,000	$10,000	$31,500
Safariland, LLC, Common Equity	(f)(j)	Capital Goods	25,000	2,500	13,088
Safariland, LLC, Preferred Equity	(f)	Capital Goods	2,042	23,794	24,582
Safariland, LLC, Warrants, 7/27/2018	(f)(j)	Capital Goods	2,263	246	1,185
Safariland, LLC, Warrants, 9/20/2019	(f)(j)	Capital Goods	2,273	227	1,190
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(j)	Commercial & Professional Services	33,306	3,400	8,593
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	11,081	11,088
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(j)	Commercial & Professional Services	1,293	1	177
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(j)	Commercial & Professional Services	19,388	12	3,063
Sequential Brands Group, Inc., Common Equity	(g)(h)(j)	Consumer Durables & Apparel	206,664	2,790	1,412
Sorenson Communications, Inc., Common Equity	(f)(j)	Telecommunication Services	46,163	—	33,090
Sunnova Holdings, LLC, Common Equity	(g)(j)	Energy	31,018	722	853
ThermaSys Corp., Common Equity	(f)(j)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(j)	Capital Goods	51,813	5,181	1,010
VPG Group Holdings LLC, Class A-2 Units	(f)(j)	Materials	3,637,500	3,638	1,455
Zeta Interactive Holdings Corp., Preferred Equity	(g)(j)	Software & Services	215,662	1,714	1,782

Total Equity/Other				353,477	467,783

Unfunded Contingent Warrant Commitment	(p)				(1,230)

Net Equity/Other					466,553

TOTAL INVESTMENTS—182.4%				$4,195,186	$4,029,371

LIABILITIES IN EXCESS OF OTHER ASSETS—(82.4%)					(1,820,443)

NET ASSETS—100%					$2,208,928

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Race Street Funding LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the repurchase agreement with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2015, 79.7% of the Company’s total assets represented qualifying assets.

(i)	Listed investments may be treated as debt for GAAP or tax purposes.

(j)	Security is non-income producing.

(k)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Includes 250,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(p)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $6,250, upon the request of NewStar.

(q)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was determined to be an affiliated person for the year ended December 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$37,634	—	$2,603	$790	—	—	$380
Equity/Other
Allen Systems Group, Inc., Common Equity	$36,422	—	—	—	—	—	$41,476
Fronton Investor Holdings, LLC, Class B Units	—	$(1,046)	—	—	$299	—	$2,391

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(r)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$32,887	—	$380	—	—	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$43,101	—	—	—	—	—	$743

See notes to consolidated financial statements.

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds equity interests in non-controlled portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FB Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FB Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $5,554, $6,056 and $5,400 in estimated excise taxes payable in respect of income received during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015, and 2014 respectively, the Company paid $6,000, $5,853 and $5,407 in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2015 and 2014 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	1,216,341	$11,091	1,950,457	$19,163	5,674,543	$57,972
Share Repurchase Program	—	—	—	—	(872,865)	(8,903)
Fractional Share Round Up	—	—	—	—	30,533	—
Listing Tender Offer	—	—	—	—	(23,255,813)	(250,000)

Net Proceeds from Share Transactions	1,216,341	$11,091	1,950,457	$19,163	(18,423,602)	$(200,931)

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

In connection with the listing of its shares of common stock on the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular monthly cash distribution paid on March 31, 2014 to stockholders of

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

record as of the close of business on March 28, 2014. On May 23, 2014, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective on June 2, 2014. The new DRP was first implemented in connection with the regular monthly cash distribution paid on July 2, 2014 to stockholders of record as of the close of business on June 24, 2014. During the year ended December 31, 2016, the Company issued 1,216,341 shares of common stock pursuant to its new DRP for gross proceeds of $11,091 at an average price per share of $9.12. In addition, the administrator for the Company’s new DRP purchased 1,232,012 shares of common stock in the open market at an average price per share of $9.10 (totaling $11,216) pursuant to the Company’s new DRP, and distributed such shares to participants in the Company’s new DRP. During the years ended December 31, 2015 and 2014, the Company issued 1,950,457 and 5,674,543 shares of common stock pursuant to its distribution reinvestment plan in effect on the applicable date of issuance for gross proceeds of $19,163 and $57,972 at an average price per share of $9.82 and $10.22, respectively. For additional information regarding the terms of the new DRP, see Note 5.

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

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the year ended December 31, 2014:

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the 2008 investment advisory and administrative services agreement, the April 2014 investment advisory agreement, the July 2014 investment advisory agreement and the administration agreement, as applicable, during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Base Management Fee(1)	$71,280	$75,401	$81,780
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	$(21,075)	$(9,468)
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and July 2014 Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$51,830	$61,036	$58,122
FB Advisor	2008 Investment Advisory and Administrative Services Agreement, April 2014 Investment Advisory Agreement and Administration Agreement	Administrative Services Expenses(4)	$3,475	$4,182	$4,794

(1)	FB Advisor agreed, effective April 1, 2014, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. For the year ended December 31, 2014, the amount shown is net of waivers of $2,837. During the years ended December 31, 2016, 2015 and 2014, $71,673, $76,546, and $84,920, respectively, in base management fees were paid to FB Advisor. As of December 31, 2016, $18,022 in base management fees were payable to FB Advisor.
(2)	During the years ended December 31, 2015 and 2014, the Company reversed capital gains incentive fees of $21,075 and $9,468, respectively, based on the performance of its portfolio. The Company paid FB Advisor no capital gains incentive fees during the year ended December 31, 2016. As of December 31, 2016, no capital gains incentive fees were accrued.
(3)	During the year ended December 31, 2016, $52,319 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2016, a subordinated incentive fee on income of $12,885 was payable to FB Advisor.
(4)	During the years ended December 31, 2016, 2015 and 2014, $3,194, $3,664 and $3,849, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $3,905, $4,646 and $4,537, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2016, 2015 and 2014.

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

Expense Reimbursement

Beginning on February 26, 2009, FS Investments agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that, for tax purposes, the Company’s net investment income and net capital gains were equal to or greater than the cumulative distributions paid to its stockholders in each quarter. This arrangement was designed to ensure that no portion of the Company’s distributions would represent a return of capital for its stockholders. Under this arrangement, FS Investments had no obligation to reimburse any portion of the Company’s expenses. FS Investments is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman.

Pursuant to an expense support and conditional reimbursement agreement, dated as of March 13, 2012, and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

FS Investments had agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that no portion of the Company’s distributions to stockholders were paid from proceeds of the sale of shares of its common stock or borrowings.

As a result of the listing of the Company’s shares of common stock on the NYSE, effective November 7, 2014, FS Investments terminated the expense reimbursement agreement pursuant to its terms. Since entering into the expense reimbursement agreement, no reimbursements were made, and no reimbursements were expected to be made in the foreseeable future, by FS Investments, pursuant to the expense reimbursement agreement.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014(1)	$1.0843	$267,856
2015	0.8910	215,606
2016	0.8910	216,933

(1)	On March 31, 2014, the Company’s board of directors determined to increase the amount of the regular monthly cash distribution payable to stockholders of record from $0.0720 per share to $0.07425 per share effective as of April 30, 2014. On July 1, 2014, the board of directors of the Company declared a special cash distribution of $0.10 per share, which was paid on August 15, 2014 to stockholders of record as of the close of business on July 31, 2014. On October 10, 2014, the board of directors of the Company also declared a special cash distribution of $0.10 per share, which was paid on November 14, 2014 to stockholders of record as of the close of business on October 31, 2014.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

On February 23, 2017, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about April 4, 2017 to stockholders of record as of the close of business on March 22, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	216,933	100%	181,509	84%	196,227	73%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	39,835	15%
Long-term capital gains proceeds from the sale of assets	—	—	34,097	16%	31,794	12%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$216,933	100%	$215,606	100%	$267,856	100%

(1)	During the years ended December 31, 2016, 2015 and 2014, 90.4%, 92.7% and 91.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.8%, 2.3% and 5.2%, respectively, was attributable to non-cash accretion of discount and 7.8%, 5.0% and 3.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2016, 2015 and 2014 was $212,274, $220,039 and $221,880, respectively. As of December 31, 2016 and 2015, the Company had $153,590 and $158,249, respectively, of undistributed net investment income and $73,184 and $35,010, respectively, of accumulated capital losses on a tax basis. As of December 31, 2014, the Company had $152,743 of undistributed net investment income and realized gains on a tax basis.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s undistributed net investment income on a tax basis as of December 31, 2015 was adjusted following the filing of the Company’s 2015 tax return in September 2016. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2015 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income, the reversal of non-deductible excise taxes and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
GAAP-basis net investment income	$207,323	$265,090	$242,008
Reversal of incentive fee accrual on unrealized gains	—	(21,075)	(9,468)
Income subject to tax not recorded for GAAP	4,922	804	1,828
Excise taxes	5,554	6,056	5,400
GAAP versus tax-basis impact of consolidation of certain subsidiaries	9,009	4,852	1,892
Reclassification of unamortized original issue discount and prepayment fees	(14,821)	(35,005)	(19,436)
Other miscellaneous differences	287	(683)	(344)

Tax-basis net investment income	$212,274	$220,039	$221,880

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2016, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency and accumulated undistributed (distributions in excess of) net investment income by $4,705 and $9,690, respectively, and decreased capital in excess of par value by $14,395. During the year ended December 31, 2015, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $17,657 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $13,364 and $4,293, respectively. During the year ended December 31, 2014, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $19,737 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $7,292 and $12,445, respectively.

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

As of December 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2016	2015
Distributable ordinary income	$153,590	$158,249
Distributable realized gains (accumulated capital losses)(1)	(73,184)	(35,010)
Other temporary differences	(300)	(175)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	(44,013)	(178,724)

Total	$36,093	$(55,660)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $18,535 and $54,649, respectively.

(2)	As of December 31, 2016 and 2015, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $226,121 and $162,142, respectively. As of December 31, 2016 and 2015, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $270,134 and $340,866, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,780,294 and $4,216,052 as of December 31, 2016 and 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(53,478) and $(186,681) as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had a deferred tax liability of $19,823 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $20,107 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2016, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $284. For the year ended December 31, 2016, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,992,159	$1,935,441	52%	$2,248,419	$2,173,829	54%
Senior Secured Loans—Second Lien	619,892	599,155	16%	661,742	624,814	15%
Senior Secured Bonds	205,657	159,470	4%	344,196	240,754	6%
Subordinated Debt	498,080	454,045	12%	492,658	438,414	11%
Collateralized Securities	59,225	72,058	2%	94,694	85,007	2%
Equity/Other	368,927	506,647	14%	353,477	466,553	12%

Total	$3,743,940	$3,726,816	100%	$4,195,186	$4,029,371	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2016, except for JW Aluminum Co., in which the Company has a second lien secured loan investment and two equity/other investments, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2016, except for ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which the Company has two senior secured loan investments and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which the Company has one senior secured loan investment and one equity/other investment, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $129,660, one unfunded commitment to purchase up to $467 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded equity investment in Sunnova Holdings, LLC with an unfunded commitment of $123. The Company

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2016 and 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$27,525	1%	$95,950	2%
Capital Goods	708,946	19%	906,387	22%
Commercial & Professional Services	514,682	14%	327,407	8%
Consumer Durables & Apparel	198,752	5%	259,789	6%
Consumer Services	343,211	9%	426,534	11%
Diversified Financials	184,355	5%	154,651	4%
Energy	432,047	12%	365,698	9%
Food, Beverage & Tobacco	—	—	10,648	0%
Health Care Equipment & Services	199,064	5%	195,420	5%
Materials	263,849	7%	275,429	7%
Media	113,455	3%	126,742	3%
Retailing	110,262	3%	64,647	2%
Semiconductors & Semiconductor Equipment	5,328	0%	5,530	0%
Software & Services	265,501	7%	425,992	11%
Technology Hardware & Equipment	108,500	3%	127,682	3%
Telecommunication Services	161,544	4%	160,206	4%
Transportation	89,795	3%	100,659	3%

Total	$3,726,816	100%	$4,029,371	100%

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

As of December 31, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016	December 31, 2015
Level 1—Price quotations in active markets	$6,326	$784
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,720,490	4,028,587

	$3,726,816	$4,029,371

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

The secured borrowing as of December 31, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of December 31, 2016 and December 31, 2015, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016	December 31, 2015
Level 1—Price quotations in active markets	$—	—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,880	—

	$2,880	—

The Company’s investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty senior secured loan investments, four senior secured bond investments and sixteen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity investments, which were traded on an active public

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

market, were valued at their respective closing prices as of December 31, 2016. One senior secured loan investment, which was newly issued and purchased near December 31, 2016, was valued at cost as the Company’s board of directors determined that the cost of this investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	2,680	2,752	2,633	1,619	38	427	10,149
Net realized gain (loss)	13,090	242	(82,669)	(441)	839	5,378	(63,561)
Net change in unrealized appreciation (depreciation)	17,872	16,191	57,255	10,209	22,520	25,185	149,232
Purchases	896,207	52,526	13,189	67,563	4,575	119,096	1,153,156
Paid-in-kind interest	4,733	7,235	—	18,655	—	2,214	32,837
Sales and repayments	(1,172,970)	(104,605)	(71,692)	(81,974)	(40,921)	(116,336)	(1,588,498)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$44,825	$10,428	$16,217	$4,734	$13,350	$37,005	$126,559

(1)	There was one transfer of an investment from Level 3 to Level 1 during the year ended December 31, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

	For the Year Ended December 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,206,206	$708,255	$359,275	$464,304	$123,920	$320,144	$4,182,104
Accretion of discount (amortization of premium)	4,754	1,958	4,751	18,258	66	99	29,886
Net realized gain (loss)	(7,090)	46	(28,225)	(20,637)	2,332	(8,852)	(62,426)
Net change in unrealized appreciation (depreciation)	(64,839)	(31,508)	(38,756)	(50,903)	(23,245)	42,645	(166,606)
Purchases	941,661	268,790	108,787	200,471	482	127,429	1,647,620
Paid-in-kind interest	2,282	3,589	2,970	12,282	—	2,406	23,529
Sales and repayments	(909,145)	(326,316)	(168,048)	(185,361)	(18,548)	(18,102)	(1,625,520)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(57,975)	$(33,251)	$(66,310)	$(45,703)	$(20,972)	$31,696	$(192,515)

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the year ended December 31, 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Year Ended December 31, 2016
Secured Borrowing
Fair value at beginning of period	$—
Amortization of premium (accretion of discount)	(2)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(49)
Repayments on secured borrowing	—
Paid-in-kind interest	—
Proceeds from secured borrowing	(2,829)
Net transfers in or out of Level 3	—

Fair value at end of period	$(2,880)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(49)

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2016 and 2015 were as follows:

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$1,575,465	Market Comparables	Market Yield (%)	5.5% - 17.3%	10.0%
	93,703	Other(2)	Other(2)	N/A	N/A
	203,773	Market Quotes	Indicative Dealer Quotes	18.2% - 104.1%	99.6%
	62,500	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	458,403	Market Comparables	Market Yield (%)	8.8% - 26.0%	12.4%
	140,752	Market Quotes	Indicative Dealer Quotes	8.8% - 101.0%	93.3%
Senior Secured Bonds	109,936	Market Comparables	Market Yield (%)	7.5% - 9.0%	7.8%
			EBITDA Multiples (x)	6.3x - 7.3x	6.5x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	49,534	Market Quotes	Indicative Dealer Quotes	76.0% - 109.6%	98.5%
Subordinated Debt	321,853	Market Comparables	Market Yield (%)	8.0% - 15.3%	13.0%
			EBITDA Multiples (x)	7.3x - 10.3x	8.7x
	132,192	Market Quotes	Indicative Dealer Quotes	60.8% - 125.5%	89.0%
Collateralized Securities	72,058	Market Quotes	Indicative Dealer Quotes	11.1% - 94.3%	72.7%
Equity/Other	453,246	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	8.8x
			Production Multiples (Mboe/d)	$2,225.0 - $50,000.0	$42,391.6
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.8
			Undeveloped Acreage Multiples ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 24.8%	19.9%
		Option Valuation Model	Volatility (%)	34.5% - 41.0%	39.5%
	47,075	Other(2)	Other(2)	N/A	N/A
Total	$3,720,490

Secured Borrowing	$(2,880)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2016 and 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.50%	$44,932	(1)	$255,068	April 3, 2018
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Borrowings in Euros. Euro balance outstanding of €42,575 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of December 31, 2016 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $1,793,749 and 3.84%, respectively. As of December 31, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.16%.

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

Arch Street Credit Facility

On July 14, 2014, Arch Street Funding LLC, or Arch Street, the Company’s former wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Arch Street credit facility, with Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

party thereto, and the Company thereafter dissolved Arch Street. The Arch Street credit facility provided for borrowings in an aggregate principal amount up to $350,000 on a committed basis. Prior to the termination of the Arch Street credit facility, borrowings under the Arch Street credit facility accrued interest at a rate equal to three-month LIBOR plus 2.05% per annum. Beginning November 27, 2012, Arch Street became required to pay a non-usage fee of 0.50% to the extent the aggregate principal amount available under the facility was not borrowed.

As of December 31, 2016 and 2015, no amounts remained outstanding under the Arch Street credit facility. The Company incurred costs of $4,884 in connection with obtaining and amending the Arch Street credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Arch Street credit facility on July 14, 2014, $2,226 of remaining unamortized deferred financing costs were charged to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Arch Street credit facility was as follows:

Year Ended December 31, 2014
Direct interest expense	$4,173
Non-usage fees	220
Amortization of deferred financing costs	2,896

Total interest expense	$7,289

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Arch Street credit facility was as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$6,464
Average borrowings under the facility(2)	$360,986
Effective interest rate on borrowings (including the effect of non-usage fees)	—
Weighted average interest rate (including the effect of non-usage fees)(2)	2.24%

(1)	Interest under the Arch Street credit facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the Arch Street credit facility were calculated from the beginning of the period to July 14, 2014, the date the Company terminated the facility. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Arch Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Broad Street Credit Facility

On January 28, 2011, Broad Street Funding LLC, or Broad Street, the Company’s former wholly-owned, special-purpose financing subsidiary, Deutsche Bank AG, New York Branch, or Deutsche Bank, and the other lenders party thereto entered into an amended and restated multi-lender, syndicated revolving credit facility, or the Broad Street credit facility, which amended and restated the revolving credit facility that Broad Street originally entered into with Deutsche Bank on March 10, 2010 and the amendments thereto. On December 15,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

2015, Broad Street and Deutsche Bank entered into an amendment to the facility which extended the maturity date to January 19, 2016. The Broad Street credit facility matured and terminated on January 19, 2016, and the Company thereafter dissolved Broad Street. The Broad Street credit facility provided for borrowings of up to $125,000 at a rate of LIBOR, for an interest period equal to the weighted average LIBOR interest period of debt securities owned by Broad Street, plus 1.50% per annum. Deutsche Bank was a lender and served as administrative agent under the facility.

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

As of December 31, 2016 and 2015, no amounts remained outstanding under the Broad Street credit facility. The Company incurred costs of $2,566 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of December 31, 2016, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	—	$406	$1,847
Non-usage fees	—	—	—
Amortization of deferred financing costs	—	—	—

Total interest expense	—	$406	$1,847

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Broad Street credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	—	$635	$1,719
Average borrowings under the facility(2)	—	$69,063	$107,113
Effective interest rate on borrowings (including the effect of non-usage fees)	—	—	1.75%
Weighted average interest rate (including the effect of non-usage fees)(2)	—	1.76%	1.75%

(1)	Interest under the Broad Street credit facility was paid quarterly in arrears.

(2)	The average borrowings under the Broad Street credit facility are calculated for the period the Company had borrowings outstanding under the facility. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Broad Street were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Hamilton Street Credit Facility

On December 15, 2016, Hamilton Street Funding LLC, or Hamilton Street, a wholly owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Hamilton Street credit facility, pursuant to (a) a Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian, and (b) certain other related transaction documents.

The Hamilton Street credit facility provides for a five-year credit facility with a four-year revolving period, during which Hamilton Street is permitted to borrow, repay and reborrow advances in U.S. dollars and certain agreed foreign currencies in an initial aggregate amount of up to $150,000, subject to its compliance with the terms of the Hamilton Street credit facility (including maintenance of the required borrowing base). The Hamilton Street credit facility has an accordion option that would permit the parties to increase the commitments by an additional $50,000 to $200,000. After the revolving period, outstanding advances under the Hamilton Street credit facility must be repaid by 5% each month until the maturity date at which time all remaining outstanding advances must be repaid.

Hamilton Street has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Hamilton Street’s obligations to the lenders and other secured parties under the Hamilton Street credit facility are secured by a first priority security interest in substantially all of Hamilton Street’s assets. The obligations of Hamilton Street under the Hamilton Street credit facility are non-recourse to the Company, and, accordingly, the Company’s exposure under the Hamilton Street credit facility is limited to the value of the Company’s investment in Hamilton Street.

Hamilton Street will pay interest quarterly in arrears on the advances under the Hamilton Street credit facility at a rate per annum equal to LIBOR for a three-month interest period (subject to a 0% floor) plus a spread of 2.50%. Hamilton Street will pay an undrawn fee during the revolving period in an amount equal to 0.50% per annum on any unborrowed amounts up to 35% of the commitments plus 1.65% per annum on any unborrowed amounts above that threshold.

In connection with the Hamilton Street credit facility, Hamilton Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Hamilton Street credit facility contains customary events of default for similar financing transactions, including: (a) Hamilton Street’s failure to make principal, interest or other payments when due; (b) any uncured deficiency in the required borrowing base or excess foreign currency exposure; (c) the failure of Hamilton Street or the Company to observe or perform their respective covenants under the transaction documents, subject to applicable cure periods; (d) Hamilton Street’s representation and warranties being false; (e) any cross-default to other material indebtedness of Hamilton Street or the Company after giving effect to applicable cure periods; (f) the insolvency or bankruptcy of Hamilton Street or the Company; (g) the failure of the Company to own 100% of the outstanding interests of Hamilton Street; (h) the failure of the Company to be regulated as a BDC under the 1940 Act; (i) the failure of the Company to maintain a 200% asset coverage ratio; and (j) the failure of the Company to maintain a net asset value of at least $400,000. Upon the occurrence and during the continuance of an event of default, the administrative agent may declare the outstanding advances and all other obligations under the Hamilton Street credit facility immediately due and payable.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2016 and 2015, $150,000 and $0, respectively, was outstanding under the Hamilton Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,375 in connection with obtaining the Hamilton Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $1,362 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Hamilton Street credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$261	—	—
Non-usage fees	—	—	—
Amortization of deferred financing costs	13	—	—

Total interest expense	$274	—	—

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Hamilton Street credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	—	—	—
Average borrowings under the facility(2)	$150,000	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.69%	—	—
Weighted average interest rate (including the effect of non-usage fees)(2)	3.69%	—	—

(1)	Interest under the Hamilton Street credit facility is paid quarterly in arrears.

(2)	The average borrowings under the Hamilton Street credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Hamilton Street are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 1.50% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which the Company elects the option to borrow in Euro is payable at a rate equal to 2.50% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion is 65% or more of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is less than 65%. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

In connection with the ING credit facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company’s minimum stockholders’ equity, measured as of each fiscal quarter-end, must be greater than or equal to the greater of (i) 40% of assets of the Company and its subsidiaries as of the last day of such fiscal quarter and (ii) $1,980,744 (less amounts paid to purchase common stock in the Company’s listing tender offer), plus 50% of the net proceeds of any post-closing equity offerings; (b) the Company must maintain at all times a 200% asset coverage ratio; (c) at any time when the borrowing base is less than 1.50 times the sum of the aggregated covered debt amount (defined as (i) borrowings outstanding under the ING credit facility plus (ii) the aggregate amount of any of the following then outstanding obligations of the Company (excluding obligations of any financing subsidiaries): (1) secured longer-term debt, (2) unsecured shorter-term debt and (3) net obligations that would be owed if any hedging arrangements were terminated on such date minus (iii) exposure under letters of credit issued under the ING credit facility that has been cash collateralized or satisfactorily backstopped), the sum of (x) the Company and the guarantors’ net worth (defined as stockholders’ equity minus the net asset value held by the Company in any special-purpose financing subsidiaries) plus (y) 30% of the equity value of any special-purpose financing subsidiaries, must be at least equal to the sum of (A) any unsecured longer-term debt of the Company and (B) accrued but unpaid base management fees and incentive fees at the time of measurement; and (d) the aggregate value of eligible portfolio investments that can be converted to cash in fewer than 20 business days without more than a 5% change in price must not be less than 10% of the covered debt amount (defined as the aggregate amount of outstanding loans and issued letters of credit under the facility, plus, to the extent incurred after closing of the ING credit facility, certain other permitted debt of the Company) for more than 30 business days during any period during which the covered debt amount (less cash and cash equivalents included in the borrowing base) is greater than 90% of the borrowing base (less cash and cash equivalents included therein).

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2016 and 2015, $44,932 and $34,625, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €42,575 and €29,125, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,406 in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $288 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the ING credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$3,111	$2,527	$3,994
Non-usage fees	1,311	1,520	616
Amortization of deferred financing costs	1,132	1,131	855

Total interest expense	$5,554	$5,178	$5,465

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$4,764	$3,741	$4,272
Average borrowings under the facility(2)	$108,634	$92,550	$251,387
Effective interest rate on borrowings (including the effect of non-usage fees)	8.18%	10.79%	3.23%
Weighted average interest rate (including the effect of non-usage fees)(2)	4.00%	4.31%	2.46%

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings. This first interest payment was made on July 8, 2014.

(2)	For the year ended December 31, 2014, average borrowings under the ING credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

JPM Financing

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was subsequently amended several times, or the JPM Facility. Prior to its termination, the Company and JPM most recently amended the financing arrangement on April 28, 2016 to, among other things, reduce the amount of outstanding available debt financing from $725,000 to $650,000. On November 1, 2016, in connection with the entrance into the Locust Street credit facility (as defined below), (i) the Class A Notes issued by Locust Street to Race Street were redeemed, (ii) the amended and restated global master repurchase agreement between Race Street and Locust Street was terminated and (iii) the JPM Facility was prepaid and terminated.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2016 and 2015, Class A Notes in the aggregate principal amount of $0 and $960,000, respectively, had been purchased by Race Street from Locust Street and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $0 and $800,000, respectively. The carrying amount outstanding under the JPM Facility approximated its fair value. The Company funded each purchase of Class A Notes by Race Street through a capital contribution to Race Street. As of December 31, 2016 and 2015, Race Street’s liability under the JPM Facility was $0 and $800,000, plus $0 and $5,633, respectively, of accrued interest expense. The Class A Notes issued by Locust Street and purchased by Race Street eliminate in consolidation on the Company’s financial statements.

As of December 31, 2016 and 2015, the fair value of assets held by Locust Street pledged to secure the Class A notes was $0 and $1,661,239, respectively, which included assets purchased by Locust Street with proceeds from the issuance of Class A Notes. As of December 31, 2016 and 2015, the fair value of assets held by Race Street pledged to secure obligations under the JPM facility was $0 and $817,593, respectively.

The Company incurred costs of $425 in connection with obtaining the JPM Facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2016, all of the deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the JPM Facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$19,103	$28,081	$31,304
Non-usage fees	—	—	—
Amortization of deferred financing costs	—	61	112

Total interest expense	$19,103	$28,142	$31,416

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$24,736	$29,138	$31,304
Average borrowings under the facility(2)	$693,770	$852,192	$950,000
Effective interest rate on borrowings	—	3.25%	3.25%
Weighted average interest rate(2)	3.25%	3.25%	3.25%

(1)	Interest under the JPM Facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2016, average borrowings under the JPM Facility were calculated from the beginning of the period to November 1, 2016, the date the Company terminated the facility. The weighted average interest rate presented for periods of less than one year is annualized.

Amounts outstanding under the JPM Facility were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPM Term Loan Facility

On November 1, 2016, Locust Street entered into a loan agreement, or the Locust Street loan agreement and, together with the related transaction documents, the Locust Street term loan facility, with JPM, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator, pursuant to which JPM advanced $625,000 to Locust Street. Advances outstanding under the Locust Street term loan facility bear interest at a rate equal to LIBOR for a three-month interest period plus a spread of 2.6833% per annum. Interest is payable in arrears beginning on January 15, 2017 and each quarter thereafter. Under the Locust Street loan agreement, Locust Street agreed to repay $200,000 of the aggregate principal amount of the advances on or before January 31, 2017, which repayment was satisfied in full in December 2016. All remaining outstanding advances under the Loan Agreement will mature, and all accrued and unpaid interest thereunder, will be due and payable, on November 1, 2020.

Advances under the Locust Street loan agreement are subject to a compliance condition which will be satisfied at any given time if the outstanding advances minus the amount of principal and certain interest proceeds in Locust Street’s accounts is less than or equal to fifty-three percent (53%) of the net asset value of Locust Street’s portfolio of assets. Locust Street also made certain customary representations and warranties and is required to comply with various customary covenants, reporting requirements and other requirements.

The Locust Street loan agreement contains events of default customary for similar financing transactions, including: (i) the failure to make principal payments when due or any other payments under the Locust Street loan agreement within two business days of when they are due; (ii) the insolvency or bankruptcy of Locust Street or the Company; (iii) a “Change of Control” (as defined in the Locust Street loan agreement) of Locust Street; (iv) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent; and (v) GDFM or an affiliate thereof ceases to be the Company’s investment sub-adviser. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Locust Street loan agreement immediately due and payable.

The occurrence of events of default (as described above) or events defined as “Coverage Events” in the Locust Street loan agreement triggers (i) a requirement that Locust Street obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets and (ii) the right of JPM to direct Locust Street to enter into sales or dispositions with respect to any portfolio assets, in each case, in JPM’s sole discretion.

Locust Street’s obligations to JPM under the Locust Street credit facility are secured by a first priority security interest in substantially all of the assets of Locust Street, including its portfolio of assets. The obligations of Locust Street under the Locust Street credit facility are non-recourse to the Company, and the Company’s exposure under the Locust Street credit facility is limited to the value of the Company’s investment in Locust Street.

As of December 31, 2016 and 2015, $425,000 and $0, respectively, was outstanding under the Locust Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,360 in connection with obtaining the Locust Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $4,178 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Locust Street credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$3,395	—	—
Non-usage fees	—	—	—
Amortization of deferred financing costs	182	—	—

Total interest expense	$3,577	—	—

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Locust Street credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$825	—	—
Average borrowings under the facility(2)	$561,393	—	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.57%	—	—
Weighted average interest rate (including the effect of non-usage fees)(2)	3.57%	—	—

(1)	Interest under the Locust Street credit facility is paid quarterly in arrears.

(2)	For the year ended December 31, 2016, average borrowings under the Locust Street credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

Amounts outstanding under the Locust Street credit facility are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

Walnut Street Credit Facility

On December 3, 2014, Walnut Street Funding LLC, or Walnut Street, the Company’s former wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Walnut Street credit facility, with Wells Fargo Bank, National Association, or together with Wells Fargo Securities, LLC, Wells Fargo, and the Company thereafter dissolved Walnut Street. Wells Fargo Securities, LLC served as the administrative agent and Wells Fargo Bank, National Association was the sole lender, collateral agent, account bank and collateral custodian under the facility. The Walnut Street credit facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis. Prior to the termination of the Walnut Street credit facility, borrowings under the Walnut Street credit facility accrued interest at a rate equal to three-month LIBOR, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of debt securities for the relevant period. Beginning on September 17, 2012, Walnut Street became subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the Walnut Street credit facility was not borrowed.

As of December 31, 2016 and 2015, no amounts remained outstanding under the Walnut Street credit facility. The Company incurred costs of $4,029 in connection with obtaining the Walnut Street credit facility,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment of the Walnut Street credit facility on December 18, 2014, $2,013 of remaining unamortized deferred financing costs were charged to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Walnut Street credit facility were as follows:

Year Ended December 31, 2014

Direct interest expense	$6,009
Non-usage fees	734
Amortization of deferred financing costs	2,805

Total interest expense	$9,548

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Walnut Street credit facility were as follows:

Year Ended December 31, 2014

Cash paid for interest expense(1)	$8,444
Average borrowings under the facility(2)	$235,768
Effective interest rate on borrowings (including the effect of non-usage fees)	—
Weighted average interest rate (including the effect of non-usage fees)(2)	3.18%

(1)	Interest under the Walnut Street credit facility was paid quarterly in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the Walnut Street credit facility were calculated from the beginning of the period to December 3, 2014, the date the Company terminated the facility. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of December 31, 2016 and 2015, $400,000 of the 4.000% notes was outstanding. As of December 31, 2016, the fair value of the 4.000% notes was approximately $402,309. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of December 31, 2016, $283 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of December 31, 2016, $2,841 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the 4.000% notes were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$15,631	$16,082	$7,496
Amortization of deferred financing costs and discount	1,237	1,240	576

Total interest expense	$16,868	$17,322	$8,072

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$16,000	$16,044	—
Average borrowings under the 4.000% notes(2)	$400,000	$400,000	$400,000
Effective interest rate on borrowings	4.00%	4.00%	4.00%
Weighted average interest rate(2)	4.00%	4.00%	4.00%

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.

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

4.250% Notes due 2020

On December 3, 2014, the Company and U.S. Bank entered into a second supplemental indenture to the base indenture relating to the Company’s issuance of $325,000 aggregate principal amount of its 4.250% notes due 2020, or the 4.250% notes. On December 8, 2016, the Company issued an additional $80,000 aggregate principal amount of the 4.250% notes as additional notes under the second supplemental indenture.

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

As of December 31, 2016 and 2015, $405,000 and $325,000, respectively, of the 4.250% notes was outstanding. As of December 31, 2016, the fair value of the 4.250% notes was approximately $408,372. The Company incurred costs of $1,594 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of December 31, 2016, $1,238 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $3,690 of discount against the carrying amount of such notes. As of December 31, 2016, $2,026 of such discount had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the 4.250% notes were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$14,030	$13,966	$1,097
Amortization of deferred financing costs and discount	976	974	70

Total interest expense	$15,006	$14,940	$1,167

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$13,812	$8,518	—
Average borrowings under the 4.250% notes(2)	$330,246	$325,000	$325,000
Effective interest rate on borrowings	4.25%	4.25%	4.25%
Weighted average interest rate(2)	4.25%	4.25%	4.25%

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.

(2)	For the year ended December 31, 2014, average borrowings under the 4.250% notes are calculated for the period since the date of issuance to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of December 31, 2016 and 2015, $275,000 of the 4.750% notes was outstanding. As of December 31, 2016, the fair value of the 4.750% notes was approximately $280,378. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of December 31, 2016, $363 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of December 31, 2016, $2,548 of such discount had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the 4.750% notes were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$13,063	$8,781	—
Amortization of deferred financing costs and discount	544	358	—

Total interest expense	$13,607	$9,139	—

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$13,063	$7,076	—
Average borrowings under the 4.750% notes(2)	$275,000	$275,000	—
Effective interest rate on borrowings	4.75%	4.75%	—
Weighted average interest rate(2)	4.75%	4.75%	—

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	For the year ended December 31, 2015, average borrowings under the 4.750% notes are calculated for the period since the date of issuance to December 31, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of December 31, 2016, the Company recognized a secured borrowing at fair value of $2,880 and the fair value of the loan that is associated with the secured borrowing was $14,993. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the year ended December 31, 2016, there was a partial loan sale of $2,829 which was issued at a discount to par of $28, and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the secured borrowing were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$67	—	—
Amortization of discount	2	—	—

Total interest expense	$69	—	—

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$40	—	—
Average secured borrowing(2)	$2,857	—	—
Effective interest rate on secured borrowing	5.50%	—	—
Weighted average interest rate(2)	5.50%	—	—

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	For the year ended December 31, 2016, average borrowings are calculated for the period from the date of issuance to December 31, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2012	$1,649,713	2.52	—	N/A
2013	$1,673,682	2.58	—	N/A
2014	$1,863,827	2.27	—	N/A
2015	$1,834,625	2.20	—	N/A
2016	$1,702,789	2.35	—	N/A

(1)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(2)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(3)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per Share Data:(1)
Net asset value, beginning of period	$9.10	$9.83	$10.18	$9.97	$9.35
Results of operations(2)
Net investment income (loss)	0.85	1.10	0.97	0.96	0.59
Net realized gain (loss) and unrealized appreciation (depreciation)	0.35	(0.94)	(0.19)	0.08	0.86

Net increase (decrease) in net assets resulting from operations	1.20	0.16	0.78	1.04	1.45

Stockholder distributions(3)
Distributions from net investment income	(0.89)	(0.75)	(0.79)	(0.83)	(0.63)
Distributions from net realized gain on investments	—	(0.14)	(0.29)	—	(0.23)

Net decrease in net assets resulting from stockholder distributions	(0.89)	(0.89)	(1.08)	(0.83)	(0.86)

Capital share transactions
Issuance of common stock(4)	0.00	0.00	0.00	0.00	0.04
Repurchases of common stock(5)	—	—	(0.05)	(0.00)	(0.00)
Offering costs(2)	—	—	—	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	—	—	(0.05)	—	0.03

Net asset value, end of period	$9.41	$9.10	$9.83	$10.18	$9.97

Per share market value, end of period	$10.30	$8.99	$9.93	—	—

Shares outstanding, end of period	244,063,357	242,847,016	240,896,559	259,320,161	251,890,821

Total return based on net asset value(6)	13.19%	1.63%	7.17%	10.43%	15.83%

Total return based on market value(7)	25.91%	(0.78)%	5.52%	—	—

Ratio/Supplemental Data:
Net assets, end of period	$2,297,377	$2,208,928	$2,366,986	$2,640,992	$2,511,738

Ratio of net investment income to average net assets(8)	9.32%	11.25%	9.54%	9.50%	6.07%

Ratio of total operating expenses to average net assets(8)	9.69%	8.90%	8.90%	8.90%	7.67%

Ratio of net operating expenses to average net assets(8)	9.69%	8.90%	8.79%	8.90%	7.67%

Portfolio turnover	29.65%	39.93%	50.27%	61.18%	65.70%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,702,789	$1,834,625	$1,863,827	$1,673,682	$1,649,713

Asset coverage per unit(9)	2.35	2.20	2.27	2.58	2.52

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2016, 2015, 2014 and 2013.

(5)	The listing tender offer and the purchase of shares of common stock pursuant thereto on June 4, 2014 resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the years ended December 31, 2013 and 2012.

(6)	The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)

The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. The total return based on market value for the year ended December 31, 2014 was calculated based on the period from April 16, 2014, the first day the shares began trading on the NYSE at a closing price of $10.25, to December 31, 2014. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses,

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Ratio of accrued capital gains incentive fees to average net assets	—	(0.89)%	(0.37)%	0.16%	1.80%
Ratio of subordinated income incentive fees to average net assets	2.33%	2.59%	2.29%	2.41%	0.61%
Ratio of interest expense to average net assets	3.33%	3.19%	2.56%	1.97%	1.37%
Ratio of excise taxes to average net assets	0.25%	0.26%	0.21%	0.22%	0.02%

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$108,978	$100,557	$110,211	$103,063
Operating expenses
Net expenses and excise taxes	57,436	51,554	53,371	53,125

Net investment income	51,542	49,003	56,840	49,938
Realized and unrealized gain (loss)	320	65,366	83,317	(62,035)

Net increase (decrease) in net assets resulting from operations	$51,862	$114,369	$140,157	$(12,097)

Per share information-basic and diluted
Net investment income	$0.21	$0.20	$0.23	$0.21

Net increase (decrease) in net assets resulting from operations	$0.21	$0.47	$0.58	$(0.05)

Weighted average shares outstanding	244,016,474	243,488,590	243,435,681	242,847,016

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$114,763	$103,668	$147,731	$108,635
Operating expenses
Net expenses and excise taxes	58,612	39,902	54,207	56,986

Net investment income	56,151	63,766	93,524	51,649
Realized and unrealized gain (loss)	(134,619)	(69,045)	(41,818)	18,777

Net increase (decrease) in net assets resulting from operations	$(78,468)	$(5,279)	$51,706	$70,426

Per share information-basic and diluted
Net investment income	$0.23	$0.26	$0.39	$0.21

Net increase (decrease) in net assets resulting from operations	$(0.32)	$(0.02)	$0.21	$0.29

Weighted average shares outstanding	242,800,333	242,227,762	241,653,069	241,084,292

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2016, 83.51% of net investment income distributions qualified as interest related dividends, which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 90.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report in Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.2	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.3	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.4	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.5	Investment Advisory and Administrative Services Agreement, dated as of February 12, 2008, by and between the Company and FB Income Advisor, LLC. (Incorporated by reference to Exhibit (g) filed with the Company’s registration statement on Form N-2 (File No. 333-149374) filed on February 25, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of January 28, 2011, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2011.)

10.8	Fourth Amendment to Credit Agreement, dated as of March 23, 2012, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2012.)

10.9	Fifth Amendment to Credit Agreement, dated as of March 22, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 28, 2013.)

10.10	Sixth Amendment to Credit Agreement, dated as of December 20, 2013, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2013.)

10.11	Seventh Amendment to Credit Agreement, dated as of December 18, 2014, by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2014.)

10.12	Tenth Amendment to Credit Agreement, dated as of December 15, 2015 by and between Broad Street Funding LLC and Deutsche Bank AG, New York Branch, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.13	Loan Agreement, dated as of August 29, 2012 and amended as of March 31, 2014, by and between Arch Street Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.14	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.15	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.16	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.17	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.18	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.19	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of September 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.20	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.22	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.23	Loan and Servicing Agreement, dated as of May 17, 2012, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, and the other lender parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2012.)

10.24	Amendment No. 1 to Loan and Servicing Agreement, dated as of March 11, 2014, by and among Walnut Street Funding LLC, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2014).

10.25	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.26	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.27	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.28	Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016.)

10.29	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: March 1, 2017	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 1, 2017	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2017	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 1, 2017	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 1, 2017	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Director

Date: March 1, 2017	/s/ BARRY H. FRANK
Barry H. Frank Director

Date: March 1, 2017	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: March 1, 2017	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: March 1, 2017	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: March 1, 2017	/s/ MICHAEL HELLER
Michael Heller Director

Date: March 1, 2017	/s/ PHILIP E. HUGHES
Philip E. Hughes Director

Date: March 1, 2017	/s/ PEDRO A. RAMOS
Pedro A. Ramos Director

Date: March 1, 2017	/s/ JOSEPH P. UJOBAI
Joseph P. Ujobai Director