Form 10-Q
period 2017-03-31
FS Investment CORP
filed 2017-05-10
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 245,153,010 shares of the registrant’s common stock outstanding as of May 9, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,535,672 and $3,509,899, respectively)	$3,595,984	$3,440,951
Non-controlled/affiliated investments (amortized cost—$211,318 and $153,167, respectively)	248,618	202,795
Controlled/affiliated investments (amortized cost—$81,869 and $80,874, respectively)	79,566	83,070

Total investments, at fair value (amortized cost—$3,828,859 and $3,743,940, respectively)	3,924,168	3,726,816
Cash	53,015	264,594
Foreign currency, at fair value (cost—$667 and $4, respectively)	669	4
Receivable for investments sold and repaid	252,782	75,921
Income receivable	47,044	36,106
Deferred financing costs	8,246	5,828
Prepaid expenses and other assets	427	802

Total assets	$4,286,351	$4,110,071

Liabilities
Payable for investments purchased	$40,000	$5,748
Credit facilities payable	755,128	619,932
Unsecured notes payable (net of deferred financing costs of $1,880 and $1,884, respectively)	1,071,263	1,070,701
Secured borrowing, at fair value (amortized proceeds of $2,832 and $2,831, respectively)(1)	2,891	2,880
Stockholder distributions payable	54,485	54,364
Management fees payable	18,367	18,022
Subordinated income incentive fees payable(2)	13,147	12,885
Administrative services expense payable	346	516
Interest payable	17,463	20,144
Directors’ fees payable	270	281
Other accrued expenses and liabilities	1,356	7,221

Total liabilities	1,974,716	1,812,694

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 244,599,661 and 244,063,357 shares issued and outstanding, respectively	245	244
Capital in excess of par value	2,266,389	2,261,040
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(205,172)	(104,274)
Accumulated undistributed (distributions in excess of) net investment income(4)	146,131	148,026
Net unrealized appreciation (depreciation) on investments and secured borrowing and unrealized gain/loss on foreign currency	104,042	(7,659)

Total stockholders’ equity	2,311,635	2,297,377

Total liabilities and stockholders’ equity	$4,286,351	$4,110,071

Net asset value per share of common stock at period end	$9.45	$9.41

(1)	See Note 8 for a discussion of the Company’s secured borrowing.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$79,719	$99,452
Fee income	19,530	1,642
From non-controlled/affiliated investments:
Interest income	4,290	967
Fee income	29	—
Dividend income	—	224
From controlled/affiliated investments:
Interest income	2,496	778

Total investment income	106,064	103,063

Operating expenses
Management fees	18,367	17,812
Subordinated income incentive fees(1)	13,147	12,485
Administrative services expenses	734	1,196
Accounting and administrative fees	265	228
Interest expense	19,439	18,894
Directors’ fees	271	229
Other general and administrative expenses	1,251	2,281

Total operating expenses	53,474	53,125

Net investment income	52,590	49,938

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(48,447)	(13,779)
Non-controlled/affiliated investments	305	—
Controlled/affiliated investments	(52,879)	—
Net realized gain (loss) on foreign currency	123	84
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	129,260	(54,703)
Non-controlled/affiliated investments	(12,328)	6,367
Controlled/affiliated investments	(4,499)	1,633
Net change in unrealized appreciation (depreciation) on secured borrowing	(10)	—
Net change in unrealized gain (loss) on foreign currency	(722)	(1,637)

Total net realized and unrealized gain (loss)	10,803	(62,035)

Net increase (decrease) in net assets resulting from operations	$63,393	$(12,097)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.26	$(0.05)

Weighted average shares outstanding	244,554,969	242,847,016

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income (loss)	$52,590	$49,938
Net realized gain (loss) on investments and foreign currency	(100,898)	(13,695)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing	112,423	(46,703)
Net change in unrealized gain (loss) on foreign currency	(722)	(1,637)

Net increase (decrease) in net assets resulting from operations	63,393	(12,097)

Stockholder distributions(1)
Distributions from net investment income	(54,485)	(54,093)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(54,485)	(54,093)

Capital share transactions(2)
Reinvestment of stockholder distributions	5,350	—

Net increase (decrease) in net assets resulting from capital share transactions	5,350	—

Total increase (decrease) in net assets	14,258	(66,190)
Net assets at beginning of period	2,297,377	2,208,928

Net assets at end of period	$2,311,635	$2,142,738

Accumulated undistributed (distributions in excess of) net investment income(1)	$146,131	$143,791

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$63,393	$(12,097)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(539,689)	(55,617)
Paid-in-kind interest	(8,481)	(8,282)
Proceeds from sales and repayments of investments	364,308	169,128
Net realized (gain) loss on investments	101,021	13,779
Net change in unrealized (appreciation) depreciation on investments and secured borrowing	(112,423)	46,703
Accretion of discount	(2,078)	(3,088)
Amortization of deferred financing costs and discount	1,381	965
Unrealized (gain)/loss on borrowings in foreign currency	607	1,490
(Increase) decrease in receivable for investments sold and repaid	(176,861)	(7,548)
(Increase) decrease in income receivable	(10,938)	(10,882)
(Increase) decrease in prepaid expenses and other assets	375	259
Increase (decrease) in payable for investments purchased	34,252	2,627
Increase (decrease) in management fees payable	345	(603)
Increase (decrease) in subordinated income incentive fees payable	262	(889)
Increase (decrease) in administrative services expense payable	(170)	32
Increase (decrease) in interest payable	(2,681)	(8,365)
Increase (decrease) in directors’ fees payable	(11)	(52)
Increase (decrease) in other accrued expenses and liabilities	(5,865)	(5,691)

Net cash provided by (used in) operating activities	(293,253)	121,869

Cash flows from financing activities
Reinvestment of stockholder distributions	5,350	—
Stockholder distributions	(54,364)	(54,093)
Borrowings under credit facilities(1)	135,000	109,000
Repayments of credit facilities(1)	(411)	(112,387)
Repayments under repurchase agreement(2)	—	(75,000)
Deferred financing costs paid	(3,236)	—

Net cash provided by (used in) financing activities	82,339	(132,480)

Total increase (decrease) in cash	(210,914)	(10,611)
Cash and foreign currency at beginning of period	264,598	81,987

Cash and foreign currency at end of period	$53,684	$71,376

Supplemental disclosure
Local and excise taxes paid	$5,780	$5,875

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the three months ended March 31, 2017 and 2016, the Company paid $20,698 and $16,327, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2016, the Company paid $9,967 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.7%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$16,141	$16,190	$16,141
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	10.5%		11/18/21	21,859	21,859	21,859
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+850	1.0%	12/29/19	200,793	199,077	194,769
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,344	62,344	62,811
AG Group Merger Sub, Inc.	(g)(q)	Commercial & Professional Services	L+750	1.0%	12/29/23	27,500	27,500	27,706
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+770	1.0%	10/31/23	44,000	44,000	44,312
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,805	2,805	2,854
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	945	945	962
AP Exhaust Acquisition, LLC	(f)(g)	Automobiles & Components	L+775	1.5%	1/16/21	15,811	15,811	15,455
ASG Technologies Group, Inc.	(e)(g)(h)(t)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	54,117	53,794	54,929
Aspect Software, Inc.	(g)(t)	Software & Services	L+1000	1.0%	5/25/18	559	559	558
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1000	1.0%	5/25/18	458	458	457
Aspect Software, Inc.	(g)(t)	Software & Services	L+1000	1.0%	5/25/20	693	693	695
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1200	1.0%	5/25/18	361	361	361
Atlas Aerospace LLC	(g)	Capital Goods	L+803	1.0%	5/8/19	20,000	20,000	20,300
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	32,000	32,000	32,237
AVF Parent, LLC	(g)(q)	Retailing	L+725	1.3%	3/1/24	9,600	9,600	9,671
BenefitMall Holdings, Inc.	(e)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,663	14,663	14,736
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+575	1.3%	5/9/18	73	73	70
Corner Investment PropCo, LLC	(e)(g)(h)	Consumer Services	L+975	1.3%	11/2/19	42,303	42,394	43,042
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	5,006	4,996	5,019
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	1,565	1,565	1,565
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	4,304	4,304	4,304
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	44,888	44,888	45,280
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	27,391	27,391	27,631
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,438	10,340	10,490
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	81,795	81,795	82,347
Equian Buyer Corp.	(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	905	905	905
Equian Buyer Corp.	(e)(g)(h)	Health Care Equipment & Services	L+812	1.0%	12/18/21	77,220	77,220	78,378
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1050		3/31/21	2,583	2,595	2,596
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	44,631	44,631	45,412
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+1100		3/31/21	6,786	6,786	6,887

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+954	1.0%	3/26/21	$1,071	$1,071	$1,071
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,725	75,725	76,672
Imagine Communications Corp.	(g)(q)	Media	L+825	1.0%	4/29/20	28,600	28,600	28,958
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	20,737	20,737	21,048
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	32,180	32,180	32,662
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	45,907	45,795	46,079
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	6,332	6,332	6,363
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800	1.0%	3/31/23	111,000	109,890	109,890
JSS Holdings, Inc.	(g)(q)	Capital Goods	L+800	1.0%	3/31/23	20,182	20,182	20,182
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	70,350
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20	€26,984	36,709	28,973
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20	$9,466	9,466	9,501
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,868	12,868	12,675
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+800	1.3%	12/11/19	63,299	63,128	63,299
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+875	1.5%	6/30/19	6,698	6,673	6,630
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	14,906	14,342	15,102
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+875	1.5%	6/30/19	4,869	4,851	4,820
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	63	63	63
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	4/27/20	77	77	77
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+840	1.0%	4/27/21	1,056	1,056	1,061
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+812	1.0%	9/2/22	27,182	27,182	27,352
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	4,063	4,063	4,088
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+856	1.3%	9/10/19	17,269	17,269	17,442
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	43,722	43,722	44,378
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/19/22	10,511	10,511	10,695
Polymer Additives, Inc.	(g)	Materials	L+978	1.0%	12/19/22	11,019	11,019	11,019
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22	€15,000	16,982	16,246
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23	$30,155	30,155	30,155
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+838	1.0%	11/25/21	30,000	30,000	29,235
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23	35,613	35,613	36,147
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+861	1.0%	9/25/21	33,188	33,188	33,353

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC	(e)(g)(h)	Capital Goods	L+770	1.0%	11/18/23	$126,107	$126,107	$128,314
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.0%	11/18/23	33,282	33,282	33,865
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22	80,249	80,249	81,051
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20	91,386	91,122	91,728
Sports Authority, Inc.	(g)(l)(r)	Retailing	L+600	1.5%	11/16/17	6,318	4,382	453
SSC (Lux) Limited S.à r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	45,511
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,229	4,256
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	4,319	4,260	4,319
Transplace Texas, LP	(e)(g)(h)	Transportation	L+744	1.0%	9/16/21	24,486	24,486	24,670
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	53,060	53,060	52,794
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+782	1.0%	1/5/22	55,000	55,000	55,116
USI Senior Holdings, Inc.	(g)(q)	Capital Goods	L+725	1.0%	1/5/22	13,095	13,095	13,123
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,538
VPG Group Holdings LLC	(e)(g)(h)	Materials	L+900	1.0%	6/30/18	61,145	61,007	60,992
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,021	2,021	1,989
Warren Resources, Inc.	(g)(q)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	144	144	141
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,312	94,312	95,845
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,790	9,928
Zeta Interactive Holdings Corp.	(g)(s)	Software & Services	L+750	1.0%	7/29/22	2,857	2,832	2,884
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,804
Zeta Interactive Holdings Corp.	(g)(q)(s)	Software & Services	L+750	1.0%	7/29/22	457	457	464

Total Senior Secured Loans—First Lien							2,437,996	2,436,048
Unfunded Loan Commitments							(201,819)	(201,819)

Net Senior Secured Loans—First Lien							2,236,177	2,234,229

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—16.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	$4,444	$4,308	$4,433
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24	18,000	17,550	17,370
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,876	3,876	4,012
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8,035	8,035	8,075
ASG Technologies Group, Inc.	(g)(t)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	24,611	18,766	24,241
Brock Holdings III, Inc.	(g)	Energy	Prime+725		3/16/18	6,923	6,900	6,698
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,110	10,110	10,110
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	750	750	750
Chisholm Oil and Gas Operating, LLC	(g)(q)	Energy	L+800	1.0%	3/21/24	250	250	250
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	5,261	4,840	5,303
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,399	11,520
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,395	14,550
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,531	37,514	37,719
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	20,339	20,180	19,320
National Surgical Hospitals, Inc.	(e)(h)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,134
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,489	16,633
Paw Luxco II Sarl	(f)(j)(l)(r)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	21,013	849
PSAV Acquisition Corp.	(e)(g)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,162	80,400
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,890	24,300
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	56,776	56,776	56,705

Total Senior Secured Loans—Second Lien							392,203	373,372
Unfunded Loan Commitments							(250)	(250)

Net Senior Secured Loans—Second Lien							391,953	373,122

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—7.4%
Advanced Lighting Technologies, Inc.	(f)(g)(t)	Materials	5.3%, 7.3% PIK (7.3% Max PIK)		6/1/19	$82,621	$32,222	$34,494
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6,000	6,000	5,925
Caesars Entertainment Resort Properties, LLC	(e)(g)(h)	Consumer Services	11.0%		10/1/21	24,248	24,042	26,461
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,629	75,561
Global A&T Electronics Ltd.	(g)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,959	5,093
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	129	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,384	18,704
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	5,000	5,000	4,973

Total Senior Secured Bonds							166,365	171,343

Subordinated Debt—25.3%
Ascent Resources Utica Holdings, LLC	(g)(i)	Energy	10.0%		4/1/22	40,000	40,000	41,375
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%		1/15/18	14,935	14,940	13,168
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,933	4,766
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,972
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,010	5,242
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	21,800	22,523	22,954
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	65,000	64,158	64,594
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	247	203
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	759	759	754
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,824	4,824	4,794
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	997	997	991
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	938	938	933
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	69,267	69,267	68,834
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,329	11,329	11,258
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,932	5,932	5,895

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$12,127	$12,127	$12,051
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,903	11,903	11,829
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	603	603	603
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,535	5,317
Mood Media Corp.	(g)(j)	Media	10.0%		8/6/23	6,460	5,708	6,428
Mood Media Corp.	(f)(g)(j)	Media	9.3%		10/15/20	43,135	42,446	30,195
NewStar Financial, Inc.	(g)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,850	70,125
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,721	11,435
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,047	10,193
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	127	127	132
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	7,005	7,247
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,346	14,442
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,444	7,731
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	139,871	139,871	126,583
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,382	5,382	5,281

Total Subordinated Debt							602,845	585,325

Collateralized Securities—2.8%
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	11.1%		10/25/25	21,000	11,580	13,320
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,479	1,560
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	15.8%		1/25/27	17,900	14,072	14,493
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	11.2%		10/25/21	10,000	747	772
Stone Tower CLO VI Class Subord.	(f)(j)	Diversified Financials	23.6%		4/17/21	5,000	923	2,457
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	18.9%		1/15/26	42,504	22,661	31,321

Total Collateralized Securities							51,462	63,923

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—21.5%(k)
5 Arches, LLC, Common Equity	(g)(j)(l)(n)	Diversified Financials	9,475	$250	$250
Advanced Lighting Technologies, Inc., Preferred Equity	(g)(l)(t)	Materials	3,652	—	—
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	934,959	935	935
Amaya Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services	2,000,000	16,832	17,140
AP Exhaust Holdings, LLC, Common Equity	(g)(l)(n)	Automobiles & Components	811	811	811
APP Holdings, LP, Warrants, 5/25/2026	(g)(j)(l)	Capital Goods	698,482	2,545	3,425
Aquilex Corp., Common Equity, Class A Shares	(g)(l)(n)	Commercial & Professional Services	15,128	1,087	4,529
Aquilex Corp., Common Equity, Class B Shares	(g)(l)(n)	Commercial & Professional Services	32,637	1,690	9,772
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy	96,800,082	29,100	23,038
ASG Technologies Group, Inc., Common Equity	(g)(l)(t)	Software & Services	1,689,767	36,422	65,647
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services	229,541	6,542	3,925
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services	428,935	20,197	20,632
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing	3,451,216	1,898	276
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy	53,793	54	54
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods	391,300	391	391
Eastman Kodak Co., Common Equity	(g)(l)	Consumer Durables & Apparel	61,859	1,203	711
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy	21,000	21,000	9,975
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy	3,937	2,601	1,890
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy	87,400	21,850	39,330
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy	70,875	17,719	33,666
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services	14,943	15,011	16,437
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services	42,281,308	42,281	42,281
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing	375	1,118	1,144
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods	2,333,333	2,333	5,833
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media	33,034	3,783	3,254
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials	441,238	441	772
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods	4,401	464	108
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods	1,303	1,303	1,303
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods	483	483	539
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods	—	—	—
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials	972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	4,499	44,355	41,847
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods	490,213	490	147
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods	53,073	553	106
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods	55	553	841

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods	23	$229	$232
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(j)(l)	Diversified Financials	3,000,000	15,058	6,480
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services	1,041,667	1,042	1,250
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods	1,384,615	1,385	1,385
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	32,500
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy	324,954	1,997	1,902
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services	6,672,036	6,932	7,741
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	662
Safariland, LLC, Common Equity	(f)(l)	Capital Goods	25,000	2,500	10,673
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods	2,263	246	966
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods	2,273	227	970
SandRidge Energy, Inc., Common Equity	(g)(j)(l)	Energy	421,682	9,413	7,797
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services	33,306	3,400	9,262
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,464	12,469
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services	1,293	1	203
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services	19,388	12	3,453
Sequential Brands Group, Inc., Common Equity	(g)(l)	Consumer Durables & Apparel	206,664	2,790	804
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services	46,163	—	36,649
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services	113,636	2,273	2,273
Sunnova Energy Corp., Common Equity	(g)(l)	Energy	192,389	722	1,102
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy	18,182	97	104
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods	51,813	5,181	—
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel	120,365	207	211
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel	124,445	214	219
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel	253,057	436	444
VPG Group Holdings LLC, Class A-2 Units	(f)(l)	Materials	3,637,500	3,638	2,546
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy	113,515	534	488
Zeta Interactive Holdings Corp., Preferred Equity	(g)(l)	Software & Services	215,662	1,714	1,970

Total Equity/Other				380,057	496,226

TOTAL INVESTMENTS—169.8%				$3,828,859	3,924,168

LIABILITIES IN EXCESS OF OTHER ASSETS—(69.8%)					(1,612,533)

NET ASSETS—100%					$2,311,635

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.15%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.00%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	Position or portion thereof unsettled as of March 31, 2017.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2017, 83.2% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(r)	Asset is on non-accrual status.

(s)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of March 31, 2017 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.	$54,766	—	$160	—	$21	—	$(18)	$54,929	$1,375	—	—
Aspect Software, Inc.(1)(2)	—	$634	$103	$(178)	—	—	$(2)	$557	$18	$15	—
Aspect Software, Inc.(2)	—	$697	—	$(4)	—	—	$2	$695	$20	$3	—
Aspect Software, Inc.(2)(3)	—	$—	—	—	—	—	—	$—	—	$11	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	$23,872	—	—	—	$233	—	$136	$24,241	$971	—	—
Logan’s Roadhouse, Inc.	$15,415	—	$4,061	—	$5	—	$(161)	$19,320	$460	—	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	$32,222	—	—	—	—	$2,272	$34,494	$1,446	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Preferred Equity	—	$—	—	—	—	—	—	$—	—	—	—
ASG Technologies Group, Inc., Common Equity	$79,673	—	—	—	—	—	$(14,026)	$65,647	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	$5,830	—	—	—	—	—	$(1,905)	$3,925	—	—	—
Aspect Software, Inc.(2)	—	$19,792	$100	—	—	$305	$435	$20,632	—	—	—
Fronton Investor Holdings, LLC, Class B Units	$15,092	—	—	—	—	—	$1,345	$16,437	—	—	—
Roadhouse Holding Inc., Common Equity	$8,147	—	—	—	—	—	$(406)	$7,741	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $458 and a fair value of $457.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(2)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(3)	Security is an unfunded commitment with an amortized cost of $361 and a fair value of $361.

(u)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2017, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the three months ended March 31, 2017, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
Swiss Watch International, Inc.(1)	—	$12,185	—	$(1,615)	—	$(10,570)	—	—	—	—	—
Swiss Watch International, Inc.(1)	—	$42,301	—	—	—	$(42,301)	—	—	$(7)	—	—
Senior Secured Loans—Second Lien
JW Aluminum Co.	$38,039	—	$146	—	$1	—	$(467)	$37,719	$889	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$45,031	—	$848	—	—	—	$(4,032)	$41,847	$1,614	—	—
SWI Holdco LLC, Common Equity(1)	—	$—	$8	—	—	$(8)	—	—	—	—	—

(1)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+955	1.0%	3/26/21	$1,071	$1,071	$1,083
H.M. Dunn Co., Inc.	(g)(q)	Capital Goods	L+775	1.0%	3/26/21	357	357	361
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,655	75,655	76,601
Imagine Communications Corp.	(g)(q)	Media	L+825	1.0%	4/29/20	28,600	28,600	28,958
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	20,757	20,757	21,069
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	32,613	32,613	33,102
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	6,332	6,332	6,332
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	70,700
Leading Edge Aviation Services, Inc.	(e)(f)(h)	Capital Goods	L+875	1.5%	6/30/19	30,254	30,119	30,254
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+875	1.5%	6/30/19	€27,188	36,988	28,692
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+875	1.5%	6/30/19	$9,538	9,538	9,538
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,853	12,853	12,355
Micronics, Inc.	(e)(g)(h)	Capital Goods	L+800	1.3%	12/11/19	63,461	63,271	63,461
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	6/30/19	6,698	6,665	6,546
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	15,000	14,413	15,150
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	6/30/19	4,869	4,846	4,759
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	52	52	52
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	4/27/20	87	87	87
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+841	1.0%	4/27/21	1,056	1,056	1,072
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+813	1.0%	9/2/22	26,771	26,771	26,771
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	4,479	4,479	4,479
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+859	1.3%	9/10/19	17,269	17,269	16,751
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	43,879	43,879	44,318
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/20/21	10,511	10,511	10,564
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/20/21	€15,000	16,982	15,830
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+839	1.0%	11/25/21	$30,000	30,000	29,189
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/22/21	35,844	35,844	36,381
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+802	1.0%	9/25/21	33,188	33,188	33,188
Safariland, LLC	(e)(g)(h)	Capital Goods	L+769	1.0%	11/18/23	126,107	126,107	125,792
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.0%	11/18/23	33,282	33,282	33,199
Sequential Brands Group, Inc.	(e)(g)(h)(j)	Consumer Durables & Apparel	L+900		7/1/22	80,652	80,652	81,459

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20	$91,621	$91,339	$90,933
Sports Authority, Inc.	(g)(l)(r)	Retailing	L+600	1.5%	11/16/17	6,318	5,108	1,287
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,210	4,253
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	4,703	4,633	4,750
Swiss Watch International, Inc.	(g)(l)(r)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	12,185	12,185	4,875
Swiss Watch International, Inc.	(e)(g)(l)(r)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	42,611	42,301	—
Transplace Texas, LP	(e)(g)(h)	Transportation	L+744	1.0%	9/16/21	24,486	24,486	24,486
Transplace Texas, LP	(g)(q)	Transportation	L+700	1.0%	9/16/21	541	541	541
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	53,435	53,435	53,435
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,693
VPG Group Holdings LLC	(e)(g)(h)	Materials	L+900	1.0%	6/30/18	61,795	61,629	61,331
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,016	2,016	2,016
Warren Resources, Inc.	(g)(q)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	144	144	144
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,553	94,553	96,326
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,792	9,863
Zeta Interactive Holdings Corp.	(g)(s)	Software & Services	L+750	1.0%	7/29/22	2,857	2,831	2,876
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,793
Zeta Interactive Holdings Corp.	(g)(q)(s)	Software & Services	L+750	1.0%	7/29/22	457	457	461

Total Senior Secured Loans—First Lien							2,178,392	2,121,674
Unfunded Loan Commitments							(186,233)	(186,233)

Net Senior Secured Loans—First Lien							1,992,159	1,935,441

Senior Secured Loans—Second Lien—26.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,310
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,763	3,763	3,279
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	7,955	7,955	7,994

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ascent Resources—Utica, LLC	(e)(f)(g)(h)	Energy	L+950	1.5%	9/30/18	$186,037	$185,553	$187,665
ASG Technologies Group, Inc.	(g)(t)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	24,611	18,533	23,872
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,893	6,611
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,047	10,047	9,896
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,982	6,582
DEI Sales, Inc.	(e)(f)(g)(h)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	64,654	64,431	62,229
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,394	11,520
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,371	11,874
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,385	37,367	38,039
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	16,114	16,114	15,415
National Surgical Hospitals, Inc.	(e)(h)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,014
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,481	16,341
Paw Luxco II Sarl	(f)(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,914	2,055
PSAV Acquisition Corp.	(e)(g)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,130	80,000
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,885	24,825
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	56,776	56,776	56,634

Total Senior Secured Loans—Second Lien							619,892	599,155

Senior Secured Bonds—6.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,670	28,103
Caesars Entertainment Resort Properties, LLC	(e)(g)(h)	Consumer Services	11.0%		10/1/21	24,248	24,026	26,497
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,520	76,589
Global A&T Electronics Ltd.	(g)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,955	5,328
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	129	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,357	17,709
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	5,000	5,000	5,112

Total Senior Secured Bonds							205,657	159,470

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—19.8%
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%		1/15/18	$14,935	$14,944	$12,881
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,928	4,922
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,972
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,010	5,117
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	21,800	22,555	22,509
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	245	188
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	66,763	66,763	66,346
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,919	10,919	10,851
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,718	5,718	5,682
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	11,688	11,688	11,615
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,473	11,473	11,473
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	585	585	585
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,505	5,579
Mood Media Corp.	(g)(i)(j)	Media	10.0%		8/6/23	6,460	5,689	5,976
Mood Media Corp.	(f)(g)(j)	Media	9.3%		10/15/20	43,135	42,402	26,744
NewStar Financial, Inc.	(g)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,615	65,250
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,743	11,223

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	$10,155	$10,044	$10,206
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	127	127	129
SandRidge Energy, Inc.	(g)(j)(l)	Energy	—%		10/4/20	4,405	5,871	5,530
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	6,999	7,203
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,314	13,913
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,363	7,404
ThermaSys Corp.	(e)(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	138,106	138,106	110,312
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,355	5,355	5,234

Total Subordinated Debt							498,080	454,045

Collateralized Securities—3.1%
ACASC 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	12.5%		10/25/25	30,500	17,799	20,270
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,477	1,472
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	16.4%		1/25/27	17,900	14,272	14,300
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	17.6%		10/25/21	10,000	741	1,105
Stone Tower CLO VI Class Subord.	(f)(j)	Diversified Financials	23.6%		4/17/21	5,000	1,636	2,434
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	19.9%		1/15/26	42,504	23,300	32,477

Total Collateralized Securities							59,225	72,058

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.1%(k)
5 Arches, LLC, Common Equity	(g)(j)(l)(n)	Diversified Financials	9,475	$250	$250
A.P. Plasman Inc., Warrants, 5/25/2026	(g)(j)(l)	Capital Goods	698,482	2,545	3,073
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	888,211	888	888
Amaya Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services	2,000,000	16,832	13,360
AP Exhaust Holdings, LLC, Common Equity	(g)(l)(n)	Automobiles & Components	811	811	41
Aquilex Corp., Common Equity, Class A Shares	(g)(l)(n)	Commercial & Professional Services	15,128	1,087	4,529
Aquilex Corp., Common Equity, Class B Shares	(g)(l)(n)	Commercial & Professional Services	32,637	1,690	9,772
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy	96,800,082	29,100	21,683
ASG Technologies Group, Inc., Common Equity	(g)(l)(t)	Software & Services	1,689,767	36,422	79,673
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services	229,541	6,542	5,830
Aspect Software, Inc., Common Equity	(g)(l)	Software & Services	409,967	19,792	22,384
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing	3,451,216	1,898	276
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods	391,300	391	391
Eastman Kodak Co., Common Equity	(g)(l)	Consumer Durables & Apparel	61,859	1,203	959
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy	21,000	21,000	10,133
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy	3,937	2,601	1,919
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy	87,400	21,850	39,986
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy	70,875	17,719	34,197
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services	14,943	15,011	15,092
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services	42,281,308	42,281	42,281
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing	375	1,118	1,148
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods	2,333,333	2,333	5,367
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media	33,034	3,783	3,191
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials	441,238	441	772
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods	483	483	539
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials	972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	4,499	43,507	45,031
Leading Edge Aviation Services, Inc., Common Equity	(f)(l)	Capital Goods	4,401	464	137
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(l)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods	490,213	490	98

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Micronics, Inc., Common Equity	(g)(l)	Capital Goods	53,073	$553	$403
Micronics, Inc., Preferred Equity	(g)(l)	Capital Goods	55	553	740
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(j)(l)	Diversified Financials	3,000,000	15,058	8,310
North Haven Cadence Buyer, Inc., Common Equity	(g)(l)	Consumer Services	1,041,667	1,042	1,094
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy	324,954	1,997	1,997
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services	6,672,036	6,932	8,147
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	571
Safariland, LLC, Common Equity	(f)(l)	Capital Goods	25,000	2,500	11,535
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods	2,263	246	1,044
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods	2,273	227	1,049
SandRidge Energy, Inc., Common Equity	(g)(j)(l)	Energy	186,853	4,671	4,400
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services	33,306	3,400	9,682
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,174	12,179
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services	1,293	1	219
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services	19,388	12	3,697
Sequential Brands Group, Inc., Common Equity	(g)(j)(l)	Consumer Durables & Apparel	206,664	2,790	967
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services	46,163	—	38,989
Sunnova Energy Corp., Common Equity	(g)(l)	Energy	192,389	722	1,045
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy	18,182	97	99
SWI Holdco LLC, Common Equity	(g)(l)	Consumer Durables & Apparel	950	—	2,613
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(l)	Materials	3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy	113,515	534	488
Zeta Interactive Holdings Corp., Preferred Equity	(g)(l)	Software & Services	215,662	1,714	1,931

Total Equity/Other				368,927	506,647

TOTAL INVESTMENTS—162.2%				$3,743,940	3,726,816

LIABILITIES IN EXCESS OF OTHER ASSETS—(62.2%)					(1,429,439)

NET ASSETS—100%					$2,297,377

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2016.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 81.8% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(r)	Asset is on non-accrual status.

(s)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.	$38,321	$15,628	—	$44	—	$773	$54,766	$4,841	—	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	—	$18,069	—	$464	—	$5,339	$23,872	$1,818	$738	—
Logan’s Roadhouse, Inc.	—	$16,114	—	—	—	$(699)	$15,415	$165	$14	—
Equity/Other
ASG Technologies Group, Inc., Common Equity	$77,898	—	—	—	—	$1,775	$79,673	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	—	$6,542	—	—	—	$(712)	$5,830	—	—	—
Fronton Investor Holdings, LLC, Class B Units	$16,138	—	$(1,874)	—	—	$828	$15,092	—	—	$224
Roadhouse Holding Inc., Common Equity	—	$6,932	—	—	—	$1,215	$8,147	—	—	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(a)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—Second Lien
JW Aluminum Co.	$32,887	$4,478	—	$2	—	$672	$38,039	$3,338	—	—
Senior Secured Bonds
JW Aluminum Co.	—	$8,060	$(8,141)	$107	$(26)	—	—	$210	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$43,844	$406	—	—	—	$781	$45,031	$35	—	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2017, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser, FB Income Advisor, LLC, or FB Advisor, will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: Pursuant to the terms of the amended and restated investment advisory agreement, dated July 17, 2014, or the investment advisory agreement, by and between the Company and FB Advisor, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	536,304	$5,350	—	—

Net Proceeds from Share Transactions	536,304	$5,350	—	—

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the three months ended March 31, 2017, the Company issued 536,304 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $5,350 at an average price per share of $9.98. During the three months ended March 31, 2016, the administrator for the Company’s DRP purchased 619,897 shares of common stock in the open market at an average price per share of $9.05 (totaling $5,612) pursuant to the Company’s DRP and distributed such shares to participants in the Company’s DRP. During the period from April 1, 2017 to May 9, 2017, the Company issued an additional 553,349 shares of common stock pursuant to its DRP for gross proceeds of $5,235 at an average price per share of $9.46. For additional information regarding the terms of the DRP, see Note 5.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, FB Advisor is entitled to an annual base management fee equal to 1.75% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Base management fees are paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, the fee payable to FB Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to an investment sub-advisory agreement, or the investment sub-advisory agreement, between FB Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, GDFM will receive 50% of all management and incentive fees payable to FB Advisor under the investment advisory agreement with respect to each year.

On April 16, 2014, the Company entered into an administration agreement with FB Advisor, or the administration agreement, which governs the administrative services provided to the Company by FB Advisor. Pursuant to the administration agreement, the Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, providing administrative services to the Company on behalf of FB Advisor. The Company reimburses FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FB Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2017 and 2016:

Related Party	Source Agreement	Description	Three Months Ended March 31,
			2017	2016
FB Advisor	Investment Advisory Agreement	Base Management Fee(1)	$18,367	$17,812
FB Advisor	Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$13,147	$12,485
FB Advisor	Administration Agreement	Administrative Services Expenses(3)	$734	$1,196

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(1)	During the three months ended March 31, 2017 and 2016, $18,022 and $18,415, respectively, in base management fees were paid to FB Advisor. As of March 31, 2017, $18,367 in base management fees were payable to FB Advisor.

(2)	During the three months ended March 31, 2017 and 2016, $12,885 and $13,374, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2017, a subordinated incentive fee on income of $13,147 was payable to FB Advisor.

(3)	During the three months ended March 31, 2017 and 2016, $650 and $1,124, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $904 and $1,164, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2017 and 2016.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain others funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FB Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. For additional information regarding potential conflicts of interest, please see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.2228	$54,093
Fiscal 2017
March 31, 2017	$0.2228	$54,485

On May 3, 2017, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about July 5, 2017 to stockholders of record as of the close of business on June 21, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,485	100%	54,093	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$54,485	100%	$54,093	100%

(1)	During the three months ended March 31, 2017 and 2016, 90.6% and 89.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.4% and 2.9%, respectively, was attributable to non-cash accretion of discount and 8.0% and 8.0%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $44,846 and $49,516, respectively. As of March 31, 2017 and December 31, 2016, the Company had $143,951 and $153,590 of undistributed net investment income, respectively, and $173,189 and $73,184, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes and the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
GAAP-basis net investment income	$52,590	$49,938
Income subject to tax not recorded for GAAP	(71)	—
GAAP versus tax-basis impact of consolidation of certain subsidiaries	3,033	1,054
Reclassification or deferral of unamortized original issue discount and prepayment fees	(10,818)	(1,549)
Other miscellaneous differences	112	73

Tax-basis net investment income	$44,846	$49,516

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

As of March 31, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$143,951	$153,590
Distributable realized gains (accumulated capital losses)(1)	(173,189)	(73,184)
Other temporary differences	(289)	(300)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	77,561	(44,013)

Total	$48,034	$36,093

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010 may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $31,503 and $141,686, respectively.

(2)	As of March 31, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $228,531 and $226,121, respectively. As of March 31, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $150,970 and $270,134, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,855,340 and $3,780,294 as of March 31, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $68,828 and $(53,478) as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had a deferred tax liability of $22,707 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $23,151 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $444. For the three months ended March 31, 2017, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,236,177	$2,234,229	57%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	391,953	373,122	9%	619,892	599,155	16%
Senior Secured Bonds	166,365	171,343	4%	205,657	159,470	4%
Subordinated Debt	602,845	585,325	15%	498,080	454,045	12%
Collateralized Securities	51,462	63,923	2%	59,225	72,058	2%
Equity/Other	380,057	496,226	13%	368,927	506,647	14%

Total	$3,828,859	$3,924,168	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2017, the Company was deemed to “control” JW Aluminum Co., as defined in the 1940 Act, in which the Company has one senior secured loan investment and two equity/other investments. As of March 31, 2017, the Company was deemed to be an “affiliated person”, as defined in the 1940 Act, of Advanced Lighting Technologies, Inc., in which the Company has one senior secured bond investment and one equity/other investment, ASG Technologies Group, Inc., in which the Company has two senior secured loan investments and two equity/other investments, Aspect Software, Inc., in which the Company has two senior secured loan investments, two unfunded senior secured loan commitments and one equity/other investment, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which the Company has one senior secured loan investment and one equity/other investment, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment. As of March 31, 2017, except for these portfolio companies, the Company did not “control” and was not an “affiliated person”, each as defined in the 1940 Act, of any of its portfolio companies.

As of December 31, 2016, the Company was deemed to “control” JW Aluminum Co., as defined in the 1940 Act, in which the Company has one senior secured loan investment and two equity/other investments. As of December 31, 2016, the Company was deemed to be an “affiliated person”, as defined in the 1940 Act, of ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which the Company has two senior secured loan investments and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which the Company has one senior secured loan investment and one equity/other investment, and Fronton Investor Holdings, LLC, in which the Company has an equity/other investment. As of December 31, 2016, except for these portfolio companies, the Company did not “control” and was not an “affiliated person”, each as defined in the 1940 Act, of any of its portfolio companies.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $202,069, one unfunded commitment to purchase up to $315 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $21 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2017 and the Company’s audited consolidated schedule of investments as of December 31, 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$30,388	1%	$27,525	1%
Capital Goods	954,871	24%	708,946	19%
Commercial & Professional Services	518,563	13%	514,682	14%
Consumer Durables & Apparel	193,448	5%	198,752	5%
Consumer Services	330,286	9%	343,211	9%
Diversified Financials	205,028	5%	184,355	5%
Energy	288,713	7%	432,047	12%
Health Care Equipment & Services	247,201	6%	199,064	5%
Materials	278,197	7%	263,849	7%
Media	117,510	3%	113,455	3%
Retailing	140,828	4%	110,262	3%
Semiconductors & Semiconductor Equipment	5,093	0%	5,328	0%
Software & Services	247,605	6%	265,501	7%
Technology Hardware & Equipment	112,900	3%	108,500	3%
Telecommunication Services	161,523	4%	161,544	4%
Transportation	92,014	3%	89,795	3%

Total	$3,924,168	100%	$3,726,816	100%

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

As of March 31, 2017 and December 31, 2016, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$9,312	$6,326
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,914,856	3,720,490

	$3,924,168	$3,726,816

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

The secured borrowing as of March 31, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of March 31, 2017 and December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,891	2,880

	$2,891	$2,880

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-four senior secured loan investments, five senior secured bond investments and seventeen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity investments, which were traded on an active public market, were valued at their respective closing price as of March 31, 2017. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the three months ended March 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	425	1,076	160	414	2	1	2,078
Net realized gain (loss)	(53,064)	200	(47,058)	(1,130)	(266)	297	(101,021)
Net change in unrealized appreciation (depreciation)	54,770	1,906	51,165	26,515	(372)	(19,795)	114,189
Purchases	335,783	51,826	38,221	104,143	—	4,974	534,947
Paid-in-kind interest	280	987	—	6,077	—	1,137	8,481
Sales and repayments	(39,406)	(282,028)	(30,615)	(4,739)	(7,499)	(21)	(364,308)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,234,229	$373,122	$171,343	$585,325	$63,923	$486,914	$3,914,856

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,805	$1,814	$1,594	$26,172	$(372)	$(17,179)	$17,834

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	496	354	1,769	443	—	26	3,088
Net realized gain (loss)	(75)	219	(14,688)	(405)	—	1,170	(13,779)
Net change in unrealized appreciation (depreciation)	8,198	1,216	(24,721)	(12,644)	(3,509)	(15,039)	(46,499)
Purchases	19,943	—	—	11,516	—	24,158	55,617
Paid-in-kind interest	295	1,914	—	5,440	—	633	8,282
Sales and repayments	(110,016)	(40,581)	(10,453)	(1,395)	(3,013)	(3,670)	(169,128)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$2,092,670	$587,936	$192,661	$441,369	$78,485	$471,635	$3,864,756

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$9,389	$1,110	$(24,721)	$(12,644)	$(3,509)	$(11,951)	$(42,326)

(1)	There was one transfer of an investment from Level 3 to Level 1 during the three months ended March 31, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the three months ended March 31, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Three Months Ended March 31, 2017
Secured Borrowing
Fair value at beginning of period	$(2,880)
Amortization of premium (accretion of discount)	(1)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(10)
Repayments on secured borrowing	—
Paid-in-kind interest	—
Proceeds from secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(2,891)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at March 31, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,886,737	Market Comparables	Market Yield (%)	5.6% - 16.7%	9.7%
	55,993	Other(2)	Other(2)	N/A	N/A
	181,609	Market Quotes	Indicative Dealer Quotes	6.0% - 102.0%	100.4%
	109,890	Cost	Cost	99.0% - 99.0%	99.0%
Senior Secured Loans—Second Lien	179,865	Market Comparables	Market Yield (%)	8.5% - 16.8%	10.5%
	34,146	Other(2)	Other(2)	N/A	N/A
	158,361	Market Quotes	Indicative Dealer Quotes	2.9% - 101.4%	95.7%
	750	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Bonds	121,085	Market Comparables	Market Yield (%)	8.5% - 9.8%	8.8%
			EBITDA Multiples (x)	4.8x - 6.3x	6.0x
.			Production Multiples (Mboe/d)	$40,000.0 - $42,500.0	$41,250.0
			Proved Reserves Multiples (Mmboe)	$11.5 - $12.5	$12.0
			PV-10 Multiples (x)	0.8x - 0.9x	0.8x
	50,258	Market Quotes	Indicative Dealer Quotes	72.5% - 109.3%	99.8%
Subordinated Debt	411,876	Market Comparables	Market Yield (%)	8.0% - 16.5%	13.8%
			EBITDA Multiples (x)	8.5x - 11.5x	8.8x
	173,449	Market Quotes	Indicative Dealer Quotes	68.6% - 105.8%	93.2%
Collateralized Securities	63,923	Market Quotes	Indicative Dealer Quotes	7.7% - 100.0%	72.1%
Equity/Other	404,899	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			EBITDA Multiples (x)	4.8x - 14.8x	8.0x
			Production Multiples (Mboe/d)	$37,500.0 - $42,500.0	$38,804.8
			Proved Reserves Multiples (Mmboe)	$5.9 - $12.5	$11.1
			Production Multiples (MMcfe/d)	$2,375.0 - $2,625.0	$2,500.0
			Proved Reserves Multiples (Bcfe)	$1.1 - $1.2	$1.1
			PV-10 Multiples (x)	0.8x - 6.6x	3.5x
			Undeveloped Acreage Multiples ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
		Discounted Cash Flow	Discount Rate (%)	22.8% - 24.8%	23.8%
		Option Valuation Model	Volatility (%)	32.5% - 42.5%	39.4%
	81,961	Other(2)	Other(2)	N/A	N/A
	54	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,914,856

Secured Borrowing	$(2,891)	Market Comparables	Market Yield (%)	(6.1)% - (7.1)%	(6.6)%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,575,465	Market Comparables	Market Yield (%)	5.5% - 17.3%	10.0%
	93,703	Other(2)	Other(2)	N/A	N/A
	203,773	Market Quotes	Indicative Dealer Quotes	18.2% - 104.1%	99.6%
	62,500	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	458,403	Market Comparables	Market Yield (%)	8.8% - 26.0%	12.4%
	140,752	Market Quotes	Indicative Dealer Quotes	8.8% - 101.0%	93.3%
Senior Secured Bonds	109,936	Market Comparables	Market Yield (%)	7.5% - 9.0%	7.8%
			EBITDA Multiples (x)	6.3x - 7.3x	6.5x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	49,534	Market Quotes	Indicative Dealer Quotes	76.0% - 109.6%	98.5%
Subordinated Debt	321,853	Market Comparables	Market Yield (%)	8.0% - 15.3%	13.0%
			EBITDA Multiples (x)	7.3x - 10.3x	8.7x
	132,192	Market Quotes	Indicative Dealer Quotes	60.8% - 125.5%	89.0%
Collateralized Securities	72,058	Market Quotes	Indicative Dealer Quotes	11.1% - 94.3%	72.7%
Equity/Other	453,246	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	8.8x
			Production Multiples (Mboe/d)	$2,225.0 - $50,000.0	$42,391.6
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.8
			Undeveloped Acreage Multiples ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 24.8%	19.9%
		Option Valuation Model	Volatility (%)	34.5% - 41.0%	39.5%
	47,075	Other(2)	Other(2)	N/A	N/A

Total	$3,720,490

Secured Borrowing	$(2,880)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

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

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2017 and December 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of March 31, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.25%	$180,128	(1)	$147,372	March 16, 2021
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €42,188 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017 to reflect total amount outstanding in U.S. dollars.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $1,791,799 and 4.03%, respectively. As of March 31, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.01%.

	As of December 31, 2016
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

As of March 31, 2017 and December 31, 2016, $150,000 was outstanding under the Hamilton Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,637 in connection with obtaining the Hamilton Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $1,543 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Hamilton Street credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$1,382	—
Non-usage fees	—	—
Amortization of deferred financing costs	81	—

Total interest expense	$1,463	—

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Hamilton Street credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	—	—
Average borrowings under the facility	$150,000	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.69%	—
Weighted average interest rate (including the effect of non-usage fees)(2)	3.69%	—

(1)	Interest under the Hamilton Street credit facility is paid quarterly in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Hamilton Street are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

ING Credit Facility

On April 3, 2014, the Company entered into a senior secured revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto, or the ING credit facility. The ING credit facility originally provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $300,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $100,000 of additional commitments. The ING credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000. The Company’s obligations under the ING credit facility are guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries. The Company’s obligations under the ING credit facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder other than the equity interests of its special-purpose financing subsidiaries.

On March 16, 2017, the Company, certain subsidiary guarantors of the Company, the several banks and other financial institutions or entities from time to time party thereto and ING entered into a second amendment, or the Amendment, to the ING credit facility. The Amendment, among other things, (i) increased the lenders’ aggregate commitments under the ING credit facility to $327,500, (ii) extended the term of the revolving period to March 16, 2020 and the final maturity date to March 16, 2021, (iii) increased the size of the accordion

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

provision to permit increases to the lenders’ aggregate commitments under the ING credit facility up to $600,000 and (iv) decreased the Applicable Margin (as defined therein) to 1.25% with respect to any ABR Loan (as defined therein) and 2.25% with respect to any Eurocurrency Loan (as defined therein).

As of March 31, 2017 and December 31, 2016, $180,128 and $44,932, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €42,188 and €42,575, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $6,106 in connection with obtaining and amending the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $2,680 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$1,023	$823
Non-usage fees	252	237
Amortization of deferred financing costs	308	281

Total interest expense	$1,583	$1,341

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$1,353	$1,421
Average borrowings under the facility	$133,941	$114,174
Effective interest rate on borrowings (including the effect of non-usage fees)	3.68%	10.70%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.81%	3.67%

(1)	Interest under the ING credit facility is paid at the end of each interest period in arrears for borrowings in Euro and quarterly in arrears for base rate borrowings.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

JPM Financing

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was subsequently amended several times, or the JPM Facility. Prior to its termination, the Company and JPM had most recently amended the financing arrangement on April 28, 2016 to, among other things, reduce the amount of outstanding available debt financing from $725,000 to $650,000. On November 1, 2016, in connection with the entrance into

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

the Locust Street credit facility (as defined below), (i) the Class A Notes issued by Locust Street to Race Street were redeemed, (ii) the amended and restated global master repurchase agreement between Race Street and Locust Street was terminated and (iii) the JPM Facility was prepaid and terminated.

For the three months ended March 31, 2016, the components of total interest expense for the JPM Facility were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$6,363

Total interest expense	$6,363

For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	$9,967
Average borrowings under the facility	$774,451
Effective interest rate on borrowings	3.25%
Weighted average interest rate(2)	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

Amounts outstanding under the JPM Facility were considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

JPM Term Loan Facility

On November 1, 2016, Locust Street entered into a loan agreement, or the Locust Street loan agreement and, together with the related transaction documents, the Locust Street term loan facility, with JPM, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator, pursuant to which JPM advanced $625,000 to Locust Street. Advances outstanding under the Locust Street term loan facility bear interest at a rate equal to LIBOR for a three-month interest period plus a spread of 2.6833% per annum. Interest is payable in arrears beginning on January 15, 2017 and each quarter thereafter. Under the Locust Street loan agreement, Locust Street agreed to repay $200,000 of the aggregate principal amount of the advances on or before January 31, 2017, which repayment was satisfied in full in December 2016. All remaining outstanding advances under the Locust Street loan agreement will mature, and all accrued and unpaid interest thereunder, will be due and payable, on November 1, 2020.

As of March 31, 2017 and December 31, 2016, $425,000 was outstanding under the Locust Street term loan. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,481 in connection with obtaining the Locust Street term loan, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $4,023 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Locust Street credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$3,792	—
Non-usage fees	—	—
Amortization of deferred financing costs	276	—

Total interest expense	$4,068	—

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Locust Street credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$2,738	—
Average borrowings under the facility	$425,000	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.57%	—
Weighted average interest rate (including the effect of non-usage fees)(2)	3.57%	—

(1)	Interest under the Locust Street credit facility is paid quarterly in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

Amounts outstanding under the Locust Street term loan are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

As of March 31, 2017 and December 31, 2016, $400,000 of the 4.000% notes was outstanding. As of March 31, 2017, the fair value of the 4.000% notes was approximately $403,360. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of March 31, 2017, $257 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of March 31, 2017, $2,565 of such discount had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$4,000	$3,788
Amortization of deferred financing costs and discount	302	308

Total interest expense	$4,302	$4,096

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$8,000	$8,000
Average borrowings under the 4.000% notes	$400,000	$400,000
Effective interest rate on borrowings	4.00%	4.00%
Weighted average interest rate(2)	4.00%	4.00%

(1)	Interest under the 4.000% notes is paid semi-annually in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, $405,000 of the 4.250% notes was outstanding. As of March 31, 2017, the fair value of the 4.250% notes was approximately $409,396. The Company incurred costs of $1,747 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of March 31, 2017, $1,277 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $3,690 of discount against the carrying amount of such notes. As of March 31, 2017, $1,861 of such discount had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$4,303	$3,453
Amortization of deferred financing costs and discount	279	241

Total interest expense	$4,582	$3,694

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$8,607	$6,906
Average borrowings under the 4.250% notes	$405,000	$325,000
Effective interest rate on borrowings	4.25%	4.25%
Weighted average interest rate(2)	4.25%	4.25%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Interest under the 4.250% notes is paid semi-annually in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, $275,000 of the 4.750% notes was outstanding. As of March 31, 2017, the fair value of the 4.750% notes was approximately $282,034. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of March 31, 2017, $346 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of March 31, 2017, $2,431 of such discount had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the 4.750% notes were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$3,266	$3,265
Amortization of deferred financing costs and discount	134	135

Total interest expense	$3,400	$3,400

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	—	—
Average borrowings under the 4.750% notes	$275,000	$275,000
Effective interest rate on borrowings	4.75%	4.75%
Weighted average interest rate(2)	4.75%	4.75%

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of $2,891 and $2,880, respectively, and the fair value of the loan that is associated with the secured borrowing was $15,080 and $14,993, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the three months ended March 31, 2017, there were no new partial loan sales, fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$40	—
Amortization of discount	1	—

Total interest expense	$41	—

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$41	—
Average secured borrowing	$2,857	—
Effective interest rate on secured borrowing	5.53%	—
Weighted average interest rate(2)	5.50%	—

(1)	Interest under the secured borrowing is paid quarterly in arrears.
(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$9.41	$9.10
Results of operations(2)
Net investment income (loss)	0.22	0.85
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	0.04	0.35

Net increase (decrease) in net assets resulting from operations	0.26	1.20

Stockholder distributions(3)
Distributions from net investment income	(0.22)	(0.89)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.89)

Capital share transactions
Issuance of common stock(4)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.45	$9.41

Per share market value, end of period	$9.80	$10.30

Shares outstanding, end of period	244,599,661	244,063,357

Total return based on net asset value(5)	2.76%	13.19%

Total return based on market value(6)	(2.61)%	25.91%

Ratio/Supplemental Data:
Net assets, end of period	$2,311,635	$2,297,377

Ratio of net investment income to average net assets(7)	2.29%	9.32%

Ratio of total operating expenses to average net assets(7)	2.33%	9.69%

Portfolio turnover(8)	9.49%	29.65%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,837,985	$1,702,789

Asset coverage per unit(9)	2.26	2.35

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the three months ended March 31, 2017 and year ended December 31, 2016.

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

(6)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2017 and year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	0.57%	2.33%
Ratio of interest expense to average net assets	0.85%	3.33%
Ratio of excise taxes to average net assets	—	0.25%

(8)	Portfolio turnover for the three months ended March 31, 2017 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Fund Complex or any affiliate thereof;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•	future changes in laws or regulations and conditions in our operating areas; and

•	the price at which shares of our common stock may trade on the New York Stock Exchange, or NYSE.

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

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. FB Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationships and our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e., opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FB Advisor and GDFM.

In addition, we opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

We bear all other expenses of our operations and transactions, including all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing administrative services for us and administrative personnel paid by FB Advisor or GDFM. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2016.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2017 and for the Year Ended December 31, 2016

During the three months ended March 31, 2017, we made investments in portfolio companies totaling $539,689. During the same period, we sold investments for proceeds of $169,253 and received principal repayments of $195,055. As of March 31, 2017, our investment portfolio, with a total fair value of $3,924,168 (57% in first lien senior secured loans, 9% in second lien senior secured loans, 4% in senior secured bonds, 15% in subordinated debt, 2% in collateralized securities and 13% in equity/other), consisted of interests in 108 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $86.1 million. As of March 31, 2017, the debt investments in our portfolio were purchased at a weighted average price of 97.2% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.3% based upon the amortized cost of our investments. For the three months ended March 31, 2017, our total return based on net asset value was 2.76% and our total return based on market value was (2.61)%.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and year ended December 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Purchases	$539,689	$1,157,827
Sales and Redemptions	(364,308)	(1,588,498)

Net Portfolio Activity	$175,381	$(430,671)

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$335,783	62%	$896,207	77%
Senior Secured Loans—Second Lien	51,826	10%	52,526	5%
Senior Secured Bonds	38,221	7%	13,189	1%
Subordinated Debt	104,143	19%	67,563	6%
Collateralized Securities	—	—	4,575	0%
Equity/Other	9,716	2%	123,767	11%

Total	$539,689	100%	$1,157,827	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,236,177	$2,234,229	57%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	391,953	373,122	9%	619,892	599,155	16%
Senior Secured Bonds	166,365	171,343	4%	205,657	159,470	4%
Subordinated Debt	602,845	585,325	15%	498,080	454,045	12%
Collateralized Securities	51,462	63,923	2%	59,225	72,058	2%
Equity/Other	380,057	496,226	13%	368,927	506,647	14%

Total	$3,828,859	$3,924,168	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Number of Portfolio Companies	108	102
% Variable Rate (based on fair value)	65.5%	67.0%
% Fixed Rate (based on fair value)	21.8%	19.4%
% Income Producing Equity/Other Investments (based on fair value)	2.7%	2.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.0%	10.9%
Average Annual EBITDA of Portfolio Companies	$86,100	$100,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.2%	98.6%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.1%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2017 and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$429,407	$1,113,309
Exited Investments (including partial paydowns)	(322,068)	(1,296,693)

Net Direct Originations	$107,339	$(183,384)

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$348,809	81%	$913,941	82%
Senior Secured Loans—Second Lien	4,780	1%	56,376	5%
Senior Secured Bonds	6,000	2%	13,273	1%
Subordinated Debt	65,000	15%	33,187	3%
Collateralized Securities	—	—	—	—
Equity/Other	4,818	1%	96,532	9%

Total	$429,407	100%	$1,113,309	100%

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$35,784	$29,298
Weighted Average Maturity for New Direct Originations	3/2/23	4/24/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.0%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.1%	8.9%

The following table presents certain selected information regarding our direct originations as of March 31, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	March 31, 2017	December 31, 2016
Number of Portfolio Companies	73	67
Average Annual EBITDA of Portfolio Companies	$64,700	$64,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.5x	4.8x
% of Investments on Non-Accrual	—	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,430,320	87%	$3,264,395	88%
Opportunistic	384,288	10%	352,937	9%
Broadly Syndicated/Other	109,560	3%	109,484	3%

Total	$3,924,168	100%	$3,726,816	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$30,388	1%	$27,525	1%
Capital Goods	954,871	24%	708,946	19%
Commercial & Professional Services	518,563	13%	514,682	14%
Consumer Durables & Apparel	193,448	5%	198,752	5%
Consumer Services	330,286	9%	343,211	9%
Diversified Financials	205,028	5%	184,355	5%
Energy	288,713	7%	432,047	12%
Health Care Equipment & Services	247,201	6%	199,064	5%
Materials	278,197	7%	263,849	7%
Media	117,510	3%	113,455	3%
Retailing	140,828	4%	110,262	3%
Semiconductors & Semiconductor Equipment	5,093	0%	5,328	0%
Software & Services	247,605	6%	265,501	7%
Technology Hardware & Equipment	112,900	3%	108,500	3%
Telecommunication Services	161,523	4%	161,544	4%
Transportation	92,014	3%	89,795	3%

Total	$3,924,168	100%	$3,726,816	100%

As of March 31, 2017, we were deemed to “control” JW Aluminum Co., as defined in the 1940 Act, in which we have one senior secured loan investment and two equity/other investments. As of March 31, 2017, we were deemed to be an “affiliated person”, as defined in the 1940 Act, of Advanced Lighting Technologies, Inc., in which we have one senior secured bond investment and one equity/other investment, ASG Technologies Group, Inc., in which we have two senior secured loan investments and two equity/other investments, Aspect Software, Inc., in which we have two senior secured loan investments, two unfunded senior secured loan commitments and one equity/other investment, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which we have one senior secured loan investment and one equity/other investment, and Fronton Investor Holdings, LLC, in which we have an equity/other investment. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities. As of March 31, 2017, except for these portfolio companies, the Company did not “control” and was not an “affiliated person”, each as defined in the 1940 Act, of any of its portfolio companies.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, we had twenty unfunded debt investments with aggregate unfunded commitments of $202,069, one unfunded commitment to purchase up to $315 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $21 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2017 and audited consolidated schedule of investments as of December 31, 2016.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$405,256	10%	$383,790	10%
2	3,237,441	83%	3,049,433	82%
3	238,109	6%	242,608	7%
4	—	—	—	—
5	43,362	1%	50,985	1%

Total	$3,924,168	100%	$3,726,816	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

Revenues

We generated investment income of $106,064 and $103,063 for the three months ended March 31, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $96,078 and $91,767 of cash income earned as well as $9,986 and $11,296 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2017 and 2016, we generated $86,505 and $101,197, respectively, of interest income, which represented 81.6% and 98.2%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the three months ended March 31, 2017 and 2016, we generated $19,559 and $1,642, respectively, of fee income, which represented 18.4% and 1.6%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to prepayments of higher-yielding assets and increased equity holdings during the three months ended March 31, 2017.

The increase in fee income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to increased prepayment activity during the three months ended March 31, 2017.

Expenses

Our total expenses were $53,474 and $53,125 for the three months ended March 31, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FB Advisor of $18,367 and $17,812 for the three months ended March 31, 2017 and 2016, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $734 and $1,196 for the three months ended March 31, 2017 and 2016, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2017, we accrued a subordinated incentive fee on income of $13,147 which was payable to FS Advisor as of March 31, 2017. During the three months ended March 31, 2016, we accrued a subordinated incentive fee on income of $12,485. During the three months ended March 31, 2017 and 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $19,439 and $18,894 for the three months ended March 31, 2017 and 2016, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $265 and $228 for the three months ended March 31, 2017 and 2016, respectively. Fees for our board of directors were $271 and $229 for the three months ended March 31, 2017 and 2016, respectively.

Our other general and administrative expenses totaled $1,251 and $2,281 for the three months ended March 31, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended March 31,
	2017	2016
Expenses associated with our independent audit and related fees	$111	$112
Legal fees	118	297
Printing fees	149	445
Stock transfer agent fees	29	90
Other	844	1,337

Total	$1,251	$2,281

During the three months ended March 31, 2017 and 2016, the ratio of our expenses to our average net assets was 2.33% and 2.44%, respectively. Our ratio of expenses to our average net assets during the three months ended March 31, 2017 and 2016 includes $19,439 and $18,894, respectively, related to interest expense and $13,147 and $12,485, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.91% and 1.00% for the three months ended March 31, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of adjusted expenses to average net assets during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, can primarily be attributed to a decrease in printing fees and administrative services fees during the three months ended March 31, 2017 and loan breakage fees associated with the partial paydown of the JPM facility during the three months ended March 31, 2016.

Net Investment Income

Our net investment income totaled $52,590 ($0.22 per share) and $49,938 ($0.21 per share) for the three months ended March 31, 2017 and 2016, respectively. The increase in net investment income can be attributed primarily to additional fee income due to increased prepayment activity during the three months March 31, 2017.

Net Realized Gains or Losses

We sold investments and received principal repayments of $169,253 and $195,055, respectively, during the three months ended March 31, 2017, from which we realized a net loss of $101,021 as a result of the disposition of certain portfolio investments. We also realized a net gain of $123 from settlements on foreign currency during the three months ended March 31, 2017. We sold investments and received principal repayments of $65,846 and $103,282, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $13,779. We also realized a net gain of $84 from settlements on foreign currency during the three months ended March 31, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2017, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $112,423 and the net change in unrealized gain (loss) on foreign currency totaled $(722). For the three months ended March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(46,703) and the net change in unrealized gain (loss) on foreign currency totaled $(1,637). The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2017 was primarily driven by the conversion of unrealized depreciation to realized losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017, the net increase in net assets resulting from operations was $63,393 ($0.26 per share) compared to a net decrease in net assets resulting from operations of $12,097 ($(0.05) per share) during the three months ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2017, we had $53,684 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $147,372 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2017, we had twenty unfunded debt investments with aggregate unfunded commitments of $202,069, one unfunded commitment to purchase up to $315 in shares of preferred stock and one unfunded commitment to purchase up to $21 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.25%	$180,128	(1)	$147,372	March 16, 2021
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €42,188 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $1,791,799 and 4.03%, respectively. As of March 31, 2017, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.01%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2017 or 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.2228	$54,093
Fiscal 2017
March 31, 2017	$0.2228	$54,485

On May 3, 2017, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about July 5, 2017 to stockholders of record as of the close of business on June 21, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,485	100%	54,093	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$54,485	100%	$54,093	100%

(1)	During the three months ended March 31, 2017 and 2016, 90.6% and 89.1%, respectively, of our gross investment income was attributable to cash income earned, 1.4% and 2.9%, respectively, was attributable to non-cash accretion of discount and 8.0% and 8.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2017 and 2016, was $44,846 and $49,516, respectively. As of March 31, 2017 and December 31, 2016, we had $143,951 and $153,590, respectively, of undistributed net investment income, and $173,189 and $73,184, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2017 and 2016.

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

Our investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-four senior secured loan investments, five senior secured bond investments and seventeen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity investments, which were traded on an active public market, were valued at their respective closing price as of March 31, 2017. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. The valuation committee and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FB Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FB Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

Pursuant to the terms of the investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of our net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2017 and 2016.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(1)	$150,000	—	—	$150,000	—
ING Credit Facility(2)	$180,128	—	—	$180,128	—
Locust Street Credit Facility(3)	$425,000	—	—	$425,000	—
4.000% Notes due 2019(4)	$400,000	—	$400,000	—	—
4.250% Notes due 2020(5)	$405,000	—	$405,000	—	—
4.750% Notes due 2022(6)	$275,000	—	—	—	$275,000
Partial Loan Sale(7)	$2,857	—	—	—	$2,857

(1)	At March 31, 2017, no amounts remained unused under the Hamilton Street credit facility

(2)

At March 31, 2017, $147,372 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 16, 2021. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €42,188 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017 to reflect total amount outstanding in U.S. dollars.

(3)	At March 31, 2017, no amounts remained unused under the Locust Street credit facility.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

(7)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, FB Advisor is entitled to an annual base management fee equal to 1.75% of the average value of our gross assets and an incentive fee based on our performance. The investment sub-advisory agreement provides that GDFM will receive 50% of all management and incentive fees payable to FB Advisor under the investment advisory agreement with respect to each year. Pursuant to the administration agreement, we also reimburse FB Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FB Advisor.

The following table describes the fees and expenses we accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FB Advisor	Investment Advisory Agreement	Base Management Fee(1)	$18,367	$17,812
FB Advisor	Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$13,147	$12,485
FB Advisor	Administration Agreement	Administrative Services Expenses(3)	$734	$1,196

(1)	During the three months ended March 31, 2017 and 2016, $18,022 and $18,415, respectively, in base management fees were paid to FB Advisor. As of March 31, 2017, $18,367 in base management fees were payable to FB Advisor.

(2)	During the three months ended March 31, 2017 and 2016, $12,885 and $13,374, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2017, a subordinated incentive fee on income of $13,147 was payable to FB Advisor.

(3)	During the three months ended March 31, 2017 and 2016, $650 and $1,124, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $904 and $1,164, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2017 and 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 65.5% of our portfolio investments (based on fair value) paid variable interest rates, 21.8% paid fixed interest rates, 2.7% were income producing equity or other investments, and the remaining 10.0% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(4,537)	$(6,614)	$2,077	0.7%
No change	—	—	—	—
Up 100 basis points	24,068	6,614	17,454	6.1%
Up 300 basis points	75,286	19,842	55,444	19.5%
Up 500 basis points	126,596	33,070	93,526	32.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2017. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31, 2017	—	—	—	$1,500
February 1 to February 28, 2017	—	—	—	$1,500
March 1 to March 31, 2017	—	—	—	$1,500

	—	—	—

(1)	On December 6, 2016 and March 10, 2017, FS Investments entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plans, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. Each of the FSH Trading Plans provided for the purchase of up to $1,500 worth of shares of our common stock, subject to the limitations provided therein. The December 6, 2016 FSH Trading Plan expired on March 31, 2017. The March 10, 2017 FSH Trading Plan became effective on April 1, 2017 and will expire on June 30, 2017.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.2	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.3	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.5	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.7	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.8	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.9	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.11	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.12	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.13	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.14	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of March 16, 2017, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto, ING Capital LLC, as administrative agent, and certain subsidiary guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017.)

10.15	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.16	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.17	Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016.)

10.18	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2017.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)