Form 10-Q
period 2017-06-30
FS Investment CORP
filed 2017-08-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 245,725,416 shares of the registrant’s common stock outstanding as of August 8, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,468,803 and $3,509,899, respectively)	$3,519,657	$3,440,951
Non-controlled/affiliated investments (amortized cost—$263,084 and $153,167, respectively)	294,782	202,795
Controlled/affiliated investments (amortized cost—$83,509 and $80,874, respectively)	85,338	83,070

Total investments, at fair value (amortized cost—$3,815,396 and $3,743,940, respectively)	3,899,777	3,726,816
Cash	141,387	264,594
Foreign currency, at fair value (cost—$1,195 and $4, respectively)	1,321	4
Receivable for investments sold and repaid	30,555	75,921
Income receivable	28,609	36,106
Deferred financing costs	7,708	5,828
Prepaid expenses and other assets	763	802

Total assets	$4,110,120	$4,110,071

Liabilities
Payable for investments purchased	$10,800	$5,748
Credit facilities payable	634,914	619,932
Unsecured notes payable (net of deferred financing costs of $1,724 and $1,884, respectively)	1,071,983	1,070,701
Secured borrowing, at fair value (amortized proceeds of $2,834 and $2,831, respectively)(1)	2,893	2,880
Stockholder distributions payable	54,607	54,364
Management fees payable	18,367	18,022
Subordinated income incentive fees payable(2)	11,617	12,885
Administrative services expense payable	559	516
Interest payable	22,288	20,144
Directors’ fees payable	266	281
Other accrued expenses and liabilities	1,122	7,221

Total liabilities	1,829,416	1,812,694

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 245,153,010 and 244,063,357 shares issued and outstanding, respectively	245	244
Capital in excess of par value	2,271,623	2,261,040
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(219,258)	(104,274)
Accumulated undistributed (distributions in excess of) net investment income(4)	137,984	148,026
Net unrealized appreciation (depreciation) on investments and secured borrowing and unrealized gain/loss on foreign currency	90,110	(7,659)

Total stockholders’ equity	2,280,704	2,297,377

Total liabilities and stockholders’ equity	$4,110,120	$4,110,071

Net asset value per share of common stock at period end	$9.30	$9.41

(1)	See Note 8 for a discussion of the Company’s secured borrowing.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$82,516	$92,319	$162,235	$191,771
Fee income	9,546	15,335	29,076	16,977
From non-controlled/affiliated investments:
Interest income	4,052	1,112	8,342	2,079
Fee income	2	633	31	633
Dividend income	—	—	—	224
From controlled/affiliated investments:
Interest income	2,579	812	5,075	1,590

Total investment income	98,695	110,211	204,759	213,274

Operating expenses
Management fees	18,367	17,574	36,734	35,386
Subordinated income incentive fees(1)	11,617	14,210	24,764	26,695
Administrative services expenses	742	900	1,476	2,096
Accounting and administrative fees	255	235	520	463
Interest expense	19,617	18,064	39,056	36,958
Directors’ fees	274	274	545	503
Other general and administrative expenses	1,363	2,114	2,614	4,395

Total operating expenses	52,235	53,371	105,709	106,496

Net investment income	46,460	56,840	99,050	106,778

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(14,147)	(7,648)	(62,594)	(21,427)
Non-controlled/affiliated investments	—	—	305	—
Controlled/affiliated investments	—	—	(52,879)	—
Net realized gain (loss) on foreign currency	61	94	184	178
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(9,458)	86,922	119,802	32,219
Non-controlled/affiliated investments	(5,602)	1,919	(17,930)	8,286
Controlled/affiliated investments	4,132	705	(367)	2,338
Net change in unrealized appreciation (depreciation) on secured borrowing	—	—	(10)	—
Net change in unrealized gain (loss) on foreign currency	(3,004)	1,325	(3,726)	(312)

Total net realized and unrealized gain (loss)	(28,018)	83,317	(17,215)	21,282

Net increase (decrease) in net assets resulting from operations	$18,442	$140,157	$81,835	$128,060

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$0.58	$0.33	$0.53

Weighted average shares outstanding	245,107,405	243,435,681	244,832,713	243,141,349

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income (loss)	$99,050	$106,778
Net realized gain (loss) on investments and foreign currency	(114,984)	(21,249)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing	101,495	42,843
Net change in unrealized gain (loss) on foreign currency	(3,726)	(312)

Net increase (decrease) in net assets resulting from operations	81,835	128,060

Stockholder distributions(1)
Distributions from net investment income	(109,092)	(108,331)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(109,092)	(108,331)

Capital share transactions(2)
Reinvestment of stockholder distributions	10,584	5,665

Net increase (decrease) in net assets resulting from capital share transactions	10,584	5,665

Total increase (decrease) in net assets	(16,673)	25,394
Net assets at beginning of period	2,297,377	2,208,928

Net assets at end of period	$2,280,704	$2,234,322

Accumulated undistributed (distributions in excess of) net investment income(1)	$137,984	$146,393

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$81,835	$128,060
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(838,371)	(445,419)
Paid-in-kind interest	(18,408)	(15,453)
Proceeds from sales and repayments of investments	674,877	582,167
Net realized (gain) loss on investments	115,168	21,427
Net change in unrealized (appreciation) depreciation on investments and secured borrowing	(101,495)	(42,843)
Accretion of discount	(4,722)	(5,136)
Amortization of deferred financing costs and discount	2,644	1,931
Unrealized (gain)/loss on borrowings in foreign currency	3,611	2,004
(Increase) decrease in receivable for investments sold and repaid	45,366	(11,706)
(Increase) decrease in income receivable	7,497	(14,345)
(Increase) decrease in prepaid expenses and other assets	39	(91)
Increase (decrease) in payable for investments purchased	5,052	1,303
Increase (decrease) in management fees payable	345	(841)
Increase (decrease) in subordinated income incentive fees payable	(1,268)	836
Increase (decrease) in administrative services expense payable	43	(48)
Increase (decrease) in interest payable	2,144	(2,224)
Increase (decrease) in directors’ fees payable	(15)	(57)
Increase (decrease) in other accrued expenses and liabilities	(6,099)	(6,084)

Net cash provided by (used in) operating activities	(31,757)	193,481

Cash flows from financing activities
Reinvestment of stockholder distributions	10,584	5,665
Stockholder distributions	(108,849)	(108,188)
Borrowings under credit facilities(1)	190,000	179,000
Repayments of credit facilities(1)	(178,629)	(157,775)
Repayments under repurchase agreement(2)	—	(150,000)
Deferred financing costs paid	(3,239)	—

Net cash provided by (used in) financing activities	(90,133)	(231,298)

Total increase (decrease) in cash	(121,890)	(37,817)
Cash and foreign currency at beginning of period	264,598	81,987

Cash and foreign currency at end of period	$142,708	$44,170

Supplemental disclosure
Local and excise taxes paid	$5,892	$5,925

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the six months ended June 30, 2017 and 2016, the Company paid $34,188 and $23,489, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction, which was terminated on November 1, 2016. During the six months ended June 30, 2016, the Company paid $13,762 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—102.1%
5 Arch Income Fund 2, LLC	(g)(i)(n)	Diversified Financials	10.5%		11/18/21	$18,424	$18,472	$18,424
5 Arch Income Fund 2, LLC	(g)(i)(n)(p)	Diversified Financials	10.5%		11/18/21	19,576	19,576	19,576
A.P. Plasman Inc.	(e)(f)(g)(h)(i)	Capital Goods	L+900	1.0%	12/29/19	199,351	197,797	193,121
Actian Corp.	(e)	Software & Services	L+786	1.0%	6/30/22	11,429	11,429	11,429
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	89,619	89,619	90,963
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+770	1.0%	10/31/23	44,000	44,000	44,660
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,909
Altus Power America, Inc.	(g)(p)	Energy	L+750	1.5%	9/30/21	884	884	897
ASG Technologies Group, Inc.	(e)(g)(h)(s)	Software & Services	L+785, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	65,779	65,477	66,355
Aspect Software, Inc.	(g)(s)	Software & Services	L+1000	1.0%	5/25/18	788	788	786
Aspect Software, Inc.	(g)(p)(s)	Software & Services	L+1000	1.0%	5/25/18	229	229	228
Aspect Software, Inc.	(g)(s)	Software & Services	L+1000	1.0%	5/25/20	688	688	690
Aspect Software, Inc.	(g)(p)(s)	Software & Services	L+1200	1.0%	5/25/18	361	361	361
Atlas Aerospace LLC	(g)	Capital Goods	L+802	1.0%	5/8/19	20,000	20,000	20,300
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	31,800	31,800	32,573
AVF Parent, LLC	(g)(p)	Retailing	L+725	1.3%	3/1/24	9,600	9,600	9,833
BenefitMall Holdings, Inc.	(e)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,138	14,138	14,208
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+575	1.3%	5/9/18	73	73	71
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	4,982	4,972	4,881
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	2,152	2,152	2,152
CSafe Acquisition Co., Inc.	(g)(p)	Capital Goods	L+725	1.0%	11/1/21	3,717	3,717	3,717
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	44,775	44,775	45,055
CSafe Acquisition Co., Inc.	(g)(p)	Capital Goods	L+725	1.0%	10/31/23	27,391	27,391	27,563
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	84,025	84,025	84,235
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,438	10,349	10,425
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	81,590	81,590	82,406
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1050		3/31/21	2,265	2,276	2,270
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,688
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1100		3/31/21	104	104	105
Greystone Equity Member Corp.	(g)(i)(p)	Diversified Financials	L+1100		3/31/21	1,632	1,632	1,636
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+948	1.0%	3/26/21	1,071	1,071	1,066
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,725	75,725	77,050

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Imagine Communications Corp.	(g)(p)	Media	L+825	1.0%	4/29/20	$28,600	$28,600	$29,101
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	21,515	21,515	21,623
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	31,735	31,735	32,211
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	45,560	45,470	46,187
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	6,832	6,832	6,917
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	111,000	109,923	111,239
JSS Holdings, Inc.	(g)(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	20,182	20,182	20,225
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	66,683	66,683	67,350
LEAS Acquisition Co Ltd.	(g)(i)	Capital Goods	L+750	1.0%	6/30/20	€26,780	36,430	30,983
LEAS Acquisition Co Ltd.	(f)(i)	Capital Goods	L+750	1.0%	6/30/20	$9,394	9,394	9,524
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,917	12,917	10,689
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+800	1.3%	12/11/19	63,137	62,987	62,506
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+875	1.5%	6/30/19	6,581	6,565	6,531
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	14,813	14,273	14,987
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+875	1.5%	6/30/19	4,784	4,773	4,748
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21	21	21	21
Nobel Learning Communities, Inc.	(g)(p)	Consumer Services	L+450	1.0%	5/5/21	119	119	119
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+438	4.5%	5/5/23	1,056	1,056	1,061
Nobel Learning Communities, Inc.	(g)(p)	Consumer Services	L+375	4.5%	5/5/23	621	621	624
North Haven Cadence Buyer, Inc.	(g)(p)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+811	1.0%	9/2/22	27,177	27,177	27,516
North Haven Cadence Buyer, Inc.	(g)(p)	Consumer Services	L+750	1.0%	9/2/22	4,063	4,063	4,113
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+804	1.3%	9/10/19	17,312	17,312	17,053
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22	50,625	50,625	50,625
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/19/22	10,511	10,511	10,774
Polymer Additives, Inc.	(g)	Materials	L+978	1.0%	12/19/22	11,019	11,019	11,074
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22	€15,000	16,982	17,461
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23	$30,080	30,080	30,305
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+829	1.0%	11/25/21	30,000	30,000	30,156
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23	35,381	35,381	35,912
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+860	1.0%	9/25/21	33,188	33,188	33,519
Safariland, LLC	(e)(g)(h)	Capital Goods	L+769	1.1%	11/18/23	126,107	126,107	127,684

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC	(g)(p)	Capital Goods	L+725	1.1%	11/18/23	$33,282	$33,282	$33,698
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22	79,846	79,846	80,644
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20	91,151	90,906	91,777
Sports Authority, Inc.	(g)(k)(q)	Retailing	L+600	1.5%	11/16/17	6,318	4,208	304
SSC (Lux) Limited S.à r.l.	(e)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24	45,455	45,455	46,193
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,248	4,363
Trace3, LLC	(e)(h)	Software & Services	L+775	1.0%	6/6/23	31,250	31,250	31,289
Transplace Texas, LP	(e)(g)(h)	Transportation	L+743	1.0%	9/16/21	24,486	24,486	24,670
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	52,872	52,872	53,070
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+781	1.0%	1/5/22	55,000	55,000	55,858
USI Senior Holdings, Inc.	(g)(p)	Capital Goods	L+725	1.0%	1/5/22	13,095	13,095	13,300
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,515
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20	117,145	117,033	117,145
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,027	2,027	1,978
Warren Resources, Inc.	(g)(p)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	144	144	140
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,071	94,071	95,365
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,789	9,926
Zeta Interactive Holdings Corp.	(g)(r)	Software & Services	L+750	1.0%	7/29/22	2,857	2,834	2,886
Zeta Interactive Holdings Corp.	(g)(p)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,804
Zeta Interactive Holdings Corp.	(g)(p)(r)	Software & Services	L+750	1.0%	7/29/22	457	457	464

Total Senior Secured Loans—First Lien							2,491,835	2,494,798
Unfunded Loan Commitments							(166,668)	(166,668)

Net Senior Secured Loans—First Lien							2,325,167	2,328,130

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—11.9%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24	$18,000	$17,550	$17,865
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8,116	8,116	8,096
ASG Technologies Group, Inc.	(g)(s)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	24,611	19,004	24,857
Brock Holdings III, Inc.	(g)	Energy	Prime+725		3/16/18	6,923	6,905	6,828
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,199	10,199	10,199
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	850	850	864
Chisholm Oil and Gas Operating, LLC	(g)(p)	Energy	L+800	1.0%	3/21/24	150	150	152
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	5,261	4,857	5,314
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,405	11,520
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,418	13,763
JW Aluminum Co.	(e)(f)(g)(h)(t)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,531	37,515	37,719
Logan’s Roadhouse, Inc.	(g)(s)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	20,853	20,703	18,989
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25	7,000	6,862	6,878
National Surgical Hospitals, Inc.	(e)(h)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,183
Paw Luxco II Sarl	(f)(i)(k)(q)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	21,044	1,058
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	$30,000	29,896	20,850
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	55,689	55,689	55,619

Total Senior Secured Loans—Second Lien							295,163	270,754
Unfunded Loan Commitments							(150)	(150)

Net Senior Secured Loans—Second Lien							295,013	270,604

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—7.5%
Advanced Lighting Technologies, Inc.	(f)(g)(s)	Materials	5.3%, 7.3% PIK (7.3% Max PIK)		6/1/19	$85,616	$32,222	$33,818
Black Swan Energy Ltd.	(e)(i)	Energy	9.0%		1/20/24	6,000	6,000	5,865
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	24,248	24,043	26,067
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,743	73,410
Global A&T Electronics Ltd.	(g)(i)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,964	5,211
Ridgeback Resources Inc.	(f)(i)	Energy	12.0%		12/29/20	132	130	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,415	19,898
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1,042	1,042	1,042
Velvet Energy Ltd.	(g)(i)	Energy	9.0%		10/5/23	5,000	5,000	4,871

Total Senior Secured Bonds							167,559	170,314

Subordinated Debt—24.9%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40,000	40,000	40,075
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	14,935	13,429	13,429
Bellatrix Exploration Ltd.	(g)(i)	Energy	8.5%		5/15/20	5,000	4,937	4,507
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	20,171
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,009	5,225
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	21,800	22,480	23,083
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	65,674	64,856	64,689
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	249	143
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	788	788	789
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,007	5,007	5,007
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,035	1,035	1,035
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	974	974	974
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	71,893	71,893	71,893
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	11,758	11,758	11,758

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6,157	$6,157	$6,157
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	12,586	12,586	12,586
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	12,354	12,354	12,354
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	622	622	622
Jupiter Resources Inc.	(f)(g)(i)	Energy	8.5%		10/1/22	6,425	5,562	4,823
Mood Media Corp.	(g)(i)(s)	Media	10.0%		8/6/23	6,460	5,726	5,976
Mood Media Corp.	(f)(g)(i)(s)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	21,568	21,568	21,568
NewStar Financial, Inc.	(g)(i)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	62,093	70,875
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,705	11,687
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,050	10,815
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	127	127	135
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 0.0% PIK (2.5% Max PIK)		9/30/19	2,044	2,029	2,072
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,374	14,518
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,519	8,546
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	141,619	141,619	120,199
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2,109	2,109	2,091

Total Subordinated Debt							579,488	567,802

Collateralized Securities—2.5%
MP4 2013-2A Class Subord. B	(f)(g)(i)	Diversified Financials	10.2%		10/25/25	21,000	10,998	12,516
NewStar Clarendon 2014-1A Class D	(g)(i)	Diversified Financials	L+435		1/25/27	1,560	1,481	1,553
NewStar Clarendon 2014-1A Class Subord. B	(g)(i)	Diversified Financials	15.9%		1/25/27	17,900	13,759	14,655
Rampart CLO 2007 1A Class Subord.	(g)(i)	Diversified Financials	11.4%		10/25/21	10,000	756	769
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(i)	Diversified Financials	14.2%		1/15/26	42,504	22,197	28,474

Total Collateralized Securities							49,191	57,967

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.1%(j)
5 Arches, LLC, Common Equity	(g)(i)(k)(m)	Diversified Financials	20,000	$500	$500
Advanced Lighting Technologies, Inc., Preferred Equity	(g)(k)(s)	Materials	3,652	—	—
Altus Power America Holdings, LLC, Common Equity	(g)(k)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(g)(o)	Energy	955,284	955	955
Amaya Inc., Warrants, 5/15/2024	(g)(i)(k)	Consumer Services	2,000,000	16,832	17,220
AP Exhaust Holdings, LLC, Class A1 Common Units	(g)(k)(m)	Automobiles & Components	8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(g)(k)(m)	Automobiles & Components	803	895	895
APP Holdings, LP, Warrants, 5/25/2026	(g)(i)(k)	Capital Goods	698,482	2,545	2,522
Aquilex Corp., Common Equity, Class A Shares	(g)(k)(m)	Commercial & Professional Services	15,128	1,087	4,479
Aquilex Corp., Common Equity, Class B Shares	(g)(k)(m)	Commercial & Professional Services	32,637	1,690	9,664
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(k)(l)	Energy	96,800,082	29,100	24,200
ASG Technologies Group, Inc., Common Equity	(g)(k)(s)	Software & Services	1,689,767	36,422	62,944
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)(k)(s)	Software & Services	229,541	6,542	3,558
Aspect Software Parent, Inc., Common Equity	(g)(k)(s)	Software & Services	428,935	20,197	16,235
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(e)(f)(g)(k)	Health Care Equipment & Services	229,489	1,671	1,689
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(i)(k)	Retailing	3,451,216	1,898	35
Chisholm Oil and Gas, LLC, Series A Units	(g)(k)(m)	Energy	58,533	59	59
CSF Group Holdings, Inc., Common Equity	(g)(k)	Capital Goods	391,300	391	352
Eastman Kodak Co., Common Equity	(g)(k)	Consumer Durables & Apparel	61,859	1,203	563
Escape Velocity Holdings, Inc., Common Equity	(g)(k)	Software & Services	19,312	193	193
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(k)(m)	Energy	21,000	21,000	8,190
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(k)(m)	Energy	3,937	2,601	1,545
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(k)(m)	Energy	87,400	21,850	32,775
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(k)(m)	Energy	70,875	17,719	27,641
Fronton Investor Holdings, LLC, Class B Units	(g)(k)(m)(s)	Consumer Services	14,943	15,011	17,632
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(i)(k)	Commercial & Professional Services	42,281,308	42,281	48,624
H.I.G. Empire Holdco, Inc., Common Equity	(g)(k)	Retailing	375	1,118	1,337
Harvey Holdings, LLC, Common Equity	(g)(k)	Capital Goods	2,333,333	2,333	5,950
Imagine Communications Corp., Common Equity, Class A Units	(g)(k)	Media	33,034	3,783	3,033
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(k)(m)	Materials	441,238	441	772
International Aerospace Coatings, Inc., Common Equity	(f)(k)	Capital Goods	4,401	464	153
International Aerospace Coatings, Inc., Preferred Equity	(f)(k)	Capital Goods	1,303	1,303	1,303
JMC Acquisition Holdings, LLC, Common Equity	(g)(k)	Capital Goods	483	483	582
JSS Holdco, LLC, Net Profits Interest	(g)(k)	Capital Goods	—	—	512
JW Aluminum Co., Common Equity	(f)(g)(k)(t)	Materials	972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(t)	Materials	4,499	45,994	47,619
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(k)(m)	Capital Goods	490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(k)	Capital Goods	53,073	553	—
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(k)	Capital Goods	55	553	767

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(k)	Capital Goods	23	$229	$239
Mood Media Corp., Common Equity	(g)(i)(k)(s)	Media	16,243,967	11,804	14,335
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(i)(k)	Diversified Financials	3,000,000	15,058	5,970
North Haven Cadence TopCo, LLC, Common Equity	(g)(k)	Consumer Services	1,041,667	1,042	1,250
PDI Parent LLC, Common Equity	(g)(k)	Capital Goods	1,384,615	1,385	1,454
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	36,000
Ridgeback Resources Inc., Common Equity	(f)(i)(k)	Energy	324,954	1,997	1,715
Roadhouse Holding Inc., Common Equity	(g)(k)(s)	Consumer Services	6,672,036	6,932	7,040
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	494
Safariland, LLC, Common Equity	(f)(k)	Capital Goods	25,000	2,500	8,615
Safariland, LLC, Warrants, 7/27/2018	(f)(k)	Capital Goods	2,263	246	780
Safariland, LLC, Warrants, 9/20/2019	(f)(k)	Capital Goods	2,273	227	783
SandRidge Energy, Inc., Common Equity	(g)(i)(k)	Energy	421,682	9,413	7,257
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(k)	Commercial & Professional Services	33,306	3,400	9,396
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,761	12,765
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(k)	Commercial & Professional Services	1,293	1	208
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(k)	Commercial & Professional Services	19,388	12	3,531
Sequential Brands Group, Inc., Common Equity	(g)(k)	Consumer Durables & Apparel	206,664	2,790	825
Sorenson Communications, Inc., Common Equity	(f)(k)	Telecommunication Services	46,163	—	35,333
SSC Holdco Limited, Common Equity	(g)(i)(k)	Health Care Equipment & Services	113,636	2,273	2,398
Sunnova Energy Corp., Common Equity	(g)(k)	Energy	192,389	722	1,024
Sunnova Energy Corp., Preferred Equity	(g)(k)	Energy	18,182	97	97
ThermaSys Corp., Common Equity	(f)(k)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(k)	Capital Goods	51,813	5,181	—
Viper Holdings, LLC, Series I Units	(g)(k)	Consumer Durables & Apparel	308,948	509	494
Viper Holdings, LLC, Series II Units	(g)(k)(m)	Consumer Durables & Apparel	316,770	522	507
Viper Parallel Holdings LLC, Class A Units	(g)(k)	Consumer Durables & Apparel	649,538	1,070	1,039
VPG Metals Group LLC, Class A-2 Units	(f)(k)	Materials	3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(k)	Energy	113,515	534	409
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(k)	Software & Services	215,662	1,714	2,009
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(k)	Software & Services	196,151	1,714	1,740
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(g)(k)	Software & Services	29,422	—	110

Total Equity/Other				398,978	504,960

TOTAL INVESTMENTS—171.0%				$3,815,396	3,899,777

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.0%)					(1,619,073)

NET ASSETS—100%					$2,280,704

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.30%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2017, 82.2% of the Company’s total assets represented qualifying assets.

(j)	Listed investments may be treated as debt for GAAP or tax purposes.

(k)	Security is non-income producing.

(l)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Asset is on non-accrual status.

(r)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of June 30, 2017 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(4)	Fee Income(4)	Dividend Income(4)
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.	$54,766	—	$11,822	—	$42	—	$(275)	$66,355	$2,939	—	—
Aspect Software, Inc.(1)(2)	—	$634	$332	$(178)	—	—	$(3)	$785	$36	$16	—
Aspect Software, Inc.(2)	—	$697	—	$(9)	—	—	$2	$690	$39	$3	—
Aspect Software, Inc.(3)	—	$—	—	—	—	—	—	$—	—	$12	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	$23,872	—	—	—	$471	—	$514	$24,857	$1,486	—	—
Logan’s Roadhouse, Inc.	$15,415	—	$4,575	—	$14	—	$(1,015)	$18,989	$949	—	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	$32,222	—	—	—	—	$1,596	$33,818	$2,543	—	—
Subordinated Debt
Mood Media Corp.(2)	—	$5,689	—	—	$37	—	$250	$5,976	$325	—	—
Mood Media Corp.	—	$21,568	—	—	—	—	$—	$21,568	$25	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Preferred Equity	—	$—	—	—	—	—	—	$—	—	—	—
ASG Technologies Group, Inc., Common Equity	$79,673	—	—	—	—	—	$(16,729)	$62,944	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	$5,830	—	—	—	—	—	$(2,272)	$3,558	—	—	—
Aspect Software, Inc.(2)	—	$19,792	$100	—	—	$305	$(3,962)	$16,235	—	—	—
Fronton Investor Holdings, LLC, Class B Units	$15,092	—	—	—	—	—	$2,540	$17,632	—	—	—
Mood Media Corp.	—	$6,662	$5,142	—	—	—	$2,531	$14,335	—	—	—
Roadhouse Holding Inc., Common Equity	$8,147	—	—	—	—	—	$(1,107)	$7,040	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $229 and a fair value of $228.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2017

(in thousands, except share amounts)

(2)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(3)	Security is an unfunded commitment with an amortized cost of $361 and a fair value of $361.

(4)	Interest, fee and dividend income presented for the full six months ended June 30, 2017.

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the six months ended June 30, 2017, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the six months ended June 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(2)	Fee Income(2)	Dividend Income(2)
Senior Secured Loans—First Lien
Swiss Watch International, Inc.(1)	—	$12,185	—	$(1,615)	—	$(10,570)	—	—	—	—	—
Swiss Watch International, Inc.(1)	—	$42,301	—	—	—	$(42,301)	—	—	$(7)	—	—
Senior Secured Loans—Second Lien
JW Aluminum Co.	$38,039	—	$146	—	$2	—	$(468)	$37,719	$1,803	—	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$45,031	—	$2,487	—	—	—	$101	$47,619	$3,279	—	—
SWI Holdco LLC, Common Equity(1)	—	$—	$8	—	—	$(8)	—	—	—	—	—

(1)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(2)	Interest, fee and dividend income presented for the full six months ended June 30, 2017.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(j)(l)	Diversified Financials	3,000,000	$15,058	$8,310
North Haven Cadence Buyer, Inc., Common Equity	(g)(l)	Consumer Services	1,041,667	1,042	1,094
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy	324,954	1,997	1,997
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services	6,672,036	6,932	8,147
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	571
Safariland, LLC, Common Equity	(f)(l)	Capital Goods	25,000	2,500	11,535
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods	2,263	246	1,044
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods	2,273	227	1,049
SandRidge Energy, Inc., Common Equity	(g)(j)(l)	Energy	186,853	4,671	4,400
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services	33,306	3,400	9,682
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,174	12,179
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services	1,293	1	219
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services	19,388	12	3,697
Sequential Brands Group, Inc., Common Equity	(g)(j)(l)	Consumer Durables & Apparel	206,664	2,790	967
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services	46,163	—	38,989
Sunnova Energy Corp., Common Equity	(g)(l)	Energy	192,389	722	1,045
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy	18,182	97	99
SWI Holdco LLC, Common Equity	(g)(l)	Consumer Durables & Apparel	950	—	2,613
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(l)	Materials	3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy	113,515	534	488
Zeta Interactive Holdings Corp., Preferred Equity	(g)(l)	Software & Services	215,662	1,714	1,931

Total Equity/Other				368,927	506,647

TOTAL INVESTMENTS—162.2%				$3,743,940	3,726,816

LIABILITIES IN EXCESS OF OTHER ASSETS—(62.2%)					(1,429,439)

NET ASSETS—100%					$2,297,377

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2017, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser, FB Income Advisor, LLC, or FB Advisor, will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	1,089,653	$10,584	641,574	$5,665

Net Proceeds from Share Transactions	1,089,653	$10,584	641,574	$5,665

During the six months ended June 30, 2017, the Company issued 1,089,653 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $10,584 at an average price per share of $9.71. During the six months ended June 30, 2016, the Company issued 641,574 shares of common stock pursuant to its DRP for gross proceeds of $5,665 at an average price per share of $8.83 and the administrator for the Company’s DRP purchased 619,897 shares of common stock in the open market at an average price per share of $9.05 (totaling $5,612) pursuant to the Company’s DRP and distributed such shares to participants in the Company’s DRP. During the period from July 1, 2017 to August 8, 2017, the Company issued an additional 572,406 shares of common stock pursuant to its DRP for gross proceeds of $5,323 at an average price per share of $9.30. For additional information regarding the terms of the DRP, see Note 5.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2017 and 2016:

Related Party			Three Months Ended June 30,		Six Months Ended June 30,
	Source Agreement	Description	2017	2016	2017	2016
FB Advisor	Investment Advisory Agreement	Base Management Fee(1)	$18,367	$17,574	$36,734	$35,386
FB Advisor	Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$11,617	$14,210	$24,764	$26,695
FB Advisor	Administration Agreement	Administrative Services Expenses(3)	$742	$900	$1,476	$2,096

(1)	During the six months ended June 30, 2017 and 2016, $36,389 and $36,227, respectively, in base management fees were paid to FB Advisor. As of June 30, 2017, $18,367 in base management fees were payable to FB Advisor.

(2)	During the six months ended June 30, 2017 and 2016, $26,032 and $25,859, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2017, a subordinated incentive fee on income of $11,617 was payable to FB Advisor.

(3)	During the six months ended June 30, 2017 and 2016, $1,334 and $1,944, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $1,433 and $2,144, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2017 and 2016.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain others funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FB Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.2228	$54,093
June 30, 2016	$0.2228	$54,238
Fiscal 2017
March 31, 2017	$0.2228	$54,485
June 30, 2017	$0.2228	$54,607

On August 2, 2017, the Company’s board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about October 3, 2017 to stockholders of record as of the close of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

business on September 20, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	109,092	100%	108,331	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$109,092	100%	$108,331	100%

(1)	During the six months ended June 30, 2017 and 2016, 89.7% and 90.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3% and 2.1%, respectively, was attributable to non-cash accretion of discount and 9.0% and 7.2%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $100,805 and $104,372, respectively. As of June 30, 2017 and December 31, 2016, the Company had $145,303 and $153,590 of undistributed net investment income, respectively, and $169,245 and $73,184, respectively, of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
GAAP-basis net investment income	$99,050	$106,778
Income subject to tax not recorded for GAAP	(163)	—
GAAP versus tax-basis impact of consolidation of certain subsidiaries	5,856	—
Reclassification or deferral of unamortized original issue discount and prepayment fees	(4,100)	(7,770)
Other miscellaneous differences	162	5,364

Tax-basis net investment income	$100,805	$104,372

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

As of June 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$145,303	$153,590
Distributable realized gains (accumulated capital losses)(1)	(169,245)	(73,184)
Other temporary differences	(278)	(300)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	38,912	(44,013)

Total	$14,692	$36,093

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010 may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $31,079 and $138,166, respectively.

(2)	As of June 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $205,857 and $226,121, respectively. As of June 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $166,945 and $270,134, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,866,594 and $3,780,294 as of June 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $33,183 and $(53,478) as of June 30, 2017 and December 31, 2016, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2017, the Company had a deferred tax liability of $16,800 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $22,969 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $6,169. For the six months ended June 30, 2017, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,325,167	$2,328,130	60%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	295,013	270,604	7%	619,892	599,155	16%
Senior Secured Bonds	167,559	170,314	4%	205,657	159,470	4%
Subordinated Debt	579,488	567,802	15%	498,080	454,045	12%
Collateralized Securities	49,191	57,967	1%	59,225	72,058	2%
Equity/Other	398,978	504,960	13%	368,927	506,647	14%

Total	$3,815,396	$3,899,777	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of June 30, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of June 30, 2017, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (s) and (t) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.

As of December 31, 2016, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $166,818, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2017 and the Company’s audited consolidated schedule of investments as of December 31, 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$11,094	0%	$27,525	1%
Capital Goods	1,026,606	26%	708,946	19%
Commercial & Professional Services	549,550	14%	514,682	14%
Consumer Durables & Apparel	177,297	5%	198,752	5%
Consumer Services	292,387	8%	343,211	9%
Diversified Financials	206,803	5%	184,355	5%
Energy	266,764	7%	432,047	12%
Health Care Equipment & Services	171,239	4%	199,064	5%
Materials	344,672	9%	263,849	7%
Media	123,085	3%	113,455	3%
Retailing	137,738	4%	110,262	3%
Semiconductors & Semiconductor Equipment	5,211	0%	5,328	0%
Software & Services	298,302	8%	265,501	7%
Technology Hardware & Equipment	36,000	1%	108,500	3%
Telecommunication Services	161,526	4%	161,544	4%
Transportation	91,503	2%	89,795	3%

Total	$3,899,777	100%	$3,726,816	100%

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

As of June 30, 2017 and December 31, 2016, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$8,645	$6,326
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,891,132	3,720,490

	$3,899,777	$3,726,816

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

The secured borrowing as of June 30, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of June 30, 2017 and December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,893	2,880

	$2,893	$2,880

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of June 30, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-three senior secured loan investments, six senior secured bond investments and eighteen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity investments, which were traded on an active public market, were valued at their respective closing price as of June 30, 2017. One senior secured loan investment, which was newly issued and purchased near June 30, 2017, was valued at cost as the Company’s board of directors determined that the cost of this investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the six months ended June 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	1,002	2,574	312	829	4	1	4,722
Net realized gain (loss)	(53,350)	201	(47,058)	(15,213)	(379)	631	(115,168)
Net change in unrealized appreciation (depreciation)	59,681	(3,672)	48,942	32,349	(4,057)	(29,315)	103,928
Purchases	574,566	58,786	39,252	139,139	15	21,871	833,629
Paid-in-kind interest	629	1,672	11	13,023	—	3,073	18,408
Sales and repayments	(189,839)	(388,112)	(30,615)	(56,370)	(9,674)	(267)	(674,877)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,328,130	$270,604	$170,314	$567,802	$57,967	$496,315	$3,891,132

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,863	$(3,511)	$(628)	$14,287	$(3,259)	$(33,719)	$(15,967)

	For the Six Months Ended June 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	1,363	715	2,091	896	17	54	5,136
Net realized gain (loss)	10,385	219	(41,179)	(637)	—	9,785	(21,427)
Net change in unrealized appreciation (depreciation)	31,454	5,645	4,857	(2,317)	4,725	(1,969)	42,395
Purchases	289,650	17,941	8,060	30,700	4,551	94,517	445,419
Paid-in-kind interest	648	3,742	—	9,784	—	1,279	15,453
Sales and repayments	(418,152)	(41,305)	(34,768)	(58,653)	(6,554)	(22,735)	(582,167)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$2,089,177	$611,771	$179,815	$418,187	$87,746	$545,288	$3,931,984

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$32,338	$5,539	$(24,495)	$1,908	$4,725	$11,058	$31,073

(1)	There was one transfer of an investment from Level 3 to Level 1 during the six months ended June 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Six Months Ended June 30, 2017
Secured Borrowing
Fair value at beginning of period	$(2,880)
Amortization of premium (accretion of discount)	(3)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(10)
Repayments on secured borrowing	—
Paid-in-kind interest	—
Proceeds from secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(2,893)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at June 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,158,038	Market Comparables	Market Yield (%)	5.8% - 16.8%	9.7%
			EBITDA Multiples (x)	7.5x - 8.0x	7.8x
	20,576	Other(2)	Other(2)	N/A	N/A
	138,087	Market Quotes	Indicative Dealer Quotes	4.0% - 101.6%	100.2%
	11,429	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	100,726	Market Comparables	Market Yield (%)	8.3% - 15.9%	11.0%
	30,183	Other(2)	Other(2)	N/A	N/A
	139,695	Market Quotes	Indicative Dealer Quotes	3.3% - 101.6%	93.6%
Senior Secured Bonds	119,138	Market Comparables	Market Yield (%)	9.3% - 12.3%	9.6%
			EBITDA Multiples (x)	4.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$36,000.0 - $38,500.0	$37,250.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV - 10 Multiples (x)	0.7x - 0.8x	0.7x
	51,176	Market Quotes	Indicative Dealer Quotes	74.3% - 107.6%	101.2%
Subordinated Debt	424,975	Market Comparables	Market Yield (%)	7.8% - 20.0%	14.7%
			EBITDA Multiples (x)	6.0x - 11.3x	8.8x
	142,827	Market Quotes	Indicative Dealer Quotes	52.9% - 107.5%	97.7%
Collateralized Securities	57,967	Market Quotes	Indicative Dealer Quotes	7.7% - 99.6%	69.2%
Equity/Other	411,449	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			EBITDA Multiples (x)	1.9x - 15.3x	8.0x
			Production Multiples (Mboe/d)	$36,000.0 - $40,000.0	$38,714.2
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.3
			Production Multiples (MMcfe/d)	$6,500.0 - $7,500.0	$7,000.0
			Proved Reserves Multiples (Bcfe)	$1.6 - $1.8	$1.7
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
			PV - 10 Multiples (x)	0.7x - 3.1x	2.7x
		Discounted Cash Flow	Discount Rate (%)	22.8% - 24.8%	23.8%
		Option Valuation Model	Volatility (%)	30.0% - 41.0%	37.3%
	84,866	Other(2)	Other(2)	N/A	N/A

Total	$3,891,132

Secured Borrowing	$(2,893)	Market Comparables	Market Yield (%)	(5.9)% - (6.9)%	(6.4)%

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

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,575,465	Market Comparables	Market Yield (%)	5.5% - 17.3%	10.0%
	93,703	Other(2)	Other(2)	N/A	N/A
	203,773	Market Quotes	Indicative Dealer Quotes	18.2% - 104.1%	99.6%
	62,500	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	458,403	Market Comparables	Market Yield (%)	8.8% - 26.0%	12.4%
	140,752	Market Quotes	Indicative Dealer Quotes	8.8% - 101.0%	93.3%
Senior Secured Bonds	109,936	Market Comparables	Market Yield (%)	7.5% - 9.0%	7.8%
			EBITDA Multiples (x)	6.3x - 7.3x	6.5x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV - 10 Multiples (x)	0.8x - 0.9x	0.9x
	49,534	Market Quotes	Indicative Dealer Quotes	76.0% - 109.6%	98.5%
Subordinated Debt	321,853	Market Comparables	Market Yield (%)	8.0% - 15.3%	13.0%
			EBITDA Multiples (x)	7.3x - 10.3x	8.7x
	132,192	Market Quotes	Indicative Dealer Quotes	60.8% - 125.5%	89.0%
Collateralized Securities	72,058	Market Quotes	Indicative Dealer Quotes	11.1% - 94.3%	72.7%
Equity/Other	453,246	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	8.8x
			Production Multiples (Mboe/d)	$2,225.0 - $50,000.0	$42,391.6
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.8
			Undeveloped Acreage Multiples ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 24.8%	19.9%
		Option Valuation Model	Volatility (%)	34.5% - 41.0%	39.5%
	47,075	Other(2)	Other(2)	N/A	N/A

Total	$3,720,490

Secured Borrowing	$(2,880)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

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

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of June 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.25%	$59,914	(1)	$267,586	March 16, 2021
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €41,984 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $1,776,261 and 4.08%, respectively. As of June 30, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.18%.

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

As of June 30, 2017 and December 31, 2016, $150,000 was outstanding under the Hamilton Street credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,637 in connection with obtaining the Hamilton Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $1,462 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Hamilton Street credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,397	—	$2,779	—
Non-usage fees	—	—	—	—
Amortization of deferred financing costs	81	—	162	—

Total interest expense	$1,478	—	$2,941	—

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Hamilton Street credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$2,319	—
Average borrowings under the facility	$150,000	—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.68%	—
Weighted average interest rate (including the effect of non-usage fees)(2)	3.68%	—

(1)	Interest under the Hamilton Street credit facility is paid quarterly in arrears.

(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

On March 16, 2017, the Company, certain subsidiary guarantors of the Company, the several banks and other financial institutions or entities from time to time party thereto and ING entered into a second amendment, or the Amendment, to the ING credit facility. The Amendment, among other things, (i) increased the lenders’ aggregate commitments under the ING credit facility to $327,500, (ii) extended the term of the revolving period

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

to March 16, 2020 and the final maturity date to March 16, 2021, (iii) increased the size of the accordion provision to permit increases to the lenders’ aggregate commitments under the ING credit facility up to $600,000 and (iv) decreased the Applicable Margin (as defined therein) to 1.25% with respect to any ABR Loan (as defined therein) and 2.25% with respect to any Eurocurrency Loan (as defined therein).

As of June 30, 2017 and December 31, 2016, $59,914 and $44,932, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €41,984 and €42,575, respectively. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $6,106 in connection with obtaining and amending the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $2,502 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the ING credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$754	$411	$1,777	$1,234
Non-usage fees	524	601	776	838
Amortization of deferred financing costs	178	282	486	563

Total interest expense	$1,456	$1,294	$3,039	$2,635

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the ING credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$2,080	$2,052
Average borrowings under the facility	$118,404	$88,264
Effective interest rate on borrowings (including the effect of non-usage fees)	7.02%	6.74%
Weighted average interest rate (including the effect of non-usage fees)(2)	4.29%	4.64%

(1)	Interest under the ING credit facility is paid at the end of each interest period (but no less frequently than quarterly) in arrears for Eurocurrency Loans and quarterly in arrears for ABL Loans.

(2)	The weighted average interest rate presented for periods of less than one year is annualized.

JPM Financing

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was subsequently amended several times, or the JPM Facility. Prior to its termination, the Company and JPM had most recently

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

amended the financing arrangement on April 28, 2016 to, among other things, reduce the amount of outstanding available debt financing from $725,000 to $650,000. On November 1, 2016, in connection with the entrance into the Locust Street credit facility (as defined below), (i) the Class A Notes issued by Locust Street to Race Street were redeemed, (ii) the amended and restated global master repurchase agreement between Locust Street and JPM was terminated and (iii) the JPM Facility was prepaid and terminated.

For the three and six months ended June 30, 2016, the components of total interest expense for the JPM Facility were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Direct interest expense	$5,522	$11,885

Total interest expense	$5,522	$11,885

For the six months ended June 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM Facility were as follows:

Six Months Ended June 30, 2016
Cash paid for interest expense(1)	$13,762
Average borrowings under the facility	$723,352
Effective interest rate on borrowings	3.25%
Weighted average interest rate(2)	3.25%

(1)	Interest under the JPM Facility is paid quarterly in arrears.

(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, $425,000 was outstanding under the Locust Street term loan. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

incurred costs of $4,481 in connection with obtaining the Locust Street term loan, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $3,744 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Locust Street credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$4,071	—	$7,863	—
Amortization of deferred financing costs	279	—	555	—

Total interest expense	$4,350	—	$8,418	—

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Locust Street credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$6,651	—
Average borrowings under the facility	$425,000	—
Effective interest rate on borrowings	3.68%	—
Weighted average interest rate(2)	3.68%	—

(1)	Interest under the Locust Street credit facility is paid quarterly in arrears.

(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, $400,000 of the 4.000% notes was outstanding. As of June 30, 2017, the fair value of the 4.000% notes was approximately $406,203. The Company incurred costs of $569 in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of June 30, 2017, $228 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged $5,608 of discount against the carrying amount of such notes. As of June 30, 2017, $2,285 of such discount had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the 4.000% notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$4,000	$3,845	$8,000	$7,633
Amortization of deferred financing costs and discount	309	307	611	615

Total interest expense	$4,309	$4,152	$8,611	$8,248

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.000% notes were as follows:

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

As of June 30, 2017 and December 31, 2016, $405,000 of the 4.250% notes was outstanding. As of June 30, 2017, the fair value of the 4.250% notes was approximately $413,841. The Company incurred costs of $1,750 in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of June 30, 2017, $1,166 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged $3,690 of discount against the carrying amount of such notes. As of June 30, 2017, $1,695 of such discount had yet to be amortized to interest expense.

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the 4.250% notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$4,303	$3,453	$8,606	$6,906
Amortization of deferred financing costs and discount	280	241	559	482

Total interest expense	$4,583	$3,694	$9,165	$7,388

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.250% notes were as follows:

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

As of June 30, 2017 and December 31, 2016, $275,000 of the 4.750% notes was outstanding. As of June 30, 2017, the fair value of the 4.750% notes was approximately $285,098. The Company incurred costs of $469 in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of June 30, 2017, $330 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged $3,344 of discount against the carrying amount of such notes. As of June 30, 2017, $2,313 of such discount had yet to be amortized to interest expense.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the 4.750% notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$3,265	$3,266	$6,531	$6,531
Amortization of deferred financing costs and discount	134	136	268	271

Total interest expense	$3,399	$3,402	$6,799	$6,802

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the 4.750% notes were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$6,531	$6,531
Average borrowings under the 4.750% notes	$275,000	$275,000
Effective interest rate on borrowings	4.75%	4.75%
Weighted average interest rate(2)	4.75%	4.75%

(1)	Interest under the 4.750% notes is paid semi-annually in arrears.

(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of June 30, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of $2,893 and $2,880, respectively, and the fair value of the loan that is associated with the secured borrowing was $15,080 and $14,993, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the six months ended June 30, 2017, there were no new partial loan sales, fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$40	—	$80	—
Amortization of discount	2	—	3	—

Total interest expense	$42	—	$83	—

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

	Three Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$80	—
Average secured borrowing	$2,857	—
Effective interest rate on secured borrowing	5.67%	—
Weighted average interest rate(2)	5.57%	—

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$9.41	$9.10
Results of operations(2)
Net investment income (loss)	0.40	0.85
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	(0.06)	0.35

Net increase (decrease) in net assets resulting from operations	0.34	1.20

Stockholder distributions(3)
Distributions from net investment income	(0.45)	(0.89)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.89)

Capital share transactions
Issuance of common stock(4)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.30	$9.41

Per share market value, end of period	$9.15	$10.30

Shares outstanding, end of period	245,153,010	244,063,357

Total return based on net asset value(5)	3.61%	13.19%

Total return based on market value(6)	(6.90)%	25.91%

Ratio/Supplemental Data:
Net assets, end of period	$2,280,704	$2,297,377

Ratio of net investment income to average net assets(7)	8.60%	9.32%

Ratio of total operating expenses to average net assets(7)	9.18%	9.69%

Portfolio turnover(8)	17.56%	29.65%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,717,771	$1,702,789

Asset coverage per unit(9)	2.33	2.35

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the six months ended June 30, 2017 and year ended December 31, 2016.

(5)	The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(6)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(7)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2017 are annualized. Annualized ratios for the six months ended June 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the six months ended June 30, 2017 and year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	2.15%	2.33%
Ratio of interest expense to average net assets	3.39%	3.33%
Ratio of excise taxes to average net assets	—	0.25%

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(8)	Portfolio turnover for the six months ended June 30, 2017 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recent Developments

FB Advisor has agreed, effective October 1, 2017 and through September 30, 2018, to (a) waive a portion of the base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it is entitled under the investment advisory agreement as if the base management fee was 1.75% of the average value of the Company’s gross assets.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2017 and for the Year Ended December 31, 2016

During the six months ended June 30, 2017, we made investments in portfolio companies totaling $838,371. During the same period, we sold investments for proceeds of $217,870 and received principal repayments of $457,007. As of June 30, 2017, our investment portfolio, with a total fair value of $3,899,777 (60% in first lien senior secured loans, 7% in second lien senior secured loans, 4% in senior secured bonds, 15% in subordinated debt, 1% in collateralized securities and 13% in equity/other), consisted of interests in 107 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $88.6 million. As of June 30, 2017, the debt investments in our portfolio were purchased at a weighted average price of 97.2% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.4% based upon the amortized cost of our investments. For the six months ended June 30, 2017, our total return based on net asset value was 3.61% and our total return based on market value was (6.90)%.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2017:

Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$298,682	$838,371
Sales and Redemptions	(310,569)	(674,877)

Net Portfolio Activity	$(11,887)	$163,494

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$238,783	80%	$574,566	68%
Senior Secured Loans—Second Lien	6,960	2%	58,786	7%
Senior Secured Bonds	1,031	0%	39,252	5%
Subordinated Debt	34,996	12%	139,139	17%
Collateralized Securities	15	0%	15	0%
Equity/Other	16,897	6%	26,613	3%

Total	$298,682	100%	$838,371	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,325,167	$2,328,130	60%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	295,013	270,604	7%	619,892	599,155	16%
Senior Secured Bonds	167,559	170,314	4%	205,657	159,470	4%
Subordinated Debt	579,488	567,802	15%	498,080	454,045	12%
Collateralized Securities	49,191	57,967	1%	59,225	72,058	2%
Equity/Other	398,978	504,960	13%	368,927	506,647	14%

Total	$3,815,396	$3,899,777	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Number of Portfolio Companies	107	102
% Variable Rate (based on fair value)	66.5%	67.0%
% Fixed Rate (based on fair value)	20.6%	19.4%
% Income Producing Equity/Other Investments (based on fair value)	2.5%	2.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.4%	10.9%
Average Annual EBITDA of Portfolio Companies	$88,600	$100,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.2%	98.6%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	10.1%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2017:

New Direct Originations	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Total Commitments (including unfunded commitments)	$197,084	$626,491
Exited Investments (including partial paydowns)	(218,280)	(540,348)

Net Direct Originations	$(21,196)	$86,143

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$191,756	97%	$540,565	86%
Senior Secured Loans—Second Lien	—	—	4,780	1%
Senior Secured Bonds	1,031	1%	7,031	1%
Subordinated Debt	—	—	65,000	10%
Collateralized Securities	—	—	—	—
Equity/Other	4,297	2%	9,115	2%

Total	$197,084	100%	$626,491	100%

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Average New Direct Origination Commitment Amount	$15,160	$25,060
Weighted Average Maturity for New Direct Originations	12/17/22	2/5/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.6%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.7%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.9%	9.4%

The following table presents certain selected information regarding our direct originations as of June 30, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	June 30, 2017	December 31, 2016
Number of Portfolio Companies	74	67
Average Annual EBITDA of Portfolio Companies	$68,800	$64,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.8x
% of Investments on Non-Accrual	—	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.4%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,443,288	88%	$3,264,395	88%
Opportunistic	385,767	10%	352,937	9%
Broadly Syndicated/Other	70,722	2%	109,484	3%

Total	$3,899,777	100%	$3,726,816	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$11,094	0%	$27,525	1%
Capital Goods	1,026,606	26%	708,946	19%
Commercial & Professional Services	549,550	14%	514,682	14%
Consumer Durables & Apparel	177,297	5%	198,752	5%
Consumer Services	292,387	8%	343,211	9%
Diversified Financials	206,803	5%	184,355	5%
Energy	266,764	7%	432,047	12%
Health Care Equipment & Services	171,239	4%	199,064	5%
Materials	344,672	9%	263,849	7%
Media	123,085	3%	113,455	3%
Retailing	137,738	4%	110,262	3%
Semiconductors & Semiconductor Equipment	5,211	0%	5,328	0%
Software & Services	298,302	8%	265,501	7%
Technology Hardware & Equipment	36,000	1%	108,500	3%
Telecommunication Services	161,526	4%	161,544	4%
Transportation	91,503	2%	89,795	3%

Total	$3,899,777	100%	$3,726,816	100%

In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

As of June 30, 2017, we held investments in one portfolio company of which we are deemed to “control.” As of June 30, 2017, we held investments in six portfolio companies of which we are deemed to be an “affiliated person” but are not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (s) and (t) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.

As of December 31, 2016, we held investments in one portfolio company of which we are deemed to “control.” As of December 31, 2016, we held investments in three portfolio companies of which we are deemed to be an “affiliated person” but are not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, we had twenty unfunded debt investments with aggregate unfunded commitments of $166,818, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$309,333	8%	$383,790	10%
2	3,350,996	86%	3,049,433	82%
3	228,351	6%	242,608	7%
4	—	—	—	—
5	11,097	0%	50,985	1%

Total	$3,899,777	100%	$3,726,816	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

Revenues

We generated investment income of $98,695 and $110,211 for the three months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $87,526 and $101,555 of cash income earned as well as $11,169 and $8,656 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2017 and 2016, we generated $89,147 and $94,243, respectively, of interest income, which represented 90.3% and 85.5%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the three months ended June 30, 2017 and 2016, we generated $9,548 and $15,968, respectively, of fee income, which represented 9.7% and 14.5%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to prepayments of higher-yielding assets during the three months ended June 30, 2017.

The decrease in fee income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to decreased origination activity during the three months ended June 30, 2017.

Expenses

Our total expenses were $52,235 and $53,371 for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FB Advisor of $18,367 and

$17,574 for the three months ended June 30, 2017 and 2016, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $742 and $900 for the three months ended June 30, 2017 and 2016, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2017, we accrued a subordinated incentive fee on income of $11,617 which was payable to FS Advisor as of June 30, 2017. During the three months ended June 30, 2016, we accrued a subordinated incentive fee on income of $14,210. During the three months ended June 30, 2017 and 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $19,617 and $18,064 for the three months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $255 and $235 for the three months ended June 30, 2017 and 2016, respectively. Fees for our board of directors were $274 and $274 for the three months ended June 30, 2017 and 2016, respectively.

Our other general and administrative expenses totaled $1,363 and $2,114 for the three months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$112	$132
Legal fees	146	398
Printing fees	249	251
Stock transfer agent fees	30	29
Other	826	1,304

Total	$1,363	$2,114

Other expenses during the three months ended June 30, 2016 include $469 of breakage fees associated with the partial paydown of the JPM Facility.

During the three months ended June 30, 2017 and 2016, the ratio of our expenses to our average net assets was 2.27% and 2.44%, respectively. Our ratio of expenses to our average net assets during the three months ended June 30, 2017 and 2016 includes $19,617 and $18,064, respectively, related to interest expense and $11,617 and $14,210, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.91% and 0.97% for the three months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of adjusted expenses to average net assets during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, can primarily be attributed to loan breakage fees associated with the partial paydown of the JPM facility during the three months ended June 30, 2016.

Net Investment Income

Our net investment income totaled $46,460 ($0.19 per share) and $56,840 ($0.23 per share) for the three months ended June 30, 2017 and 2016, respectively. The decrease in net investment income can be attributed primarily to lower interest income on account of prepayments received prior to and during the three months June 30, 2017.

Net Realized Gains or Losses

We sold investments and received principal repayments of $48,617 and $261,952, respectively, during the three months ended June 30, 2017, from which we realized a net loss of $14,147 as a result of the disposition of certain portfolio investments. We also realized a net gain of $61 from settlements on foreign currency during the three months ended June 30, 2017. We sold investments and received principal repayments of $204,716 and $208,323, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $7,648. We also realized a net gain of $94 from settlements on foreign currency during the three months ended June 30, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $(10,928) and the net change in unrealized gain (loss) on foreign currency totaled $(3,004). For the three months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $89,546 and the net change in unrealized gain (loss) on foreign currency totaled $1,325. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2017 was primarily driven by reduced valuations in certain equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2017, the net increase in net assets resulting from operations was $18,442 ($0.08 per share) compared to a net increase in net assets resulting from operations of $140,157 ($0.58 per share) during the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

Revenues

We generated investment income of $204,759 and $213,274 for the six months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $183,604 and $193,322 of cash income earned as well as $21,155 and $19,952 in non-cash portions relating to accretion of discount and PIK interest, for the six months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2017 and 2016, we generated $175,652 and $195,440, respectively, of interest income, which represented 85.8% and 91.6%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

During the six months ended June 30, 2017 and 2016, we generated $29,107 and $17,610, respectively, of fee income, which represented 14.2% and 8.3%, respectively, of total investment income. Fee income is transaction-based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

The decrease in interest income and fee income in the aggregate during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to prepayments of higher-yielding assets during the six months ended June 30, 2017.

During the six months ended June 30, 2017 and 2016, we generated $0 and $224, respectively, of dividend income.

Expenses

Our total expenses were $105,709 and $106,496 for the six months ended June 30, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FB Advisor of $36,734 and $35,386 for the six months ended June 30, 2017 and 2016, respectively. Our expenses also include administrative services expenses attributed to FB Advisor of $1,476 and $2,096 for the six months ended June 30, 2017 and 2016, respectively.

FB Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2017, we accrued a subordinated incentive fee on income of $24,764. As of June 30, 2017, a subordinated incentive fee on income of $11,617 was payable to FB Advisor. During the six months ended June 30, 2016, we accrued a subordinated incentive fee on income of $26,695. During the six months ended June 30, 2017 and 2016, we accrued no capital gains incentive fees based on the performance of our portfolio. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $39,056 and $36,958 for the six months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. The fees incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $520 and $463 for the six months ended June 30, 2017 and 2016, respectively. Fees for our board of directors were $545 and $503 for the six months ended June 30, 2017 and 2016, respectively.

Our other general and administrative expenses totaled $2,614 and $4,395 for the six months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Six Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$223	$244
Legal fees	264	695
Printing fees	398	696
Stock transfer agent fees	59	119
Other	1,670	2,641

Total	$2,614	$4,395

Other expenses during the six months ended June 30, 2017 include $938 of breakage fees associated with the partial paydown of the JPM Facility.

During the six months ended June 30, 2017 and 2016, the ratio of our expenses to our average net assets was 4.59% and 4.89%, respectively. Our ratio of expenses to our average net assets during the six months ended June 30, 2017 and 2016 includes $39,056 and $36,958, respectively, related to interest expense and $24,764 and $26,695, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 1.82% and 1.96% for the six months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, can primarily be attributed to a decrease in legal fees, printing fees and administrative services fees during the six months ended June 30, 2017 and loan breakage fees associated with the partial paydown of the JPM Facility during the six months ended June 30, 2016.

Net Investment Income

Our net investment income totaled $99,050 ($0.40 per share) and $106,778 ($0.44 per share) for the six months ended June 30, 2017 and 2016, respectively. The decrease in net investment income can be attributed to the reduction in investment income during the six months ended June 30, 2017.

Net Realized Gains or Losses

We sold investments and received principal repayments of $217,870 and $457,007, respectively, during the six months ended June 30, 2017, from which we realized a net loss of $115,168. We also realized a net gain of $184 from settlements on foreign currency during the six months ended June 30, 2017. We sold investments and received principal repayments of $270,562 and $311,605, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $21,427. We also realized a net gain of $178 from settlements on foreign currency during the six months ended June 30, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $101,495 and the net change in unrealized gain (loss) on foreign currency totaled $(3,726). For the six months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $42,843 and the net change in unrealized gain (loss) on foreign currency totaled $(312). The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2017 was driven by the conversion of unrealized depreciation to realized losses, offset by the reduced valuations in certain equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2017, the net increase in net assets resulting from operations was $81,835 ($0.33 per share), compared to a net increase in net assets resulting from operations of $128,060 ($0.53 per share) during the six months ended June 30, 2016.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2017, we had $142,708 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $267,586 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2017, we had twenty unfunded debt investments with aggregate unfunded commitments of $166,818, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $16 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.25%	$59,914	(1)	$267,586	March 16, 2021
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	$2,857		$—	July 29, 2022

(1)	Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €41,984 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $1,776,261 and 4.08%, respectively. As of June 30, 2017, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.18%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2017 or 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.2228	$54,093
June 30, 2016	$0.2228	$54,238
Fiscal 2017
March 31, 2017	$0.2228	$54,485
June 30, 2017	$0.2228	$54,607

On August 2, 2017, our board of directors declared a regular quarterly cash distribution of $0.22275 per share, which will be paid on or about October 3, 2017 to stockholders of record as of the close of business on September 20, 2017. Subject to market conditions, our board of directors also currently intends to reduce the regular cash distribution for the fourth quarter and subsequent quarters to $0.19 per share and to make a special distribution in the fourth quarter of 2018 that equates to the cumulative amount, if any, of net investment income earned during the twelve months following October 1, 2017 that is in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	109,092	100%	108,331	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$109,092	100%	$108,331	100%

(1)	During the six months ended June 30, 2017 and 2016, 89.7% and 90.7%, respectively, of our gross investment income was attributable to cash income earned, 1.3% and 2.1%, respectively, was attributable to non-cash accretion of discount and 9.0% and 7.2%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2017 and 2016, was $100,805 and $104,372, respectively. As of June 30, 2017 and December 31, 2016, we had $145,303 and $153,590,

respectively, of undistributed net investment income, and $169,245 and $73,184, respectively, of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2017 and 2016.

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

Our investments as of June 30, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-three senior secured loan investments, six senior secured bond investments and eighteen subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity investments, which were traded on an active public market, were valued at their respective closing price as of June 30, 2017. One senior secured loan investment, which was newly issued and purchased near June 30, 2017, was valued at cost as our board of directors determined that the cost of this investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2017 and 2016.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(1)	$150,000	—	—	$150,000	—
ING Credit Facility(2)	$59,914	—	—	$59,914	—
Locust Street Credit Facility(3)	$425,000	—	—	$425,000	—
4.000% Notes due 2019(4)	$400,000	—	$400,000	—	—
4.250% Notes due 2020(5)	$405,000	—	$405,000	—	—
4.750% Notes due 2022(6)	$275,000	—	—	$275,000	—
Partial Loan Sale(7)	$2,857	—	—	—	$2,857

(1)	At June 30, 2017, no amounts remained unused under the Hamilton Street credit facility

(2)	At June 30, 2017, $267,586 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 16, 2021. Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of €41,984 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017 to reflect total amount outstanding in U.S. dollars.

(3)	At June 30, 2017, no amounts remained unused under the Locust Street credit facility.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

(7)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

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

The following table describes the fees and expenses we accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2017 and 2016:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FB Advisor	Investment Advisory Agreement	Base Management Fee(1)	$18,367	$17,574	$36,734	$35,386
FB Advisor	Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$11,617	$14,210	$24,764	$26,695
FB Advisor	Administration Agreement	Administrative Services Expenses(3)	$742	$900	$1,476	$2,096

(1)	During the six months ended June 30, 2017 and 2016, $36,389 and $36,227, respectively, in base management fees were paid to FB Advisor. As of June 30, 2017, $18,367 in base management fees were payable to FB Advisor.

(2)	During the six months ended June 30, 2017 and 2016, $26,032 and $25,859, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2017, a subordinated incentive fee on income of $11,617 was payable to FB Advisor.

(3)	During the six months ended June 30, 2017 and 2016, $1,334 and $1,944, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FB Advisor and the remainder related to other reimbursable expenses. We paid $1,433 and $2,144, respectively, in administrative services expenses to FB Advisor during the six months ended June 30, 2017 and 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 66.5% of our portfolio investments (based on fair value) paid variable interest rates, 20.6% paid fixed interest rates, 2.5% were income producing equity or other investments, and the remaining 10.4% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(7,675)	$(5,792)	$(1,883)	(0.7)%
No change	—	—	—	—
Up 100 basis points	24,758	5,792	18,966	6.6%
Up 300 basis points	76,477	17,377	59,100	20.6%
Up 500 basis points	128,214	28,962	99,252	34.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended June 30, 2017. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30, 2017	—	—	—	$1,500
May 1 to May 31, 2017	1,200	$8.9438	1,200	$1,489
June 1 to June 30, 2017	11,760	$8.8796	11,760	$1,385

	12,960	$8.8855	12,960

(1)	On March 10, 2017 and June 6, 2017, FS Investments entered into written trading plans in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plans, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The March 10, 2017 FSH Trading Plan provided for the purchase of up to $1,500 worth of shares of our common stock, subject to the limitations provided therein. The March 10, 2017 FSH Trading Plan expired on June 30, 2017. The June 6, 2017 FSH Trading Plan became effective on July 1, 2017 and will expire on September 30, 2017. The June 6, 2017 FSH Trading Plan provides for the purchase of up to $635 worth of shares of our common stock, subject to the limitations provided therein.

(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2017.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)