Form 10-Q
period 2017-09-30
FS Investment CORP
filed 2017-11-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 245,725,416 shares of the registrant’s common stock outstanding as of November 8, 2017.

PART I—FINANCIAL INFORMATION

Item 1. Financial	Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,514,012 and $3,509,899, respectively)	$3,594,686	$3,440,951
Non-controlled/affiliated investments (amortized cost—$173,626 and $153,167, respectively)	222,275	202,795
Controlled/affiliated investments (amortized cost—$85,201 and $80,874, respectively)	94,438	83,070

Total investments, at fair value (amortized cost—$3,772,839 and $3,743,940, respectively)	3,911,399	3,726,816
Cash	176,445	264,594
Foreign currency, at fair value (cost—$2,451 and $4, respectively)	2,546	4
Receivable for investments sold and repaid	1,896	75,921
Income receivable	38,811	36,106
Deferred financing costs	3,712	5,828
Prepaid expenses and other assets	654	802

Total assets	$4,135,463	$4,110,071

Liabilities
Payable for investments purchased	$606	$5,748
Credit facilities payable (net of deferred financing costs of $3,461 and $0, respectively)(1)	637,669	619,932
Unsecured notes payable (net of deferred financing costs of $1,563 and $1,884, respectively)(1)	1,072,714	1,070,701
Secured borrowing, at fair value (amortized proceeds of $2,835 and $2,831, respectively)(1)	2,891	2,880
Stockholder distributions payable	54,733	54,364
Management fees payable	18,038	18,022
Subordinated income incentive fees payable(2)	12,662	12,885
Administrative services expense payable	495	516
Interest payable	17,463	20,144
Directors’ fees payable	267	281
Other accrued expenses and liabilities	1,232	7,221

Total liabilities	1,818,770	1,812,694

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 245,725,416 and 244,063,357 shares issued and outstanding, respectively	246	244
Capital in excess of par value	2,276,946	2,261,040
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(237,493)	(104,274)
Accumulated undistributed (distributions in excess of) net investment income(4)	133,899	148,026
Net unrealized appreciation (depreciation) on investments and secured borrowing and unrealized gain/loss on foreign currency	143,095	(7,659)

Total stockholders’ equity	2,316,693	2,297,377

Total liabilities and stockholders’ equity	$4,135,463	$4,110,071

Net asset value per share of common stock at period end	$9.43	$9.41

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$82,349	$86,569	$230,115	$264,717
Paid-in-kind interest income	8,430	6,811	22,899	20,434
Fee income	5,005	4,214	34,081	21,191
Dividend income	21	—	21	—
From non-controlled/affiliated investments:
Interest income	3,448	1,851	10,485	3,656
Paid-in-kind interest income	550	162	1,855	436
Fee income	1,232	—	1,263	633
Dividend income	—	—	—	224
From controlled/affiliated investments:
Interest income	966	100	3,407	134
Paid-in-kind interest income	1,690	850	4,324	2,406

Total investment income	103,691	100,557	308,450	313,831

Operating expenses
Management fees	18,038	17,872	54,772	53,258
Subordinated income incentive fees(1)	12,662	12,250	37,426	38,945
Administrative services expenses	750	750	2,226	2,846
Accounting and administrative fees	254	243	774	706
Interest expense(2)	19,885	18,283	58,941	55,241
Directors’ fees	277	277	822	780
Other general and administrative expenses	1,177	1,879	3,791	6,274

Total operating expenses	53,043	51,554	158,752	158,050

Net investment income	50,648	49,003	149,698	155,781

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(24,767)	2,363	(87,361)	(19,064)
Non-controlled/affiliated investments	6,551	—	6,856	—
Controlled/affiliated investments	—	(26)	(52,879)	(26)
Net realized gain (loss) on foreign currency	(19)	86	165	264
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	29,820	64,039	149,622	96,258
Non-controlled/affiliated investments	16,951	(4,463)	(979)	3,823
Controlled/affiliated investments	7,408	4,354	7,041	6,692
Net change in unrealized appreciation (depreciation) on secured borrowing(2)	3	(33)	(7)	(33)
Net change in unrealized gain (loss) on foreign currency	(1,197)	(954)	(4,923)	(1,266)

Total net realized and unrealized gain (loss)	34,750	65,366	17,535	86,648

Net increase (decrease) in net assets resulting from operations	$85,398	$114,369	$167,233	$242,429

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.35	$0.47	$0.68	$1.00

Weighted average shares outstanding	245,678,745	243,488,590	245,117,823	243,257,941

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.
(2)	See Note 8 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income (loss)	$149,698	$155,781
Net realized gain (loss) on investments and foreign currency	(133,219)	(18,826)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing(1)	155,677	106,740
Net change in unrealized gain (loss) on foreign currency	(4,923)	(1,266)

Net increase (decrease) in net assets resulting from operations	167,233	242,429

Stockholder distributions(2)
Distributions from net investment income	(163,825)	(162,567)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(163,825)	(162,567)

Capital share transactions(3)
Reinvestment of stockholder distributions	15,908	5,665

Net increase (decrease) in net assets resulting from capital share transactions	15,908	5,665

Total increase (decrease) in net assets	19,316	85,527
Net assets at beginning of period	2,297,377	2,208,928

Net assets at end of period	$2,316,693	$2,294,455

Accumulated undistributed (distributions in excess of) net investment income(2)	$133,899	$141,160

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$167,233	$242,429
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,021,755)	(662,756)
Paid-in-kind interest	(29,078)	(23,276)
Proceeds from sales and repayments of investments	900,360	872,931
Net realized (gain) loss on investments	133,384	19,090
Net change in unrealized (appreciation) depreciation on investments and secured borrowing(1)	(155,677)	(106,740)
Accretion of discount	(11,810)	(7,371)
Amortization of deferred financing costs and discount	3,911	2,907
Unrealized (gain)/loss on borrowings in foreign currency	4,798	2,823
(Increase) decrease in receivable for investments sold and repaid	74,025	(27,094)
(Increase) decrease in income receivable	(2,705)	(14,414)
(Increase) decrease in prepaid expenses and other assets	148	45
Increase (decrease) in payable for investments purchased	(5,142)	6,984
Increase (decrease) in management fees payable	16	(543)
Increase (decrease) in subordinated income incentive fees payable	(223)	(1,124)
Increase (decrease) in administrative services expense payable	(21)	(232)
Increase (decrease) in interest payable	(2,681)	(5,948)
Increase (decrease) in directors’ fees payable	(14)	(78)
Increase (decrease) in other accrued expenses and liabilities	(5,989)	(5,867)

Net cash provided by (used in) operating activities	48,780	291,766

Cash flows from financing activities
Reinvestment of stockholder distributions	15,908	5,665
Stockholder distributions	(163,456)	(162,424)
Borrowings under credit facilities(1)	247,265	262,000
Secured borrowing(1)	—	2,829
Repayments of credit facilities(1)	(230,865)	(218,162)
Repayments under repurchase agreement(1)	—	(150,000)
Deferred financing costs paid	(3,239)	—

Net cash provided by (used in) financing activities	(134,387)	(260,092)

Total increase (decrease) in cash	(85,607)	31,674
Cash and foreign currency at beginning of period	264,598	81,987

Cash and foreign currency at end of period	$178,991	$113,661

Supplemental disclosure
Local and excise taxes paid	$5,892	$5,925

(1)	See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2017 and 2016, the Company paid $121 and $0, respectively, in interest expense on its secured borrowing, and $57,590 and $39,942, respectively, in interest expense on the credit facilities and unsecured notes. During the nine months ended September 30, 2016, the Company paid $18,340 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—102.4%
5 Arch Income Fund 2, LLC	(g)(i)(n)	Diversified Financials	10.5%		11/18/21	$21,274	$21,322	$21,274
5 Arch Income Fund 2, LLC	(g)(i)(n)(p)	Diversified Financials	10.5%		11/18/21	16,726	16,726	16,726
A.P. Plasman Inc.	(e)(f)(g)(h)(i)	Capital Goods	L+900	1.0%	12/29/19	197,909	196,516	192,714
Actian Corp.	(e)	Software & Services	L+796	1.0%	6/30/22	11,429	11,429	11,514
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	89,394	89,394	90,511
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+770	1.0%	10/31/23	44,000	44,000	44,660
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,905
Altus Power America, Inc.	(g)(p)	Energy	L+750	1.5%	9/30/21	884	884	896
Aspect Software, Inc.	(g)(s)	Software & Services	L+1000	1.0%	5/25/18	992	992	989
Aspect Software, Inc.	(g)(p)(s)	Software & Services	L+1000	1.0%	5/25/18	25	25	25
Aspect Software, Inc.	(g)(s)	Software & Services	L+1000	1.0%	5/25/20	684	684	684
Aspect Software, Inc.	(g)(p)(s)	Software & Services	L+1200	1.0%	5/25/18	361	361	361
Atlas Aerospace LLC	(g)	Capital Goods	L+802	1.0%	5/8/19	20,000	20,000	20,300
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	31,600	31,600	32,791
AVF Parent, LLC	(g)(p)	Retailing	L+725	1.3%	3/1/24	9,600	9,600	9,962
BenefitMall Holdings, Inc.	(e)(h)	Commercial & Professional Services	L+725	1.0%	11/24/20	14,100	14,100	14,100
Borden Dairy Co.	(e)(g)(h)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	70,000	70,000	69,682
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+625	1.3%	5/9/18	73	73	70
ConnectiveRX, LLC	(e)(g)(h)	Health Care Equipment & Services	L+829	1.0%	11/25/21	30,000	30,000	29,987
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	4,203	4,195	4,197
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	2,152	2,152	2,166
CSafe Acquisition Co., Inc.	(g)(p)	Capital Goods	L+725	1.0%	11/1/21	3,717	3,717	3,741
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	46,932	46,932	47,225
CSafe Acquisition Co., Inc.	(g)(p)	Capital Goods	L+725	1.0%	10/31/23	25,122	25,122	25,279
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	83,815	83,815	84,863
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,415	10,335	10,291
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	81,385	81,385	82,199
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1050		3/31/21	1,879	1,884	1,884
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,750
Greystone Equity Member Corp.	(g)(i)	Diversified Financials	L+1100		3/31/21	1,022	1,022	1,041
Greystone Equity Member Corp.	(g)(i)(p)	Diversified Financials	L+1100		3/31/21	1,099	1,099	1,120
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+947	1.0%	3/26/21	1,071	1,071	1,082
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,725	75,725	76,672
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	21,504	21,504	21,611
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	31,278	31,278	31,747
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	45,213	45,116	45,609
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+854	1.0%	11/6/21	6,832	6,832	6,917
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110,775	109,736	110,847

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
JSS Holdings, Inc.	(g)(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23		$20,182	$20,182	$20,195
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21		66,683	66,683	67,350
LEAS Acquisition Co Ltd.	(g)(i)	Capital Goods	L+750	1.0%	6/30/20		€26,576	36,151	31,669
LEAS Acquisition Co Ltd.	(f)(i)	Capital Goods	L+750	1.0%	6/30/20		$9,323	9,323	9,404
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		13,569	13,569	12,552
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+850	1.3%	12/11/19		62,975	62,845	62,345
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23		2,703	2,607	2,730
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21		24	24	24
Nobel Learning Communities, Inc.	(g)(p)	Consumer Services	L+450	1.0%	5/5/21		115	115	115
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+436	4.5%	5/5/23		1,056	1,056	1,058
Nobel Learning Communities, Inc.	(g)(p)	Consumer Services	L+375	4.5%	5/5/23		621	621	622
North Haven Cadence Buyer, Inc.	(g)(p)	Consumer Services	L+500	1.0%	9/2/21		938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+810	1.0%	9/2/22		27,171	27,171	27,579
North Haven Cadence Buyer, Inc.	(g)(p)	Consumer Services	L+750	1.0%	9/2/22		4,063	4,063	4,123
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+803	1.3%	9/10/19		17,312	17,312	17,226
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22		50,625	50,625	51,131
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/19/22		10,511	10,511	10,774
Polymer Additives, Inc.	(g)	Materials	L+834	1.0%	12/19/22		11,019	11,019	11,074
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22		€15,000	16,982	18,074
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		$30,004	30,004	30,304
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23		35,150	35,150	35,312
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+860	1.0%	9/25/21		33,188	33,188	33,519
Safariland, LLC	(e)(g)(h)	Capital Goods	L+769	1.1%	11/18/23		126,107	126,107	127,684
Safariland, LLC	(g)(p)	Capital Goods	L+725	1.1%	11/18/23		33,282	33,282	33,698
Sequel Youth and Family Services, LLC	(e)(g)(h)	Health Care Equipment & Services	L+796	1.0%	9/1/22		80,000	80,000	79,976
Sequel Youth and Family Services, LLC	(g)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22		18,824	18,824	18,818
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22		79,442	79,442	80,237
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20		90,916	90,690	91,541
Sports Authority, Inc.	(g)(k)(q)	Retailing	L+600	1.5%	11/16/17		6,318	4,208	316
SSC (Lux) Limited S.à r.l.	(e)(g)(i)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45,455	45,455	46,023
Staples Canada ULC	(g)(i)	Retailing	L+700	1.0%	9/12/23	C$	20,987	17,333	16,860
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+700	1.0%	9/30/21		$4,382	4,340	4,141
Trace3, LLC	(e)(h)	Software & Services	L+775	1.0%	6/6/23		31,172	31,172	31,328
Transplace Texas, LP	(e)(g)(h)	Transportation	L+742	1.0%	9/16/21		24,486	24,486	24,486
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19		52,872	52,872	52,938
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+780	1.0%	1/5/22		56,582	56,582	56,749
USI Senior Holdings, Inc.	(g)(p)	Capital Goods	L+725	1.0%	1/5/22		11,513	11,513	11,547

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20	$115,680	$115,600	$115,970
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,032	2,032	1,991
Warren Resources, Inc.	(g)(p)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	144	144	141
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	93,831	93,831	95,121
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,787	9,928
Zeta Interactive Holdings Corp.	(g)(r)	Software & Services	L+750	1.0%	7/29/22	2,857	2,835	2,884
Zeta Interactive Holdings Corp.	(g)(p)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,804
Zeta Interactive Holdings Corp.	(g)(p)(r)	Software & Services	L+750	1.0%	7/29/22	457	457	464

Total Senior Secured Loans—First Lien							2,516,400	2,522,155
Unfunded Loan Commitments							(149,450)	(149,450)

Net Senior Secured Loans—First Lien							2,366,950	2,372,705

Senior Secured Loans—Second Lien—8.2%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24	18,000	17,565	18,045
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8,198	8,198	8,001
Brock Holdings III, Inc.	(g)(q)	Energy	Prime+725		3/16/18	6,923	6,910	3,652
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	13,548	13,548	13,565
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	1,000	1,000	1,003
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	1,506	1,448	1,522
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,440	14,281
JW Aluminum Co.	(e)(f)(g)(h)(t)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,531	37,516	38,094
Logan’s Roadhouse, Inc.	(g)(s)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	21,393	21,252	14,475
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25	6,482	6,358	6,506
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,898	16,800
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	55,689	55,689	55,550

Total Senior Secured Loans—Second Lien							213,822	191,494

Senior Secured Bonds—8.6%
Advanced Lighting Technologies, Inc.	(f)(g)(s)	Materials	5.3%, 7.3% PIK (7.3% Max PIK)		6/1/19	85,616	32,222	36,815
Black Swan Energy Ltd.	(e)(i)	Energy	9.0%		1/20/24	6,000	6,000	5,925
Caesars Entertainment Resort Properties, LLC	(e)(g)	Consumer Services	11.0%		10/1/21	24,248	24,060	25,830
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,860	76,215
Global A&T Electronics Ltd.	(g)(i)(k)(q)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,967	6,288

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Mood Media Corp.	(f)(g)(i)(s)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	$21,568	$21,568	$21,568
Ridgeback Resources Inc.	(f)(i)	Energy	12.0%		12/29/20	132	130	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,443	19,923
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1,042	1,042	1,042
Velvet Energy Ltd.	(g)(i)	Energy	9.0%		10/5/23	5,000	5,000	4,964

Total Senior Secured Bonds							189,292	198,702

Subordinated Debt—24.0%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40,000	40,000	43,150
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	14,966	13,578	13,831
Bellatrix Exploration Ltd.	(g)(i)	Energy	8.5%		5/15/20	5,000	4,941	4,680
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	20,171
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,009	5,224
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	17,393	17,863	18,463
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	66,348	65,554	65,352
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	251	96
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	818	818	832
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,199	5,199	5,289
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,074	1,074	1,093
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,011	1,011	1,029
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	74,649	74,649	75,955
Global Jet Capital Inc.	(f)(g)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12,209	12,209	12,422
Global Jet Capital Inc.	(f)(i)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,393	6,393	6,505
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	13,069	13,069	13,298
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	12,828	12,828	13,052
Greystone Mezzanine Equity Member Corp.	(g)(i)(p)	Diversified Financials	L+650	4.5%	9/15/25	27,000	27,000	27,000

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	$622	$622	$622
Jupiter Resources Inc.	(f)(g)(i)	Energy	8.5%		10/1/22	6,425	5,594	4,614
NewStar Financial, Inc.	(g)(i)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	62,345	77,250
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,681	10,983
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,054	10,821
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	127	127	139
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,408	14,366
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,606	7,297
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	143,409	143,409	127,096
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2,166	2,166	2,155

Total Subordinated Debt							580,331	582,785
Unfunded Debt Commitments							(27,000)	(27,000)

Net Subordinated Debt							553,331	555,785

Collateralized Securities—2.5%
MP4 2013-2A Class Subord. B	(f)(g)(i)	Diversified Financials	15.2%		10/25/25	21,000	11,176	12,751
NewStar Clarendon 2014-1A Class D	(g)(i)	Diversified Financials	L+435		1/25/27	1,560	1,483	1,554
NewStar Clarendon 2014-1A Class Subord. B	(g)(i)	Diversified Financials	15.0%		1/25/27	17,900	13,405	14,845
Rampart CLO 2007 1A Class Subord.	(g)(i)	Diversified Financials	8.5%		10/25/21	10,000	775	771
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(i)	Diversified Financials	12.3%		1/15/26	42,504	21,632	27,588

Total Collateralized Securities							48,471	57,509

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—23.1%(j)
5 Arches, LLC, Common Equity	(g)(i)(m)	Diversified Financials	20,000	$500	$500
Advanced Lighting Technologies, Inc., Preferred Equity	(g)(k)(s)	Materials	3,652	—	285
Altus Power America Holdings, LLC, Common Equity	(g)(k)	Energy	462,008	462	439
Altus Power America Holdings, LLC, Preferred Equity	(g)(o)	Energy	955,284	955	956
AP Exhaust Holdings, LLC, Class A1 Common Units	(g)(k)(m)	Automobiles & Components	8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(g)(k)(m)	Automobiles & Components	803	895	895
APP Holdings, LP, Warrants, 5/25/2026	(g)(i)(k)	Capital Goods	698,482	2,545	3,178
Aquilex Corp., Common Equity, Class A Shares	(g)(k)(m)	Commercial & Professional Services	15,128	1,087	4,085
Aquilex Corp., Common Equity, Class B Shares	(g)(k)(m)	Commercial & Professional Services	32,637	1,690	8,812
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(k)(l)	Energy	96,800,082	29,100	24,200
ASG Everglades Holdings, Inc., Common Equity	(g)(k)(s)	Software & Services	1,689,767	36,422	72,829
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(g)(k)(s)	Software & Services	229,541	6,542	4,901
Aspect Software Parent, Inc., Common Equity	(g)(k)(s)	Software & Services	428,935	20,197	13,597
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(e)(f)(g)(k)	Health Care Equipment & Services	229,489	1,671	1,638
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(i)(k)	Retailing	3,451,216	1,898	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(k)(m)	Energy	58,533	59	57
CSF Group Holdings, Inc., Common Equity	(g)(k)	Capital Goods	391,300	391	333
Eastman Kodak Co., Common Equity	(g)(k)	Consumer Durables & Apparel	61,859	1,203	455
Escape Velocity Holdings, Inc., Common Equity	(g)(k)	Software & Services	19,312	193	207
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(k)(m)	Energy	21,000	21,000	7,245
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(k)(m)	Energy	3,937	2,601	1,368
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(k)(m)	Energy	87,400	21,850	29,279
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(k)(m)	Energy	70,875	17,719	24,275
Fronton Investor Holdings, LLC, Class B Units	(g)(k)(m)(s)	Consumer Services	14,943	15,011	26,747
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(i)(k)	Commercial & Professional Services	42,281,308	42,281	48,624
H.I.G. Empire Holdco, Inc., Common Equity	(g)(k)	Retailing	375	1,118	1,296
Harvey Holdings, LLC, Common Equity	(g)(k)	Capital Goods	2,333,333	2,333	5,133
Imagine Communications Corp., Common Equity, Class A Units	(g)(k)	Media	33,034	3,783	3,072
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(k)(m)	Materials	441,238	441	684
International Aerospace Coatings, Inc., Common Equity	(f)(k)	Capital Goods	4,401	464	79
International Aerospace Coatings, Inc., Preferred Equity	(f)(k)	Capital Goods	1,303	1,303	1,303
JMC Acquisition Holdings, LLC, Common Equity	(g)(k)	Capital Goods	483	483	650
JSS Holdco, LLC, Net Profits Interest	(g)(k)	Capital Goods	—	—	493
JW Aluminum Co., Common Equity	(f)(g)(k)(t)	Materials	972	—	541
JW Aluminum Co., Preferred Equity	(f)(g)(t)	Materials	4,499	47,685	55,803
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(k)(m)	Capital Goods	490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(k)	Capital Goods	53,073	553	—
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(k)	Capital Goods	55	553	832
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(k)	Capital Goods	23	229	246

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Mood Media Corp., Common Equity	(g)(i)(k)(s)	Media	16,243,967	$11,804	$29,385
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(i)(k)	Diversified Financials	3,000,000	15,058	—
North Haven Cadence TopCo, LLC, Common Equity	(g)(k)	Consumer Services	1,041,667	1,042	1,406
PDI Parent LLC, Common Equity	(g)(k)	Capital Goods	1,384,615	1,385	1,454
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	36,000
Ridgeback Resources Inc., Common Equity	(f)(i)(k)	Energy	324,954	1,997	1,883
Roadhouse Holding Inc., Common Equity	(g)(k)(s)	Consumer Services	6,672,036	6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	513
Safariland, LLC, Common Equity	(f)(k)	Capital Goods	25,000	2,500	9,428
Safariland, LLC, Warrants, 7/27/2018	(f)(k)	Capital Goods	2,263	246	854
Safariland, LLC, Warrants, 9/20/2019	(f)(k)	Capital Goods	2,273	227	857
SandRidge Energy, Inc., Common Equity	(g)(i)(k)	Energy	421,682	9,413	8,472
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(k)	Commercial & Professional Services	33,306	3,400	12,546
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	13,065	13,068
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(k)	Commercial & Professional Services	1,293	1	331
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(k)	Commercial & Professional Services	19,388	12	5,365
Sequential Brands Group, Inc., Common Equity	(g)(k)	Consumer Durables & Apparel	206,664	2,790	618
Sorenson Communications, Inc., Common Equity	(f)(k)	Telecommunication Services	46,163	—	35,837
SSC Holdco Limited, Common Equity	(g)(i)(k)	Health Care Equipment & Services	113,636	2,273	2,591
Sunnova Energy Corp., Common Equity	(g)(k)	Energy	192,389	722	1,002
Sunnova Energy Corp., Preferred Equity	(g)(k)	Energy	18,182	97	97
The Stars Group Inc., Warrants, 5/15/2024	(g)(i)(k)	Consumer Services	2,000,000	16,832	20,520
ThermaSys Corp., Common Equity	(f)(k)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(k)	Capital Goods	51,813	5,181	—
Viper Holdings, LLC, Series I Units	(g)(k)	Consumer Durables & Apparel	308,948	509	479
Viper Holdings, LLC, Series II Units	(g)(k)(m)	Consumer Durables & Apparel	316,770	522	491
Viper Parallel Holdings LLC, Class A Units	(g)(k)	Consumer Durables & Apparel	649,538	1,070	1,007
VPG Metals Group LLC, Class A-2 Units	(f)(k)	Materials	3,637,500	3,638	1,637
Warren Resources, Inc., Common Equity	(f)(g)(k)	Energy	113,515	534	386
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(k)	Software & Services	215,662	1,714	2,051
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(k)	Software & Services	196,151	1,714	1,784
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(g)(k)	Software & Services	29,422	—	105

Total Equity/Other				400,973	535,204

TOTAL INVESTMENTS—168.8%				$3,772,839	3,911,399

LIABILITIES IN EXCESS OF OTHER ASSETS—(68.8%)					(1,594,706)

NET ASSETS—100%					$2,316,693

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.33%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2017, 81.4% of the Company’s total assets represented qualifying assets.

(j)	Listed investments may be treated as debt for GAAP or tax purposes.

(k)	Security is non-income producing.

(l)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(o)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Asset is on non-accrual status.

(r)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of September 30, 2017 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

(s)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in- kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income(4)	PIK Income(4)	Fee Income(4)
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.	$54,766	$—	$11,832	$(65,789)	$49	$295	$(1,153)	$—	$3,203	$356	$—
Aspect Software, Inc.(1)(2)	—	634	536	(178)	—	—	(3)	989	61	—	17
Aspect Software, Inc.(2)	—	697	—	(13)	—	—	—	684	59	—	3
Aspect Software, Inc.(3)	—	—	—	—	—	—	—	—	—	—	12
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	23,872	—	—	(24,611)	549	5,529	(5,339)	—	2,286	—	1,231
Logan’s Roadhouse, Inc.	15,415	—	5,115	—	23	—	(6,078)	14,475	(3)	1,499	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	32,222	—	—	—	—	4,593	36,815	3,667	—	—
Mood Media Corp.	—	21,568	—	—	—	—	—	21,568	780	—	—
Subordinated Debt
Mood Media Corp.(2)	—	5,689	—	(6,460)	44	727	—	—	432	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Preferred Equity	—	—	—	—	—	—	285	285	—	—	—
ASG Everglades Holdings, Inc., Common Equity	79,673	—	—	—	—	—	(6,844)	72,829	—	—	—
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	5,830	—	—	—	—	—	(929)	4,901	—	—	—
Aspect Software, Inc.(2)	—	19,792	100	—	—	305	(6,600)	13,597	—	—	—
Fronton Investor Holdings, LLC, Class B Units	15,092	—	—	—	—	—	11,655	26,747	—	—	—
Mood Media Corp.	—	6,662	5,142	—	—	—	17,581	29,385	—	—	—
Roadhouse Holding Inc., Common Equity	8,147	—	—	—	—	—	(8,147)	—	—	—	—

Total	$202,795	$87,264	$22,725	$(97,051)	$665	$6,856	$(979)	$222,275	$10,485	$1,855	$1,263

(1)	Security includes a partially unfunded commitment with an amortized cost of $25 and a fair value of $25.

(2)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(3)	Security is an unfunded commitment with an amortized cost of $361 and a fair value of $361.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2017

(in thousands, except share amounts)

(4)	Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2017.

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the nine months ended September 30, 2017, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income(2)	PIK Income(2)
Senior Secured Loans—First Lien
Swiss Watch International, Inc.(1)	$—	$12,185	$—	$(1,615)	$—	$(10,570)	$—	$—	$—	$—
Swiss Watch International, Inc.(1)	—	42,301	—	—	—	(42,301)	—	—	(7)	—
Senior Secured Loans—Second Lien
JW Aluminum Co.	38,039	—	146	—	3	—	(94)	38,094	$2,596	146
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	541	541	—	—
JW Aluminum Co., Preferred Equity	45,031	—	4,178	—	—	—	6,594	55,803	818	4,178
SWI Holdco LLC, Common Equity(1)	—	—	8	—	—	(8)	—	—	—	—

Total	$83,070	$54,486	$4,332	$(1,615)	$3	$(52,879)	$7,041	$94,438	$3,407	$4,324

(1)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(2)	Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2017.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+857	1.0%	11/6/21	$6,332	$6,332	$6,332
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	70,000	70,000	70,700
Leading Edge Aviation Services, Inc.	(e)(f)(h)	Capital Goods	L+875	1.5%	6/30/19	30,254	30,119	30,254
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+875	1.5%	6/30/19	€27,188	36,988	28,692
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+875	1.5%	6/30/19	$9,538	9,538	9,538
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,853	12,853	12,355
Micronics, Inc.	(e)(g)(h)	Capital Goods	L+800	1.3%	12/11/19	63,461	63,271	63,461
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	6/30/19	6,698	6,665	6,546
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	15,000	14,413	15,150
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	6/30/19	4,869	4,846	4,759
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	4/27/20	52	52	52
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	4/27/20	87	87	87
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+841	1.0%	4/27/21	1,056	1,056	1,072
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+813	1.0%	9/2/22	26,771	26,771	26,771
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	4,479	4,479	4,479
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+859	1.3%	9/10/19	17,269	17,269	16,751
PHRC License, LLC	(f)(g)	Consumer Services	L+900	1.5%	8/14/20	43,879	43,879	44,318
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/20/21	10,511	10,511	10,564
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/20/21	€15,000	16,982	15,830
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+839	1.0%	11/25/21	$30,000	30,000	29,189
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/22/21	35,844	35,844	36,381
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+802	1.0%	9/25/21	33,188	33,188	33,188
Safariland, LLC	(e)(g)(h)	Capital Goods	L+769	1.0%	11/18/23	126,107	126,107	125,792
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.0%	11/18/23	33,282	33,282	33,199
Sequential Brands Group, Inc.	(e)(g)(h)(j)	Consumer Durables & Apparel	L+900		7/1/22	80,652	80,652	81,459
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20	91,621	91,339	90,933
Sports Authority, Inc.	(g)(l)(r)	Retailing	L+600	1.5%	11/16/17	6,318	5,108	1,287
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+500	1.0%	3/29/19	4,382	4,210	4,253
Sunnova Asset Portfolio 5 Holdings, LLC	(g)	Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	4,703	4,633	4,750
Swiss Watch International, Inc.	(g)(l)(r)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	12,185	12,185	4,875
Swiss Watch International, Inc.	(e)(g)(l)(r)	Consumer Durables & Apparel	L+825	1.3%	11/8/18	42,611	42,301	—
Transplace Texas, LP	(e)(g)(h)	Transportation	L+744	1.0%	9/16/21	24,486	24,486	24,486
Transplace Texas, LP	(g)(q)	Transportation	L+700	1.0%	9/16/21	541	541	541
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	53,435	53,435	53,435
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,693
VPG Group Holdings LLC	(e)(g)(h)	Materials	L+900	1.0%	6/30/18	61,795	61,629	61,331
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,016	2,016	2,016

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Warren Resources, Inc.	(g)(q)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	$144	$144	$144
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,553	94,553	96,326
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,792	9,863
Zeta Interactive Holdings Corp.	(g)(s)	Software & Services	L+750	1.0%	7/29/22	2,857	2,831	2,876
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,793
Zeta Interactive Holdings Corp.	(g)(q)(s)	Software & Services	L+750	1.0%	7/29/22	457	457	461

Total Senior Secured Loans—First Lien							2,178,392	2,121,674
Unfunded Loan Commitments							(186,233)	(186,233)

Net Senior Secured Loans—First Lien							1,992,159	1,935,441

Senior Secured Loans—Second Lien—26.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,310
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,763	3,763	3,279
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	7,955	7,955	7,994
Ascent Resources—Utica, LLC	(e)(f)(g)(h)	Energy	L+950	1.5%	9/30/18	186,037	185,553	187,665
ASG Technologies Group, Inc.	(g)(t)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	24,611	18,533	23,872
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,893	6,611
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,047	10,047	9,896
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,982	6,582
DEI Sales, Inc.	(e)(f)(g)(h)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	64,654	64,431	62,229
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,394	11,520
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,371	11,874
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,385	37,367	38,039
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	16,114	16,114	15,415
National Surgical Hospitals, Inc.	(e)(h)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,014
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,481	16,341
Paw Luxco II Sarl	(f)(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,914	2,055
PSAV Acquisition Corp.	(e)(g)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,130	80,000
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,885	24,825
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	56,776	56,776	56,634

Total Senior Secured Loans—Second Lien							619,892	599,155

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NewStar Financial, Inc.	(g)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	$75,000	$61,615	$65,250
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,743	11,223
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,044	10,206
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	127	127	129
SandRidge Energy, Inc.	(g)(j)(l)	Energy	—%		10/4/20	4,405	5,871	5,530
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	6,999	7,203
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,314	13,913
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,363	7,404
ThermaSys Corp.	(e)(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	138,106	138,106	110,312
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,355	5,355	5,234

Total Subordinated Debt							498,080	454,045

Collateralized Securities—3.1%
ACASC 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	12.5%		10/25/25	30,500	17,799	20,270
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,477	1,472
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	16.4%		1/25/27	17,900	14,272	14,300
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	17.6%		10/25/21	10,000	741	1,105
Stone Tower CLO VI Class Subord.	(f)(j)	Diversified Financials	23.6%		4/17/21	5,000	1,636	2,434
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	19.9%		1/15/26	42,504	23,300	32,477

Total Collateralized Securities							59,225	72,058

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Safariland, LLC, Common Equity	(f)(l)	Capital Goods	25,000	$2,500	$11,535
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods	2,263	246	1,044
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods	2,273	227	1,049
SandRidge Energy, Inc., Common Equity	(g)(j)(l)	Energy	186,853	4,671	4,400
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services	33,306	3,400	9,682
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,174	12,179
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services	1,293	1	219
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services	19,388	12	3,697
Sequential Brands Group, Inc., Common Equity	(g)(j)(l)	Consumer Durables & Apparel	206,664	2,790	967
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services	46,163	—	38,989
Sunnova Energy Corp., Common Equity	(g)(l)	Energy	192,389	722	1,045
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy	18,182	97	99
SWI Holdco LLC, Common Equity	(g)(l)	Consumer Durables & Apparel	950	—	2,613
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(l)	Materials	3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy	113,515	534	488
Zeta Interactive Holdings Corp., Preferred Equity	(g)(l)	Software & Services	215,662	1,714	1,931

Total Equity/Other				368,927	506,647

TOTAL INVESTMENTS—162.2%				$3,743,940	3,726,816

LIABILITIES IN EXCESS OF OTHER ASSETS—(62.2%)					(1,429,439)

NET ASSETS—100%					$2,297,377

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2016.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2017, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information regarding the Company’s secured borrowing.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	1,662,059	$15,908	641,574	$5,665

Net Proceeds from Share Transactions	1,662,059	$15,908	641,574	$5,665

During the nine months ended September 30, 2016, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,232,012 shares of common stock in the open market at an average price per share of $9.10 (totaling $11,216) pursuant to the Company’s DRP and distributed such shares to participants in the Company’s DRP. During the period from October 1, 2017 to November 8, 2017, the administrator for the Company’s DRP purchased 611,141 shares of common stock in the open market at an average price per share of $8.65 (totaling $5,284) pursuant to the Company’s DRP, and distributed such shares to participants in the Company’s DRP. For additional information regarding the terms of the DRP, see Note 5.

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

1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it is entitled under the investment advisory agreement as if the base management fee was 1.75% of the average value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FB Advisor may be entitled to under the investment advisory agreement.

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

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2017 and 2016:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FB Advisor	Investment Advisory Agreement	Base Management Fee(1)	$18,038	$17,872	$54,772	$53,258
FB Advisor	Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$12,662	$12,250	$37,426	$38,945
FB Advisor	Administration Agreement	Administrative Services Expenses(3)	$750	$750	$2,226	$2,846

(1)	During the nine months ended September 30, 2017 and 2016, $54,756 and $53,801, respectively, in base management fees were paid to FB Advisor. As of September 30, 2017, $18,038 in base management fees were payable to FB Advisor.
(2)	During the nine months ended September 30, 2017 and 2016, $37,649 and $40,069, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of September 30, 2017, a subordinated incentive fee on income of $12,662 was payable to FB Advisor.
(3)	During the nine months ended September 30, 2017 and 2016, $2,017 and $2,633, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $2,247 and $3,078, respectively, in administrative services expenses to FB Advisor during the nine months ended September 30, 2017 and 2016.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FB Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.22275	$54,093
June 30, 2016	0.22275	54,238
September 30, 2016	0.22275	54,236

Total	$0.66825	$162,567

Fiscal 2017
March 31, 2017	$0.22275	$54,485
June 30, 2017	0.22275	54,607
September 30, 2017	0.22275	54,733

Total	$0.66825	$163,825

On November 1, 2017, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about January 3, 2018 to stockholders of record as of the close of business on December 20, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	163,825	100%	162,567	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$163,825	100%	$162,567	100%

(1)	During the nine months ended September 30, 2017 and 2016, 89.4% and 90.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.2% and 2.0%, respectively, was attributable to non-cash accretion of discount and 9.4% and 7.4%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2017 and 2016 was $146,571 and $156,642, respectively. As of September 30, 2017 and December 31, 2016, the Company had $133,656 and $150,910 of undistributed net investment income, respectively, and $180,020 and $73,555, respectively, of accumulated capital losses on a tax basis.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
GAAP-basis net investment income	$149,698	$155,781
Income subject to tax not recorded for GAAP	(305)	—
GAAP versus tax-basis impact of consolidation of certain subsidiaries	9,041	—
Reclassification or deferral of unamortized original issue discount and prepayment fees	(11,996)	(9,434)
Other miscellaneous differences	133	10,295

Tax-basis net investment income	$146,571	$156,642

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

As of September 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$133,656	$150,910
Distributable realized gains (accumulated capital losses)(1)	(180,020)	(73,555)
Other temporary differences	3,614	3,580
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	91,208	(44,842)

Total	$48,458	$36,093

(1)	Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $30,088 and $149,932, respectively.
(2)	As of September 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $281,629 and $226,121, respectively. As of September 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $190,421 and $270,134, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,824,726 and $3,780,294 as of September 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $86,673 and $(53,478) as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Company had a deferred tax liability of $17,434 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $23,698 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $6,264. For the nine months ended September 30, 2017, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,366,950	$2,372,705	61%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	213,822	191,494	5%	619,892	599,155	16%
Senior Secured Bonds	189,292	198,702	5%	205,657	159,470	4%
Subordinated Debt	553,331	555,785	14%	498,080	454,045	12%
Collateralized Securities	48,471	57,509	1%	59,225	72,058	2%
Equity/Other	400,973	535,204	14%	368,927	506,647	14%

Total	$3,772,839	$3,911,399	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of September 30, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of September 30, 2017, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (s) and (t) to the unaudited consolidated schedule of investments as of September 30, 2017 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $176,450, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2017 and the Company’s audited consolidated schedule of investments as of December 31, 2016.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$14,460	0%	$27,525	1%
Capital Goods	1,026,676	26%	708,946	19%
Commercial & Professional Services	553,163	14%	514,682	14%
Consumer Durables & Apparel	176,156	5%	198,752	5%
Consumer Services	292,506	8%	343,211	9%
Diversified Financials	210,229	6%	184,355	5%
Energy	262,235	7%	432,047	12%
Food, Beverage & Tobacco	69,682	2%	—	—
Health Care Equipment & Services	209,352	5%	199,064	5%
Materials	320,023	8%	263,849	7%
Media	131,319	3%	113,455	3%
Retailing	150,624	4%	110,262	3%
Semiconductors & Semiconductor Equipment	6,288	0%	5,328	0%
Software & Services	199,314	5%	265,501	7%
Technology Hardware & Equipment	36,000	1%	108,500	3%
Telecommunication Services	161,667	4%	161,544	4%
Transportation	91,705	2%	89,795	3%

Total	$3,911,399	100%	$3,726,816	100%

Note 7. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2017 and December 31, 2016, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:

	September 30, 2017 (Unaudited)		December 31, 2016
Valuation Inputs	Investments	Secured Borrowing	Investments	Secured Borrowing
Level 1—Price quotations in active markets	$9,545	$—	$6,326	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,901,854	(2,891)	3,720,490	(2,880)

	$3,911,399	$(2,891)	$3,726,816	$(2,880)

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

The secured borrowing as of September 30, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information regarding the Company’s secured borrowing.

The Company’s investments consist primarily of debt investments that are acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	1,280	8,697	475	1,350	6	2	11,810
Net realized gain (loss)	(52,473)	(20,437)	(47,057)	(14,397)	(379)	1,359	(133,384)
Net change in unrealized appreciation (depreciation)	62,473	(1,591)	55,597	46,489	(3,795)	(1,966)	157,207
Purchases	754,203	62,269	60,819	117,572	279	21,871	1,017,013
Paid-in-kind interest	1,419	2,309	11	20,272	—	5,067	29,078
Sales and repayments	(329,638)	(458,908)	(30,613)	(69,546)	(10,660)	(995)	(900,360)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,372,705	$191,494	$198,702	$555,785	$57,509	$525,659	$3,901,854

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$12,699	$(14,811)	$6,028	$28,921	$(526)	$(124)	$32,187

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,173,829	$624,814	$240,754	$438,414	$85,007	$465,769	$4,028,587
Accretion of discount (amortization of premium)	2,195	1,388	2,407	1,263	34	84	7,371
Net realized gain (loss)	13,593	219	(41,205)	(1,676)	194	9,785	(19,090)
Net change in unrealized appreciation (depreciation)	45,774	14,206	1,363	14,365	16,536	14,144	106,388
Purchases	482,831	25,816	8,060	44,550	4,551	96,948	662,756
Paid-in-kind interest	1,539	5,730	—	14,075	—	1,932	23,276
Sales and repayments	(660,862)	(52,105)	(42,909)	(66,677)	(27,643)	(22,735)	(872,931)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(1,412)	(1,412)

Fair value at end of period	$2,058,899	$620,068	$168,470	$444,314	$78,679	$564,515	$3,934,945

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$40,875	$14,252	$(27,987)	$16,071	$15,799	$27,576	$86,586

(1)	There was one transfer of an investment from Level 3 to Level 1 during the nine months ended September 30, 2016. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

	For the Nine Months Ended September 30,
	2017	2016
Fair value at beginning of period	$(2,880)	$—
Amortization of premium (accretion of discount)	(4)	(1)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(7)	(33)
Repayments on secured borrowing	—	—
Paid-in-kind interest	—	—
Proceeds from secured borrowing	—	(2,829)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$(2,891)	$(2,863)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(7)	$(33)

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at September 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,213,659	Market Comparables	Market Yield (%)	5.8% - 13.8%	9.6%
			EBITDA Multiples (x)	7.5x - 8.0x	7.8x
	45,760	Other(2)	Other(2)	N/A	N/A
	113,286	Market Quotes	Indicative Dealer Quotes	4.0% - 101.5%	100.0%
Senior Secured Loans—Second Lien	78,790	Market Comparables	Market Yield (%)	7.8% - 16.9%	10.4%
			EBITDA Multiples (x)	5.8x - 6.8x	6.3x
	112,704	Market Quotes	Indicative Dealer Quotes	51.3% - 101.5%	92.8%
Senior Secured Bonds	145,619	Market Comparables	Market Yield (%)	8.3% - 10.0%	8.6%
			EBITDA Multiples (x)	4.8x - 9.5x	8.8x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.8x
	7,330	Other(2)	Other(2)	N/A	N/A
	45,753	Market Quotes	Indicative Dealer Quotes	100.0% - 106.7%	103.7%
Subordinated Debt	345,010	Market Comparables	Market Yield (%)	7.8% - 18.8%	15.2%
			EBITDA Multiples (x)	8.8x - 11.3x	9.5x
	77,250	Other(2)	Other(2)	N/A	N/A
	133,525	Market Quotes	Indicative Dealer Quotes	36.3% - 108.0%	99.5%
Collateralized Securities	57,509	Market Quotes	Indicative Dealer Quotes	7.7% - 99.6%	68.8%
Equity/Other	488,936	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			Capacity Multiple ($/kW)	$2,500.0 - $2,750.0	$2,625.0
			EBITDA Multiples (x)	1.9x - 16.0x	8.7x
			Production Multiples (Mboe/d)	$42,250.0 - $46,250.0	$44,955.9
			Production Multiples (MMcfe/d)	$5,750.0 - $6,750.0	$6,250.0
			Proved Reserves Multiples (Bcfe)	$1.7 - $1.9	$ 1.8
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.3	$ 11.0
			PV-10 Multiples (x)	0.7x - 3.3x	2.9x
		Discounted Cash Flow	Discount Rate (%)	19.8% - 21.8%	20.8%
		Option Valuation Model	Volatility (%)	30.0% - 37.0%	36.3%
	36,723	Other(2)	Other(2)	N/A	N/A

Total	$3,901,854

Secured Borrowing	$(2,891)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of September 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	66,131	(2)	261,369	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	2,857		—	July 29, 2022

Total			$1,723,988		$261,369

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,780 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.50%	44,932	(1)	255,068	April 3, 2018
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	2,857		—	July 29, 2022

Total			$1,702,789		$255,068

(1)	Borrowings in Euros. Euro balance outstanding of €42,575 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of December 31, 2016 to reflect total amount outstanding in U.S. dollars.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2017 and 2016, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2017			2016
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$1,411	$83	$1,494	$—	$—	$—
ING Credit Facility(2)	1,278	169	1,447	1,164	284	1,448
JPM Facility	—	—	—	5,399	—	5,399
Locust Street Credit Facility	4,318	283	4,601	—	—	—
4.000% Notes due 2019	4,000	310	4,310	3,998	311	4,309
4.250% Notes due 2020	4,303	283	4,586	3,453	244	3,697
4.750% Notes due 2022	3,266	138	3,404	3,266	136	3,402
Partial Loan Sale(3)	42	1	43	27	1	28

Total	$18,618	$1,267	$19,885	$17,307	$976	$18,283

	Nine Months Ended September 30,
	2017			2016
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$4,190	$245	$4,435	$—	$—	$—
ING Credit Facility(2)	3,831	655	4,486	3,236	847	4,083
JPM Facility	—	—	—	17,284	—	17,284
Locust Street Credit Facility	12,181	838	13,019	—	—	—
4.000% Notes due 2019	12,000	921	12,921	11,631	926	12,557
4.250% Notes due 2020	12,909	842	13,751	10,359	726	11,085
4.750% Notes due 2022	9,797	406	10,203	9,797	407	10,204
Partial Loan Sale(3)	122	4	126	27	1	28

Total	$55,030	$3,911	$58,941	$52,334	$2,907	$55,241

(1)	Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)	Direct interest expense includes the effect of non-usage fees.
(3)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2017				2016
Arrangement	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(1)
Hamilton Street Credit Facility(2)(3)	$3,730	$150,000	3.68%	3.68%	$—	$—	—	—
ING Credit Facility(2)(4)	3,347	112,422	6.55%	4.49%	3,599	102,464	5.42%	4.15%
JPM Facility(3)	—	—	—	—	18,340	698,723	3.25%	3.25%
Locust Street Credit Facility(3)	10,769	425,000	3.83%	3.78%	—	—	—	—
4.000% Notes due 2019(5)	16,000	400,000	4.00%	4.00%	16,000	400,000	4.00%	4.00%
4.250% Notes due 2020(5)	17,213	405,000	4.25%	4.25%	13,812	325,000	4.25%	4.25%
4.750% Notes due 2022(5)	6,531	275,000	4.75%	4.75%	6,531	275,000	4.75%	4.75%
Partial Loan Sale(3)	121	2,857	5.81%	5.64%	—	635	5.50%	5.50%

	$57,711	$1,770,279	4.21%	4.10%	$58,282	$1,801,822	3.95%	3.82%

(1)	The weighted average interest rates presented for periods of less than one year are annualized.
(2)	Effective interest rate and weighted average interest rate includes the effect of non-usage fees.
(3)	Interest is paid quarterly in arrears.
(4)	Interest is paid at the end of each interest period (but no less frequently than quarterly) in arrears for Eurocurrency Loans (as described below) and quarterly in arrears for ABR Loans (as described below).
(5)	Interest is paid semi-annually in arrears.

Hamilton Street Credit Facility

On December 15, 2016, Hamilton Street Funding LLC, or Hamilton Street, a wholly-owned, special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Hamilton Street credit facility, pursuant to (a) a Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian, and (b) certain other related transaction documents.

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

The Company incurred costs in connection with obtaining the Hamilton Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $1,379 of such deferred financing costs had yet to be amortized to interest expense.

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

As of September 30, 2017 and December 31, 2016, $66,131 and $44,932, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €41,780 and €42,575, respectively, and borrowings in Canadian dollars in an aggregate amount of CAD $20,987 and CAD $0, respectively. The Company incurred costs in connection with obtaining and amending the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $2,333 of such deferred financing costs had yet to be amortized to interest expense.

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

The Company incurred costs in connection with obtaining the Locust Street term loan, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $3,461 of such deferred financing costs had yet to be amortized to interest expense.

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

As of September 30, 2017, the fair value of the 4.000% notes was approximately $407,440. The Company incurred costs in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of September 30, 2017, $200 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged discount costs against the carrying amount of such notes. As of September 30, 2017, $2,003 of such discount had yet to be amortized to interest expense.

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

As of September 30, 2017, the fair value of the 4.250% notes was approximately $414,572. The Company incurred costs in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of September 30, 2017, $1,051 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged discount costs against the carrying amount of such notes. As of September 30, 2017, $1,527 of such discount had yet to be amortized to interest expense.

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

As of September 30, 2017, the fair value of the 4.750% notes was approximately $286,271. The Company incurred costs in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of September 30, 2017, $312 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged discount costs against the carrying amount of such notes. As of September 30, 2017, $2,193 of such discount had yet to be amortized to interest expense.

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

As of September 30, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of $2,891 and $2,880, respectively, and the fair value of the loan that is associated with the secured borrowing was $15,080 and $14,993,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the nine months ended September 30, 2017, there were no new partial loan sales, fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$9.41	$9.10
Results of operations(2)
Net investment income (loss)	0.61	0.85
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	0.08	0.35

Net increase (decrease) in net assets resulting from operations	0.69	1.20

Stockholder distributions(3)
Distributions from net investment income	(0.67)	(0.89)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.67)	(0.89)

Capital share transactions
Issuance of common stock(4)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.43	$9.41

Per share market value, end of period	$8.45	$10.30

Shares outstanding, end of period	245,725,416	244,063,357

Total return based on net asset value(5)	7.33%	13.19%

Total return based on market value(6)	(11.80)%	25.91%

Ratio/Supplemental Data:
Net assets, end of period	$2,316,693	$2,297,377
Ratio of net investment income to average net assets(7)	8.69%	9.32%
Ratio of total operating expenses to average net assets(7)	9.22%	9.69%
Portfolio turnover(8)	23.27%	29.65%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,723,988	$1,702,789
Asset coverage per unit(9)	2.34	2.35

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the nine months ended September 30, 2017 and year ended December 31, 2016.
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
(6)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(7)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2017 are annualized. Annualized ratios for the nine months ended September 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	2.17%	2.33%
Ratio of interest expense to average net assets	3.42%	3.33%
Ratio of excise taxes to average net assets	—	0.25%

(8)	Portfolio turnover for the nine months ended September 30, 2017 is not annualized.
(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2017 and for the Year Ended December 31, 2016

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2017:

Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	$183,384	$1,021,755
Sales and Repayments	(225,483)	(900,360)

Net Portfolio Activity	$(42,099)	$121,395

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$179,637	98%	$754,203	74%
Senior Secured Loans—Second Lien	3,483	2%	62,269	6%
Senior Secured Bonds	—	—	60,819	6%
Subordinated Debt	—	—	117,572	11%
Collateralized Securities	264	0%	279	0%
Equity/Other	—	—	26,613	3%

Total	$183,384	100%	$1,021,755	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,366,950	$2,372,705	61%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	213,822	191,494	5%	619,892	599,155	16%
Senior Secured Bonds	189,292	198,702	5%	205,657	159,470	4%
Subordinated Debt	553,331	555,785	14%	498,080	454,045	12%
Collateralized Securities	48,471	57,509	1%	59,225	72,058	2%
Equity/Other	400,973	535,204	14%	368,927	506,647	14%

Total	$3,772,839	$3,911,399	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Number of Portfolio Companies	104	102
% Variable Rate (based on fair value)	65.3%	67.0%
% Fixed Rate (based on fair value)	21.0%	19.4%
% Income Producing Equity/Other Investments (based on fair value)	2.7%	2.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	11.0%	10.9%
Average Annual EBITDA of Portfolio Companies	$91,700	$100,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.5%	98.6%
% of Investments on Non-Accrual (based on fair value)	0.3%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	10.1%

For the nine months ended September 30, 2017, our total return based on net asset value was 7.33% and our total return based on market value was (11.80)%. For the year ended December 31, 2016, our total return based on net asset value was 13.19% and our total return based on market value was 25.91%.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and total return based on net asset value do not represent actual investment returns to stockholders. Our estimated gross portfolio yield and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 5 and 6 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2017:

New Direct Originations	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Total Commitments (including unfunded commitments)	$199,157	$825,648
Exited Investments (including partial paydowns)	(169,035)	(709,383)

Net Direct Originations	$30,122	$116,265

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$168,824	85%	$709,389	86%
Senior Secured Loans—Second Lien	3,333	2%	8,113	1%
Senior Secured Bonds	—	—	7,031	1%
Subordinated Debt	27,000	13%	92,000	11%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	9,115	1%

Total	$199,157	100%	$825,648	100%

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Average New Direct Origination Commitment Amount	$49,789	$28,471
Weighted Average Maturity for New Direct Originations	5/5/23	2/27/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.6%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.6%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	12.0%	9.9%

The following table presents certain selected information regarding our direct originations as of September 30, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	September 30, 2017	December 31, 2016
Number of Portfolio Companies	74	67
Average Annual EBITDA of Portfolio Companies	$70,700	$64,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.8x
% of Investments on Non-Accrual	—	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.2%	10.1%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,507,097	90%	$3,264,395	88%
Opportunistic	360,516	9%	352,937	9%
Broadly Syndicated/Other	43,786	1%	109,484	3%

Total	$3,911,399	100%	$3,726,816	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$444,424	11%	$383,790	10%
2	3,204,381	82%	3,049,433	82%
3	212,817	6%	242,608	7%
4	—	—	—	—
5	49,777	1%	50,985	1%

Total	$3,911,399	100%	$3,726,816	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Revenues

Our investment income for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$86,763	84%	$88,520	88%
Paid-in-kind interest income	10,670	10%	7,823	8%
Fee income	6,237	6%	4,214	4%
Dividend income	21	0%	—	—

Total investment income(1)	$103,691	100%	$100,557	100%

(1)	Such revenues represent $91,979 and $91,012 of cash income earned as well as $11,712 and $9,545 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The decrease in interest income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to recent prepayments of higher-yielding assets during the three months ended September 30, 2017. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

The increase in PIK interest income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due primarily to the restructuring of several investments with PIK interest during the nine months ended September 30, 2017.

Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in fee income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to prepayments of certain assets during the three months ended September 30, 2017.

Expenses

Our operating expenses for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Management fees	$18,038	$17,872
Subordinated income incentive fees(1)	12,662	12,250
Administrative services expenses	750	750
Accounting and administrative fees	254	243
Interest expense	19,885	18,283
Directors’ fees	277	277
Expenses associated with our independent audit and related fees	114	123
Legal fees	147	205
Printing fees	300	553
Stock transfer agent fees	45	30
Other	571	968

Total operating expenses	$53,043	$51,554

(1)	See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding the calculation of incentive fees.

During the three months ended September 30, 2017 and 2016, the ratio of our expenses to our average net assets was 2.32% and 2.29%, respectively. Our ratio of expenses to our average net assets during the three months ended September 30, 2017 and 2016 includes $19,885 and $18,283, respectively, related to interest expense and $12,662 and $12,250, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 0.90% and 0.93% for the three months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $50,648 ($0.21 per share) and $49,003 ($0.20 per share) for the three months ended September 30, 2017 and 2016, respectively. The increase in net investment income can be attributed primarily to higher fee income on account of increased origination and prepayment activity during the three months ended September 30, 2017.

Net Realized Gains or Losses

We sold investments and received principal repayments of $41,655 and $183,828, respectively, during the three months ended September 30, 2017, from which we realized a net loss of $18,216 as a result of the disposition of certain portfolio investments. We also realized a net loss of $19 from settlements on foreign currency during the three months ended September 30, 2017. We sold investments and received principal repayments of $99,282 and $191,482, respectively, during the three months ended September 30, 2016, from which we realized a net gain of $2,337. We also realized a net gain of $86 from settlements on foreign currency during the three months ended September 30, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $54,182 and the net change in unrealized gain (loss) on foreign currency totaled $(1,197). For the three months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $63,897 and the net change in unrealized gain (loss) on foreign currency totaled $(954).

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2017, the net increase in net assets resulting from operations was $85,398 ($0.35 per share) compared to a net increase in net assets resulting from operations of $114,369 ($0.47 per share) during the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues

Our investment income for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$244,007	79%	$268,507	86%
Paid-in-kind interest income	29,078	9%	23,276	7%
Fee income	35,344	12%	21,824	7%
Dividend income	21	0%	224	0%

Total investment income(1)	$308,450	100%	$313,831	100%

(1)	Such revenues represent $275,583 and $284,334 of cash income earned as well as $32,867 and $29,497 in non-cash portions relating to accretion of discount and PIK interest, for the nine months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The decrease in interest income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to recent prepayments of higher-yielding assets during the nine months ended September 30, 2017. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

The increase in PIK interest income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to the restructuring of several investments with PIK interest during the nine months ended September 30, 2017.

Fee income is transaction-based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees. The increase in fee income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to prepayments of certain assets and the restructuring of several portfolio companies during the three months ended September 30, 2017.

Expenses

Our operating expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Management fees	$54,772	$53,258
Subordinated income incentive fees(1)	37,426	38,945
Administrative services expenses	2,226	2,846
Accounting and administrative fees	774	706
Interest expense	58,941	55,241
Directors’ fees	822	780
Expenses associated with our independent audit and related fees	337	367
Legal fees	411	900
Printing fees	698	1,249
Stock transfer agent fees	104	149
Other	2,241	3,609

Total	$158,752	$158,050

(1)	See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding the calculation of incentive fees.

Other expenses during the nine months ended September 30, 2016 include $938 of breakage fees associated with the partial paydown of the JPM Facility.

During the nine months ended September 30, 2017 and 2016, the ratio of our expenses to our average net assets was 6.91% and 7.17%, respectively. Our ratio of expenses to our average net assets during the nine months ended September 30, 2017 and 2016 includes $58,941 and $55,241, respectively, related to interest expense and $37,426 and $38,945, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 2.72% and 2.89% for the nine months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors. The lower ratio of expenses to average net assets, excluding incentive fees and interest expense, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, can primarily be attributed to a decrease in legal fees, printing fees and administrative services fees during the nine months ended September 30, 2017 and loan breakage fees associated with the partial paydown of the JPM Facility during the nine months ended September 30, 2016.

Net Investment Income

Our net investment income totaled $149,698 ($0.61 per share) and $155,781 ($0.64 per share) for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net investment income can be attributed to the reduction in investment income during the nine months ended September 30, 2017.

Net Realized Gains or Losses

We sold investments and received principal repayments of $259,525 and $640,835, respectively, during the nine months ended September 30, 2017, from which we realized a net loss of $133,384. We also realized a net gain of $165 from settlements on foreign currency during the nine months ended September 30, 2017. We sold investments and received principal repayments of $369,844 and $503,087, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $19,090. We also realized a net gain of $264 from settlements on foreign currency during the nine months ended September 30, 2016.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $155,677 and the net change in unrealized gain (loss) on foreign currency totaled $(4,923). For the nine months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments and secured borrowing totaled $106,740 and the net change in unrealized gain (loss) on foreign currency totaled $(1,266).

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2017, the net increase in net assets resulting from operations was $167,233 ($0.68 per share), compared to a net increase in net assets resulting from operations of $242,429 ($1.00 per share) during the nine months ended September 30, 2016.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2017, we had $178,991 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $261,369 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2017, we had twenty unfunded debt investments with aggregate unfunded commitments of $176,450, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $16 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	66,131	(2)	261,369	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	2,857		—	July 29, 2022

Total			$1,723,988		$261,369

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,780 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.80 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars.

See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2017 or 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.22275	$54,093
June 30, 2016	0.22275	54,238
September 30, 2016	0.22275	54,236

Total	$0.66825	$162,567

Fiscal 2017
March 31, 2017	$0.22275	$54,485
June 30, 2017	0.22275	54,607
September 30, 2017	0.22275	54,733

Total	$0.66825	$163,825

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2017 and 2016.

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

See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, we did not incur any interest or penalties.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2017 and 2016.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(1)	$150,000	—	—	$150,000	—
ING Credit Facility(2)	$66,131	—	—	$66,131	—
Locust Street Credit Facility(3)	$425,000	—	—	$425,000	—
4.000% Notes due 2019(4)	$400,000	—	$400,000	—	—
4.250% Notes due 2020(5)	$405,000	—	$405,000	—	—
4.750% Notes due 2022(6)	$275,000	—	—	$275,000	—
Partial Loan Sale(7)	$2,857	—	—	$2,857	—

(1)	At September 30, 2017, no amounts remained unused under the Hamilton Street credit facility

(2)	At September 30, 2017, $261,369 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 16, 2021. Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,780 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.80 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars.

(3)	At September 30, 2017, no amounts remained unused under the Locust Street credit facility.

(4)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 15, 2019.

(5)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 15, 2020.

(6)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 15, 2022.

(7)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 65.3% of our portfolio investments (based on fair value) paid variable interest rates, 21.0% paid fixed interest rates, 2.7% were income producing equity or other investments, and the remaining 11.0% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(8,436)	$(5,808)	$(2,628)	(0.9)%
No change	—	—	—	—
Up 100 basis points	$24,613	$5,808	$18,805	6.7%
Up 300 basis points	$75,794	$17,424	$58,370	20.8%
Up 500 basis points	$126,994	$29,039	$97,955	34.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2017. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31, 2017	—	—	—	$635
August 1 to August 31, 2017	10,047	$8.3963	10,047	$550
September 1 to September 30, 2017	—	—	—	$550

	10,047	$8.3963	10,047

(1)	On June 6, 2017, FS Investments entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the FSH Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The FSH Trading Plan became effective on July 1, 2017 and expired on September 30, 2017.
(2)	The approximate dollar value of shares that could be purchased under the FSH Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.2	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.3	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.5	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.7	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.8	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.9	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.11	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.12	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.13	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.14	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of March 16, 2017, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto, ING Capital LLC, as administrative agent, and certain subsidiary guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017.)

10.15	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.16	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.17	Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016.)

10.18	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)