Form 10-K
period 2017-12-31
FS Investment CORP
filed 2018-03-01
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion.

There were 245,725,416 shares of the registrant’s common stock outstanding as of February 28, 2018.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation (NYSE: FSIC), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, we had total assets of approximately $4.1 billion.

We are managed by FB Income Advisor, LLC, or FB Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FB Advisor engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM currently assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor, according to guidelines set by FB Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $138.1 billion in assets under management as of December 31, 2017.

As previously announced by the Company on December 11, 2017, GDFM intends to resign as the investment sub-adviser to the Company and terminate the investment sub-advisory agreement, dated April 13, 2008, or the investment sub-advisory agreement, that FB Advisor has entered into with GDFM, effective April 9, 2018 (the date of such termination, the GDFM end date). In connection with GDFM’s resignation as the investment sub-adviser to the Company, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “—The Transition of Investment Advisory Services” for information regarding the Company’s potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments, or FS Adviser, and by KKR Credit.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We currently seek to meet our investment objectives by:

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to the Company’s potential investment advisory relationship with FS/KKR Advisor.

About FB Advisor

FB Advisor is a subsidiary of our affiliate, FS Investments, a national sponsor of alternative investments designed for the individual investor. FB Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open and closed-end management investment companies and a real estate investment trust sponsored by FS Investments and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles sponsored by FS Investments.

In addition to managing our investments, the managers, officers and other personnel of FB Advisor also currently manage the following entities, or together with the Company, the Fund Complex, through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,430,111
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,218,803
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,944,960
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$359,158
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$2,275,829
FS Energy Total Return Fund(3)	Closed-end management investment company	Primarily invests in the equity and debt of securities of natural resource companies.	$32,312
FS Multi-Strategy Alternatives Fund(4)	Open-end management investment company	Primarily invests in a broad spectrum of alternative investment strategies with low correlation to equity and fixed income markets.	$58,326
FS Credit Real Estate Income Trust, Inc.	REIT	Primarily invests in senior loans secured by commercial real estate in the United States.	$41,281
FS Credit Income Fund(3)	Closed-end management investment company	Primarily invests in debt obligations and, to a lesser extent, equity observations.	$20,000

(1)	As of September 30, 2017, except as otherwise noted below.

(2)	Five funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV and FS Global Credit Opportunities Fund—T2, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors. Gross assets shown as of June 30, 2017.

(3)	As of October 31, 2017.

(4)	As of December 31, 2017.

Our chairman and chief executive officer, Michael C. Forman, has led FB Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FB Advisor, Mr. Forman currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers.

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

All investment decisions currently require the unanimous approval of FB Advisor’s investment committee, which is currently comprised of Sean Coleman, Brian Gerson and Michael Kelly. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews our amended and restated investment advisory agreement, dated July 17, 2014, or the investment advisory agreement, and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor education and transparency.

FS Investments is headquartered in Philadelphia with offices in Orlando, FL, New York, NY and Washington, D.C. The firm had more than $20 billion in assets under management as of September 30, 2017.

About GDFM

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV. Furthermore, GDFM’s parent, GSO, currently serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2017, GSO and its affiliates, excluding Blackstone, managed approximately $138.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM currently makes recommendations to FB Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $434.1 billion as of December 31, 2017. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange, or the NYSE, under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and you should not consider that information to be part of this annual report on Form 10-K.

Potential Market Opportunity

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

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately just 1% of overall middle market loan volume in 2017, down from 6% in 2016 and nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape.

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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy. See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to the Company’s potential investment advisory relationship with FS/KKR Advisor.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of FB Advisor’s senior management team, and currently, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

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

GDFM transaction sourcing capability

FB Advisor currently seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FB Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, currently allows us access to the secondary market for investment opportunities.

Disciplined, income-oriented investment philosophy

FB Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

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

See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

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

From time to time, FB Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FB Advisor believes will aid it in achieving our investment objectives. FB Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

FB Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the- counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We currently rely on FB Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 13.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 15.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 16.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 8.0% to 18.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

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

Investment Process

The investment professionals employed by FB Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below. See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Our Transaction Process

Sourcing

In order to source transactions, FB Advisor currently seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FB Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us.

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

Execution

Recommendation. FB Advisor currently engages GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

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

Monitoring

Portfolio Monitoring. FB Advisor, currently with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FB Advisor and GDFM currently work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FB Advisor and any other professionals or materials that our board of directors deems relevant, including GDFM, independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FB Advisor or currently GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FB Advisor or GDFM, will retain any fees paid for such assistance.

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

The Transition of Investment Advisory Services

Summary of the Transition

We currently receive investment advisory and administrative services from FB Advisor pursuant to the investment advisory agreement and the administration agreement. GDFM acts as our investment sub-adviser pursuant to the investment sub-advisory agreement. As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as the investment sub-adviser to the Company, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FB Advisor, together with FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC, collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FB Advisor and KKR Credit. In furtherance thereof, we desire to enter into (i) an investment advisory agreement with FB Advisor and an investment advisory agreement with KKR Credit, or collectively, the investment co-advisory agreements, pursuant to which FB Advisor and KKR Credit would act as our investment co-advisers, and/or (ii) an investment advisory agreement with FS/KKR Advisor or the joint advisor investment advisory agreement, pursuant to which FS/KKR Advisor would act as our investment adviser. In addition, prior to the effectiveness of the investment co-advisory agreements or the joint advisor investment advisory agreement, we may enter into an interim investment advisory agreement pursuant to Rule 15a-4 of the 1940 Act with KKR Credit.

We ultimately intend to receive investment advisory services from FS/KKR Advisor pursuant to the joint advisor investment advisory agreement. However, due to the various conditions required for the investment co-advisory agreements and the joint advisor investment advisory agreement to each become effective, we are seeking, as required by the 1940 Act, stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement in order to ensure the continuous provision of investment advisory services to the Company by FB Advisor, KKR Credit and/or FS/KKR Advisor, as applicable, each of which would replace the investment advisory agreement and the investment sub-advisory agreement.

If the joint advisor investment advisory agreement becomes effective on the same day as or prior to the date the investment co-advisory agreements would otherwise become effective, then FS/KKR Advisor would serve as investment adviser to the Company pursuant to the joint advisor investment advisory agreement and the investment co-advisory agreements would not become effective. If the joint advisor investment advisory agreement becomes effective after the investment co-advisory agreements have become effective, then the investment co-advisory agreements would automatically terminate upon the effectiveness of the joint advisor investment advisory agreement. Accordingly, the investment co-advisory agreements and the joint advisor investment advisory agreement would not be simultaneously effective at any time.

Concurrently with seeking stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking exemptive relief, or the KKR exemptive relief, in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application or whether the requested KKR exemptive relief will be granted. Receipt of KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement.

In order to transition our advisory services, FB Advisor, GDFM and certain of their affiliates have entered into a transition agreement, which provides that GDFM will continue to act as our investment sub-adviser through the GDFM end date and will cooperate with FB Advisor in implementing the transition of our investment advisory services from GDFM.

FS Investments and its affiliates (including FB Advisor) and KKR Credit are committed to transition our advisory services as described herein. To help the FS Investments and FB Advisor teams during the transition, KKR Credit will provide certain administrative services to the FS Advisor Entities and KKR Credit’s broker-dealer affiliate will provide certain sourcing and other services to the FS Advisor Entities, in each case, pursuant to a sourcing and administrative services agreement, or the sourcing agreement. FB Advisor intends to obtain services from KKR Credit’s broker-dealer affiliate pursuant to the sourcing agreement, such as identifying new investment opportunities for FB Advisor, prior to the Company’s entry into any advisory agreement with KKR Credit or one of its affiliates, including FS/KKR Advisor. The sourcing agreement will terminate with respect to

FB Advisor on the earlier of the effective date of the investment co-advisory agreements or the joint advisor investment advisory agreement.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had over $45 billion of assets under management as of December 31, 2017 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. L.P., or KKR & Co. KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with over $168 billion in assets under management as of December 31, 2017 that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR & Co. aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in the assets it manages. KKR & Co. invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.

KKR & Co.’s business offers a broad range of investment management services to its fund investors and provides capital markets services to KKR & Co., its portfolio companies and third parties. Throughout KKR & Co.’s history, KKR & Co. has consistently been a leader in the private equity industry. KKR & Co. has grown its firm by expanding its geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations, capital markets, infrastructure, energy and real estate. These efforts build on KKR & Co.’s core principles and industry expertise, allowing KKR & Co. to leverage the intellectual capital and synergies in its businesses, and to capitalize on a broader range of the opportunities it sources. Additionally, KKR & Co. has increased its focus on meeting the needs of its existing fund investors and in developing relationships with new investors in its funds.

KKR & Co. conducts its business with offices throughout the world, providing it with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR & Co.’s growth has been driven by value that it has created through its operationally focused investment approach, the expansion of its existing businesses, its entry into new lines of business, innovation in the products that it offers investors in its funds, an increased focus on providing tailored solutions to its clients and the integration of capital markets distribution activities.

KKR & Co. has also used its balance sheet as a significant source of capital to further grow and expand its business, increase its participation in its existing businesses and further align its interests with those of its fund investors and other stakeholders.

Below are the gross assets of two other BDCs advised or sub-advised by KKR Credit, each of which has a similar investment objective to that of the Company:

Name	Entity	Gross Assets(1)
Corporate Capital Trust, Inc.	BDC	$4,422,594
Corporate Capital Trust II	BDC	$157,442

(1)	As of September 30, 2017.

About FS/KKR Advisor

FS/KKR Advisor is a newly-formed Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. Prior to the effectiveness of the joint advisor investment advisory agreement, FS/KKR Advisor will register as an investment adviser with the SEC under the Advisers Act. FS/KKR Advisor will be jointly operated by FS Adviser and KKR Credit. The Company’s chairman and chief executive officer, Michael C. Forman, will serve as FS/KKR Advisor’s chairman and chief executive officer, and Todd C. Builione, the president of KKR Credit, will serve as FS/KKR Advisor’s president.

FS/KKR Advisor’s senior management team will have significant experience in private lending and private equity investing, and will have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team will also have extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. The Company believes that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/KKR Advisor’s management team, will allow FS/KKR Advisor to successfully execute the Company’s investment strategies.

Duties of FB Advisor, KKR Credit and FS/KKR Advisor

FB Advisor, together with the other FS Advisor Entities, and KKR Credit have agreed to coordinate their activities during the period in which the investment co-advisory agreements and the joint advisor investment advisory agreement would be in effect to avoid duplication of efforts and ensure a balanced and effective allocation of responsibilities and net fee revenue earned by the FS Advisor Entities, KKR Credit and FS/KKR Advisor, and efficiency in the provision of the required services to the Company thereunder.

Investment Co-Advisory Agreements

During the period the investment co-advisory agreements are in effect, the management of the Company’s investment portfolio will be the responsibility of a joint investment committee which will be comprised of three appointees of FS Investments or one of its affiliates (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FB Advisor and KKR Credit will provide services to the Company. In performing their duties under the investment co-advisory agreements, FB Advisor and KKR Credit will provide the Company with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. The FS Advisor Entities and KKR Credit are collectively responsible for providing appropriate assets, resources, time and personnel in order to provide to the Company the services required under the investment co-advisory agreements.

Among other changes, the base management fee will be reduced from 1.75% under the investment advisory agreement to 1.50% under the investment co-advisory agreements (in the aggregate). For the incentive fee under the investment co-advisory agreements (in the aggregate), (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.

Joint Advisor Investment Advisory Agreement

During the period the joint advisor investment advisory agreement is in effect, the management of the Company’s investment portfolio will be the responsibility of FS/KKR Advisor’s investment committee which will be comprised of three appointees of FS Adviser (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FS Investments and KKR Credit will provide services to the Company on behalf of FS/KKR Advisor. The investment committee will be responsible for establishing and monitoring the Company’s investment program, developing the portfolio, setting the risk parameters for the Company and approving all Company investments. Initial investment decisions will require the unanimous approval of the investment committee.

In performing its duties under the joint advisor investment advisory agreement, FS/KKR Advisor will provide the Company with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. KKR Credit and FS Adviser will be collectively responsible for providing appropriate assets, resources, time and personnel to allow FS/KKR Advisor to provide to the Company the services required under the joint advisor investment advisory agreement.

Among other changes, the base management fee will be reduced from 1.75% under the investment advisory agreement to 1.50% under the joint advisor investment advisory agreement. For the incentive fee under the joint advisor investment advisory agreement, (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.

For additional information, see the Company’s definitive proxy statement filed on January 18, 2018.

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FB Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2017 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 27, 2017 and expiring on July 27, 2018. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to the Company’s potential investment advisory relationship with FS/KKR Advisor.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FB Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FB Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the presidential administration. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition, the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FB Advisor and, currently, GDFM. FB Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FB Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FB Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FB Advisor.

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

In addition, each of the investment advisory agreement and administration agreement that FB Advisor has entered into with us, as well as the investment sub-advisory agreement that FB Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by FB Advisor, upon 60 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FB Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FB Advisor or for FB Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition. It is currently contemplated that the investment sub-advisory agreement will terminate on the GDFM end date and that subject to certain conditions, we will enter into the proposed investment co-advisory agreements and the joint advisor investment advisory agreement with FB Advisor, KKR Credit or FS/KKR Advisor, as applicable. GDFM intends to resign as our investment sub-adviser effective as of the GDFM end date regardless of whether the proposed investment co-advisory agreements and/or the joint advisor investment advisory agreement with FB Advisor, KKR Credit or FS/KKR Advisor, as applicable, have become effective. See “—There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FB Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our stock price, business, financial condition, results of operations or ability to achieve our investment objective.” In the event that KKR Credit and/or FS/KKR Advisor becomes our investment co-adviser or adviser as contemplated, at the time of such replacement, all of the risk factors identified in Item 1A of this annual report on Form 10-K that relate to GDFM will also be applicable to KKR Credit and FS/KKR Advisor.

There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FB Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our stock price, business, financial condition, results of operations or ability to achieve our investment objective.

On January 18, 2018, the Company filed a definitive proxy statement soliciting stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement, each of which would replace the investment advisory agreement and the investment sub-advisory agreement. The effectiveness of each of the investment co-advisory agreements and the joint advisor investment advisory agreement is subject to various conditions, including stockholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect. GDFM intends to resign as the Company’s investment sub-adviser effective as of the GDFM end date regardless of whether the investment co-advisory agreements and/or the joint advisor investment advisory agreement have become effective. There can be no assurance that the investment co-advisory agreements and/or the joint advisor investment advisory agreement will become effective prior to the GDFM end date or at all. As a result, the failure of the investment co-advisory agreements and/or the joint advisor investment advisory agreement to go into effect could adversely affect our stock price, business, financial condition, results of operations or ability to achieve our investment objective.

There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or that the KKR exemptive relief will be granted by the SEC.

Concurrently with the Company soliciting stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking the KKR exemptive relief in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that will cover the Company and would permit the Company, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or whether the requested KKR exemptive relief will be granted by the SEC. Receipt of the KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement. Thus, if the KKR exemptive relief is not granted, the joint advisor investment advisory agreement may not go into effect. The failure of the joint advisor investment advisory agreement to go into effect could adversely affect our stock price, business, financial condition, results of operations or ability to achieve our investment objectives.

FS/KKR Advisor will be a newly-formed investment adviser without a track record of acting as an investment adviser to a BDC, and any failure by FS/KKR Advisor to manage and support our investment process may hinder the achievement of our investment objectives.

Because FS/KKR Advisor will be a newly-formed investment adviser jointly operated by FS Adviser (an affiliate of FB Advisor) and KKR Credit, FS/KKR Advisor will have no prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FB Advisor and KKR Credit have individually acted as investment advisers to BDCs previously, FS/KKR Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/KKR Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FB Advisor’s and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FB Advisor and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

The transactions contemplated by the transition agreement may not be consummated, and the transition of our investment advisory services may not be completed or may not deliver the benefits we anticipate.

In order to transition the Company’s investment advisory services, on December 10, 2017, FB Advisor, GDFM and certain of their respective affiliates entered into a transition agreement, which provides that GDFM will continue to act as the investment sub-adviser to the Company through the GDFM end date and will cooperate with FB Advisor in implementing the transition of investment advisory services from GDFM for both the Company and several other BDCs. The transition of investment advisory services is subject to certain conditions that may not occur, and if we do not consummate the transactions contemplated by the transition agreement, we may not successfully complete the proposed transition of investment advisory services and/or realize the anticipated benefits of the transition.

We are devoting a significant portion of our time and resources to consummating the transactions contemplated by the transition agreement. However, there can be no assurance that such activities will result in the consummation of the transactions or the completion of the proposed transition of investment advisory services. Additionally, even if we are able to consummate the transactions and complete the transition, the transition may not deliver the benefits we anticipate.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of fee income and the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

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

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, including the recently announced proposed transition as described under “Item 1. Business—The Transition of Investment Advisory Services,” we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

The members of the senior management and investment teams of both FB Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FB Advisor also serve in similar capacities for the investment advisers to the other funds in the Fund Complex, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FB Advisor to manage our day-to-day activities and to implement our investment strategy. FB Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FB Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FB Advisor and its employees will devote only as much of its or their time to our business as FB Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FB Advisor currently relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, currently serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

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

FB Advisor’s liability is limited under each of the investment advisory agreement and our administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to each of the investment advisory agreement and our administration agreement, FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor will not be liable to us for their acts under the investment advisory agreement or our administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FB Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FB Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FB Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory agreement or our administration agreement, as applicable. These protections may lead FB Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to FB Advisor with respect to pre-incentive fee net investment income.

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

In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FB Advisor. See “Risks Related to FB Advisor, GDFM and their respective Affiliates—FB Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FB Advisor, and FB Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.”

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 4.18%, (iii) $2.0 billion in debt outstanding (i.e., assumes that the full $2.0 billion available to us as of December 31, 2017 under our financing arrangements as of such date is outstanding) and (iv) $2.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	(21.46)%	(12.55)%	(3.63)%	5.28%	14.19%

Similarly, assuming (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 4.18% and (iii) $2.0 billion in debt outstanding (i.e., assuming that the full $2.0 billion available to us as of December 31, 2017 under the financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.04% in order to cover the annual interest payments on our outstanding debt.

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

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements, including any covenants related to the identity of our investment adviser. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.

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

Our shares of common stock may trade at a discount to net asset value, and such discount may be significant.

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 27, 2018. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after July 27, 2018.

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

In past years, we obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 27, 2018. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period following stockholder approval. If such approval is obtained, it may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.

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

The following table sets forth: (i) the net asset value per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE during the applicable period and (iii) the closing high and low sales prices as a premium (discount) to net asset value during the applicable period. On February 28, 2018, the last reported closing sales price of our common stock on the NYSE was $7.10 per share.

	Net Asset Value Per Share(1)	Closing Sales Price		Premium (Discount) of High Sales Price to Net Asset Value Per Share(2)	Premium (Discount) of Low Sales Price to Net Asset Value Per Share(2)
For the Three Months Ended		High	Low
Fiscal 2016
March 31, 2016	$8.82	$9.30	$7.73	5.44%	(12.36)%
June 30, 2016	9.18	9.42	8.61	2.61%	(6.21)%
September 30, 2016	9.42	9.94	9.00	5.52%	(4.46)%
December 31, 2016	9.41	10.45	9.25	11.05%	(1.70)%
Fiscal 2017
March 31, 2017	9.45	10.80	9.55	14.29%	1.06%
June 30, 2017	9.30	9.85	8.80	5.91%	(5.38)%
September 30, 2017	9.43	9.30	8.05	(1.38)%	(14.63)%
December 31, 2017	9.30	8.70	7.35	(6.45)%	(20.97)%

(1)	Net asset value per share is determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant period.

(2)	Calculated as the respective high or low closing sale price less net asset value, divided by net asset value (in each case, as of the applicable period).

As of February 28, 2018, we had 2,039 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare and pay regular cash distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. As previously announced by the Company, subject to market conditions, our board of directors currently intends to make a special distribution in the fourth quarter of 2018 that equates to the cumulative amount, if any, of net investment income earned during the twelve months following October 1, 2017 that is in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.89100	$215,606
2016	$0.89100	$216,933
2017	$0.85825	$210,549

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Stock Repurchase Program

In February 2018, our board of directors authorized a stock repurchase program. Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the current net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 21, 2019, unless extended or until the aggregate repurchase amount that has been approved by our board of directors has been expended. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS Investment Corporation under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of operations data:
Investment income	$419,311	$422,809	$474,797	$464,819	$474,566
Operating expenses
Total expenses and excise taxes	218,127	215,486	209,707	225,648	229,590
Less: Management fee waiver	(2,575)	—	—	(2,837)	—

Net expenses and excise taxes	215,552	215,486	209,707	222,811	229,590

Net investment income (loss)	203,759	207,323	265,090	242,008	244,976
Total net realized and unrealized gain (loss)	(21,772)	86,968	(226,705)	(47,227)	20,864

Net increase (decrease) in net assets resulting from operations	$181,987	$294,291	$38,385	$194,781	$265,840

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.83	$0.85	$1.10	$0.97	$0.96

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.74	$1.21	$0.16	$0.78	$1.04

Distributions declared(2)	$0.86	$0.89	$0.89	$1.08	$0.83

Balance sheet data:
Total assets	$4,104,275	$4,110,071	$4,148,173	$4,354,886	$4,444,577

Credit facilities, notes, secured borrowing and repurchase agreement payable	$1,712,016	$1,693,513	$1,822,899	$1,863,827	$1,673,682

Total net assets	$2,284,723	$2,297,377	$2,208,928	$2,366,986	$2,640,992

Other data:
Total return based on net asset value(3)	7.97%	13.19%	1.63%	7.17%	10.43%
Total return based on market value(4)	(21.39)%	25.91%	(0.78)%	5.52	—
Number of portfolio company investments at period end	100	102	114	118	165
Total portfolio investments for the period	$1,284,317	$1,157,827	$1,647,620	$2,178,075	$2,641,733
Proceeds from sales and prepayments of investments	$1,134,998	$1,588,498	$1,625,520	$2,121,939	$2,510,887

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(3)	The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of our future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

(4)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return based on market value for the year ended December 31, 2014 was calculated based on the period from April 16, 2014, the first day the shares began trading on the NYSE at a closing price of $10.25, to December 31, 2014. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on market value in the table should not be considered a representation of our future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

actual and potential conflicts of interest with the other funds in the Fund Complex and their respective investment advisers and sub-advisers, GDFM, KKR Credit, FS/KKR Advisor or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FB Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FB Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest;

•	receiving stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreements; and

•	KKR Credit obtaining the KKR exemptive relief.

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

Our investment activities are managed by FB Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory agreement, we have agreed to pay FB Advisor an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. FB Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FB Advisor in identifying investment opportunities and makes investment recommendations for approval by FB Advisor according to guidelines set by FB Advisor.

As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as our investment sub-adviser, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationships and, currently, our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e. opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including though the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FB Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

FB Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FB Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FB Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FB Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments; and

•

all other expenses incurred by FB Advisor, GDFM or us in connection with administering our business, including expenses incurred by FB Advisor or GDFM in performing administrative services for us and administrative personnel paid by FB Advisor or GDFM, to the extent they are not controlling persons of FB Advisor, or GDFM, or any of their respective affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

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

Portfolio Investment Activity for the Years Ended December 31, 2017 and 2016

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2017 and 2016:

	For the Year Ended
Net Investment Activity	December 31, 2017	December 31, 2016
Purchases	$1,284,317	$1,157,827
Sales and Repayments	(1,134,998)	(1,588,498)

Net Portfolio Activity	$149,319	$(430,671)

	For the Year Ended
	December 31, 2017		December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$954,681	74%	$896,207	77%
Senior Secured Loans—Second Lien	77,269	6%	52,526	5%
Senior Secured Bonds	86,049	7%	13,189	1%
Subordinated Debt	118,937	9%	67,563	6%
Collateralized Securities	409	0%	4,575	0%
Equity/Other	46,972	4%	123,767	11%

Total	$1,284,317	100%	$1,157,827	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,501,103	$2,520,994	64%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	222,232	197,588	5%	619,892	599,155	16%
Senior Secured Bonds	157,699	161,650	4%	205,657	159,470	4%
Subordinated Debt	500,626	489,761	13%	498,080	454,045	12%
Collateralized Securities	47,471	54,319	1%	59,225	72,058	2%
Equity/Other	387,715	501,922	13%	368,927	506,647	14%

Total	$3,816,846	$3,926,234	100%	$3,743,940	$3,726,816	100%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Number of Portfolio Companies	100	102
% Variable Rate (based on fair value)	69.4%	67.0%
% Fixed Rate (based on fair value)	17.8%	19.4%
% Income Producing Equity/Other Investments (based on fair value)	2.3%	2.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.5%	10.9%
Average Annual EBITDA of Portfolio Companies	$85,700	$100,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.5%	98.6%
% of Investments on Non-Accrual (based on fair value)	0.2%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.6%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.5%	10.1%

For the year ended December 31, 2017, our total return based on net asset value was 7.97% and our total return based on market value was (21.39)%. For the year ended December 31, 2016, our total return based on net asset value was 13.19% and our total return based on market value was 25.91%.

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

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2017:

New Direct Originations	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$220,159	$1,045,807
Exited Investments (including partial paydowns)	(159,678)	(869,061)

Net Direct Originations	$60,481	$176,746

	For the Three Months Ended December 31, 2017		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$163,235	74%	$872,624	83%
Senior Secured Loans—Second Lien	15,000	7%	23,113	2%
Senior Secured Bonds	25,228	11%	32,259	3%
Subordinated Debt	—	—	92,000	9%
Collateralized Securities	—	—	—	—
Equity/Other	16,696	8%	25,811	3%

Total	$220,159	100%	$1,045,807	100%

	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$16,935	$24,900
Weighted Average Maturity for New Direct Originations	10/8/23	4/12/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.6%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.3%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.9%	9.7%

The following table presents certain selected information regarding our direct originations as of December 31, 2017 and 2016:

Characteristics of All Direct Originations held in Portfolio	December 31, 2017	December 31, 2016
Number of Portfolio Companies	75	67
Average Annual EBITDA of Portfolio Companies	$68,600	$64,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.9x	4.8x
% of Investments on Non-Accrual	—	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	10.1%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,606,608	92%	$3,264,395	88%
Opportunistic	295,501	7%	352,937	9%
Broadly Syndicated/Other	24,125	1%	109,484	3%

Total	$3,926,234	100%	$3,726,816	100%

See Note 6 to our audited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FB Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FB Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$418,237	11%	$383,790	10%
2	3,113,283	79%	3,049,433	82%
3	370,286	10%	242,608	7%
4	10,157	0%	—	—
5	14,271	0%	50,985	1%

Total	$3,926,234	100%	$3,726,816	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Revenues

Our investment income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$334,296	80%	$350,728	83%	$400,288	84%
Paid-in-kind interest income	40,978	10%	32,837	8%	23,529	5%
Fee income	44,016	10%	36,293	8%	44,182	9%
Dividend income	21	0%	2,951	1%	6,798	2%

Total investment income(1)	$419,311	100%	$422,809	100%	$474,797	100%

(1)

Such revenues represent $373,421, $382,147 and $440,121 of cash income earned as well as $45,890, $40,662 and $34,676 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest income and increase in PIK interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 can be attributed to the prepayment and restructuring of certain higher yielding assets into assets with a higher PIK paying component. The higher fee income during this same period can be attributed to such increased prepayment and restructuring activity.

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

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Management fees	$72,797	$71,280	$75,401
Capital gains incentive fees	—	—	(21,075)
Subordinated income incentive fees	50,297	51,830	61,036
Administrative services expenses	3,051	3,475	4,182
Accounting and administrative fees	1,014	966	1,082
Interest expense	79,145	74,058	75,127
Directors’ fees	1,149	1,139	1,026
Expenses associated with our independent audit and related fees	350	481	486
Compensation of our chief compliance officer(1)	—	—	25
Legal fees	1,134	910	1,826
Printing fees	1,198	1,329	1,079
Stock transfer agent fees	134	179	134
Other(2)	2,599	4,285	3,322

Total operating expenses	$212,868	$209,932	$203,651
Management fee waiver	(2,575)	—	—

Net operating expenses before taxes	210,293	209,932	203,651
Excise taxes	5,259	5,554	6,056

Total net expenses, including excise taxes	$215,552	$215,486	$209,707

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

(2)	Other expenses during the year ended December 31, 2016 include $938 of breakage fees associated with the partial paydown of a former debt financing arrangement two of our wholly-owned, special purpose financing subsidiaries had entered into with JPMorgan Chase Bank, N.A., London Branch.

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Ratio of operating expenses and excise taxes to average net assets	9.48%	9.69%	8.90%
Ratio of management fee waiver to average net assets	(0.11)%	—	—

Ratio of net operating expenses to average net assets	9.37%	9.69%	8.90%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.85%	5.91%	5.15%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.52%	3.78%	3.75%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $203,759 ($0.83 per share), $207,323 ($0.85 per share) and $265,090 ($1.10 per share) for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in net investment income for the years ended December 31, 2017 and 2016 compared to 2015 can be attributed to the reversal of capital gains incentive fees that reduced expenses during the year ended December 31, 2015, as well as lower income during 2017 and 2016 as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, secured borrowing and foreign currency for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net realized gain (loss) on investments(1)	$(142,769)	$(63,561)	$(62,426)
Net realized gain (loss) on secured borrowing	(21)	—	—
Net realized gain (loss) on foreign currency	247	330	(640)

Total net realized gain (loss)	$(142,543)	$(63,231)	$(63,066)

(1)	We sold investments and received principal repayments, respectively, of $350,171 and $784,827 during the year ended December 31, 2017, $547,222 and $1,041,276 during the year ended December, 31, 2016 and $607,368 and $1,018,152 during the year ended December 31, 2015.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and unrealized gain (loss) on foreign currency for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments	$126,512	$148,691	$(167,165)
Net change in unrealized appreciation (depreciation) on secured borrowing	49	(49)	—
Net change in unrealized gain (loss) on foreign currency	(5,790)	1,557	3,526

Total net change in unrealized appreciation (depreciation)	$120,771	$150,199	$(163,639)

During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses combined with depreciation of certain equity positions. During the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by a general tightening of credit spreads and an increase in the valuation of certain of our energy investments and Caesars Entertainment Operating Co., Inc. loans following positive developments in restructuring efforts concerning these loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2017, 2016 and 2015, the net increase in net assets resulting from operations was $181,987 ($0.74 per share), $294,291 ($1.21 per share) and $38,385 ($0.16 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2017, we had $138,742 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $260,750 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2017, we had twenty unfunded debt investments with aggregate unfunded commitments of $154,074, one unfunded commitment to purchase up to $295 of preferred stock and one unfunded commitment to purchase up to $4 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	$66,750	(2)	$260,750	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	$400,000		$—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	$405,000		$—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	$275,000		$—	May 15, 2022

Total			$1,721,750		$260,750

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	Borrowings in Euros and Canadian dollars. Euro balance outstanding of €41,576 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

See Note 8 to our consolidated financial statements included herein for additional information regarding our financing arrangements.

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

Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. As previously announced by the Company, subject to market conditions, our board of directors currently intends to make a special distribution in the fourth quarter of 2018 that equates to the cumulative amount, if any, of net investment income earned during the twelve months following October 1, 2017 that is in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2017, 2016 or 2015 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.89100	$215,606
2016	$0.89100	$216,933
2017	$0.85825	$210,549

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2017, 2016 and 2015.

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FB Advisor’s management team, and has authorized FB Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FB Advisor’s implementation of the valuation process.

See Note 7 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, we are required to adopt the new guidance as of January 1, 2018 and expect to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.

In connection with our evaluation of the impact of the new revenue recognition guidance on our revenue recognition polices for structuring and other non-recurring upfront fees, we have performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, we expect to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In our analysis, we considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, we considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized.

Based on our analysis, we expect to provide additional revenue recognition disclosures required under the new standard but do not otherwise expect a material effect on our consolidated financial statements.

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

We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we did not incur any interest or penalties.

See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into agreements with FB Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FB Advisor, and to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2017, 2016 and 2015.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2017 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(2)	December 15, 2021	$150,000	—	—	$150,000	—
ING Credit Facility(3)	March 16, 2021	$66,750	—	—	$66,750	—
Locust Street Credit Facility(2)	November 1, 2020	$425,000	—	$425,000	—	—
4.000% Notes due 2019	July 15, 2019	$400,000	—	$400,000	—	—
4.250% Notes due 2020	January 15, 2020	$405,000	—	$405,000	—	—
4.750% Notes due 2022	May 15, 2022	$275,000	—	—	$275,000	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At December 31, 2017, no amounts remained unused under the financing arrangement.

(3)	At December 31, 2017, $260,750 remained unused under the ING credit facility. Borrowings in Euros and Canadian dollars. Euro balance outstanding of €41,576 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

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

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our agreements with FB Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FB Advisor and potential conflicts of interest.

See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-advisor and our potential advisory relationship with KKR Credit and/or FS/KKR Advisor.

Recent Developments

See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 69.4% of our portfolio investments (based on fair value) paid variable interest rates, 17.8% paid fixed interest rates, 2.3% were income producing equity or other investments, and the remaining 10.5% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FB Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Hamilton Street credit facility, ING credit facility and Locust Street credit facility, we borrow at a floating rate based on a benchmark interest rate. Under the indenture governing the 4.000% notes, the 4.250% notes and the 4.750% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(17,421)	$(6,190)	$(11,231)	(3.9)%
No change	—	—	—	—
Up 100 basis points	26,256	6,190	20,066	6.9%
Up 300 basis points	79,770	18,571	61,199	21.2%
Up 500 basis points	133,328	30,952	102,376	35.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2017, 2016 and 2015 we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

Opinion on the Internal Control Over Financial Reporting

We have audited FS Investment Corporation’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation

Philadelphia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

March 1, 2018

Part I—FINANCIAL INFORMATION

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,532,517 and $3,509,899, respectively)	$3,600,911	$3,440,951
Non-controlled/affiliated investments (amortized cost—$197,468 and $153,167, respectively)	230,055	202,795
Controlled/affiliated investments (amortized cost—$86,861 and $80,874, respectively)	95,268	83,070

Total investments, at fair value (amortized cost—$3,816,846 and $3,743,940, respectively)	3,926,234	3,726,816
Cash	134,932	264,594
Foreign currency, at fair value (cost—$3,685 and $4, respectively)	3,810	4
Receivable for investments sold and repaid	3,477	75,921
Income receivable	30,668	36,106
Deferred financing costs	3,459	5,828
Prepaid expenses and other assets	1,695	802

Total assets	$4,104,275	$4,110,071

Liabilities
Payable for investments purchased	$1,978	$5,748
Credit facilities payable (net of deferred financing costs of $3,179 and $0, respectively)(1)	638,571	619,932
Unsecured notes payable (net of deferred financing costs of $1,402 and $1,884, respectively)(1)	1,073,445	1,070,701
Secured borrowing, at fair value (proceeds of $0 and $2,831, respectively)(1)	—	2,880
Stockholder distributions payable	46,704	54,364
Management fees payable	15,450	18,022
Subordinated income incentive fees payable(2)	12,871	12,885
Administrative services expense payable	294	516
Interest payable	22,851	20,144
Directors’ fees payable	276	281
Other accrued expenses and liabilities	7,112	7,221

Total liabilities	1,819,552	1,812,694

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 245,725,416 and 244,063,357 shares issued and outstanding, respectively	246	244
Capital in excess of par value	2,272,591	2,261,040
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(245,288)	(104,274)
Accumulated undistributed (distributions in excess of) net investment income(4)	144,062	148,026
Net unrealized appreciation (depreciation) on investments and secured borrowing and unrealized gain/loss on foreign currency	113,112	(7,659)

Total stockholders’ equity	2,284,723	2,297,377

Total liabilities and stockholders’ equity	$4,104,275	$4,110,071

Net asset value per share of common stock at year end	$9.30	$9.41

FS Investment Corporation

Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$319,155	$344,639	$397,613
Paid-in-kind interest income	32,440	28,519	23,221
Fee income	41,136	35,541	43,392
Dividend income	21	2,727	6,499
From non-controlled/affiliated investments:
Interest income	10,768	6,087	2,295
Paid-in-kind interest income	2,469	737	308
Fee income	2,880	752	790
Dividend income	—	224	299
From controlled/affiliated investments:
Interest income	4,373	2	380
Paid-in-kind interest income	6,069	3,581	—

Total investment income	419,311	422,809	474,797

Operating expenses
Management fees(1)	72,797	71,280	75,401
Capital gains incentive fees(2)	—	—	(21,075)
Subordinated income incentive fees(2)	50,297	51,830	61,036
Administrative services expenses	3,051	3,475	4,182
Accounting and administrative fees	1,014	966	1,082
Interest expense(3)	79,145	74,058	75,127
Directors’ fees	1,149	1,139	1,026
Other general and administrative expenses	5,415	7,184	6,872

Total operating expenses	212,868	209,932	203,651
Management fee waiver(1)	(2,575)	—	—

Net expenses	210,293	209,932	203,651

Net investment income before taxes	209,018	212,877	271,146
Excise taxes	5,259	5,554	6,056

Net investment income	203,759	207,323	265,090

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(98,580)	(63,535)	(62,426)
Non-controlled/affiliated investments	8,690	—	—
Controlled/affiliated investments	(52,879)	(26)	—
Net realized gain (loss) on secured borrowing	(21)	—	—
Net realized gain (loss) on foreign currency	247	330	(640)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	137,342	138,719	(212,155)
Non-controlled/affiliated investments	(17,041)	8,519	44,247
Controlled/affiliated investments	6,211	1,453	743

FS Investment Corporation

Consolidated Statements of Operations (continued)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net change in unrealized appreciation (depreciation) on secured borrowing	$49	$(49)	$—
Net change in unrealized gain (loss) on foreign currency	(5,790)	1,557	3,526

Total net realized and unrealized gain (loss)	(21,772)	86,968	(226,705)

Net increase (decrease) in net assets resulting from operations	$181,987	$294,291	$38,385

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.74	$1.21	$0.16

Weighted average shares outstanding	245,270,969	243,448,610	241,946,850

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 8 for a discussion of the Company’s financing arrangements.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operations
Net investment income (loss)	$203,759	$207,323	$265,090
Net realized gain (loss) on investments, secured borrowing and foreign currency	(142,543)	(63,231)	(63,066)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing(1)	126,561	148,642	(167,165)
Net change in unrealized gain (loss) on foreign currency	(5,790)	1,557	3,526

Net increase (decrease) in net assets resulting from operations	181,987	294,291	38,385

Stockholder distributions(2)
Distributions from net investment income	(210,549)	(216,933)	(181,509)
Distributions from net realized gain on investments	—	—	(34,097)

Net decrease in net assets resulting from stockholder distributions	(210,549)	(216,933)	(215,606)

Capital share transactions(3)
Reinvestment of stockholder distributions	15,908	11,091	19,163
Repurchases of common stock	—	—	—

Net increase (decrease) in net assets resulting from capital share transactions	15,908	11,091	19,163

Total increase (decrease) in net assets	(12,654)	88,449	(158,058)
Net assets at beginning of year	2,297,377	2,208,928	2,366,986

Net assets at end of year	$2,284,723	$2,297,377	$2,208,928

Accumulated undistributed (distributions in excess of) net investment income(2)	$144,062	$148,026	$147,946

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$181,987	$294,291	$38,385
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,284,317)	(1,157,827)	(1,647,620)
Paid-in-kind interest	(40,978)	(32,837)	(23,529)
Proceeds from sales and repayments of investments	1,134,998	1,588,498	1,625,520
Net realized (gain) loss on investments and secured borrowing	142,790	63,561	62,426
Net change in unrealized (appreciation) depreciation on investments and secured borrowing	(126,561)	(148,642)	167,165
Accretion of discount	(25,378)	(10,149)	(29,886)
Amortization of deferred financing costs and discount	5,178	4,086	3,764
Unrealized (gain)/loss on borrowings in foreign currency	5,658	(143)	(3,690)
(Increase) decrease in receivable for investments sold and repaid	72,444	(75,855)	8,910
(Increase) decrease in income receivable	5,438	(1,506)	17,214
(Increase) decrease in prepaid expenses and other assets	(893)	(73)	(21)
Increase (decrease) in payable for investments purchased	(3,770)	5,748	(28,095)
Increase (decrease) in management fees payable	(2,572)	(393)	(1,145)
Increase (decrease) in accrued capital gains incentive fees	—	—	(21,075)
Increase (decrease) in subordinated income incentive fees payable	(14)	(489)	285
Increase (decrease) in administrative services expense payable	(222)	(430)	(464)
Increase (decrease) in interest payable	2,707	(1,917)	6,211
Increase (decrease) in directors’ fees payable	(5)	(1)	(14)
Increase (decrease) in other accrued expenses and liabilities	(109)	46	835

Net cash provided by (used in) operating activities	66,381	525,968	175,176

Cash flows from financing activities
Reinvestment of stockholder distributions	15,908	11,091	19,163
Stockholder distributions	(218,209)	(216,662)	(179,398)
Borrowings under credit facilities(1)	291,265	1,176,000	217,899
Borrowings under unsecured notes(1)	—	80,425	275,000
Secured borrowing(3)	(2,857)	2,829	—
Repayments of credit facilities(1)	(275,105)	(590,550)	(368,411)
Repayments under repurchase agreement(2)	—	(800,000)	(150,000)
Deferred financing costs paid	(3,239)	(6,490)	(4,286)

Net cash provided by (used in) financing activities	(192,237)	(343,357)	(190,033)

Total increase (decrease) in cash	(125,856)	182,611	(14,857)
Cash and foreign currency at beginning of year	264,598	81,987	96,844

Cash and foreign currency at end of year	$138,742	$264,598	$81,987

Supplemental disclosure
Local and excise taxes paid	$5,888	$6,000	$5,853

(1)	See Note 8 for a discussion of the Company’s credit facilities and unsecured notes. During the years ended December 31, 2017, 2016 and 2015, the Company paid $71,096, $48,464 and $36,014, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	See Note 8 for a discussion of the Company’s repurchase transaction, which the Company terminated on November 1, 2016. During the years ended December 31, 2016 and 2015, the Company paid $24,736 and $29,138, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Statements of Cash Flows (continued)

(in thousands)

(3)	See Note 8 for a discussion of the Company’s secured borrowing. During the year ended December 31, 2017 and 2016, the Company paid $164 and $40, respectively, in interest expense on the secured borrowing.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—110.3%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$29,824	$29,871	$29,824
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	10.5%		11/18/21	8,176	8,176	8,176
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+900	1.0%	12/29/19	196,468	195,233	191,802
Actian Corp.	(e)	Software & Services	L+806	1.0%	6/30/22	11,429	11,429	11,571
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+750	1.0%	10/4/22	20,383	17,224	20,383
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	89,169	89,169	90,729
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	48,995	48,995	49,730
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	884	884	866
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/18	992	992	992
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1050	1.0%	5/25/18	25	25	25
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/20	679	679	628
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1200	1.0%	5/25/18	361	361	—
Atlas Aerospace LLC	(g)	Capital Goods	L+802	1.0%	12/29/22	30,476	30,476	30,476
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	56,843	56,843	58,019
Borden Dairy Co.	(e)(g)(h)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	70,000	70,000	69,979
ConnectiveRX, LLC	(e)(g)(h)	Health Care Equipment & Services	L+828	1.0%	11/25/21	45,019	45,019	45,037
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	4,185	4,181	4,205
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	3,326	3,326	3,297
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	2,543	2,543	2,521
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	46,814	46,814	46,404
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	25,122	25,122	24,902
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	83,605	83,605	86,531
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,255	10,185	8,896
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	81,180	81,180	81,992
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1050		3/31/21	1,358	1,361	1,360
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,750
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	2,105	2,105	2,126
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+1100		3/31/21	537	537	542
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+946	1.0%	3/26/21	1,071	1,071	1,023
Hudson Technologies Co.	(g)(h)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	39,946	39,946	40,495
Hudson Technologies Co.	(g)(j)(q)	Commercial & Professional Services	L+725	1.0%	10/10/23	9,511	9,511	9,642
Icynene U.S. Acquisition Corp.	(e)(g)	Materials	L+700	1.0%	11/30/24	30,000	30,000	30,006
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,725	75,725	76,672

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	$21,492	$21,492	$21,815
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	30,810	30,810	31,195
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	44,867	44,783	45,540
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+854	1.0%	11/6/21	6,832	6,832	6,943
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110,566	109,565	112,280
JSS Holdings, Inc.	(g)(q)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	20,182	20,182	20,495
Kodiak BP, LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10,515	10,515	10,541
Kodiak BP, LLC	(h)(q)	Capital Goods	L+725	1.0%	12/1/24	3,030	3,030	3,038
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	56,183	56,183	56,815
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20	€26,372	35,872	32,181
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20	$9,251	9,251	9,390
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1100	1.0%	5/5/19	6,963	6,963	6,963
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1100	1.0%	5/5/19	1,120	1,131	1,120
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	13,793	13,793	12,638
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+850	1.3%	12/11/19	62,813	62,704	62,420
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	2,686	2,595	2,738
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21	38	38	38
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	5/5/21	101	101	101
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+436	4.5%	5/5/23	1,056	1,056	1,051
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+375	4.5%	5/5/23	621	621	618
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+810	1.0%	9/2/22	27,686	27,686	28,206
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	3,542	3,542	3,608
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+800	1.3%	9/10/19	17,312	17,312	17,399
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22	50,625	50,625	51,891
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/19/22	10,511	10,511	10,879
Polymer Additives, Inc.	(g)	Materials	L+834	1.0%	12/19/22	11,019	11,019	11,239
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22	€15,000	16,982	18,575
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23	$29,928	29,928	30,377
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23	34,919	34,919	35,214
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+858	1.0%	9/25/21	40,688	40,688	40,688
Safariland, LLC	(e)(g)(h)	Capital Goods	L+768	1.1%	11/18/23	126,107	126,107	127,841
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.1%	11/18/23	33,282	33,282	33,740
Sequel Youth and Family Services, LLC	(e)(g)(h)	Health Care Equipment & Services	L+778	1.0%	9/1/22	94,118	94,118	94,984
Sequel Youth and Family Services, LLC	(g)(q)	Health Care Equipment & Services	L+700	1.0%	9/1/22	4,706	4,706	4,749

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22		$79,039	$79,039	$78,249
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20		90,681	90,474	91,418
SSC (Lux) Limited S.à r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45,455	45,455	46,364
Staples Canada, ULC	(g)(j)	Retailing	L+700	1.0%	9/12/23	C$	20,987	17,333	16,912
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+700	1.0%	9/30/21		$4,382	4,342	4,064
SunGard Availability Services Capital, Inc.	(g)(i)	Software & Services	L+1000	1.0%	10/1/22		2,000	1,900	1,924
Trace3, LLC	(e)(h)	Software & Services	L+775	1.0%	6/6/23		31,094	31,094	31,832
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20		52,685	52,685	52,816
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+779	1.0%	1/5/22		56,582	56,582	56,902
USI Senior Holdings, Inc.	(g)(q)	Capital Goods	L+725	1.0%	1/5/22		11,513	11,513	11,578
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20		114,216	114,164	115,073
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		2,037	2,037	2,088
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20		93,590	93,590	95,345
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22		11,766	11,766	11,942
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22		2,234	2,234	2,268

Total Senior Secured Loans—First Lien								2,629,542	2,649,433
Unfunded Loan Commitments								(128,439)	(128,439)

Net Senior Secured Loans—First Lien								2,501,103	2,520,994

Senior Secured Loans—Second Lien—8.6%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24		18,000	17,581	18,045
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		8,281	8,281	7,874
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20		13,565	13,565	12,768
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24		16,000	16,000	15,998
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22		1,206	1,162	1,212
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23		15,000	14,463	14,981
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850	0.8%	11/17/20		37,447	37,432	38,008
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20		21,926	21,794	10,079
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25		6,482	6,362	6,595
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22		30,000	29,903	16,200
Stadium Management Corp.	(e)(g)(h)	Consumer Services	Prime+725	0.3%	2/27/21		55,689	55,689	55,828

Total Senior Secured Loans—Second Lien								222,232	197,588

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—7.1%
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	$22,728	$22,728	$22,728
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6,000	6,000	6,045
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,272	76,028
Global A&T Electronics Ltd.	(g)(j)(l)(r)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,967	6,490
Mood Media Corp.	(f)(g)(j)(t)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	21,568	21,568	21,675
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	130	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,476	19,898
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1,058	1,058	1,058
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7,500	7,500	7,596

Total Senior Secured Bonds							157,699	161,650

Subordinated Debt—21.4%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40,000	40,000	43,226
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	14,966	13,712	13,918
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,947	4,775
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	20,171
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,008	4,731
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	17,393	17,829	18,196
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	67,532	66,763	66,519
EV Energy Partners, L.P.	(f)(r)	Energy	8.0%		4/15/19	265	251	135
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	77,511	77,511	78,867
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12,677	12,677	12,899
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,638	6,638	6,755
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	13,570	13,570	13,807
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,320	13,320	13,553
Greystone Mezzanine Equity Member Corp.	(g)(j)	Diversified Financials	L+650	4.5%	9/15/25	1,365	1,365	1,365
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650	4.5%	9/15/25	25,635	25,635	25,635
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	661	661	661
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,623	3,967

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	$11,433	$11,664	$10,478
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,057	10,771
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	139	139	156
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,438	15,690
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,689	6,705
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	145,241	145,241	131,625
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2,238	2,238	2,232

Total Subordinated Debt							526,261	515,396
Unfunded Debt Commitments							(25,635)	(25,635)

Net Subordinated Debt							500,626	489,761

Collateralized Securities—2.4%
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	14.9%		7/25/29	21,000	11,305	11,993
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,484	1,562
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	15.8%		1/25/27	17,900	12,928	14,714
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	4.5%		10/25/21	10,000	775	661
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	9.9%		1/15/26	42,504	20,979	25,389

Total Collateralized Securities							47,471	54,319

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.0%(k)
5 Arches, LLC, Common Equity	(g)(j)(n)	Diversified Financials				20,000	$500	$500
Advanced Lighting Technologies, Inc., Common Equity	(g)(l)(t)	Materials				587,637	16,520	13,046
Advanced Lighting Technologies, Inc., Warrants, 10/4/2027	(g)(l)(t)	Materials				9,262	86	56
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	955
AP Exhaust Holdings, LLC, Class A1 Common Units	(g)(l)(n)	Automobiles & Components				8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(g)(l)(n)	Automobiles & Components				803	895	811
APP Holdings, LP, Warrants, 5/25/2026	(g)(j)(l)	Capital Goods				698,482	2,545	1,903
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy				96,800,082	29,100	24,200
ASG Everglades Holdings, Inc., Common Equity	(g)(l)(t)	Software & Services				1,689,767	36,422	83,052
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services				229,541	6,542	6,289
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services				428,935	20,197	—

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(e)(f)(g)(l)	Health Care Equipment & Services				229,489	$1,671	$1,640
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing				3,451,216	1,898	49
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy				70,947	71	70
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods				391,300	391	274
Eastman Kodak Co., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				61,859	1,203	192
Escape Velocity Holdings, Inc., Common Equity	(g)(l)	Software & Services				19,312	193	456
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy				21,000	21,000	6,090
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy				3,937	2,601	1,152
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy				48,025	12,006	13,807
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy				70,875	17,719	20,554
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services				14,943	7,017	17,782
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services				42,281,308	42,281	38,053
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing				375	1,118	1,117
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods				2,333,333	2,333	5,950
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media				33,034	3,783	2,573
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials				441,238	441	662
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods				4,401	464	26
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods				1,303	1,303	1,303
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods				483	483	655
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods				—	—	761
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials				972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	12.5% PIK		11/17/25	4,499	49,429	57,260
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods				490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods				53,073	553	—
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods				55	553	901
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods				23	229	254
Mood Media Corp., Common Equity	(g)(j)(l)(t)	Media				16,243,967	11,804	26,754
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services				1,041,667	1,042	1,615
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	1,385	1,454

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
PSAV Holdings LLC, Common Equity	(f)(l)	Technology Hardware & Equipment				10,000	$10,000	$34,000
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	1,997	1,973
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036	6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59	587	893
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000	2,500	8,200
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods				2,263	246	742
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods				2,273	227	746
SandRidge Energy, Inc., Common Equity	(g)(j)(l)(s)	Energy				421,682	9,413	8,885
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services				33,306	3,400	14,898
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	9.5% PIK		11/10/18	8,000	13,376	13,378
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services				1,293	1	422
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services				19,388	12	6,733
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664	2,790	368
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163	—	37,858
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636	2,273	2,716
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389	722	—
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115	187	142
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826	3,652	3,833
The Stars Group Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services				2,000,000	16,832	25,140
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813	5,181	78
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948	509	541
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770	522	554
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538	1,070	1,137
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy				113,515	534	193
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662	1,714	2,092
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151	1,714	1,830

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(g)(l)	Software & Services				29,422	$—	$102

Total Equity/Other							387,715	501,922

TOTAL INVESTMENTS—171.8%							$ 3,816,846	3,926,234

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.8%)								(1,641,511)

NET ASSETS—100%								$ 2,284,723

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.69%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	Position or portion thereof unsettled as of December 31, 2017.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, 82.0% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(r)	Asset is on non-accrual status.

(s)	Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(5)	PIK Income(5)	Fee Income(5)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$—	$—	$20,026	$(2,948)	$138	$8	$3,159	$20,383	$584	$—	$891
ASG Technologies Group, Inc.	54,766	—	11,832	(65,789)	49	295	(1,153)	—	3,203	356	—
Aspect Software, Inc.(1)(2)	—	634	536	(178)	—	—	—	992	93	—	14
Aspect Software, Inc.(2)	—	697	—	(18)	—	—	(51)	628	79	—	3
Aspect Software, Inc.(3)	—	—	—	—	—	—	(361)	(361)	6	—	12
Logan’s Roadhouse, Inc.(4)	—	—	6,963	—	—	—	(11)	6,952	32	81	729
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	23,872	—	—	(24,611)	549	5,529	(5,339)	—	2,286	—	1,231
Logan’s Roadhouse, Inc.	15,415	—	5,648	—	32	—	(11,016)	10,079	12	2,032	—

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(5)	PIK Income(5)	Fee Income(5)
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	$—	$32,222	$—	$(34,048)	$—	$1,826	$—	$—	$2,169	$—	$—
Advanced Lighting Technologies, Inc.	—	—	22,728	—	—	—	—	22,728	337	—	—
Mood Media Corp.	—	21,568	—	—	—	—	107	21,675	1,535	—	—
Subordinated Debt
Mood Media Corp.(2)	—	5,689	—	(6,460)	44	727	—	—	432	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	—	—	16,520	—	—	—	(3,474)	13,046	—	—	—
Advanced Lighting Technologies, Inc., Warrants	—	—	86	—	—	—	(30)	56	—	—	—
Advanced Lighting Technologies, Inc., Preferred Equity	—	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	79,673	—	—	—	—	—	3,379	83,052	—	—	—
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	5,830	—	—	—	—	—	459	6,289	—	—	—
Aspect Software, Inc.(2)	—	19,792	100	—	—	305	(20,197)	—	—	—	—
Fronton Investor Holdings, LLC, Class B Units	15,092	—	—	(7,994)	—	—	10,684	17,782	—	—	—
Mood Media Corp.	—	6,662	5,142	—	—	—	14,950	26,754	—	—	—
Roadhouse Holding Inc., Common Equity	8,147	—	—	—	—	—	(8,147)	—	—	—	—

Total	$202,795	$87,264	$89,581	$(142,046)	$812	$8,690	$(17,041)	$230,055	$10,768	$2,469	$2,880

(1)	Security includes a partially unfunded commitment with an amortized cost of $25 and a fair value of $25.

(2)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(3)	Security is an unfunded commitment with an amortized cost of $361 and a fair value of $0.

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

(4)	Security includes a partially unfunded commitment with an amortized cost of $1,131 and a fair value of $1,120.

(5)	Interest, PIK, fee and dividend income presented for the full year ended December 31, 2017.

(u)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2017, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(2)	PIK Income(2)
Senior Secured Loans—First Lien
Swiss Watch International, Inc.(1)	$—	$12,185	$—	$(1,615)	$—	$(10,570)	$—	$—	$—	$—
Swiss Watch International, Inc.(1)	—	42,301	—	—	—	(42,301)	—	—	(7)	—
Senior Secured Loans—Second Lien
JW Aluminum Co.	38,039	—	146	(85)	4	—	(96)	38,008	3,536	146
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	45,031	—	5,922	—	—	—	6,307	57,260	844	5,923
SWI Holdco LLC, Common Equity(1)	—	—	8	—	—	(8)	—	—	—	—

Total	$83,070	$54,486	$6,076	$(1,700)	$4	$(52,879)	$6,211	$95,268	$4,373	$6,069

(1)	The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(2)	Interest, PIK, fee and dividend income presented for the full year ended December 31, 2017.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transplace Texas, LP	(e)(g)(h)	Transportation	L+744	1.0%	9/16/21	$24,486	$24,486	$24,486
Transplace Texas, LP	(g)(q)	Transportation	L+700	1.0%	9/16/21	541	541	541
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	53,435	53,435	53,435
Vertellus Performance Chemicals LLC	(f)(g)	Materials	L+950	1.0%	1/30/20	38,000	38,000	35,693
VPG Group Holdings LLC	(e)(g)(h)	Materials	L+900	1.0%	6/30/18	61,795	61,629	61,331
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,016	2,016	2,016
Warren Resources, Inc.	(g)(q)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	144	144	144
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	94,553	94,553	96,326
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	9,766	9,792	9,863
Zeta Interactive Holdings Corp.	(g)(s)	Software & Services	L+750	1.0%	7/29/22	2,857	2,831	2,876
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	1,777	1,777	1,793
Zeta Interactive Holdings Corp.	(g)(q)(s)	Software & Services	L+750	1.0%	7/29/22	457	457	461

Total Senior Secured Loans—First Lien							2,178,392	2,121,674
Unfunded Loan Commitments							(186,233)	(186,233)

Net Senior Secured Loans—First Lien							1,992,159	1,935,441

Senior Secured Loans—Second Lien—26.1%
Alison US LLC	(g)(j)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,310
AP Exhaust Acquisition, LLC	(f)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	3,763	3,763	3,279
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	7,955	7,955	7,994
Ascent Resources - Utica, LLC	(e)(f)(g)(h)	Energy	L+950	1.5%	9/30/18	186,037	185,553	187,665
ASG Technologies Group, Inc.	(g)(t)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	24,611	18,533	23,872
Brock Holdings III, Inc.	(g)	Energy	L+825	1.8%	3/16/18	6,923	6,893	6,611
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	10,047	10,047	9,896
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	6,550	5,982	6,582
DEI Sales, Inc.	(e)(f)(g)(h)	Consumer Durables & Apparel	L+900	1.5%	1/15/18	64,654	64,431	62,229
EagleView Technology Corp.	(g)	Software & Services	L+825	1.0%	7/14/23	11,538	11,394	11,520
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,371	11,874
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	37,385	37,367	38,039
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	16,114	16,114	15,415
National Surgical Hospitals, Inc.	(e)(h)	Health Care Equipment & Services	L+900	1.0%	6/1/23	30,000	30,000	30,014
Nielsen & Bainbridge, LLC	(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,481	16,341
Paw Luxco II Sarl	(f)(j)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€16,364	20,914	2,055
PSAV Acquisition Corp.	(e)(g)(h)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	$80,000	79,130	80,000
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,885	24,825

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Stadium Management Corp.	(e)(g)(h)	Consumer Services	L+825	1.0%	2/27/21	$56,776	$56,776	$56,634

Total Senior Secured Loans—Second Lien							619,892	599,155

Senior Secured Bonds—6.9%
Advanced Lighting Technologies, Inc.	(f)(g)	Materials	10.5%		6/1/19	78,500	77,670	28,103
Caesars Entertainment Resort Properties, LLC	(e)(g)(h)	Consumer Services	11.0%		10/1/21	24,248	24,026	26,497
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,520	76,589
Global A&T Electronics Ltd.	(g)(j)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,955	5,328
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	129	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,357	17,709
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	5,000	5,000	5,112

Total Senior Secured Bonds							205,657	159,470

Subordinated Debt—19.8%
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%		1/15/18	14,935	14,944	12,881
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,928	4,922
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	19,972
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,010	5,117
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	21,800	22,555	22,509
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	265	245	188
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	66,763	66,763	66,346
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	10,919	10,919	10,851
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	5,718	5,718	5,682
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	11,688	11,688	11,615
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	11,473	11,473	11,473
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	585	585	585
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,505	5,579
Mood Media Corp.	(g)(i)(j)	Media	10.0%		8/6/23	6,460	5,689	5,976
Mood Media Corp.	(f)(g)(j)	Media	9.3%		10/15/20	43,135	42,402	26,744
NewStar Financial, Inc.	(g)(j)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	75,000	61,615	65,250
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,743	11,223
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,044	10,206

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	$127	$127	$129
SandRidge Energy, Inc.	(g)(j)(l)	Energy	— %		10/4/20	4,405	5,871	5,530
Sequel Industrial Products Holdings, LLC	(f)	Commercial & Professional Services	14.5%, 2.5% PIK (2.5% Max PIK)		9/30/19	7,044	6,999	7,203
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,314	13,913
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,363	7,404
ThermaSys Corp.	(e)(f)(g)	Capital Goods	9.0%, 1.8% PIK (5.0% Max PIK)		5/3/20	138,106	138,106	110,312
VPG Group Holdings LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	5,355	5,355	5,234

Total Subordinated Debt							498,080	454,045

Collateralized Securities—3.1%
ACASC 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	12.5%		10/25/25	30,500	17,799	20,270
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,477	1,472
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	16.4%		1/25/27	17,900	14,272	14,300
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	17.6%		10/25/21	10,000	741	1,105
Stone Tower CLO VI Class Subord.	(f)(j)	Diversified Financials	23.6%		4/17/21	5,000	1,636	2,434
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	19.9%		1/15/26	42,504	23,300	32,477

Total Collateralized Securities							59,225	72,058

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.1%(k)
5 Arches, LLC, Common Equity	(g)(j)(l)(n)	Diversified Financials	9,475	$250	$250
A.P. Plasman Inc., Warrants, 5/25/2026	(g)(j)(l)	Capital Goods	698,482	2,545	3,073
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(g)	Energy	888,211	888	888
Amaya Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services	2,000,000	16,832	13,360
AP Exhaust Holdings, LLC, Common Equity	(g)(l)(n)	Automobiles & Components	811	811	41
Aquilex Corp., Common Equity, Class A Shares	(g)(l)(n)	Commercial & Professional Services	15,128	1,087	4,529
Aquilex Corp., Common Equity, Class B Shares	(g)(l)(n)	Commercial & Professional Services	32,637	1,690	9,772
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy	96,800,082	29,100	21,683
ASG Technologies Group, Inc., Common Equity	(g)(l)(t)	Software & Services	1,689,767	36,422	79,673
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services	229,541	6,542	5,830
Aspect Software, Inc., Common Equity	(g)(l)	Software & Services	409,967	19,792	22,384
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing	3,451,216	1,898	276

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods	391,300	$391	$391
Eastman Kodak Co., Common Equity	(g)(l)	Consumer Durables & Apparel	61,859	1,203	959
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy	21,000	21,000	10,133
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy	3,937	2,601	1,919
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy	87,400	21,850	39,986
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy	70,875	17,719	34,197
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services	14,943	15,011	15,092
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services	42,281,308	42,281	42,281
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing	375	1,118	1,148
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods	2,333,333	2,333	5,367
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media	33,034	3,783	3,191
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials	441,238	441	772
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods	483	483	539
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials	972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	4,499	43,507	45,031
Leading Edge Aviation Services, Inc., Common Equity	(f)(l)	Capital Goods	4,401	464	137
Leading Edge Aviation Services, Inc., Preferred Equity	(f)(l)	Capital Goods	1,303	1,303	1,303
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods	490,213	490	98
Micronics, Inc., Common Equity	(g)(l)	Capital Goods	53,073	553	403
Micronics, Inc., Preferred Equity	(g)(l)	Capital Goods	55	553	740
NewStar Financial, Inc., Warrants, 11/4/2024	(g)(j)(l)	Diversified Financials	3,000,000	15,058	8,310
North Haven Cadence Buyer, Inc., Common Equity	(g)(l)	Consumer Services	1,041,667	1,042	1,094
PSAV Holdings LLC, Common Equity	(f)	Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy	324,954	1,997	1,997
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services	6,672,036	6,932	8,147
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services	59	587	571
Safariland, LLC, Common Equity	(f)(l)	Capital Goods	25,000	2,500	11,535
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods	2,263	246	1,044
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods	2,273	227	1,049
SandRidge Energy, Inc., Common Equity	(g)(j)(l)	Energy	186,853	4,671	4,400
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services	33,306	3,400	9,682
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	8,000	12,174	12,179
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services	1,293	1	219
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services	19,388	12	3,697

See notes to consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc., Common Equity	(g)(j)(l)	Consumer Durables & Apparel	206,664	$2,790	$967
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services	46,163	—	38,989
Sunnova Energy Corp., Common Equity	(g)(l)	Energy	192,389	722	1,045
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy	18,182	97	99
SWI Holdco LLC, Common Equity	(g)(l)	Consumer Durables & Apparel	950	—	2,613
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods	51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods	51,813	5,181	—
VPG Group Holdings LLC, Class A-2 Units	(f)(l)	Materials	3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy	113,515	534	488
Zeta Interactive Holdings Corp., Preferred Equity	(g)(l)	Software & Services	215,662	1,714	1,931

Total Equity/Other				368,927	506,647

TOTAL INVESTMENTS—162.2%				$3,743,940	3,726,816

LIABILITIES IN EXCESS OF OTHER ASSETS—(62.2%)					$(1,429,439)

NET ASSETS—100%					$2,297,377

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

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

FS Investment Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

As the Company previously announced on December 11, 2017, GSO / Blackstone Debt Funds Management LLC, or GDFM, intends to resign as the investment sub-adviser to the Company and terminate the investment sub-advisory agreement, or the investment sub-advisory agreement, between FB Advisor and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FB Advisor, together with FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC, or collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FB Advisor and KKR Credit. In furtherance thereof, the Company desires to enter into (i) an investment advisory agreement with FB

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

Advisor and an investment advisory agreement with KKR Credit, pursuant to which FB Advisor and KKR Credit would act as investment co-advisers to the Company and/or (ii) an investment advisory agreement with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments and by KKR Credit, pursuant to which FS/KKR Advisor would act as investment adviser to the Company.

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

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FB Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FB Advisor’s management team, and has authorized FB Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing FB Advisor’s implementation of the valuation process.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, the Company is required to adopt the new guidance as of January 1, 2018 and expects to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.

In connection with its evaluation of the impact of the new revenue recognition guidance on its revenue recognition polices for structuring and other non-recurring upfront fees, the Company has performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, the Company expects to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In its analysis, the Company considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, the Company considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized.

Based on its analysis, the Company expects to provide additional revenue recognition disclosures required under the new standard but does not otherwise expect a material effect on its consolidated financial statements.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $5,259, $5,554 and $6,056 in estimated excise taxes payable in respect of income received during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company paid $5,888, $6,000 and $5,853, respectively, in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any interest or penalties.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2016 and 2015 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	1,662,059	$15,908	1,216,341	$11,091	1,950,457	$19,163

Net Proceeds from Share Transactions	1,662,059	$15,908	1,216,341	$11,091	1,950,457	$19,163

(1)	Following the closing of its continuous public offering in May 2012, the Company has continued to issue shares only pursuant to its distribution reinvestment plan.

During the year ended December 31, 2017, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 611,141 shares of common stock in the open market at an average price per share of $8.65 (totaling $5,284) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2016, the administrator for the DRP purchased 1,232,012 shares of common stock in the open market at an average price per share of $9.10 (totaling $11,216) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2018 to February 28, 2018, the administrator for the DRP purchased 572,388 shares of common stock in the open market at an average price per share of $7.69 (totaling $4,399) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

On April 16, 2014, the Company entered into an administration agreement with FB Advisor, or the administration agreement, which governs the administrative services provided to the Company by FB Advisor. Pursuant to the administration agreement, the Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to the Company on behalf of FB Advisor. The Company reimburses FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the administration agreement. FB Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FB Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the years ended December 31, 2017, 2016 and 2015:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016	2015
FB Advisor	Investment Advisory Agreement	Base Management Fee(1)	$70,222	$71,280	$75,401
FB Advisor	Investment Advisory Agreement	Capital Gains Incentive Fee(2)	—	—	$(21,075)
FB Advisor	Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$50,297	$51,830	$61,036
FB Advisor	Administration Agreement	Administrative Services Expenses(4)	$3,051	$3,475	$4,182

(1)	FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the April 2014 investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the year ended December 31, 2017, the amount shown is net of waivers of $2,575. During the years ended December 31, 2017, 2016 and 2015, $72,794, $71,673, and $76,546, respectively, in base management fees were paid to FB Advisor. As of December 31, 2017, $15,450 in base management fees were payable to FB Advisor.

(2)	During the year ended December 31, 2015, the Company reversed capital gains incentive fees of $21,075 based on the performance of its portfolio. The Company paid FB Advisor no capital gains incentive fees during the year ended December 31, 2017. As of December 31, 2017, no capital gains incentive fees were accrued.

(3)	During the year ended December 31, 2017, $50,311 of subordinated incentive fees on income were paid to FB Advisor. As of December 31, 2017, a subordinated incentive fee on income of $12,871 was payable to FB Advisor.

(4)

During the years ended December 31, 2017, 2016 and 2015, $2,796, $3,194 and $3,664, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $3,273, $3,905 and $4,646, respectively, in administrative services expenses to FB Advisor during the years ended December 31, 2017, 2016 and 2015.

Potential Conflicts of Interest

FB Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than funds in the Fund Complex, any, or all, may do so in the future. In the event that FB Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FB Advisor or its management team.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

Trademark License Agreement

On April 16, 2014, in connection with the listing of its common stock on the NYSE, the Company entered into a trademark license agreement, or the trademark license agreement, with FS Investments. Pursuant to the trademark license agreement, FS Investments granted the Company a non-exclusive, nontransferable, royalty-

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

free right and license to use the name “FS Investment Corporation” and certain other trademarks, or the licensed marks, as a component of the Company’s name (and in connection with marketing the investment advisory and other services that FB Advisor may provide to the Company). Other than with respect to this limited license, the Company has no other rights to the licensed marks. The trademark license agreement may be terminated by FS Investments or the Company on sixty days’ prior written notice and expires if FB Advisor or one of FS Investments’ affiliates ceases to serve as investment adviser to the Company. Furthermore, FS Investments may terminate the trademark license agreement at any time and in its sole discretion in the event that FS Investments or the Company receives notice of any third-party claim arising out of the Company’s use of the licensed marks or if the Company attempts to assign or sublicense the trademark license agreement or any of the Company’s rights or duties under the trademark license agreement without the prior written consent of FS Investments. FB Advisor is a third-party beneficiary of the trademark license agreement.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.89100	$215,606
2016	$0.89100	$216,933
2017	$0.85825	$210,549

On February 21, 2018, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about April 3, 2018 to stockholders of record as of the close of business on March 21, 2018. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Pursuant to the DRP, the Company will reinvest all cash dividends or distributions declared by the Company’s board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	210,549	100%	216,933	100%	181,509	84%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	34,097	16%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$210,549	100%	$216,933	100%	$215,606	100%

(1)	During the years ended December 31, 2017, 2016 and 2015, 89.0%, 90.4% and 92.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.2%, 1.8% and 2.3%, respectively, was attributable to non-cash accretion of discount and 9.8%, 7.8% and 5.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2017, 2016 and 2015 was $206,286, $212,274 and $220,039, respectively. As of December 31, 2017, 2016 and 2015, the Company had $146,647, $153,590 and $158,249, respectively, of undistributed net investment income and $195,140, $73,184 and $35,010, respectively, of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2016 was adjusted following the filing of the Company’s 2016 tax return in September 2017. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2016 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP-basis net investment income	$203,759	$207,323	$265,090
Reversal of incentive fee accrual on unrealized gains	—	—	(21,075)
Income subject to tax not recorded for GAAP	(770)	4,922	804
Excise taxes	5,259	5,554	6,056
GAAP versus tax-basis impact of consolidation of certain subsidiaries	12,181	9,009	4,852
Reclassification of unamortized original issue discount and prepayment fees	(14,347)	(14,821)	(35,005)
Other miscellaneous differences	204	287	(683)

Tax-basis net investment income	$206,286	$212,274	$220,039

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2017, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency and accumulated undistributed (distributions in excess of) net investment income by $1,529 and $2,826, respectively, and decreased capital in excess of par value by $4,355. During the year ended December 31, 2016, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency and accumulated undistributed (distributions in excess of) net investment income by $4,705 and $9,690, respectively, and decreased capital in excess of par value by $14,395, respectively. During the year ended December 31, 2015, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $17,657 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $13,364 and $4,293, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2017	2016
Distributable ordinary income	$146,647	$150,910
Distributable realized gains (accumulated capital losses)(1)	(195,140)	(73,555)
Other temporary differences	(257)	3,580
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	60,636	(44,842)

Total	$11,886	$36,093

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $27,890 and $167,250, respectively.

(2)	As of December 31, 2017 and 2016, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $259,416 and $226,121, respectively. As of December 31, 2017 and 2016, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $198,780 and $270,134, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,869,322 and $3,780,294 as of December 31, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $56,912 and $(53,478) as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had a deferred tax liability of $6,538 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $13,161 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $6,623. For the year ended December 31, 2017, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,501,103	$2,520,994	64%	$1,992,159	$1,935,441	52%
Senior Secured Loans—Second Lien	222,232	197,588	5%	619,892	599,155	16%
Senior Secured Bonds	157,699	161,650	4%	205,657	159,470	4%
Subordinated Debt	500,626	489,761	13%	498,080	454,045	12%
Collateralized Securities	47,471	54,319	1%	59,225	72,058	2%
Equity/Other	387,715	501,922	13%	368,927	506,647	14%

Total	$3,816,846	$3,926,234	100%	$3,743,940	$3,726,816	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2017, the Company held investments in six portfolio companies of which it is

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2017.

As of December 31, 2016, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2016, the Company held investments in three portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2016.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $154,074, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $186,233 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2017 and 2016.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$13,579	0%	$27,525	1%
Capital Goods	1,053,614	27%	708,946	19%
Commercial & Professional Services	560,414	14%	514,682	14%
Consumer Durables & Apparel	173,855	4%	198,752	5%
Consumer Services	265,220	7%	343,211	9%
Diversified Financials	140,249	4%	184,355	5%
Energy	257,841	7%	432,047	12%
Food, Beverage & Tobacco	69,979	2%	—	—
Health Care Equipment & Services	239,916	6%	199,064	5%
Materials	370,740	10%	263,849	7%
Media	128,335	3%	113,455	3%
Retailing	174,289	4%	110,262	3%
Semiconductors & Semiconductor Equipment	6,490	0%	5,328	0%
Software & Services	205,052	5%	265,501	7%
Technology Hardware & Equipment	34,000	1%	108,500	3%
Telecommunication Services	164,864	4%	161,544	4%
Transportation	67,797	2%	89,795	3%

Total	$3,926,234	100%	$3,726,816	100%

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of December 31, 2017 and 2016, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:

	December 31, 2017		December 31, 2016
Valuation Inputs	Investments	Secured Borrowing	Investments	Secured Borrowing
Level 1—Price quotations in active markets	$9,445	—	$6,326	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	3,916,789	—	3,720,490	(2,880)

	$3,926,234	—	$3,726,816	$(2,880)

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

The secured borrowing as of December 31, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing was consistent with its approach to determining fair value of the Level 3 investments that were associated with the secured borrowing. See Note 2 and Note 8 for additional information regarding the Company’s secured borrowing.

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the years ended December 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	1,715	8,758	631	14,264	8	2	25,378
Net realized gain (loss)	(56,390)	(23,684)	(43,564)	(14,397)	(379)	(4,355)	(142,769)
Net change in unrealized appreciation (depreciation)	76,609	(3,907)	50,138	33,170	(5,985)	(21,890)	128,135
Purchases	954,681	77,269	86,049	118,937	409	42,230	1,279,575
Paid-in-kind interest	2,596	2,942	27	28,291	—	7,122	40,978
Sales and repayments	(393,658)	(462,945)	(91,101)	(144,549)	(11,792)	(30,953)	(1,134,998)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,520,994	$197,588	$161,650	$489,761	$54,319	$492,477	$3,916,789

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$23,533	$(17,408)	$3,045	$19,233	$(2,716)	$(15,273)	$10,414

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2017 and 2016 of the secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:

	Secured Borrowing
	For the Year Ended December 31,
	2017	2016
Fair value at beginning of period	$(2,880)	$—
Amortization of premium (accretion of discount)	(5)	(2)
Net realized gain (loss)	(21)	—
Net change in unrealized appreciation (depreciation)	49	(49)
Repayments on secured borrowing	2,857	—
Paid-in-kind interest	—	—
Proceeds from secured borrowing	—	(2,829)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$—	$(2,880)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$—	$(49)

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2017 and 2016 were as follows:

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,355,454	Market Comparables	Market Yield (%)	6.2% - 14.0%	9.8%
			EBITDA Multiples (x)	5.0x - 8.0x	7.2x
	52,295	Other(2)	Other(2)	N/A	N/A
	113,245	Market Quotes	Indicative Dealer Quotes	85.5% - 102.8%	99.4%
Senior Secured Loans—Second Lien	84,727	Market Comparables	Market Yield (%)	8.3% - 20.7%	11.3%
			EBITDA Multiples (x)	5.0x - 6.0x	5.5x
	112,861	Market Quotes	Indicative Dealer Quotes	50.5% - 102.3%	93.7%
Senior Secured Bonds	112,534	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.6%
			EBITDA Multiples (x)	4.8x - 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	29,218	Other(2)	Other(2)	N/A	N/A
	19,898	Market Quotes	Indicative Dealer Quotes	99.5% - 100.5%	100.0%
Subordinated Debt	357,169	Market Comparables	Market Yield (%)	7.8% - 16.8%	14.5%
			EBITDA Multiples (x)	9.0x - 11.0x	9.5x
	132,592	Market Quotes	Indicative Dealer Quotes	50.0% - 108.5%	99.4%
Collateralized Securities	54,319	Market Quotes	Indicative Dealer Quotes	6.6% - 100.2%	65.8%
Equity/Other	448,949	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	8.3x
			Production Multiples (Mboe/d)	$32,500.0 - $44,750.0	$34,191.4
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$8.6
			PV-10 Multiples (x)	0.8x - 2.6x	2.3x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% - 36.5%	35.3%
	43,528	Other(2)	Other(2)	N/A	N/A

Total	$3,916,789

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2017 and 2016:

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	66,750	(2)	260,750	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,721,750		$260,750

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	Borrowings in Euros and Canadian dollars. Euro balance outstanding of €41,576 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility	Revolving Credit Facility	L+2.50%	44,932	(1)	255,068	April 3, 2018
Locust Street Credit Facility	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022
Partial Loan Sale	Secured Borrowing	L+4.50% (1% floor)	2,857		—	July 29, 2022

Total			$1,702,789		$255,068

(1)	Borrowings in Euros. Euro balance outstanding of €42,575 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of December 31, 2016 to reflect total amount outstanding in U.S. dollars.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017, 2016 and 2015, the components of total interest expense for the Company’s financing arrangements were as follows:

Arrangement(1)	Broad Street Credit Facility	Hamilton Street Credit Facility(2)	ING Credit Facility(2)	JPM Facility	Locust Street Credit Facility	4.000% Notes due 2019	4.250% Notes due 2020	4.75% Notes due 2022	Partial Loan Sale(3)	Total
Fiscal 2017
Interest expense	$—	$5,679	$5,213	$—	$16,663	$16,000	$17,212	$13,063	$137	$73,967
Amortization of deferred financing costs and discount	—	327	826	—	1,120	1,233	1,126	541	5	5,178

Total interest expense	$—	$6,006	$6,039	$—	$17,783	$17,233	$18,338	$13,604	$142	$79,145

Fiscal 2016
Interest expense	$—	$261	$4,422	$19,103	$3,395	$15,631	$14,030	$13,063	$67	$69,972
Amortization of deferred financing costs and discount	—	13	1,132	—	182	1,237	976	544	2	4,086

Total interest expense	$—	$274	$5,554	$19,103	$3,577	$16,868	$15,006	$13,607	$69	$74,058

Fiscal 2015
Interest expense	$406	$—	$4,047	$28,081	$—	$16,082	$13,966	$8,781	$—	71,363
Amortization of deferred financing costs and discount	—	—	1,131	61	—	1,240	974	358	—	3,764

Total interest expense	$406	$—	$5,178	$28,142	$—	$17,322	$14,940	$9,139	$—	$75,127

(1)	Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Interest expense includes the effect of non-usage fees.

(3)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:

Arrangement	Broad Street Credit Facility	Hamilton Street Credit Facility(2)(3)	ING Credit Facility(2)(4)	JPM Facility(3)	Locust Street Credit Facility(3)	4.000% Notes due 2019(5)	4.250% Notes due 2020(5)	4.75% Notes due 2022(5)	Partial Loan Sale(3)	Total/ Average
Fiscal 2017
Cash paid for interest expense	—	$5,193	$4,581	—	$15,047	$16,000	$17,213	$13,062	$164	$71,260
Average borrowings	—	$150,000	$111,237	—	$425,000	$400,000	$405,000	$275,000	$2,787	$1,769,024
Effective interest rate	—	3.81%	6.51%	—	3.98%	4.00%	4.25%	4.75%	—	4.26%
Weighted average interest rate(1)	—	3.79%	4.69%	—	3.92%	4.00%	4.25%	4.75%	5.69%	4.18%
Fiscal 2016
Cash paid for interest expense	—	—	$4,764	$24,736	$825	$16,000	$13,812	$13,063	$40	$73,240
Average borrowings	—	$6,967	$108,634	$578,142	$93,566	$400,000	$330,246	$275,000	$1,194	$1,793,749
Effective interest rate	—	3.69%	8.18%	—	3.57%	4.00%	4.25%	4.75%	5.50%	4.16%
Weighted average interest rate(1)	—	3.69%	4.00%	3.25%	3.57%	4.00%	4.25%	4.75%	5.50%	3.84%
Fiscal 2015
Cash paid for interest expense	$635	—	$3,741	$29,138	—	$16,044	$8,518	$7,076	—	$65,152
Average borrowings	$22,706	—	$92,550	$852,192	—	$400,000	$325,000	$185,341	—	$1,877,789
Effective interest rate	—	—	10.79%	3.25%	—	4.00%	4.25%	4.75%	—	3.96%
Weighted average interest rate(1)	1.76%	—	4.31%	3.25%	—	4.00%	4.25%	4.75%	—	3.75%

(1)	The weighted average interest rates presented for periods of less than one year are annualized.

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

During the year ended December 31, 2015, the Broad Street credit facility was fully repaid.

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

The Company incurred costs in connection with obtaining the Hamilton Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $1,297 of such deferred financing costs had yet to be amortized to interest expense.

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

Borrowings under the ING credit facility are subject to compliance with a borrowing base. Interest under the ING credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 1.25% per annum plus the greatest of (x) the “U.S. Prime Rate” as published in The Wall Street Journal, (y) the federal funds effective rate plus 0.5% per annum and (z) three-month LIBOR plus 1% per annum and (ii) loans for which the Company elects the option to borrow in Euro is payable at a rate equal to 2.25% per annum plus adjusted LIBOR. The ING credit facility is subject to a non-usage fee of (a) 1% per annum on the unused portion of the commitment under the ING credit facility for each day such unused portion is 65% or more of the commitments and (b) 0.375% per annum on the unused portion of the commitments for each day the unused portion is less than 65%. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the ING credit facility.

In connection with the ING credit facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company’s minimum stockholders’ equity, measured as of each fiscal quarter-end, must be greater than or equal to the greater of (i) 40% of assets of the Company and its subsidiaries as of the last day of such fiscal quarter and (ii) $1,700,000,000, plus 50% of the net proceeds of any equity offerings following the Amendment; (b) the Company must maintain at all times a 200% asset coverage ratio; (c) at any time when the borrowing base is less than 1.50 times the sum of the aggregated covered debt amount (defined as (i) borrowings outstanding under the ING credit facility plus (ii) the aggregate amount of the any of the following then outstanding obligations of the Company (excluding obligations of any financing subsidiaries): (1) secured longer-term debt, (1) unsecured shorter-term debt and (3) net obligations that would be owed if any hedging arrangements were terminated minus (z) exposure under letters of credit issued under the ING credit facility that has been cash collateralized or satisfactorily backstopped), the sum of (x) the Company and the guarantors’ net worth (defined as stockholders’ equity minus the net asset value held by the Company in any special-purpose financing subsidiaries) plus (y) 30% of the equity value of any special-purpose financing subsidiaries, must be at least equal to the sum of (A) any unsecured longer-term debt of the Company and (B) accrued but unpaid base management fees and incentive fees at the time of measurement; and (d) the aggregate value of eligible portfolio investments that can be converted to cash in fewer than 20 business days without more than a 5% change in price must not be less than 10% of the covered debt amount (defined as the aggregate amount of outstanding loans and issued letters of credit under the facility, plus, to the extent incurred after closing of the ING credit facility, certain other permitted debt of the Company) for more than 30 business days during any period during which the covered debt amount (less cash and cash equivalents included in the borrowing base) is greater than 90% of the borrowing base (less cash and cash equivalents included therein).

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

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $2,162 of such deferred financing costs had yet to be amortized to interest expense.

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

The Company incurred costs in connection with obtaining the Locust Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $3,179 of such deferred financing costs had yet to be amortized to interest expense.

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

As of December 31, 2017, the fair value of the 4.000% notes was approximately $406,966. The Company incurred costs in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of December 31, 2017, $171 of such deferred financing costs had yet to be amortized to interest

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

expense. In connection with issuing the 4.000% notes, the Company has charged discount against the carrying amount of such notes. As of December 31, 2017, $1,720 of such discount had yet to be amortized to interest expense.

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

As of December 31, 2017, the fair value of the 4.250% notes was approximately $414,828. The Company incurred costs in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of December 31, 2017, $935 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged discount against the carrying amount of such notes. As of December 31, 2017, $1,359 of such discount had yet to be amortized to interest expense.

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

As of December 31, 2017, the fair value of the 4.750% notes was approximately $283,895. The Company incurred costs in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of December 31, 2017, $296 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged discount against the carrying amount of such notes. As of December 31, 2017, $2,074 of such discount had yet to be amortized to interest expense.

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

During the year ended December 31, 2017, the secured borrowing was fully repaid.

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2013	$1,673,682	2.58	—	N/A
2014	$1,863,827	2.27	—	N/A
2015	$1,834,625	2.20	—	N/A
2016	$1,702,789	2.35	—	N/A
2017	$1,721,750	2.33	—	N/A

(1)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(2)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(3)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:(1)
Net asset value, beginning of period	$9.41	$9.10	$9.83	$10.18	$9.97
Results of operations(2)
Net investment income (loss)	0.83	0.85	1.10	0.97	0.96
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.08)	0.35	(0.94)	(0.19)	0.08

Net increase (decrease) in net assets resulting from operations	0.75	1.20	0.16	0.78	1.04

Stockholder distributions(3)
Distributions from net investment income	(0.86)	(0.89)	(0.75)	(0.79)	(0.83)
Distributions from net realized gain on investments	—	—	(0.14)	(0.29)	—

Net decrease in net assets resulting from stockholder distributions	(0.86)	(0.89)	(0.89)	(1.08)	(0.83)

Capital share transactions
Issuance of common stock(4)	0.00	0.00	0.00	0.00	0.00
Repurchases of common stock(5)	—	—	—	(0.05)	(0.00)

Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	(0.05)	—

Net asset value, end of period	$9.30	$9.41	$9.10	$9.83	$10.18

Per share market value, end of period	$7.35	$10.30	$8.99	$9.93	—

Shares outstanding, end of period	245,725,416	244,063,357	242,847,016	240,896,559	259,320,161

Total return based on net asset value(6)	7.97%	13.19%	1.63%	7.17%	10.43%

Total return based on market value(7)	(21.39)%	25.91%	(0.78)%	5.52%	—

Ratio/Supplemental Data:
Net assets, end of period	$2,284,723	$2,297,377	$2,208,928	$2,366,986	$2,640,992

Ratio of net investment income to average net assets(8)	8.86%	9.32%	11.25%	9.54%	9.50%

Ratio of total operating expenses to average net assets(8)	9.48%	9.69%	8.90%	8.90%	8.90%

Ratio of net operating expenses to average net assets(8)	9.37%	9.69%	8.90%	8.79%	8.90%

Portfolio turnover	29.17%	29.65%	39.93%	50.27%	61.18%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,721,750	$1,702,789	$1,834,625	$1,863,827	$1,673,682

Asset coverage per unit(9)	2.33	2.35	2.20	2.27	2.58

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

(5)	The listing tender offer and the purchase of shares of common stock pursuant thereto on June 4, 2014 resulted in a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the year ended December 31, 2013.

(6)	The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. The total return based on market value for the year ended December 31, 2014 was calculated based on the period from April 16, 2014, the first day the shares began trading on the NYSE at a closing price of $10.25, to December 31, 2014. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Ratio of accrued capital gains incentive fees to average net assets	—	—	(0.89)%	(0.37)%	0.16%
Ratio of subordinated income incentive fees to average net assets	2.19%	2.33%	2.59%	2.29%	2.41%
Ratio of interest expense to average net assets	3.44%	3.33%	3.19%	2.56%	1.97%
Ratio of excise taxes to average net assets	0.23%	0.25%	0.26%	0.21%	0.22%

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

Note 12. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$110,861	$103,691	$98,695	$106,064
Operating expenses
Net expenses and excise taxes	56,800	53,043	52,235	53,474

Net investment income	54,061	50,648	46,460	52,590
Realized and unrealized gain (loss)	(39,307)	34,750	(28,018)	10,803

Net increase (decrease) in net assets resulting from operations	$14,754	$85,398	$18,442	$63,393

Per share information-basic and diluted
Net investment income	$0.22	$0.21	$0.19	$0.22

Net increase (decrease) in net assets resulting from operations	$0.06	$0.35	$0.08	$0.26

Weighted average shares outstanding	245,725,416	245,678,745	245,107,405	244,554,969

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$108,978	$100,557	$110,211	$103,063
Operating expenses
Net expenses and excise taxes	57,436	51,554	53,371	53,125

Net investment income	51,542	49,003	56,840	49,938
Realized and unrealized gain (loss)	320	65,366	83,317	(62,035)

Net increase (decrease) in net assets resulting from operations	$51,862	$114,369	$140,157	$(12,097)

Per share information-basic and diluted
Net investment income	$0.21	$0.20	$0.23	$0.21

Net increase (decrease) in net assets resulting from operations	$0.21	$0.47	$0.58	$(0.05)

Weighted average shares outstanding	244,016,474	243,488,590	243,435,681	242,847,016

FS Investment Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited) (continued)

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2017, 82.28% of net investment income distributions qualified as interest related dividends, which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 85.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.2	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.3	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.4	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.5	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.7	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.8	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.9	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.11	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.12	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.13	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.14	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of March 16, 2017, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto, ING Capital LLC, as administrative agent, and certain subsidiary guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017.)

10.15	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.16	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.17	Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016.)

10.18	Trademark License Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION

Date: March 1, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 1, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2018	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 1, 2018	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 1, 2018	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Director

Date: March 1, 2018	/s/ BARRY H. FRANK
Barry H. Frank Director

Date: March 1, 2018	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: March 1, 2018	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: March 1, 2018	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: March 1, 2018	/s/ MICHAEL HELLER
Michael Heller Director

Date: March 1, 2018	/s/ PHILIP E. HUGHES
Philip E. Hughes Director

Date: March 1, 2018	/s/ PEDRO A. RAMOS
Pedro A. Ramos Director

Date: March 1, 2018	/s/ JOSEPH P. UJOBAI
Joseph P. Ujobai Director