Form 10-K/A
period 2017-12-31
FS Investment CORP
filed 2018-04-27
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion.

There were 243,451,089 shares of the registrant’s common stock outstanding as of April 26, 2018.

Documents Incorporated by Reference

None.

Explanatory Note

FS Investment Corporation, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2017 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

FS INVESTMENT CORPORATION

FORM 10-K/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The role of the Company’s board of directors (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the stockholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.

The Board is currently comprised of nine directors, seven of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of the Company or FS/KKR Advisor, LLC, the Company’s investment adviser (the “Advisor”), and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. These individuals are referred to as the Company’s independent directors (the “Independent Directors”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Directors are referred to as interested directors (the “Interested Directors”).

Directors

Information regarding the Board is set forth below. We have divided the directors into two groups—Interested Directors and Independent Directors. The address for each director is c/o FS Investment Corporation, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors(1)
Michael C. Forman	57	2007	2019
Todd Builione	43	2018	2018
Independent Directors
Gregory P. Chandler	51	2008	2019
Barry H. Frank	79	2008	2019
Michael J. Hagan	55	2011	2020
Jeffrey K. Harrow	61	2010	2020
Philip E. Hughes, Jr.	69	2015	2018
Pedro Ramos	53	2013	2020
Joseph P. Ujobai	56	2015	2020

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Builione are each an “interested person” because of their affiliation with the Advisor.

Interested Directors

Michael C. Forman is chairman and chief executive officer of FS Investments and has been leading the company since founding it in 2007. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the Other Advised Entities and the other funds sponsored by FS Investments. For purposes of this Amendment, “Other Advised Entities” includes those entities that are advised by the Advisor, including, the Company, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

Todd C. Builione serves as the Company’s president since April 2018, is a member of the board of directors or board of trustees, as applicable, of certain of the Other Advised Entities and is the president certain of the Other Advised Entities. Mr. Builione joined KKR in 2013 and is a member of KKR and president of KKR Credit and Markets. Mr. Builione also serves on KKR’s Investment Management & Distribution Committee and its Risk and Operations Committee. Prior to joining KKR & Co., Mr. Builione served as President of Highbridge Capital Management, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the board of directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR in 2015. Mr. Builione also serves on the board of directors of Harlem RBI (a community-based youth development organization located in East Harlem, New York), on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the board of directors of the Pingry School.

Mr. Builione has extensive experience and familiarity with the markets in which the Company primarily invests, along with significant knowledge and prior experience in the management of large businesses in the areas the Company operates in, and portfolio risk management and analytics The Board believes Mr. Builione’s experience and his position as the Company’s and the Advisor’s president make him a significant asset to the Company.

Independent Directors

Gregory P. Chandler has been chief financial officer of Emtec, Inc., a global information technology services provider, since May 2009. Mr. Chandler is a member of Emtec Inc.’s board of directors. He also currently serves on the board of trustees of FS Energy and Power Fund and is the chairman of its audit committee and a member of its valuation committee. Mr. Chandler presently serves as a director and chairman of the audit committee of the RBB Funds, trustee of the Wilmington Funds and serves on the board of the Enterprise Center, a non-profit organization. Mr. Chandler presently serves as a director of Spectrum Systems LLP and as an officerand director of GCVC Consulting. Previously, he served as managing director, Investment Banking, at Janney Montgomery Scott LLC from 1999 to April 2009. From 1995 to 1999, he was with PricewaterhouseCoopers, or PwC, and its predecessor Coopers and Lybrand where he assisted companies in the “Office of the CFO Practice” and also worked as a certified public accountant. During his tenure at PwC, he spent the majority of his time in the Investment Company practice. Mr. Chandler served as a logistics officer with the United States Army for four years. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an M.B.A. from Harvard Business School. He is also a Certified Public Accountant (inactive).

Mr. Chandler has extensive experience in valuations and in negotiating debt, equity and mergers and acquisitions transactions in a variety of industries with both public and private companies. In addition, Mr. Chandler has experience managing the audits of mutual funds, hedge funds and venture capital funds. This experience has provided Mr. Chandler, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Barry H. Frank is a partner in the law firm of Archer & Greiner, P.C. (formerly Pelino & Lentz, P.C.) where he has been a partner since he joined the firm in 2003. Prior to joining Archer & Greiner, P.C., Mr. Frank was a partner in the law firm of Schnader, Harrison, Segal & Lewis LLP, or Schnader, from 2000 through 2003. Previously, Mr. Frank had been a partner in the law firm of Mesirov, Gelman, Jaffe, Cramer & Jamieson, or Mersirov Gelman, from 1987 until 2000, when Mesirov Gelman merged with Schnader. From 1975 through 1987, Mr. Frank was a partner in the law firm of Pechner, Dorfman, Wolfe, Rounick & Cabot. Mr. Frank has focused his practice on business and corporate taxation and business and estate planning. Mr. Frank received a B.S. from Pennsylvania State University and a J.D. from the Temple University School of Law. Mr. Frank served on the board of directors of Deb Shops, Inc., formerly listed on NASDAQ, from 1989 through 2007. He also served on the audit committee of Deb Shops, Inc. from 1989 through October 2007 and was chairman of the audit committee from 1989 through 2003.

Mr. Frank has extensive legal knowledge as a practicing attorney, including his legal experience related to business and corporate taxation and business planning, as well as his service on the board and audit committee of a NASDAQ exchange-listed company. Mr. Frank provides experience the Board has deemed relevant to the duties required to be performed by the Board.

Michael J. Hagan is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as managing partner, and has served in such capacity since December 2014. Prior to co-founding Hawk Capital Partners, Mr. Hagan previously served as the President of LifeShield, Inc., or LifeShield, from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the chairman, president and chief executive officer of LifeShield from December 2009 to May 2013. Prior to his employment by LifeShield, Mr. Hagan served as chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as chief executive officer of NutriSystem from 2002 to May 2008 and as president of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc., or Verticalnet, and held a number of executive positions at Verticalnet since its founding in 1995, including chairman of the board from 2002 to 2005, president and chief executive officer from 2001 to 2002, executive vice president and chief operating officer from 2000 to 2001 and senior vice president prior to that time. Mr. Hagan has served on the board of directors of NutriSystem since February 2012, presiding in the role of chairman of the board since April 2012. Mr. Hagan previously served as a director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University. He is also a Certified Public Accountant (inactive).

Mr. Hagan has significant experience as an entrepreneur and senior executive at public and private organizations. Mr. Hagan also has extensive experience in corporate finance, private equity, financial reporting and accounting and controls. This experience has provided Mr. Hagan, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Jeffrey K. Harrow has been chairman of Sparks Marketing Group, Inc., or Sparks, since 2001. Mr. Harrow is responsible for both operating divisions of Sparks, which includes Sparks Custom Retail and Sparks Exhibits & Environments, with offices throughout the United States and China. Sparks’ clients include a number of Fortune 500 companies. Prior to joining Sparks, Mr. Harrow served as president and chief executive officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrowsuccessfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the president, chief executive officer and a director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. In addition to serving as a board member of Sparks, Mr. Harrow serves on the board of directors of FS Investment Corporation III and as the chairman of its valuation committee. Mr. Harrow’s past directorships include service as a director of Cherry Hill National Bank, Hickory Travel Systems, Marlton Technologies and Ovation Travel Group and the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his B.B.A. in 1979.

Mr. Harrow has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Philip E. Hughes, Jr. serves as vice-chairman of Keystone Industries, an international manufacturing and distribution company, and has done so since November 2011. Mr. Hughes also serves as the president of Sovereign Developers, LP, a real estate development company, and has done so since he founded the company in 1999. In 2011, he formed, and currently operates, Philip E. Hughes, Jr., CPA, Esq. Accounting, Tax and Business Services, a professional services firm. He has served as president of Fox Park Corporation, which owns a retail shopping center, since 2005. Prior to these positions, Mr. Hughes served as a partner and head of the Philadelphia office of the accounting firm LarsonAllen LLP from 2000 to 2011. Mr. Hughes currently serves as a trustee for certain of the other funds sponsored by FS Investments, and as the chair of their audit committees. He also served as a director of VIST Financial Corporation from 2007 to 2012, when the bank was acquired by Tompkins Financial Corporation, and also served on the loan committee and audit committee, and now serves as a director of VIST Bank, a wholly-owned subsidiary of Tompkins Financial Corporation, as well as on the executive loan committee. Further, Mr. Hughes served as a director of Madison Bank and Leesport Bank from 1989 to 2012, and served as chair of the audit committee and a member of the loan committee of each institution. He also is a member of several nonprofit organizations, including NHS Human Services, a mental health organization, and Inn Dwelling, Inc., an organization that serves the homeless. Mr. Hughes has been a member of the American Institute of Certified Public Accountants since 2000 and of the Pennsylvania Institute of Certified Public Accountants since 1990. Mr. Hughes has been a Certified Public Accountant since 1976, a member of the Bar of the Commonwealth of Pennsylvania since 1976 and a member of the Bar of the United States Tax Court since 1980. He received his bachelor’s degree in accounting from LaSalle University and his J.D. from Villanova University School of Law.

Mr. Hughes has extensive experience concerning financial reporting, accounting and controls, which, combined with his executive leadership roles and membership on various boards and audit committees, has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Pedro A. Ramos has served as the president and chief executive officer of The Philadelphia Foundation (“TPS”) since August 2015, a charitable foundation that builds, manages and distributes philanthropic resources to improve lives in the five-county Philadelphia region. Prior to joining TPS, he was a partner with the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader”) where he advised clients in the business, nonprofit and government sectors, focusing on transactions, financings, compliance, risk management and investigations. From June 2009 until the firm’s attorneys joined Schnader in August 2013, Mr. Ramos was a partner with the law firm of Trujillo, Rodriguez & Richards, LLC and led the firm’s government, education and social sector practice. From June 2007 to June 2009, Mr. Ramos was a partner with the law firm of Blank Rome LLP in its employment, benefits and labor group and its government relations practice. Mr. Ramos previously served as Managing Director of the City of Philadelphia from April 2005 to June 2007 and as City Solicitor from March 2004 to April 2005. Before working for the City of Philadelphia, Mr. Ramos served as vice president and chief of staff to the president of the University of Pennsylvania from January 2002 to March 2004. From September 1992 to January 2002, Mr. Ramos served as an attorney with the law firm of Ballard Spahr Andrews & Ingersoll, LLP in its employee benefits group. From November 2011 to October 2013, Mr. Ramos served as the chairman of the School Reform Commission, which oversees the School District of Philadelphia. Mr. Ramos served on the Board of the School District of Philadelphia from December 1995 through December 2001, with his last two years as president of that board. Mr. Ramos has served as manager and director of TPF Properties, LLC since October 2017, and as a member of the executive committee and a director of the Greater Philadelphia Chamber of Commerce since October 2017.

Mr. Ramos’ extensive service in the private and public sectors has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Joseph P. Ujobai has served as the executive vice president of SEI Investments Company (“SEI”) since May 2003 and also as the chief executive officer and managing director of SEI Investments (Europe) Limited since January 2000. He is responsible for the development of SEI’s worldwide private banks and distribution business. Prior to this, Mr. Ujobai had overall responsibility for the start up of SEI’s business outside of the United States. From May 1996 to January 1999, he was the Managing Director of SEI Investments, Latin America, based in Buenos Aires, Argentina. Before these international assignments Mr. Ujobai worked in SEI’sGlobal Wealth Platform, managing large institutional relationships. Mr. Ujobai has also worked as Senior Vice President of Global Distribution for Kidder Peabody Asset Management and as Senior Relationship Manager at the IBM Corporation. Mr. Ujobai currently serves as a trustee for FS Energy Total Return Fund, as a member of its audit committee and as the chair of its nominating and corporate governance committee. Mr. Ujobai holds a B.A. in Business Administration from Drexel University.

Mr. Ujobai’s extensive experience with investment and financial services companies has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	57	Chief Executive Officer
Todd Builione	43	President
William Goebel	43	Chief Financial Officer and Treasurer
Daniel Pietrzak	43	Chief Investment Officer
Stephen S. Sypherd	41	General Counsel and Secretary
James F. Volk	55	Chief Compliance Officer
Zachary Klehr	39	Executive Vice President

The address for each executive officer is c/o FS Investment Corporation, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Directors

William Goebel has served as our chief financial officer since March 2011 and our treasurer since April 2018. Mr. Goebel also serves as chief financial officer and treasurer for certain of the Other Advised Entities and the other funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (and serves as treasurer and chairs the audit committee of that board).

Daniel Pietrzak has served as our chief investment officer since April 2018. Mr. Pietrzak also currently serves as the chief investment officer of certain of the Other Advised Entities. Mr. Pietrzak joined KKR Credit

Advisors (US), LLC (“KKR Credit”) in 2016 and is a Member of KKR. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at Price Waterhouse in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.

Stephen S. Sypherd has served as our secretary since January 2013 and as our general counsel since April 2018. He previously served as our vice president. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain of the Other Advised Entities and the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the advancement and governance committees of that board).

James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of certain of the Other Advised Entities and the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

Zachary Klehr has served as our executive vice president since our inception in January 2013. Mr. Klehr also currently serves as executive vice president of certain of the Other Advised Entities and the other funds sponsored by FS Investments. Mr. Klehr has also served in various senior officer capacities for FS Investments and its affiliated investment advisers. In this role, he focuses on fund administration, portfolio management, fund operations, technology and client relations. Prior to joining FS Investments, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and served on the board of trustees of The Philadelphia School where he was a member of the executive, governance, advancement, finance and investment committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of the Company’s shares of common stock (“Shares”), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Investor Relations portion of the Company’s website at www.fsinvestmentcorp.com. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Corporate Governance Guidelines

The Company has adopted corporate governance guidelines pursuant to Section 303A.09 of the NYSE Listed Company Manual, which can be accessed via the Investor Relations portion of the Company’s website at www.fsinvestmentcorp.com.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Frank and Hughes, each an Independent Director. The Board has determined that Messrs. Chandler and Hughes are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Investor Relations portion of Company’s website at www.fsinvestmentcorp.com.

Compensation Committee

The Board has established a Compensation Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Compensation Committee. The Compensation Committee members are Messrs. Chandler (Chairman), Frank and Hughes, each of whom is an Independent Director. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of the Company’s chief executive officer and all other executive officers of the Company. Currently none of the Company’s executive officers are compensated by the Company and, as a result, the Compensation Committee does not produce and/or review reports on executive compensation practices. The Compensation Committee is also responsible for reviewing on an annual basis the Company’s reimbursement to the Advisor of the allocable portion of the cost of the Company’s executive officers and their respective staffs made pursuant to the administration agreement between the Company and the Advisor, dated as of April 9, 2018, or the FS/KKR administration agreement. The Compensation Committee has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence.

The Compensation Committee charter is available on the Investor Relations portion of the Company’s website at www.fsinvestmentcorp.com.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company, or BDC, services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company, the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory agreement between the Company and the Advisor, dated April 9, 2018, or the FS/KKR investment advisory agreement, and the FS/KKR administration. Each of the Company’s executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Advisor. In addition, the Company will reimburse the Advisor for the Company’s allocable portion of expenses incurred by the Advisor in performing its obligations under the FS/KKR investment advisory agreement and the FS/KKR administration agreement. Historically, the Company reimbursed FB Income Advisor, LLC, or FB Income Advisor, pursuant to an amended and restated investment advisory agreement between the Company and FB Income Advisor, dated July 17, 2014, or the FB Income Advisor investment advisory agreement, and an administration agreement between the Company and FB Income Advisor, dated April 16, 2014, or the FB Income Advisor administration agreement. The FB Income Advisor investment advisory agreement was replaced by the FS/KKR investment advisory agreement and the FB Income Advisor administration agreement was replaced by the FS/KKR administration agreement.

Director Compensation

The Company does not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. Directors who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson. These directors are Messrs. Chandler, Frank, Hagan, Harrow, Hughes, Ramos and Ujobai. Mr. Hagan also receives an annual retainer for his service as lead Independent Director.

Amounts payable under the director fees arrangement are determined and paid quarterly in arrears as follows:

Amount(1)
Annual Board Retainer	$100,000
Annual Lead Independent Director Retainer	$25,000
Board Meeting Fees	$2,500
Annual Committee Chair Retainers
Audit Committee	$20,000
Valuation Committee	$20,000
Nominating and Corporate Governance Committee	$15,000
Committee Meeting Fees	$1,000

(1)	The Company does not pay compensation to directors for their service as compensation committee members.

The Company also reimburses each of the above directors for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.

The table below sets forth the compensation received by each of the Company’s directors for service during the fiscal year ended December 31, 2017:

Name of Director	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
David J. Adelman(1)	—	—
Todd Builione(2)	—	—
Gregory P. Chandler	$144,000	$144,000
Michael C. Forman	—	—
Barry H. Frank	$141,500	$141,500
Thomas J. Gravina(1)	$115,000	$115,000
Michael J. Hagan	$140,500	$140,500
Jeffrey K. Harrow	$133,000	$133,000
Michael J. Heller(1)	$119,000	$119,000
Philip E. Hughes, Jr.	$120,000	$120,000
Pedro Ramos	$122,000	$122,000
Joseph P. Ujobai	$119,000	$119,000

(1)	Messrs. Adelman, Gravina and Heller each resigned, effective as of April 9, 2018.

(2)	Mr. Builione joined the Board in 2018 and does not receive fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 26, 2018, the beneficial ownership of each current director, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 26, 2018.

	Shares Beneficially Owned as of April 26, 2018
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Directors:
Michael C. Forman(3)	1,202,633	*
Todd Builione	—	—

Independent Directors:
Gregory P. Chandler(4)	18,971	*
Barry H. Frank(5)	100,878	*
Michael J. Hagan	70,000	*
Jeffrey K. Harrow	27,539	*
Philip E. Hughes, Jr.	5,260	*
Pedro A. Ramos(6)	2,150	*
Joseph P. Ujobai	—	—

Executive Officers:
William Goebel.	5,000	*
Zachary Klehr	19,904	*
Daniel Pietrzak	—	—
Stephen S. Sypherd	178	*
James F. Volk	560	*

All Directors and Executive Officers as a group (14 persons)	1,451,749	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Investment Corporation, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 243,451,089 Shares issued and outstanding on April 26, 2018.
(3)	242,455 Shares held in trust; 924,609 Shares held by FS Investments; 12,952 Shares by spouse in trust; 3,256 Shares held for the benefit of minor children in trust; 11,491 Shares held in a 401(k) account; and 7,870 Shares held in an IRA account.
(4)	14,473 Shares held in a 401(k) account; 2,208 Shares held by spouse; 483 Shares held by spouse as UTMA custodian for minor child-1; and 483 Shares held by spouse as UTMA custodian for minor child-2.
(5)	Includes 33,831 Shares held in IRA account and 56,367 Shares held by spouse.
(6)	Includes 490 shares held in IRA account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions (dollar amounts in thousands, excluding per share amounts, unless otherwise noted)

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). All future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Directors.

Compensation of the Investment Adviser

Historically, the Company received investment advisory services from FB Income Advisor pursuant to the FB Income Advisor investment advisory agreement, and administrative services pursuant to the FB Income Advisor administration agreement. The FB Income Advisor investment advisory agreement was replaced by the FS/KKR investment advisory agreement. The FB Income Advisor administration agreement was replaced by the FS/KKR administration agreement. FB Income Advisor previously engaged GSO / Blackstone Debt Funds Management LLC (“GDFM”) to act as the Company’s investment sub-adviser pursuant to the investment sub-advisory agreement between FB Income Advisor and GDFM, dated April 13, 2008, or the GDFM sub-advisory agreement. GDFM resigned as the Company’s investment sub-adviser and terminated the investment sub-advisory agreement effective April 9, 2018.

Pursuant to the FS/KKR investment advisory agreement, the Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (equal to the total assets set forth on the Company’s consolidated financial statements) and an incentive fee based on the Company’s performance. The base management fee is calculated at an annual rate of 1.5% of the average weekly value of the Company’s gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average weekly value of the Company’s gross assets during the most recently completed calendar quarter.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of the value of the Company’s net assets. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the per share pre-incentive fee return for the then-current and eleven preceding calendar quarters minus the cumulative per share incentive fees accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter for which the subordinated incentive fee on income is being calculated. For the foregoing purpose, the “per share pre-incentive fee return” for any calendar quarter is equal to (i) the sum of the Company’s pre-incentive fee net investment income for the calendar quarter, realized gains and losses for the calendar quarter and unrealized appreciation and depreciation of the Company’s investments for the calendar quarter and, for any calendar quarter ending prior to January 1, 2018, and base management fees for the calendar quarter, divided by (ii) the weighted average number of shares outstanding during such calendar quarter. In addition, the “per share incentive fee” for any calendar quarter is equal to (i) the incentive fee accrued and/or payable for such calendar quarter divided by (ii) the weighted average number of shares outstanding during such calendar quarter.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to the Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to the FS/KKR administration agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists the Company in calculating the its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to the FS/KKR administration agreement, the Company reimburses the Advisor for expenses necessary to perform services related to the Company’s administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. The Company reimburses the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the FS/KKR administration agreement. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Historically, pursuant to the FB Income Advisor investment advisory and administrative services agreement, FB Income Advisor was entitled to an annual base management fee of 1.75% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. FB Income Advisor agreed, effective October 1, 2017, to (a) waive a portion of the base management fee to which it was entitled under the FB Income Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it was entitled under the FB Income Advisor investment advisory agreement as if the base management fee was 1.75% of the average value of our gross assets. The investment sub-advisory agreement provided that GDFM was entitled to receive 50% of all management and incentive fees payable to FB Income Advisor under the FB Income Advisor investment advisory agreement with respect to each year.

Pursuant to the FB Income Advisor administration agreement, the Company also reimbursed FB Income Advisor and GDFM for expenses necessary to perform services related to the Company’s administration and operations, including FB Income Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to the Company on behalf of FB Income Advisor. FB Income Advisor allocated the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics.

The following table describes the fees and expenses the Company accrued under the FB Income Advisor investment advisory agreement and FB Income Advisor administrative services agreement during the years ended December 31, 2017 and 2016:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016
FB Income Advisor	FB Income Advisor Investment Advisory Agreement	Base Management Fee(1)	$70,222	$71,280
FB Income Advisor	FB Income Advisor Investment Advisory Agreement	Capital Gains Incentive Fee(2)	$—	$—
FB Income Advisor	FB Income Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(3)	$50,297	$51,830
FB Income Advisor	FB Income Advisor Administrative Services Agreement	Administrative Services Expenses(4)	$3,051	$3,475

(1)	FB Income Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Income Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the year ended December 31, 2017, the amount shown is net of waivers of $2,575. During the years ended December 31, 2017 and 2016, $72,794 and $71,673, respectively, in base management fees were paid to FB Income Advisor. As of December 31, 2017, $15,450 in base management fees were payable to FB Income Advisor.
(2)	The Company paid FB Income Advisor no capital gains incentive fees during the year ended December 31, 2017. As of December 31, 2017, no capital gains incentive fees were accrued.
(3)	During the year ended December 31, 2017, $50,311 of subordinated incentive fees on income were paid to FB Income Advisor. As of December 31, 2017, a subordinated incentive fee on income of $12,871 was payable to FB Income Advisor.
(4)	During the years ended December 31, 2017 and 2016, $2,796 and $3,194, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Income Advisor and the remainder related to other reimbursable expenses. The Company paid $3,273 and $3,905, respectively, in administrative services expenses to FB Income Advisor during the years ended December 31, 2017 and 2016.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor, or the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to the Company if such relief had not been obtained. The Company had previously relied on an order dated June 4, 2013, pursuant to which the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Income Advisor.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to the Other Advised Entities, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor, FS Investments, KKR Credit and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, the Advisor, FS Investments, KKR Credit, their employees and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of the Other Advised Entities.

The Advisor and its affiliates are simultaneously providing investment advisory services to other affiliated entities, including the Other Advised Entities. The Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by the Advisor or any of its respective affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by the Advisor or its respective affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, the Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. As affiliates of FS Investments and KKR Credit currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than to the Company.

Director Independence

A majority of the members of the Board are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor, and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board is currently comprised of nine directors, seven of whom are Independent Directors. The Board has determined that the following directors are Independent Directors: Messrs. Chandler, Frank, Hagan, Harrow, Hughes, Ramos and Ujobai. Based upon information requested from each director concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years had, a material business or professional relationship with the Company, other than in his capacity as a member of the Board or any Board committee or as a stockholder.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company’s fiscal years ended December 31, 2017 and 2016:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2017	$400,000	$ 7,170	—	$30,900
2016	$392,500	$70,530	—	$39,200

(1)	“Audit-Related Fees” are those fees billed to the Company by RSM US LLP for services provided by RSM US LLP or fees billed for expenses relating to the review by RSM US LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”).
(2)	“All Other Fees” are those fees, if any, billed to the Company by RSM US LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this Amendment:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director

Date: April 27, 2018	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 27, 2018	/s/ TODD BUILIONE
Todd Builione President and Director

Date: April 27, 2018	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Director

Date: April 27, 2018	/s/ BARRY H. FRANK
Barry H. Frank Director

Date: April 27, 2018	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: April 27, 2018	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: April 27, 2018	/s/ PHILIP E. HUGHES, JR.
Philip E. Hughes, Jr. Director

Date: April 27, 2018	/s/ PEDRO A. RAMOS
Pedro A. Ramos Director

Date: April 27, 2018	/s/ JOSEPH P. UJOBAI
Joseph P. Ujobai Director