Form 10-Q
period 2018-03-31
FS Investment CORP
filed 2018-05-10
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 242,417,015 shares of the registrant’s common stock outstanding as of May 9, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial	Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,434,363 and $3,532,517, respectively)	$3,485,256	$3,600,911
Non-controlled/affiliated investments (amortized cost—$201,717 and $197,468, respectively)	228,774	230,055
Controlled/affiliated investments (amortized cost—$91,284 and $86,861, respectively)	89,984	95,268

Total investments, at fair value (amortized cost—$3,727,364 and $3,816,846, respectively)	3,804,014	3,926,234
Cash	209,609	134,932
Foreign currency, at fair value (cost—$5,291 and $3,685, respectively)	5,448	3,810
Receivable for investments sold and repaid	1,195	3,477
Income receivable	32,352	30,668
Deferred financing costs	3,212	3,459
Prepaid expenses and other assets	1,675	1,695

Total assets	$4,057,505	$4,104,275

Liabilities
Payable for investments purchased	$101	$1,978
Credit facilities payable (net of deferred financing costs of $2,903 and $3,179, respectively)(1)	639,205	638,571
Unsecured notes payable (net of deferred financing costs of $1,245 and $1,402, respectively)(1)	1,074,160	1,073,445
Stockholder distributions payable	46,683	46,704
Management fees payable	15,303	15,450
Subordinated income incentive fees payable(2)	11,999	12,871
Administrative services expense payable	542	294
Interest payable	18,190	22,851
Directors’ fees payable	490	276
Other accrued expenses and liabilities	870	7,112

Total liabilities	1,807,543	1,819,552

Commitments and contingencies(3)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 245,587,856 and 245,725,416 shares issued and outstanding, respectively	246	246
Capital in excess of par value	2,271,588	2,272,591
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(249,570)	(245,288)
Accumulated undistributed (distributions in excess of) net investment income(4)	147,926	144,062
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	79,772	113,112

Total stockholders’ equity	2,249,962	2,284,723

Total liabilities and stockholders’ equity	$4,057,505	$4,104,275

Net asset value per share of common stock at period end	$9.16	$9.30

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$75,269	$72,838
Paid-in-kind interest income	8,448	6,881
Fee income	2,453	19,530
Dividend income	7,355	—
From non-controlled/affiliated investments:
Interest income	1,428	3,684
Paid-in-kind interest income	3,147	606
Fee income	—	29
From controlled/affiliated investments:
Interest income	1,120	1,502
Paid-in-kind interest income	1,798	994

Total investment income	101,018	106,064

Operating expenses
Management fees(1)	17,854	18,367
Subordinated income incentive fees(2)	11,999	13,147
Administrative services expenses	734	734
Accounting and administrative fees	254	265
Interest expense(3)	20,053	19,439
Directors’ fees	496	271
Other general and administrative expenses	1,632	1,251

Total operating expenses	53,022	53,474
Management fee waiver(1)	(2,551)	—

Net expenses	50,471	53,474

Net investment income	50,547	52,590

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(4,351)	(48,447)
Non-controlled/affiliated investments	8	305
Controlled/affiliated investments	—	(52,879)
Net realized gain (loss) on foreign currency	61	123
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(17,501)	129,260
Non-controlled/affiliated investments	(5,530)	(12,328)
Controlled/affiliated investments	(9,707)	(4,499)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	(10)
Net change in unrealized gain (loss) on foreign currency	(602)	(722)

Total net realized and unrealized gain (loss)	$(37,622)	$10,803

Net increase (decrease) in net assets resulting from operations	$12,925	$63,393

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.05	$0.26

Weighted average shares outstanding	245,713,188	244,554,969

(1)	See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.
(3)	See Note 8 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income (loss)	$50,547	$52,590
Net realized gain (loss) on investments and foreign currency	(4,282)	(100,898)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing(1)	(32,738)	112,423
Net change in unrealized gain (loss) on foreign currency	(602)	(722)

Net increase (decrease) in net assets resulting from operations	12,925	63,393

Stockholder distributions(2)
Distributions from net investment income	(46,683)	(54,485)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(46,683)	(54,485)

Capital share transactions(3)
Reinvestment of stockholder distributions	—	5,350
Repurchases of common stock	(1,003)	—

Net increase (decrease) in net assets resulting from capital share transactions	(1,003)	5,350

Total increase (decrease) in net assets	(34,761)	14,258
Net assets at beginning of period	2,284,723	2,297,377

Net assets at end of period	$2,249,962	$2,311,635

Accumulated undistributed (distributions in excess of) net investment income(2)	$147,926	$146,131

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,925	$63,393
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(115,990)	(539,689)
Paid-in-kind interest	(13,393)	(8,481)
Proceeds from sales and repayments of investments	215,945	364,308
Net realized (gain) loss on investments and secured borrowing	4,343	101,021
Net change in unrealized (appreciation) depreciation on investments and secured borrowing(1)	32,738	(112,423)
Accretion of discount	(1,423)	(2,078)
Amortization of deferred financing costs and discount	1,238	1,381
Unrealized (gain)/loss on borrowings in foreign currency	608	607
(Increase) decrease in receivable for investments sold and repaid	2,282	(176,861)
(Increase) decrease in income receivable	(1,684)	(10,938)
(Increase) decrease in prepaid expenses and other assets	20	375
Increase (decrease) in payable for investments purchased	(1,877)	34,252
Increase (decrease) in management fees payable	(147)	345
Increase (decrease) in subordinated income incentive fees payable	(872)	262
Increase (decrease) in administrative services expense payable	248	(170)
Increase (decrease) in interest payable	(4,661)	(2,681)
Increase (decrease) in directors’ fees payable	214	(11)
Increase (decrease) in other accrued expenses and liabilities	(6,242)	(5,865)

Net cash provided by (used in) operating activities	124,272	(293,253)

Cash flows from financing activities
Reinvestment of stockholder distributions	—	5,350
Repurchases of common stock	(1,003)	—
Stockholder distributions	(46,704)	(54,364)
Borrowings under credit facilities(1)	48,000	135,000
Repayments of credit facilities(1)	(48,250)	(411)
Deferred financing costs paid	—	(3,236)

Net cash provided by (used in) financing activities	(47,957)	82,339

Total increase (decrease) in cash	76,315	(210,914)
Cash and foreign currency at beginning of period	138,742	264,598

Cash and foreign currency at end of period	$215,057	$53,684

Supplemental disclosure
Local and excise taxes paid	$5,385	$5,780

(1)	See Note 8 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2017, the Company paid $41 in interest expense on its secured borrowing. During the three months ended March 31, 2018 and 2017, the Company paid $23,476 and $20,698, respectively, in interest expense on the credit facilities and unsecured notes.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—110.2%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$35,524	$35,570	$35,524
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	10.5%		11/18/21	2,476	2,476	2,476
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+900	1.0%	12/29/19	195,026	193,949	191,369
Actian Corp.	(e)	Software & Services	L+786	1.0%	6/30/22	11,429	11,429	11,707
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+750	1.0%	10/4/22	20,332	17,326	20,332
AG Group Merger Sub, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	12/29/23	88,944	88,944	90,167
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	48,995	48,995	49,729
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	884	884	866
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/18	992	992	922
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1050	1.0%	5/25/18	25	25	24
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/20	675	675	628
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1200	1.0%	5/25/18	361	361	—
Atlas Aerospace LLC	(e)(g)	Capital Goods	L+800	1.0%	12/29/22	30,476	30,476	30,781
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	56,485	56,485	56,530
Borden Dairy Co.	(e)(g)(h)	Food, Beverage & Tobacco	L+789	1.0%	7/6/23	70,000	70,000	70,602
ConnectiveRx, LLC	(e)(g)(h)	Health Care Equipment & Services	L+826	1.0%	11/25/21	45,019	45,019	45,510
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	5,870	5,870	5,738
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	50,609	50,609	49,470
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	21,209	21,209	20,732
Dade Paper & Bag, LLC	(e)	Capital Goods	L+700	1.0%	6/10/24	10,636	10,636	10,649
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	83,395	83,395	85,584
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,255	10,195	9,699
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	80,975	80,975	81,785
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1050		3/31/21	1,102	1,104	1,104
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,812
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	2,898	2,898	2,966
H.M. Dunn Co., Inc.	(g)(l)(r)	Capital Goods	L+150, 7.8% PIK (7.8% Max PIK)	1.0%	3/26/21	1,097	1,071	499
Hudson Technologies Co.	(g)(h)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	39,846	39,846	40,095
Hudson Technologies Co.	(g)(j)(q)	Commercial & Professional Services	L+725	1.0%	10/10/23	9,511	9,511	9,570
Icynene U.S. Acquisition Corp.	(e)(g)(j)	Materials	L+700	1.0%	11/30/24	29,925	29,925	30,205
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	70,185	70,185	70,448
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	21,481	21,481	21,803
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	30,328	30,328	30,556
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	44,520	44,450	45,410
JMC Acquisition Merger Corp.	(e)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	54,885	54,885	55,160
JMC Acquisition Merger Corp.	(g)(q)	Capital Goods	L+750	1.0%	1/29/24	2,945	2,945	2,960

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	$110,441	$109,477	$112,798
JSS Holdings, Inc.	(g)(q)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	20,182	20,182	20,613
Kodiak BP, LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10,515	10,515	10,463
Kodiak BP, LLC	(g)(q)	Capital Goods	L+725	1.0%	12/1/24	3,030	3,030	3,015
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	56,183	56,183	56,956
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20	€26,168	35,593	32,800
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20	$9,180	9,180	9,363
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	7,221	7,221	7,221
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,120	1,131	1,120
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,826	1,826	1,826
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,218	1,218	1,218
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	13,226	13,226	10,813
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+850	1.3%	12/11/19	62,651	62,563	62,886
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23	2,582	2,499	2,629
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21	31	31	31
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	5/5/21	108	108	108
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+383	4.5%	5/5/23	1,056	1,056	1,043
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+375	4.5%	5/5/23	621	621	613
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	937	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+809	1.0%	9/2/22	28,832	28,832	29,373
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	2,396	2,396	2,441
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+800	1.3%	9/10/19	3,276	3,276	3,338
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22	50,625	50,625	52,523
Polymer Additives, Inc.	(g)	Materials	L+850	1.0%	12/19/22	10,511	10,511	10,748
Polymer Additives, Inc.	(g)	Materials	L+795	1.0%	12/19/22	11,019	11,019	11,212
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22	€15,000	16,982	18,847
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23	$29,853	29,853	30,375
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23	34,688	34,688	35,097
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+847	1.0%	9/25/21	40,688	40,687	41,094
Safariland, LLC	(e)(g)(h)	Capital Goods	L+768	1.1%	11/18/23	126,107	126,107	117,753
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.1%	11/18/23	33,282	33,282	31,077
Sequel Youth and Family Services, LLC	(e)(g)(h)	Health Care Equipment & Services	L+775	1.0%	9/1/22	94,082	94,082	95,023
Sequel Youth and Family Services, LLC	(g)(q)	Health Care Equipment & Services	L+700	1.0%	9/1/22	4,706	4,706	4,753

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22		$78,636	$78,636	$78,734
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20		90,446	90,278	90,842
SSC (Lux) Limited S.Ã r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45,455	45,455	46,307
Staples Canada, ULC	(g)(j)	Retailing	L+700	1.0%	9/12/23	C$	20,987	17,333	16,248
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+700	1.0%	9/30/21		$4,382	4,345	4,126
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+1000	1.0%	10/1/22		2,000	1,904	1,977
Trace3, LLC	(e)(h)	Software & Services	L+775	1.0%	6/6/23		38,809	38,809	38,954
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20		52,497	52,497	52,825
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+778	1.0%	1/5/22		63,656	63,656	65,088
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20		112,752	112,713	114,443
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		696	696	696
Westbridge Technologies, Inc.	(g)	Software & Services	L+850	1.0%	4/28/23		11,939	11,880	11,954
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22		11,766	11,766	11,942

Total Senior Secured Loans—First Lien								2,581,601	2,589,465
Unfunded Loan Commitments								(110,892)	(110,892)

Net Senior Secured Loans—First Lien								2,470,709	2,478,573

Senior Secured Loans—Second Lien—6.6%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24		18,000	17,596	18,068
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		8,364	8,364	8,071
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20		17,749	17,749	17,394
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24		16,000	16,000	15,994
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23		15,000	14,486	15,113
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850	0.8%	11/17/20		37,362	37,349	37,549
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20		22,484	22,083	11,096
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25		6,482	6,366	6,579
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22		30,000	29,908	19,500

Total Senior Secured Loans—Second Lien								169,901	149,364

Senior Secured Bonds—7.3%
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23		23,853	23,853	23,853
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24		6,000	6,000	5,865
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21		74,813	72,415	76,122
Global A&T Electronics Ltd.	(g)(j)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23		6,365	6,425	6,452

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Mood Media Corp.	(f)(g)(j)(t)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	$22,445	$22,445	$22,445
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	130	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,506	20,010
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	817	817	816
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7,500	7,500	7,470

Total Senior Secured Bonds							159,091	163,165

Subordinated Debt—21.9%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40,000	40,000	43,350
Aurora Diagnostics, LLC	(e)(f)(g)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	15,078	13,950	13,721
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,952	4,084
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	20,022
Byrider Holding Corp.	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	833	833	833
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,008	4,481
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	17,393	17,803	18,013
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	68,209	67,466	66,845
EV Energy Partners, L.P.	(f)(l)(r)	Energy	8.0%		4/15/19	265	251	129
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	881	881	889
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,600	5,600	5,649
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,157	1,157	1,167
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,089	1,090	1,099
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	80,417	80,417	81,121
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	13,152	13,152	13,267
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,887	6,887	6,948
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	14,079	14,079	14,202
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,819	13,819	13,940

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Mezzanine Equity Member Corp.	(g)(j)	Diversified Financials	L+650	4.5%	9/15/25	$4,598	$4,598	$4,592
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650	4.5%	9/15/25	22,402	22,402	22,374
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	681	682	681
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,640	9,046
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,061	10,669
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	113	114	130
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,475	15,501
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,782	6,715
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	147,097	147,097	132,571
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2,311	2,311	2,309

Total Subordinated Debt							529,380	514,348
Unfunded Debt Commitments							(22,402)	(22,402)

Net Subordinated Debt							506,978	491,946

Collateralized Securities—2.3%
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	10.9%		7/25/29	21,000	11,531	11,709
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,486	1,563
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	16.1%		1/25/27	17,900	12,581	14,373
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	4.5%		10/25/21	10,000	784	449
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	6.7%		1/15/26	42,504	20,433	24,485

Total Collateralized Securities							46,815	52,579

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—20.8%(k)
5 Arches, LLC, Common Equity	(g)(j)(n)	Diversified Financials				20,000	$500	$750
Advanced Lighting Technologies, Inc., Common Equity	(g)(l)(t)	Materials				587,637	16,520	6,699
Advanced Lighting Technologies, Inc., Warrants	(g)(l)(t)	Materials			10/4/27	9,262	86	15
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy				462,008	462	—
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	951
APP Holdings, LP, Warrants	(g)(j)(l)	Capital Goods			5/25/26	698,482	2,545	1,914
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy				96,800,082	29,100	24,200
ASG Everglades Holdings, Inc., Common Equity	(g)(l)(t)	Software & Services				1,689,767	36,422	88,628
ASG Everglades Holdings, Inc., Warrants	(g)(l)(t)	Software & Services			6/27/22	229,541	6,542	7,047
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services				428,935	20,197	—
Aurora Diagnostics Holdings, LLC, Warrants	(e)(f)(g)(l)	Health Care Equipment & Services			5/25/27	229,489	1,671	1,578
Burleigh Point, Ltd., Warrants	(g)(j)(l)	Retailing			7/16/20	3,451,216	1,898	25
Byrider Holding Corp., Common Equity	(g)(l)	Automobiles & Components				833	—	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy				70,947	71	71
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods				391,300	391	274
Eastman Kodak Co., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				61,859	1,203	331
Escape Velocity Holdings, Inc., Common Equity	(g)(l)	Software & Services				19,312	193	367
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy				21,000	21,000	5,933
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy				3,937	2,601	1,122
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy				48,025	12,006	13,567
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy				70,875	17,719	20,022
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services				14,943	6,793	17,034
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services				42,281,308	42,281	38,053
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing				375	1,118	1,106
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods				2,333,333	2,333	5,017
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media				33,034	3,783	1,288
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials				441,238	441	552
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods				4,401	464	—
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods				1,303	1,303	1,255
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods				483	483	483
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods				—	—	502
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials				972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	12.5% PIK		11/17/25	5,264	53,935	52,435
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods				490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods				53,073	553	106
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods				55	553	926
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods				23	229	261
Mood Media Corp., Common Equity	(g)(j)(l)(t)	Media				16,243,967	11,804	21,401
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services				1,041,667	1,042	1,719

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	$1,385	$1,385
PSAV Holdings LLC, Common Equity	(f)(l)	Technology Hardware & Equipment				10,000	6,337	22,500
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	1,997	1,851
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036	6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59	568	958
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000	2,500	2,470
Safariland, LLC, Warrants	(f)(l)	Capital Goods			7/27/18	2,263	246	224
Safariland, LLC, Warrants	(f)(l)	Capital Goods			9/20/19	2,273	227	224
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services				33,306	3,400	15,441
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	9.5% PIK		11/10/18	8,000	9,239	13,696
Sequel Industrial Products Holdings, LLC, Warrants	(g)(l)	Commercial & Professional Services			9/28/22	1,293	1	443
Sequel Industrial Products Holdings, LLC, Warrants	(f)(l)	Commercial & Professional Services			5/10/22	19,388	12	7,049
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664	2,790	431
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163	—	38,565
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636	2,273	2,307
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389	722	10
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115	187	208
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826	3,652	3,575
The Stars Group Inc., Warrants	(g)(j)(l)	Consumer Services			5/15/24	2,000,000	16,832	32,500
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813	5,181	—
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948	509	525
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770	522	539
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538	1,070	1,104
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(g)(l)	Energy				113,515	534	454
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662	1,714	2,134
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151	1,714	1,876
Zeta Interactive Holdings Corp., Warrants	(g)(l)	Software & Services			4/20/27	29,422	—	103

Total Equity/Other							373,870	468,387

TOTAL INVESTMENTS—169.1%							$3,727,364	3,804,014

LIABILITIES IN EXCESS OF OTHER ASSETS—(69.1%)								(1,554,052)

NET ASSETS—100%								$2,249,962

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.31%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(h)	Security or portion thereof held within Hamilton Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with HSBC Bank USA, N.A. (see Note 8).

(i)	Position or portion thereof unsettled as of March 31, 2018.

(j)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2018, 81.1% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(r)	Asset is on non-accrual status.

(s)	Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$20,383	$—	$(51)	$145	$8	$(153)	$20,332	$610	$—
Aspect Software, Inc.(2)	992	—	—	—	—	(71)	921	31	—
Aspect Software, Inc.	628	—	(4)	—	—	4	628	21	—
Aspect Software, Inc.(3)	(361)	—	—	—	—	—	(361)	—	—
Logan’s Roadhouse, Inc.(4)	6,952	258	—	—	—	—	7,210	52	257
Logan’s Roadhouse, Inc.(5)	—	1,826	—	—	—	—	1,826	9	609
Senior Secured Loans—Second Lien
Logan’s Roadhouse, Inc.	10,079	279	—	10	—	728	11,096	1	279
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	22,728	1,125	—	—	—	—	23,853	637	1,125
Mood Media Corp.	21,675	877	—	—	—	(107)	22,445	67	877
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	13,046	—	—	—	—	(6,347)	6,699	—	—
Advanced Lighting Technologies, Inc., Warrants	56	—	—	—	—	(41)	15	—	—
ASG Everglades Holdings, Inc., Common Equity	83,052	—	—	—	—	5,576	88,628	—	—
ASG Everglades Holdings, Inc., Warrants	6,289	—	—	—	—	758	7,047	—	—
Aspect Software, Inc.	—	—	—	—	—	—	—	—	—
Fronton Investor Holdings, LLC, Class B Units	17,782	—	(224)	—	—	(524)	17,034	—	—
Mood Media Corp.	26,754	—	—	—	—	(5,353)	21,401	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	—	—	—	—

Total	$230,055	$4,365	$(279)	$155	$8	$(5,530)	$228,774	$1,428	$3,147

(1)	Interest and PIK income presented for the full three months ended March 31, 2018.

(2)	Security includes a partially unfunded commitment with an amortized cost of $25 and a fair value of $24.

(3)	Security is an unfunded commitment with an amortized cost of $361 and a fair value of $0.

(4)	Security includes a partially unfunded commitment with an amortized cost of $1,131 and a fair value of $1,120.

(5)	Security includes a partially unfunded commitment with an amortized cost of $1,218 and a fair value of $1,218.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2018

(in thousands, except share amounts)

(u)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2018, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the three months ended March 31, 2018, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income(1)	PIK Income(1)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$38,008	$—	$(84)	$1	$(376)	$37,549	$1,002	$—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	57,260	4,506	—	—	(9,331)	52,435	118	1,798

Total	$95,268	$4,506	$(84)	$1	$(9,707)	$89,984	$1,120	$1,798

(1)	Interest and PIK income presented for the full three months ended March 31, 2018.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—110.3%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$29,824	$29,871	$29,824
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	10.5%		11/18/21	8,176	8,176	8,176
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+900	1.0%	12/29/19	196,468	195,233	191,802
Actian Corp.	(e)	Software & Services	L+806	1.0%	6/30/22	11,429	11,429	11,571
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+750	1.0%	10/4/22	20,383	17,224	20,383
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	89,169	89,169	90,729
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	48,995	48,995	49,730
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	884	884	866
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/18	992	992	992
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1050	1.0%	5/25/18	25	25	25
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/20	679	679	628
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1200	1.0%	5/25/18	361	361	—
Atlas Aerospace LLC	(g)	Capital Goods	L+802	1.0%	12/29/22	30,476	30,476	30,476
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	56,843	56,843	58,019
Borden Dairy Co.	(e)(g)(h)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	70,000	70,000	69,979
ConnectiveRX, LLC	(e)(g)(h)	Health Care Equipment & Services	L+828	1.0%	11/25/21	45,019	45,019	45,037
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	4,185	4,181	4,205
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	3,326	3,326	3,297
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	2,543	2,543	2,521
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	46,814	46,814	46,404
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	25,122	25,122	24,902
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	83,605	83,605	86,531
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10,255	10,185	8,896
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	81,180	81,180	81,992
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1050		3/31/21	1,358	1,361	1,360
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	50,000	50,000	50,750
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	2,105	2,105	2,126
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+1100		3/31/21	537	537	542
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+946	1.0%	3/26/21	1,071	1,071	1,023
Hudson Technologies Co.	(g)(h)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	39,946	39,946	40,495
Hudson Technologies Co.	(g)(j)(q)	Commercial & Professional Services	L+725	1.0%	10/10/23	9,511	9,511	9,642
Icynene U.S. Acquisition Corp.	(e)(g)	Materials	L+700	1.0%	11/30/24	30,000	30,000	30,006
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75,725	75,725	76,672
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	21,492	21,492	21,815
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	30,810	30,810	31,195
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	44,867	44,783	45,540
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+854	1.0%	11/6/21	6,832	6,832	6,943

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23		$110,566	$109,565	$112,280
JSS Holdings, Inc.	(g)(q)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23		20,182	20,182	20,495
Kodiak BP, LLC	(h)	Capital Goods	L+725	1.0%	12/1/24		10,515	10,515	10,541
Kodiak BP, LLC	(h)(q)	Capital Goods	L+725	1.0%	12/1/24		3,030	3,030	3,038
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21		56,183	56,183	56,815
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20		€26,372	35,872	32,181
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20		$9,251	9,251	9,390
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1100	1.0%	5/5/19		6,963	6,963	6,963
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1100	1.0%	5/5/19		1,120	1,131	1,120
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		13,793	13,793	12,638
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+850	1.3%	12/11/19		62,813	62,704	62,420
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23		2,686	2,595	2,738
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21		38	38	38
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	5/5/21		101	101	101
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+436	4.5%	5/5/23		1,056	1,056	1,051
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+375	4.5%	5/5/23		621	621	618
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21		938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+810	1.0%	9/2/22		27,686	27,686	28,206
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22		3,542	3,542	3,608
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+800	1.3%	9/10/19		17,312	17,312	17,399
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22		50,625	50,625	51,891
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/19/22		10,511	10,511	10,879
Polymer Additives, Inc.	(g)	Materials	L+834	1.0%	12/19/22		11,019	11,019	11,239
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22		€15,000	16,982	18,575
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		$29,928	29,928	30,377
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23		34,919	34,919	35,214
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+858	1.0%	9/25/21		40,688	40,688	40,688
Safariland, LLC	(e)(g)(h)	Capital Goods	L+768	1.1%	11/18/23		126,107	126,107	127,841
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.1%	11/18/23		33,282	33,282	33,740
Sequel Youth and Family Services, LLC	(e)(g)(h)	Health Care Equipment & Services	L+778	1.0%	9/1/22		94,118	94,118	94,984
Sequel Youth and Family Services, LLC	(g)(q)	Health Care Equipment & Services	L+700	1.0%	9/1/22		4,706	4,706	4,749
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22		79,039	79,039	78,249
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20		90,681	90,474	91,418
SSC (Lux) Limited S.à r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45,455	45,455	46,364
Staples Canada, ULC	(g)(j)	Retailing	L+700	1.0%	9/12/23	C$	20,987	17,333	16,912
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+700	1.0%	9/30/21		$4,382	4,342	4,064
SunGard Availability Services Capital, Inc.	(g)(i)	Software & Services	L+1000	1.0%	10/1/22		2,000	1,900	1,924

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Trace3, LLC	(e)(h)	Software & Services	L+775	1.0%	6/6/23	$31,094	$31,094	$31,832
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	52,685	52,685	52,816
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+779	1.0%	1/5/22	56,582	56,582	56,902
USI Senior Holdings, Inc.	(g)(q)	Capital Goods	L+725	1.0%	1/5/22	11,513	11,513	11,578
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20	114,216	114,164	115,073
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,037	2,037	2,088
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	93,590	93,590	95,345
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	11,766	11,766	11,942
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	2,234	2,234	2,268

Total Senior Secured Loans—First Lien							2,629,542	2,649,433
Unfunded Loan Commitments							(128,439)	(128,439)

Net Senior Secured Loans—First Lien							2,501,103	2,520,994

Senior Secured Loans—Second Lien—8.6%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24	18,000	17,581	18,045
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8,281	8,281	7,874
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	13,565	13,565	12,768
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	1,206	1,162	1,212
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,463	14,981
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850	0.8%	11/17/20	37,447	37,432	38,008
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	21,926	21,794	10,079
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25	6,482	6,362	6,595
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,903	16,200
Stadium Management Corp.	(e)(g)(h)	Consumer Services	Prime+725	0.3%	2/27/21	55,689	55,689	55,828

Total Senior Secured Loans—Second Lien							222,232	197,588

Senior Secured Bonds—7.1%
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)		10/4/23	22,728	22,728	22,728
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6,000	6,000	6,045
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,272	76,028
Global A&T Electronics Ltd.	(g)(j)(l)(r)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,967	6,490

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Mood Media Corp.	(f)(g)(j)(t)	Media	L+600, 8.0% PIK (8.0% Max PIK)		6/28/24	$21,568	$21,568	$21,675
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	130	132
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,476	19,898
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1,058	1,058	1,058
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7,500	7,500	7,596

Total Senior Secured Bonds							157,699	161,650

Subordinated Debt—21.4%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40,000	40,000	43,226
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	14,966	13,712	13,918
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,947	4,775
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	20,171
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,008	4,731
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	17,393	17,829	18,196
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	67,532	66,763	66,519
EV Energy Partners, L.P.	(f)(r)	Energy	8.0%		4/15/19	265	251	135
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	77,511	77,511	78,867
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12,677	12,677	12,899
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,638	6,638	6,755
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	13,570	13,570	13,807
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,320	13,320	13,553
Greystone Mezzanine Equity Member Corp.	(g)(j)	Diversified Financials	L+650		9/15/25	1,365	1,365	1,365

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650		9/15/25	$25,635	$25,635	$25,635
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	661	661	661
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,623	3,967
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,664	10,478
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,057	10,771
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	139	139	156
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,438	15,690
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,689	6,705
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	145,241	145,241	131,625
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2,238	2,238	2,232

Total Subordinated Debt							526,261	515,396
Unfunded Debt Commitments							(25,635)	(25,635)

Net Subordinated Debt							500,626	489,761

Collateralized Securities—2.4%
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	14.9%		10/25/25	21,000	11,305	11,993
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,484	1,562
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	15.8%		1/25/27	17,900	12,928	14,714
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	4.5%		10/25/21	10,000	775	661
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	9.9%		1/15/26	42,504	20,979	25,389

Total Collateralized Securities							47,471	54,319

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.0%(k)
5 Arches, LLC, Common Equity	(g)(j)(n)	Diversified Financials				20,000	$500	$500
Advanced Lighting Technologies, Inc., Common Equity	(g)(l)(t)	Materials				587,637	16,520	13,046
Advanced Lighting Technologies, Inc., Warrants, 10/4/2027	(g)(l)(t)	Materials				9,262	86	56
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	955
AP Exhaust Holdings, LLC, Class A1 Common Units	(g)(l)(n)	Automobiles & Components				8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(g)(l)(n)	Automobiles & Components				803	895	811
APP Holdings, LP, Warrants, 5/25/2026	(g)(j)(l)	Capital Goods				698,482	2,545	1,903
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy				96,800,082	29,100	24,200
ASG Everglades Holdings, Inc., Common Equity	(g)(l)(t)	Software & Services				1,689,767	36,422	83,052
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services				229,541	6,542	6,289
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services				428,935	20,197	—
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(e)(f)(g)(l)	Health Care Equipment & Services				229,489	1,671	1,640
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing				3,451,216	1,898	49
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy				70,947	71	70
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods				391,300	391	274
Eastman Kodak Co., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				61,859	1,203	192
Escape Velocity Holdings, Inc., Common Equity	(g)(l)	Software & Services				19,312	193	456
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy				21,000	21,000	6,090
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy				3,937	2,601	1,152
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy				48,025	12,006	13,807
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy				70,875	17,719	20,554
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services				14,943	7,017	17,782
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services				42,281,308	42,281	38,053
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing				375	1,118	1,117
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods				2,333,333	2,333	5,950
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media				33,034	3,783	2,573
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials				441,238	441	662
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods				4,401	464	26
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods				1,303	1,303	1,303
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods				483	483	655
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods				—	—	761
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials				972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	12.5% PIK		11/17/25	4,499	49,429	57,260
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods				490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods				53,073	553	—
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods				55	553	901
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods				23	229	254
Mood Media Corp., Common Equity	(g)(j)(l)(t)	Media				16,243,967	11,804	26,754

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services				1,041,667	$1,042	$1,615
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	1,385	1,454
PSAV Holdings LLC, Common Equity	(f)(l)	Technology Hardware & Equipment				10,000	10,000	34,000
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	1,997	1,973
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036	6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59	587	893
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000	2,500	8,200
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods				2,263	246	742
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods				2,273	227	746
SandRidge Energy, Inc., Common Equity	(g)(j)(l)(s)	Energy				421,682	9,413	8,885
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services				33,306	3,400	14,898
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	9.5% PIK		11/10/18	8,000	13,376	13,378
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services				1,293	1	422
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services				19,388	12	6,733
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664	2,790	368
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163	—	37,858
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636	2,273	2,716
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389	722	—
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115	187	142
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826	3,652	3,833
The Stars Group Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services				2,000,000	16,832	25,140
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813	5,181	78
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948	509	541
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770	522	554
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538	1,070	1,137
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy				113,515	534	193
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662	1,714	2,092
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151	1,714	1,830
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(g)(l)	Software & Services				29,422	—	102

Total Equity/Other							387,715	501,922

TOTAL INVESTMENTS—171.8%							$3,816,846	3,926,234

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.8%)								(1,641,511)

NET ASSETS—100%								$2,284,723

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

(t)	Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(5)	PIK Income(5)	Fee Income(5)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$—	$—	$20,026	$(2,948)	$138	$8	$3,159	$20,383	$584	$—	$891
ASG Technologies Group, Inc.	54,766	—	11,832	(65,789)	49	295	(1,153)	—	3,203	356	—
Aspect Software, Inc.(1)(2)	—	634	536	(178)	—	—	—	992	93	—	14
Aspect Software, Inc.(2)	—	697	—	(18)	—	—	(51)	628	79	—	3
Aspect Software, Inc.(3)	—	—	—	—	—	—	(361)	(361)	6	—	12
Logan’s Roadhouse, Inc.(4)	—	—	6,963	—	—	—	(11)	6,952	32	81	729
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	23,872	—	—	(24,611)	549	5,529	(5,339)	—	2,286	—	1,231
Logan’s Roadhouse, Inc.	15,415	—	5,648	—	32	—	(11,016)	10,079	12	2,032	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	32,222	—	(34,048)	—	1,826	—	—	2,169	—	—
Advanced Lighting Technologies, Inc.	—	—	22,728	—	—	—	—	22,728	337	—	—
Mood Media Corp.	—	21,568	—	—	—	—	107	21,675	1,535	—	—
Subordinated Debt
Mood Media Corp.(2)	—	5,689	—	(6,460)	44	727	—	—	432	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	—	—	16,520	—	—	—	(3,474)	13,046	—	—	—
Advanced Lighting Technologies, Inc., Warrants	—	—	86	—	—	—	(30)	56	—	—	—
Advanced Lighting Technologies, Inc., Preferred Equity	—	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	79,673	—	—	—	—	—	3,379	83,052	—	—	—
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	5,830	—	—	—	—	—	459	6,289	—	—	—
Aspect Software, Inc.(2)	—	19,792	100	—	—	305	(20,197)	—	—	—	—
Fronton Investor Holdings, LLC, Class B Units	15,092	—	—	(7,994)	—	—	10,684	17,782	—	—	—
Mood Media Corp.	—	6,662	5,142	—	—	—	14,950	26,754	—	—	—
Roadhouse Holding Inc., Common Equity	8,147	—	—	—	—	—	(8,147)	—	—	—	—

Total	$202,795	$87,264	$89,581	$(142,046)	$812	$8,690	$(17,041)	$230,055	$10,768	$2,469	$2,880

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2018, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

As the Company previously announced on April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FB Income Advisor, LLC, or FB Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory agreement, or the FS/KKR Advisor investment advisory agreement, with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and by KKR Credit Advisors (US), LLC, or KKR Credit, pursuant to which FS/KKR Advisor acts as investment adviser to the Company. The FS/KKR Advisor investment advisory agreement replaced the amended and restated investment advisory agreement, dated July 17, 2014, or the FB Advisor investment advisory agreement, by and between the Company and FB Advisor. See Note 11 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: Pursuant to the terms of the FB Advisor investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FB Advisor investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

See Note 11 for information relating to the incentive fee on capital gains under the FS/KKR investment advisory agreement.

Subordinated Income Incentive Fee: Pursuant to the terms of the FB Advisor investment advisory agreement, FB Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FB Advisor investment advisory agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FB Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FB Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of net assets. Thereafter, FB Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

See Note 11 for information relating to the subordinated incentive fee on income under the FS/KKR investment advisory agreement.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which the Company has applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

For the three months ended March 31, 2018, the Company recognized $1,490 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2018.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	536,304	$5,350
Share Repurchase Program	(137,560)	(1,003)	—	—

Net Proceeds from Share Transactions	(137,560)	$(1,003)	536,304	$5,350

During the three months ended March 31, 2018, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 572,388 shares of common stock in the open market at an average price per share of $7.69 (totaling $4,399) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2018 to May 9, 2018, the administrator for the DRP purchased 579,404 shares of common stock in the open market at an average price per share of $7.53 (totaling $4,362) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Program

In February 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company may repurchase up to $50 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through February 21, 2019, unless extended or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended. The program does not require the Company to repurchase any specific number of shares. The program may be suspended, extended, modified or discontinued at any time.

During the three months ended March 31, 2018, the Company repurchased 137,560 shares of common stock pursuant to the share repurchase program at an average price per share of $7.29 (totaling $1,003). During the period from April 1, 2018 to May 9, 2018, the Company repurchased 3,324,358 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $7.52 (totaling $25,000).

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the FB Advisor investment advisory agreement, FB Advisor is entitled to an annual base management fee equal to 1.75% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Base management fees are paid on a quarterly basis in arrears. FB Advisor has agreed, effective October 1, 2017, to (a) waive a portion of the base management fee to which it is entitled under the FB Advisor investment advisory agreement so that the fee received equals 1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it is entitled under the FB Advisor investment advisory agreement as if the base management fee was 1.75% of the average value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FB Advisor may be entitled to under the FB Advisor investment advisory agreement.

Pursuant to the investment sub-advisory agreement, GDFM is entitled to receive 50% of all management and incentive fees payable to FB Advisor under the FB Advisor investment advisory agreement with respect to each year.

On April 16, 2014, the Company entered into an administration agreement with FB Advisor, or the FB Advisor administration agreement, which governs the administrative services provided to the Company by FB Advisor. Pursuant to the FB Advisor administration agreement, the Company reimburses FB Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FB Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, providing administrative services to the Company on behalf of FB Advisor. The Company reimburses FB Advisor no less than quarterly for all costs and expenses incurred by FB Advisor in performing its obligations and providing personnel and facilities under the FB Advisor administration agreement. FB Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FB Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FB Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The following table describes the fees and expenses accrued under the FB Advisor investment advisory agreement and the FB Advisor administration agreement, as applicable, during the three months ended March 31, 2018 and 2017:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2018	2017
FB Advisor	FB Advisor Investment Advisory Agreement	Base Management Fee(1)	$15,303	$18,367
FB Advisor	FB Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$11,999	$13,147
FB Advisor	FB Advisor Administration Agreement	Administrative Services Expenses(3)	$734	$734

(1)	FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the three months ended March 31, 2018, the amount shown is net of waivers of $2,551. During the three months ended March 31, 2018 and 2017, $15,450 and $18,022, respectively, in base management fees were paid to FB Advisor. As of March 31, 2018, $15,303 in base management fees were payable to FB Advisor.
(2)	During the three months ended March 31, 2018 and 2017, $12,871 and $12,885, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of March 31, 2018, a subordinated incentive fee on income of $11,999 was payable to FB Advisor.
(3)	During the three months ended March 31, 2018 and 2017, $568 and $650, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the remainder related to other reimbursable expenses. The Company paid $486 and $904, respectively, in administrative services expenses to FB Advisor during the three months ended March 31, 2018 and 2017.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

See Note 11 for information relating to the compensation of FS/KKR Advisor under the FS/KKR investment advisory agreement and the FS/KKR administration agreement.

Potential Conflicts of Interest

The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.22275	$54,485
Fiscal 2018
March 31, 2018	$0.19000	$46,683

On May 2, 2018, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about July 3, 2018 to stockholders of record as of the close of business on June 20, 2018. As previously announced by the Company, subject to market conditions, the Company’s board of directors currently intends to make a special distribution in the fourth quarter of 2018 that equates to the cumulative amount, if any, of net investment income earned during

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

the twelve months following October 1, 2017 that is in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2018 and 2017:

Three Months Ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	46,683	100%	54,485	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$46,683	100%	$54,485	100%

(1)	During the three months ended March 31, 2018 and 2017, 85.4% and 90.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.4% and 1.4%, respectively, was attributable to non-cash accretion of discount and 13.2% and 8.0%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2018 and 2017 was $49,569 and $44,846, respectively. As of March 31, 2018 and December 31, 2017, the Company had $149,533 and $146,647 of undistributed net investment income, respectively, and $205,647 and $195,140, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
GAAP-basis net investment income	$50,547	$52,590
Income subject to tax not recorded for GAAP	(144)	(71)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	2,910	3,033
Reclassification or deferral of unamortized original issue discount, prepayment fees and other income	(3,794)	(10,818)
Other miscellaneous differences	50	112

Tax-basis net investment income	$49,569	$44,846

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of March 31, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$149,533	$146,647
Distributable realized gains (accumulated capital losses)(1)	(205,647)	(195,140)
Other temporary differences	(246)	(257)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	37,079	60,636

Total	$(19,281)	$11,886

(1)	Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $27,909 and $177,738, respectively.
(2)	As of March 31, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $243,317 and $259,416, respectively. As of March 31, 2018 and December 31, 2017, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $206,238 and $198,780, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,770,057 and $3,869,322 as of March 31, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $33,957 and $56,912 as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company had a deferred tax liability of $5,961 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $13,987 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $8,026. For the three months ended March 31, 2018, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,470,709	$2,478,573	65%	$2,501,103	$2,520,994	64%
Senior Secured Loans—Second Lien	169,901	149,364	4%	222,232	197,588	5%
Senior Secured Bonds	159,091	163,165	4%	157,699	161,650	4%
Subordinated Debt	506,978	491,946	13%	500,626	489,761	13%
Collateralized Securities	46,815	52,579	1%	47,471	54,319	1%
Equity/Other	373,870	468,387	13%	387,715	501,922	13%

Total	$3,727,364	$3,804,014	100%	$3,816,846	$3,926,234	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

As of March 31, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of March 31, 2018, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the unaudited consolidated schedule of investments as of March 31, 2018 in this quarterly report on Form 10-Q.

As of December 31, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2017, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2017 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2018, the Company had nineteen unfunded debt investments with aggregate unfunded commitments of $133,294, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $154,074, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2018 and the Company’s audited consolidated schedule of investments as of December 31, 2017.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$18,227	1%	$13,579	0%
Capital Goods	1,097,856	29%	1,053,614	27%
Commercial & Professional Services	469,071	12%	560,414	14%
Consumer Durables & Apparel	161,546	4%	173,855	4%
Consumer Services	218,498	6%	265,220	7%
Diversified Financials	148,299	4%	140,249	4%
Energy	237,484	6%	257,841	7%
Food, Beverage & Tobacco	70,602	2%	69,979	2%
Health Care Equipment & Services	239,590	6%	239,916	6%
Materials	359,764	9%	370,740	10%
Media	116,263	3%	128,335	3%
Retailing	175,194	5%	174,289	4%
Semiconductors & Semiconductor Equipment	6,452	0%	6,490	0%
Software & Services	229,812	6%	205,052	5%
Technology Hardware & Equipment	22,500	1%	34,000	1%
Telecommunication Services	164,918	4%	164,864	4%
Transportation	67,938	2%	67,797	2%

Total	$3,804,014	100%	$3,926,234	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of March 31, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$762	$9,445
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,803,252	3,916,789

	$3,804,014	$3,926,234

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,520,994	$197,588	$161,650	$489,761	$54,319	$492,477	$3,916,789
Accretion of discount (amortization of premium)	464	59	643	265	2	(10)	1,423
Net realized gain (loss)	51	43	(767)	(2,508)	—	319	(2,862)
Net change in unrealized appreciation (depreciation)	(12,027)	4,107	123	(4,167)	(1,084)	(20,420)	(33,468)
Purchases	98,395	4,167	6,426	4,059	235	2,708	115,990
Paid-in-kind interest	1,170	379	2,034	7,694	—	2,116	13,393
Sales and repayments	(130,474)	(56,979)	(6,944)	(3,158)	(893)	(9,565)	(208,013)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,478,573	$149,364	$163,165	$491,946	$52,579	$467,625	$3,803,252

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(9,918)	$4,296	$(356)	$(5,822)	$(1,084)	$(20,330)	$(33,214)

	For the Three Months Ended March 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	425	1,076	160	414	2	1	2,078
Net realized gain (loss)	(53,064)	200	(47,058)	(1,130)	(266)	297	(101,021)
Net change in unrealized appreciation (depreciation)	54,770	1,906	51,165	26,515	(372)	(19,795)	114,189
Purchases	335,783	51,826	38,221	104,143	—	4,974	534,947
Paid-in-kind interest	280	987	—	6,077	—	1,137	8,481
Sales and repayments	(39,406)	(282,028)	(30,615)	(4,739)	(7,499)	(21)	(364,308)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,234,229	$373,122	$171,343	$585,325	$63,923	$486,914	$3,914,856

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,805	$1,814	$1,594	$26,172	$(372)	$(17,179)	$17,834

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2018 and December 31, 2017 were as follows:

Type of Investment	Fair Value at March 31, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,300,794	Market Comparables	Market Yield (%)	6.8% - 14.3%	10.3%
			EBITDA Multiples (x)	5.8x - 10.5x	8.4x
	56,552	Other(2)	Other(2)	N/A	N/A
	121,227	Market Quotes	Indicative Dealer Quotes	92.2% -102.5%	99.7%
Senior Secured Loans—Second Lien	90,104	Market Comparables	Market Yield (%)	9.0% - 18.5%	11.7%
			EBITDA Multiples (x)	5.8x - 6.8x	6.3x
	59,260	Market Quotes	Indicative Dealer Quotes	64.0% -102.0%	89.0%
Senior Secured Bonds	112,850	Market Comparables	Market Yield (%)	8.3% - 12.5%	8.7%
			EBITDA Multiples (x)	4.5x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$41,000.0 -$43,500.0	$42,250.0
			Proved Reserves Multiples (Mmboe)	$13.5 - $14.5	$14.0
			PV-10 Multiples (x)	1.0x - 1.0x	1.0x
	23,853	Other(2)	Other(2)	N/A	N/A
	26,462	Market Quotes	Indicative Dealer Quotes	100.5% - 101.5%	100.8%
Subordinated Debt	366,237	Market Comparables	Market Yield (%)	8.3% - 20.3%	15.0%
			EBITDA Multiples (x)	9.0x - 11.3x	9.3x
	125,709	Market Quotes	Indicative Dealer Quotes	47.5% - 108.5%	98.6%
Collateralized Securities	52,579	Market Quotes	Indicative Dealer Quotes	4.5% - 100.2%	64.2%
Equity/Other	462,090	Market Comparables	Market Yield (%)	16.0% - 16.5%	16.3%
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.5x - 27.8x	8.5x
			Production Multiples (Mboe/d)	$32,500.0 - $43,500.0	$34,120.3
			Production Multiples (MMcfe/d)	$4,000.0 - $4,500.0	$4,250.0
			Proved Reserves Multiples (Bcfe)	$1.0 - $1.1	$1.0
			Proved Reserves Multiples (Mmboe)	$4.3 - $14.5	$4.9
			PV-10 Multiples (x)	1.0x - 2.0x	1.4x
		Discounted Cash Flow	Discount Rate (%)	10.5% - 12.5%	11.5%
		Option Valuation Model	Volatility (%)	24.3% - 34.5%	32.5%
	5,535	Other(2)	Other(2)	N/A	N/A

Total	$3,803,252

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 and the additional disclosure set forth in this Note 8.

	As of March 31, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$102,000		$48,000	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	115,108	(2)	212,392	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,722,108		$260,392

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,372 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	66,750	(2)	260,750	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,721,750		$260,750

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	Borrowings in Euros and Canadian dollars. Euro balance outstanding of €41,576 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$1,465	$81	$1,546	$1,382	$81	$1,463
ING Credit Facility(2)	1,103	166	1,269	1,275	308	1,583
Locust Street Credit Facility	4,678	276	4,954	3,792	276	4,068
4.000% Notes due 2019	4,000	302	4,302	4,000	302	4,302
4.250% Notes due 2020	4,303	279	4,582	4,303	279	4,582
4.750% Notes due 2022	3,266	134	3,400	3,266	134	3,400
Partial Loan Sale(3)	—	—	—	40	1	41

Total	$18,815	$1,238	$20,053	$18,058	$1,381	$19,439

(1)	Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)	Direct interest expense includes the effect of non-usage fees.
(3)	Total interest expense for the secured borrowing includes the effect of amortization of discount.

For the three months ended March 31, 2018 and 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2018				2017
Arrangement	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(1)
Hamilton Street Credit Facility(2)(3)	$1,501	$139,333	4.57%	4.21%	$—	$150,000	3.69%	3.69%
ING Credit Facility(2)(4)	1,003	77,942	3.99%	5.66%	1,353	133,941	3.68%	3.81%
Locust Street Credit Facility(3)	4,365	425,000	4.38%	4.40%	2,738	425,000	3.57%	3.57%
4.000% Notes due 2019(5)	8,000	400,000	4.00%	4.00%	8,000	400,000	4.00%	4.00%
4.250% Notes due 2020(5)	8,607	405,000	4.25%	4.25%	8,607	405,000	4.25%	4.25%
4.750% Notes due 2022(5)	—	275,000	4.75%	4.75%	—	275,000	4.75%	4.75%
Partial Loan Sale(3)	—	—	—	—	41	2,857	5.53%	5.50%

	$23,476	$1,722,275	4.31%	4.37%	$20,739	$1,791,798	4.01%	4.03%

(1)	The weighted average interest rates presented for periods of less than one year are annualized.
(2)	Effective interest rate and weighted average interest rate includes the effect of non-usage fees.
(3)	Interest is paid quarterly in arrears.
(4)	Interest is paid at the end of each interest period (but no less frequently than quarterly) in arrears for Eurocurrency Loans (as described below) and quarterly in arrears for ABR Loans (as described below).
(5)	Interest is paid semi-annually in arrears.

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

The Company incurred costs in connection with obtaining the Hamilton Street credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $1,216 of such deferred financing costs had yet to be amortized to interest expense.

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

As of March 31, 2018 and December 31, 2017, $115,108 and $66,750, respectively, was outstanding under the ING credit facility, which includes borrowings in Euro in an aggregate amount of €41,372 and €41,576, respectively, and borrowings in

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Canadian dollars in an aggregate amount of CAD $20,987 and CAD $20,987, respectively. The Company incurred costs in connection with obtaining and amending the ING credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $1,996 of such deferred financing costs had yet to be amortized to interest expense.

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

The Company incurred costs in connection with obtaining the Locust Street term loan, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $2,903 of such deferred financing costs had yet to be amortized to interest expense.

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

As of March 31, 2018, the fair value of the 4.000% notes was approximately $403,142. The Company incurred costs in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of March 31, 2018, $145 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged discount costs against the carrying amount of such notes. As of March 31, 2018, $1,444 of such discount had yet to be amortized to interest expense.

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

As of March 31, 2018, the fair value of the 4.250% notes was approximately $409,454. The Company incurred costs in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of March 31, 2018, $821 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged discount costs against the carrying amount of such notes. As of March 31, 2018, $1,194 of such discount had yet to be amortized to interest expense.

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

As of March 31, 2018, the fair value of the 4.750% notes was approximately $280,140. The Company incurred costs in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of March 31, 2018, $279 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged discount costs against the carrying amount of such notes. As of March 31, 2018, $1,957 of such discount had yet to be amortized to interest expense.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$9.30	$9.41
Results of operations(2)
Net investment income (loss)	0.21	0.83
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	(0.16)	(0.08)

Net increase (decrease) in net assets resulting from operations	0.05	0.75

Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.86)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.86)

Capital share transactions
Issuance of common stock(4)	—	0.00
Repurchases of common stock(5)	0.00	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.16	$9.30

Per share market value, end of period	$7.25	$7.35

Shares outstanding, end of period	245,587,856	245,725,416

Total return based on net asset value(6)	0.54%	7.97%

Total return based on market value(7)	1.13%	(21.39)%

Ratio/Supplemental Data:
Net assets, end of period	$2,249,962	$2,284,723
Ratio of net investment income to average net assets(8)	8.84%	8.86%
Ratio of total operating expenses to average net assets(8)	9.27%	9.48%
Ratio of net operating expenses to average net assets(8)	8.83%	9.37%
Portfolio turnover(9)	3.02%	29.17%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,722,108	$1,721,750
Asset coverage per unit(10)	2.31	2.33

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the three months ended March 31, 2018 and year ended December 31, 2017.
(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the three months ended March 31, 2018.
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
(7)	The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(8)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2018 are annualized. Annualized ratios for the three months ended March 31, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	2.10%	2.19%
Ratio of interest expense to average net assets	3.51%	3.44%
Ratio of excise taxes to average net assets	—	0.23%

(9)	Portfolio turnover for the three months ended March 31, 2018 is not annualized.
(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

On April 9, 2018, the Company entered into the FS/KKR Advisor investment advisory agreement, which replaced the FB Advisor investment advisory agreement. Pursuant to the FS/KKR Advisor investment advisory agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

2.1875%, or 8.75% annually, of the value of the Company’s net assets. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the per share pre-incentive fee return for the then-current and eleven preceding calendar quarters minus the cumulative per share incentive fees accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter for which the subordinated incentive fee on income is being calculated. For the foregoing purpose, the “per share pre-incentive fee return” for any calendar quarter is equal to (i) the sum of the Company’s pre-incentive fee net investment income for the calendar quarter, realized gains and losses for the calendar quarter and unrealized appreciation and depreciation of the Company’s investments for the calendar quarter and, for any calendar quarter ending prior to January 1, 2018, base management fees for the calendar quarter, divided by (ii) the weighted average number of shares outstanding during such calendar quarter. In addition, the “per share incentive fee” for any calendar quarter is equal to (i) the incentive fee accrued and/or payable for such calendar quarter divided by (ii) the weighted average number of shares outstanding during such calendar quarter.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

On April 9, 2018, the Company entered into a new administration agreement with FS/KKR Advisor, or the FS/KKR Advisor administration agreement, which replaced the FB Advisor administration agreement. Pursuant to the FS/KKR Advisor administration agreement, FS/KKR Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Pursuant to the FS/KKR Advisor administration agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than quarterly for all costs and expenses incurred by FS/KKR Advisor in performing its obligations and providing personnel and facilities under the FS/KKR Advisor administration agreement. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FS/KKR Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FS/KKR Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FS/KKR Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our investment activities are managed by FS/KKR Advisor and supervised by our board of directors, a majority of whom are independent. Under the FS/KKR Advisor investment advisory agreement, we have agreed to pay FS/KKR Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance.

Our investment activities were managed by FB Advisor until April 9, 2018 and thereafter have been managed by FS/KKR Advisor. FB Advisor previously engaged GDFM to act as our investment sub-adviser. GDFM resigned as our investment sub-adviser and terminated the investment sub-advisory agreement on April 9, 2018.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of our investment adviser.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FS/KKR Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/KKR investment advisory agreement and the FS/KKR administration agreement, interest expense from financing facilities and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/KKR Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

FS/KKR Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to the FS/KKR administration agreement, we reimburse FS/KKR Advisor for expenses necessary to perform services related to our administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of FS/KKR Advisor. We reimburse FS/KKR Advisor no less than quarterly for all costs and expenses incurred by FS/KKR Advisor in performing its obligations and providing personnel and facilities under the FS/KKR administration agreement. FS/KKR Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FS/KKR Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We bear all other expenses of our operations and transactions, including all other expenses incurred by FS/KKR Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS/KKR Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Portfolio Investment Activity for the Three Months Ended March 31, 2018 and for the Year Ended December 31, 2017

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and year ended December 31, 2017:

Net Investment Activity	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Purchases	$115,990	$1,284,317
Sales and Repayments	(215,945)	(1,134,998)

Net Portfolio Activity	$(99,955)	$149,319

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$98,395	85%	$954,681	74%
Senior Secured Loans—Second Lien	4,167	4%	77,269	6%
Senior Secured Bonds	6,426	6%	86,049	7%
Subordinated Debt	4,059	3%	118,937	9%
Collateralized Securities	235	0%	409	0%
Equity/Other	2,708	2%	46,972	4%

Total	$115,990	100%	$1,284,317	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,470,709	$2,478,573	65%	$2,501,103	$2,520,994	64%
Senior Secured Loans—Second Lien	169,901	149,364	4%	222,232	197,588	5%
Senior Secured Bonds	159,091	163,165	4%	157,699	161,650	4%
Subordinated Debt	506,978	491,946	13%	500,626	489,761	13%
Collateralized Securities	46,815	52,579	1%	47,471	54,319	1%
Equity/Other	373,870	468,387	13%	387,715	501,922	13%

Total	$3,727,364	$3,804,014	100%	$3,816,846	$3,926,234	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Number of Portfolio Companies	94	100
% Variable Rate (based on fair value)	69.2%	69.4%
% Fixed Rate (based on fair value)	18.4%	17.8%
% Income Producing Equity/Other Investments (based on fair value)	2.3%	2.3%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.1%	10.5%
Average Annual EBITDA of Portfolio Companies	$82,400	$85,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.6%	99.5%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.0%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.9%	10.5%

For the three months ended March 31, 2018, our total return based on net asset value was 0.54% and our total return based on market value was 1.13%. For the year ended December 31, 2017, our total return based on net asset value was 7.97% and our total return based on market value was (21.39)%.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and total return based on net asset value do not represent actual investment returns to stockholders. Our estimated gross portfolio yield and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2018 and year ended December 31, 2017:

New Direct Originations	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$79,590	$1,045,807
Exited Investments (including partial paydowns)	(186,236)	(869,061)

Net Direct Originations	$(106,646)	$176,746

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$71,882	90%	$872,624	83%
Senior Secured Loans—Second Lien	4,167	5%	23,113	2%
Senior Secured Bonds	—	—	32,259	3%
Subordinated Debt	833	1%	92,000	9%
Collateralized Securities	—	—	—	—
Equity/Other	2,708	4%	25,811	3%

Total	$79,590	100%	$1,045,807	100%

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$13,265	$24,900
Weighted Average Maturity for New Direct Originations	9/15/23	4/12/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.9%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.9%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.6%	9.7%

The following table presents certain selected information regarding our direct originations as of March 31, 2018 and December 31, 2017:

Characteristics of All Direct Originations held in Portfolio	March 31, 2018	December 31, 2017
Number of Portfolio Companies	72	75
Average Annual EBITDA of Portfolio Companies	$70,200	$68,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.1x	4.9x
% of Investments on Non-Accrual	0.0%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.0%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.9%	10.4%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,495,945	92%	$3,606,608	92%
Opportunistic	292,321	8%	295,501	7%
Broadly Syndicated/Other	15,748	0%	24,125	1%

Total	$3,804,014	100%	$3,926,234	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FS/KKR Advisor uses, and FB Advisor historically used, an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/KKR uses, and FB Advisor historically used, an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$416,496	11%	$418,237	11%
2	2,556,041	67%	3,113,283	79%
3	794,251	21%	370,286	10%
4	18,457	0%	10,157	0%
5	18,769	1%	14,271	0%

Total	$3,804,014	100%	$3,926,234	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

Our investment income for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$77,817	77%	$78,024	74%
Paid-in-kind interest income	13,393	13%	8,481	8%
Fee income	2,453	3%	19,559	18%
Dividend income	7,355	7%	—	—

Total investment income(1)	$101,018	100%	$106,064	100%

(1)	Such revenues represent $86,232 and $96,078 of cash income earned as well as $14,786 and $9,986 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The decrease in interest income and increase in PIK interest income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 can be attributed to the prepayment and restructuring of certain higher yielding assets into assets with a higher PIK paying component. The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments.

Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the decrease of structuring and prepayment activity during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The increase in dividend income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the three months ended March 31, 2018.

Expenses

Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Management fees	$17,854	$18,367
Subordinated income incentive fees	11,999	13,147
Administrative services expenses	734	734
Accounting and administrative fees	254	265
Interest expense	20,053	19,439
Directors’ fees	496	271
Expenses associated with our independent audit and related fees	111	111
Legal fees	244	118
Printing fees	293	149
Stock transfer agent fees	29	29
Other	955	844

Total operating expenses	$53,022	$53,474
Management fee waiver	(2,551)	—

Total net expenses	$50,471	$53,474

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Ratio of operating expenses to average net assets	2.32%	2.33%
Ratio of management fee waiver to average net assets	(0.11)%	—

Ratio of net operating expenses to average net assets	2.21%	2.33%
Ratio of incentive fees and interest expense to average net assets(1)	1.40%	1.42%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.81%	0.91%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $50,547 ($0.21 per share) and $52,590 ($0.22 per share) for the three months ended March 31, 2018 and 2017, respectively. The decrease in net investment income can be attributed primarily to lower fee income during the three months ended March 31, 2018 as discussed above which was partially offset by higher dividend income and the management fee waiver.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Net realized gain (loss) on investments(1)	$(4,343)	$(101,021)
Net realized gain (loss) on foreign currency	61	123

Total net realized gain (loss)	$(4,282)	$(100,898)

(1)	We sold investments and received principal repayments, respectively, of $31,747 and $184,198 during the three months ended March 31, 2018 and $169,253 and $195,055 during the three months ended March 31, 2017.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and unrealized gain (loss) on foreign currency for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(32,738)	$112,433
Net change in unrealized appreciation (depreciation) on secured borrowing	—	(10)
Net change in unrealized gain (loss) on foreign currency	(602)	(722)

Total net change in unrealized appreciation (depreciation)	$(33,340)	$111,701

During the three months ended March 31, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2018, the net increase in net assets resulting from operations was $12,925 ($0.05 per share) compared to a net increase in net assets resulting from operations of $63,393 ($0.26 per share) during the three months ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2018, we had $215,057 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $260,392 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2018, we had nineteen unfunded debt investments with aggregate unfunded commitments of $133,294, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $4 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/KKR Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2018:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$102,000		$48,000	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	115,108	(2)	212,392	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,722,108		$260,392

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,372 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2018 or 2017 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.22275	$54,485
Fiscal 2018
March 31, 2018	$0.19000	$46,683

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2018 and 2017.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FS/KKR Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	our quarterly fair valuation process begins with FS/KKR Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FS/KKR Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•	our valuation committee reviews the preliminary valuations and FS/KKR Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•	our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/KKR Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/KKR Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

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

FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FS/KKR Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FS/KKR Advisor’s management team, and has authorized FS/KKR Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FS/KKR Advisor’s implementation of the valuation process.

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

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which we have applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2018 and 2017, we did not incur any interest or penalties.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into agreements with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under FS/KKR Advisor investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Notes 4 and 11 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FB Advisor during the three months ended March 31, 2018 and 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2018 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(2)	December 15, 2021	$102,000	—	—	$102,000	—
ING Credit Facility(3)	March 16, 2021	$115,108	—	$115,108	—	—
Locust Street Credit Facility(4)	November 1, 2020	$425,000	—	$425,000	—	—
4.000% Notes due 2019	July 15, 2019	$400,000	—	$400,000	—	—
4.250% Notes due 2020	January 15, 2020	$405,000	—	$405,000	—	—
4.750% Notes due 2022	May 15, 2022	$275,000	—	—	$275,000	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At March 31, 2018, $48,000 remained unused under the Hamilton Street credit facility

(3)	At March 31, 2018, $212,392 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 16, 2021. Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,372 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars.

(4)	At March 31, 2018, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 69.2% of our portfolio investments (based on fair value) paid variable interest rates, 18.4% paid fixed interest rates, 2.3% were income producing equity or other investments, and the remaining 10.1% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2018 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(25,063)	$(5,493)	$(19,570)	(6.6)%
No change	—	—	—	—
Up 100 basis points	26,134	5,493	20,641	7.0%
Up 300 basis points	78,448	16,480	61,968	21.0%
Up 500 basis points	130,829	27,467	103,362	35.0%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our securities. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our former investment adviser, FB Advisor, are generally applicable to our current investment adviser, FS/KKR Advisor.

Risks Related to FS/KKR Advisor and Its Affiliates

There may be conflicts of interest related to obligations FS/KKR Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/KKR Advisor to manage our day-to-day activities and to implement our investment strategy. FS/KKR Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/KKR Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. FS/KKR Advisor and its employees will devote only as much of its or their time to our business as FS/KKR Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2018, our board of directors authorized a stock repurchase program. Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal and regulatory requirements and other factors. The program went into effect on March 28, 2018 and will be in effect through February 21, 2019, unless extended or until the aggregate repurchase amount that has been approved by our board of directors has been expended. The program does not require us to repurchase any specific number of shares. The program may be suspended, extended, modified or discontinued at any time. As of May 9, 2018, we had repurchased a total of 3,324,358 shares our common stock at an average price per share (inclusive of commissions paid) of $7.52 (totaling $25 million).

Repurchases of our common stock under our stock repurchase program for the periods below were as follows (dollar amounts in the table below are presented in thousands, except for share and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	—	—	—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	137,560	$7.2881	137,560	$48,997

	137,560	$7.2881	137,560

(1)	Amount includes commissions paid.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Investment Advisory Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.4	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.5	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.8	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.9	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.10	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.11	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.12	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.13	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.14	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.15	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.16	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of March 16, 2017, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto, ING Capital LLC, as administrative agent, and certain subsidiary guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017.)

10.17*	Consent and Modification Letter to Senior Secured Revolving Credit Agreement, dated as of March 16, 2018, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto and ING Capital LLC, as administrative agent.

10.18	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.19	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.20	Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2018.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)