Form 10-Q
period 2018-06-30
FS Investment CORP
filed 2018-08-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 239,494,765 shares of the registrant’s common stock outstanding as of August 8, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial	Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,359,024 and $3,532,517, respectively)	$3,328,444	$3,600,911
Non-controlled/affiliated investments (amortized cost—$196,144 and $197,468, respectively)	202,128	230,055
Controlled/affiliated investments (amortized cost—$105,615 and $86,861, respectively)	96,329	95,268

Total investments, at fair value (amortized cost—$3,660,783 and $3,816,846, respectively)	3,626,901	3,926,234
Cash	194,604	134,932
Foreign currency, at fair value (cost—$6,305 and $3,685, respectively)	6,174	3,810
Receivable for investments sold and repaid	19,552	3,477
Income receivable	32,239	30,668
Deferred financing costs	2,963	3,459
Prepaid expenses and other assets	525	1,695

Total assets	$3,882,958	$4,104,275

Liabilities
Payable for investments purchased	$21,841	$1,978
Credit facilities payable (net of deferred financing costs of $2,624 and $3,179, respectively)(1)	553,656	638,571
Unsecured notes payable (net of deferred financing costs of $1,086 and $1,402, respectively)(1)	1,074,883	1,073,445
Stockholder distributions payable	46,029	46,704
Management fees payable	15,088	15,450
Subordinated income incentive fees payable(2)	10,906	12,871
Administrative services expense payable	684	294
Interest payable	23,210	22,851
Directors’ fees payable	261	276
Other accrued expenses and liabilities	1,622	7,112

Total liabilities	1,748,180	1,819,552

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 240,602,753 and 245,725,416 shares issued and outstanding, respectively	241	246
Capital in excess of par value	2,233,692	2,272,591
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(218,869)	(245,288)
Accumulated undistributed (distributions in excess of) net investment income(4)	147,936	144,062
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(28,222)	113,112

Total stockholders’ equity	2,134,778	2,284,723

Total liabilities and stockholders’ equity	$3,882,958	$4,104,275

Net asset value per share of common stock at period end	$8.87	$9.30

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income	$77,458	$74,928	$152,727	$147,766
Paid-in-kind interest income	8,704	7,588	17,152	14,469
Fee income	2,993	9,546	5,446	29,076
Dividend income	—	—	7,355	—
From non-controlled/affiliated investments:
Interest income	2,223	3,353	3,651	7,037
Paid-in-kind interest income	726	699	3,873	1,305
Fee income	—	2	—	31
From controlled/affiliated investments:
Interest income	1,404	939	2,524	2,441
Paid-in-kind interest income	2,067	1,640	3,865	2,634

Total investment income	95,575	98,695	196,593	204,759

Operating expenses
Management fees(1)	15,313	18,367	33,167	36,734
Subordinated income incentive fees(2)	10,906	11,617	22,905	24,764
Administrative services expenses	742	742	1,476	1,476
Accounting and administrative fees	249	255	503	520
Interest expense(3)	20,782	19,617	40,835	39,056
Directors’ fees	274	274	770	545
Other general and administrative expenses	1,579	1,363	3,211	2,614

Total operating expenses	49,845	52,235	102,867	105,709
Management fee waiver(1)	(225)	—	(2,776)	—

Net expenses	49,620	52,235	100,091	105,709

Net investment income	45,955	46,460	96,502	99,050

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	40,736	(14,147)	36,385	(62,594)
Non-controlled/affiliated investments	(10,083)	—	(10,075)	305
Controlled/affiliated investments	12	—	12	(52,879)
Net realized gain (loss) on foreign currency	36	61	97	184
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(81,473)	(9,458)	(98,974)	119,802
Non-controlled/affiliated investments	(21,073)	(5,602)	(26,603)	(17,930)
Controlled/affiliated investments	(7,986)	4,132	(17,693)	(367)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	—	—	(10)
Net change in unrealized gain (loss) on foreign currency	2,538	(3,004)	1,936	(3,726)

Total net realized and unrealized gain (loss)	(77,293)	(28,018)	(114,915)	(17,215)

Net increase (decrease) in net assets resulting from operations	$(31,338)	$18,442	$(18,413)	$81,835

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.13)	$0.08	$(0.08)	$0.33

Weighted average shares outstanding	242,801,446	245,107,405	244,249,274	244,832,713

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

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income (loss)	$96,502	$99,050
Net realized gain (loss) on investments and foreign currency	26,419	(114,984)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing(1)	(143,270)	101,495
Net change in unrealized gain (loss) on foreign currency	1,936	(3,726)

Net increase (decrease) in net assets resulting from operations	(18,413)	81,835

Stockholder distributions(2)
Distributions from net investment income	(92,628)	(109,092)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(92,628)	(109,092)

Capital share transactions(3)
Reinvestment of stockholder distributions	—	10,584
Repurchases of common stock	(38,904)	—

Net increase (decrease) in net assets resulting from capital share transactions	(38,904)	10,584

Total increase (decrease) in net assets	(149,945)	(16,673)
Net assets at beginning of period	2,284,723	2,297,377

Net assets at end of period	$2,134,778	$2,280,704

Accumulated undistributed (distributions in excess of) net investment income(2)	$147,936	$137,984

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(18,413)	$81,835
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(356,433)	(838,371)
Paid-in-kind interest	(24,890)	(18,408)
Proceeds from sales and repayments of investments	566,198	674,877
Net realized (gain) loss on investments and secured borrowing	(26,322)	115,168
Net change in unrealized (appreciation) depreciation on investments and secured borrowing(1)	143,270	(101,495)
Accretion of discount	(2,490)	(4,722)
Amortization of deferred financing costs and discount	2,489	2,644
Unrealized (gain)/loss on borrowings in foreign currency	(2,220)	3,611
(Increase) decrease in receivable for investments sold and repaid	(16,075)	45,366
(Increase) decrease in income receivable	(1,571)	7,497
(Increase) decrease in prepaid expenses and other assets	1,170	39
Increase (decrease) in payable for investments purchased	19,863	5,052
Increase (decrease) in management fees payable	(362)	345
Increase (decrease) in subordinated income incentive fees payable	(1,965)	(1,268)
Increase (decrease) in administrative services expense payable	390	43
Increase (decrease) in interest payable	359	2,144
Increase (decrease) in directors’ fees payable	(15)	(15)
Increase (decrease) in other accrued expenses and liabilities	(5,490)	(6,099)

Net cash provided by (used in) operating activities	277,493	(31,757)

Cash flows from financing activities
Reinvestment of stockholder distributions	—	10,584
Repurchases of common stock	(38,904)	—
Stockholder distributions	(93,303)	(108,849)
Borrowings under credit facilities(1)	103,000	190,000
Repayments of credit facilities(1)	(186,250)	(178,629)
Deferred financing costs paid	—	(3,239)

Net cash provided by (used in) financing activities	(215,457)	(90,133)

Total increase (decrease) in cash	62,036	(121,890)
Cash and foreign currency at beginning of period	138,742	264,598

Cash and foreign currency at end of period	$200,778	$142,708

Supplemental disclosure
Local and excise taxes paid	$5,318	$5,892

(1)

See Note 8 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2017, the Company paid $80 in interest expense on its secured borrowing. During the six months ended June 30, 2018 and 2017, the Company paid $37,987 and $34,188, respectively, in interest expense on the credit facilities and unsecured notes.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—114.1%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$39,600	$39,644	$39,600
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+950	1.0%	12/29/19	193,584	192,628	189,229
Acosta, Inc.	(g)(i)(s)	Media	L+325	1.0%	9/26/21	2,055	1,650	1,558
Actian Corp.	(e)	Software & Services	L+786	1.0%	6/30/22	11,429	11,429	11,771
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+750	1.0%	10/4/22	20,281	17,395	20,281
AG Group Merger Sub, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	12/29/23	87,711	87,711	90,342
Aleris International, Inc.	(g)(i)(s)	Materials	L+475		2/27/23	429	425	426
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	48,995	48,995	50,464
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2,988	2,988	2,909
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	335	335	327
American Tire Distributors, Inc.	(g)(i)(s)	Retailing	L+425	1.0%	9/1/21	1,125	984	737
Aspect Software, Inc.	(g)(t)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	2,749	2,749	2,426
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	846	846	746
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/20	671	671	592
Atlas Aerospace LLC	(e)(g)	Capital Goods	L+725	1.0%	12/29/22	30,476	30,476	30,743
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	56,128	56,127	53,209
Borden Dairy Co.	(e)(g)(h)	Food, Beverage & Tobacco	L+821	1.0%	7/6/23	70,000	70,000	71,050
ConnectiveRx, LLC	(e)(g)(h)	Health Care Equipment & Services	L+826	1.0%	11/25/21	49,424	49,381	50,467
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	196	196	191
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	5,674	5,674	5,546
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	50,491	50,491	49,102
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	21,209	21,209	20,625
Dade Paper & Bag, LLC	(e)	Capital Goods	L+700	1.0%	6/10/24	10,609	10,609	10,490
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	83,185	83,185	84,120
Eagle Family Foods Group LLC	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	714	714	714
Eagle Family Foods Group LLC	(g)(q)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	2,669	2,631	2,669
Eagle Family Foods Group LLC	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	22,549	22,298	22,295
Eastman Kodak Co.	(g)(s)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	5,255	5,229	4,906
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	80,770	80,770	81,578
Foresight Energy LLC	(g)(i)(j)(s)	Materials	L+575	1.0%	3/28/22	312	310	311
GC Agile Intermediate Holdings Ltd.	(g)(j)(q)	Commercial & Professional Services	L+650		6/15/23	1,887	1,828	1,887
GC Agile Intermediate Holdings Ltd.	(h)(j)	Commercial & Professional Services	L+650	1.0%	6/15/25	12,824	12,569	12,567
GC Agile Intermediate Holdings Ltd.	(g)(j)(q)	Commercial & Professional Services	L+650	1.0%	6/15/25	6,155	6,033	6,032
GC Agile Intermediate Holdings Ltd.	(g)(j)(q)	Commercial & Professional Services	L+650	1.0%	6/15/25	5,130	5,029	5,027
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+725	3.8%	4/1/26	48,608	48,608	48,608
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+725	3.8%	4/1/26	12,142	12,142	12,142
H.M. Dunn Co., Inc.	(g)(l)(r)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	668	643	199

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Harrison Gypsum, LLC	(e)(g)	Materials	L+700	1.0%	4/29/24	$17,291	$17,127	$17,091
Harrison Gypsum, LLC	(g)(q)	Materials	L+700	1.0%	4/29/24	5,533	5,533	5,469
Hudson Technologies Co.	(g)(h)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	39,746	39,746	34,132
Hudson Technologies Co.	(g)(j)(q)	Commercial & Professional Services	L+725	1.0%	10/10/23	9,511	9,511	8,167
Icynene U.S. Acquisition Corp.	(e)(g)(j)	Materials	L+700	1.0%	11/30/24	29,850	29,850	30,728
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	47,196	47,196	46,783
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	21,469	21,469	21,469
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	29,834	29,834	31,027
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	44,173	44,117	44,394
JAKKS Pacific, Inc.	(g)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,289	2,273	2,272
JMC Acquisition Merger Corp.	(e)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	54,885	54,885	54,885
JMC Acquisition Merger Corp.	(g)(q)	Capital Goods	L+750	1.0%	1/29/24	2,945	2,945	2,945
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110,415	109,491	115,859
JSS Holdings, Inc.	(g)(q)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	20,182	20,182	21,177
Kodiak BP, LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	12,911	12,911	12,766
Kodiak BP, LLC	(g)(q)	Capital Goods	L+725	1.0%	12/1/24	582	582	576
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21	56,183	56,183	56,183
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20	€25,964	35,313	30,470
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20	$9,108	9,108	9,154
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	8,449	8,449	8,449
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,897	1,897	1,897
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,218	1,217	1,218
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	13,302	13,302	10,077
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+800	1.3%	12/11/20	62,489	62,422	62,723
MORSCO, Inc.	(g)(s)	Capital Goods	L+700	1.0%	10/31/23	2,474	2,394	2,523
Murray Energy Corp.	(g)	Energy	L+900	1.0%	2/12/21	8,929	8,862	8,862
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21	42	42	42
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	5/5/21	98	98	98
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+378	4.5%	5/5/23	1,056	1,056	1,046
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+375	4.5%	5/5/23	621	621	615
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21	938	937	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+804	1.0%	9/2/22	22,108	22,108	22,108
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22	2,396	2,396	2,396
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+750	1.3%	9/10/19	3,226	3,226	3,226
One Call Corp.	(e)	Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	4,030	3,991	3,982
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22	50,625	50,625	51,827

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments  (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Polymer Additives, Inc.	(g)	Materials	L+886	1.0%	12/19/22		$10,511	$10,511	$10,827
Polymer Additives, Inc.	(g)	Materials	L+833	1.0%	12/19/22		11,019	11,019	11,350
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22		€15,000	16,982	17,691
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		$29,498	29,498	30,199
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		33,601	33,601	34,099
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+846	1.0%	9/25/21		40,688	40,687	41,043
Safariland, LLC	(e)(g)(h)	Capital Goods	L+768	1.1%	11/18/23		126,107	126,107	115,546
Sequel Youth and Family Services, LLC	(e)(g)(h)	Health Care Equipment & Services	L+776	1.0%	9/1/22		94,047	94,047	94,983
Sequel Youth and Family Services, LLC	(g)(q)	Health Care Equipment & Services	L+700	1.0%	9/1/22		4,706	4,706	4,753
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22		78,233	78,233	79,113
SGS Cayman, L.P.	(g)(j)(s)	Software & Services	L+538	1.0%	4/23/21		156	151	150
Sorenson Communications, Inc.	(e)(g)(h)(s)	Telecommunication Services	L+575	2.3%	4/30/20		90,211	90,062	90,606
SSC (Lux) Limited S.Ã r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45,455	45,455	46,420
Staples Canada, ULC	(g)(j)	Retailing	CDOR+700	1.0%	9/12/23	C$	20,845	17,216	15,959
SunGard Availability Services Capital, Inc.	(g)(s)	Software & Services	L+700	1.0%	9/30/21		$4,294	4,260	3,972
SunGard Availability Services Capital, Inc.	(g)(s)	Software & Services	L+1000	1.0%	10/1/22		1,960	1,870	1,937
Sutherland Global Services Inc.	(g)(s)	Software & Services	L+538	1.0%	4/23/21		672	648	647
Trace3, LLC	(e)(h)	Software & Services	L+750	1.0%	6/6/23		38,712	38,712	39,196
VP Parent Holdings, Inc.	(e)(g)	Software & Services	L+650	1.0%	5/22/25		53,017	52,496	52,539
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20		111,287	111,148	109,340
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		698	698	700
Westbridge Technologies, Inc.	(g)(s)	Software & Services	L+850	1.0%	4/28/23		11,863	11,806	12,070
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22		12,909	12,909	13,167
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22		2,286	2,286	2,331

Total Senior Secured Loans—First Lien								2,551,609	2,542,098
Unfunded Loan Commitments								(106,741)	(106,741)

Net Senior Secured Loans—First Lien								2,444,868	2,435,357

Senior Secured Loans—Second Lien—6.1%
American Bath Group, LLC	(g)(s)	Capital Goods	L+975	1.0%	9/30/24		18,000	17,606	18,270
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		8,450	8,450	8,450
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20		17,771	17,771	17,349
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24		16,000	16,000	15,892
Gruden Acquisition, Inc.	(g)(s)	Transportation	L+850	1.0%	8/18/23		15,000	14,509	15,088
LBM Borrower, LLC	(g)(h)(i)(s)	Capital Goods	L+925	1.0%	8/20/23		19,128	19,032	19,271
Logan’s Roadhouse, Inc.	(g)(l)(r)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20		23,088	22,092	6,089
LTI Holdings, Inc.	(e)(s)	Materials	L+875	1.0%	5/16/25		6,482	6,368	6,579

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequa Mezzanine Holdings L.L.C.	(g)(i)(s)	Capital Goods	L+900	1.0%	4/28/22	$82	$83	$82
Spencer Gifts LLC	(e)(h)(s)	Retailing	L+825	1.0%	6/29/22	30,000	29,914	22,725

Total Senior Secured Loans—Second Lien							151,825	129,795

Senior Secured Bonds—8.7%
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	24,462	24,158	13,149
APX Group, Inc.	(g)(s)	Consumer Services	7.9%		12/1/22	136	134	135
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6,000	6,000	5,940
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,582	76,309
Global A&T Electronics Ltd.	(g)(j)(s)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	2,864	2,890	2,724
JW Aluminum Co.	(e)(g)(h)(s)(u)	Materials	10.3%		6/1/26	36,481	36,481	36,663
Mood Media Corp.	(f)(g)(j)(t)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	22,445	22,445	22,445
Pisces Midco Inc.	(g)(s)	Capital Goods	8.0%		4/15/26	64	63	62
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	130	132
Sorenson Communications, Inc.	(f)(s)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19,898	19,540	19,774
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	817	817	816
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7,500	7,500	7,837

Total Senior Secured Bonds							192,740	185,986

Subordinated Debt—20.5%
AmWINS Group, Inc.	(g)(i)(s)	Insurance	7.8%		7/1/26	415	415	415
APX Group, Inc.	(g)(s)	Consumer Services	8.8%		12/1/20	398	357	381
Ascent Resources Utica Holdings, LLC	(g)(s)	Energy	10.0%		4/1/22	40,000	40,000	44,050
Aurora Diagnostics, LLC	(e)(f)(g)(s)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	15,078	14,091	13,608
Bellatrix Exploration Ltd.	(g)(j)(s)	Energy	8.5%		5/15/20	5,000	4,957	3,329
Byrider Holding Corp.	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	833	833	833
CEC Entertainment, Inc.	(f)(s)	Consumer Services	8.0%		2/15/22	5,000	5,007	4,425
ClubCorp Holdings, Inc.	(g)(s)	Consumer Services	8.5%		9/15/25	240	232	228
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	68,909	68,192	67,875
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	915	915	908
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,813	5,813	5,762
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,201	1,201	1,189
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,131	1,131	1,120

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$83,466	$83,466	$82,632
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	13,651	13,651	13,514
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	7,148	7,148	7,077
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	14,613	14,613	14,448
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	14,343	14,343	14,164
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650	4.5%	9/15/25	20,250	20,250	20,250
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	703	703	632
P.F. Chang’s China Bistro, Inc.	(f)(g)(s)	Consumer Services	10.3%		6/30/20	10,358	10,549	9,555
PriSo Acquisition Corp.	(g)(s)	Capital Goods	9.0%		5/15/23	10,155	10,064	10,617
Quorum Health Corp.	(g)(s)	Health Care Equipment & Services	11.6%		4/15/23	423	422	424
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	113	113	113
Sorenson Communications, Inc.	(f)(s)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,503	15,538
SRS Distribution Inc.	(g)(s)	Capital Goods	8.3%		7/1/26	1,497	1,497	1,500
Stars Group Holdings B.V.	(g)(i)(j)(s)	Consumer Services	7.0%		7/15/26	449	449	455
SunGard Availability Services Capital, Inc.	(f)(g)(s)	Software & Services	8.8%		4/1/22	10,750	8,869	6,352
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	148,936	148,936	112,819
Vertiv Group Corp.	(g)(s)	Capital Goods	9.3%		10/15/24	1,887	1,833	1,870
VPG Metals Group LLC	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2,389	2,389	1,941

Total Subordinated Debt							496,942	458,024
Unfunded Debt Commitments							(20,250)	(20,250)

Net Subordinated Debt							476,692	437,774

Collateralized Securities—2.4%
MP4 2013-2A Class Subord. B	(f)(g)(j)(s)	Diversified Financials	25.1%		7/25/29	21,000	11,631	11,614
NewStar Clarendon 2014-1A Class D	(g)(j)(s)	Diversified Financials	L+435		1/25/27	1,560	1,489	1,564
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)(s)	Diversified Financials	9.6%		1/25/27	17,900	12,082	12,934
Rampart CLO 2007 1A Class Subord.	(g)(j)(s)	Diversified Financials	4.5%		10/25/21	10,000	792	435
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)(s)	Diversified Financials	29.5%		1/15/26	42,504	20,528	25,414

Total Collateralized Securities							46,522	51,961

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.1%(k)
5 Arches, LLC, Common Equity	(g)(j)(n)	Diversified Financials				16,000	$394	$800
Advanced Lighting Technologies, Inc., Common Equity	(g)(l)(t)	Materials				587,637	16,520	—
Advanced Lighting Technologies, Inc., Warrants	(g)(l)(t)	Materials			10/4/27	9,262	86	—
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy				462,008	462	81
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	9.0%, 5.0% PIK		10/3/23	995,935	996	996
APP Holdings, LP, Warrants	(g)(j)(l)	Capital Goods			5/25/26	698,482	2,545	1,173
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy				96,800,082	29,100	25,410
ASG Everglades Holdings, Inc., Common Equity	(g)(l)(t)	Software & Services				1,689,767	36,422	84,277
ASG Everglades Holdings, Inc., Warrants	(g)(l)(t)	Software & Services			6/27/22	229,541	6,542	6,456
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services				428,934	10,546	—
Aurora Diagnostics Holdings, LLC, Warrants	(e)(f)(g)(l)	Health Care Equipment & Services			5/25/27	229,489	1,671	2,251
Byrider Holding Corp., Common Equity	(g)(l)	Automobiles & Components				833	—	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy				75,000	75	61
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods				391,300	391	342
Eastman Kodak Co., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				61,859	1,203	235
Escape Velocity Holdings, Inc., Common Equity	(g)(l)	Software & Services				19,312	193	697
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy				21,000	21,000	6,143
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy				3,937	2,601	1,161
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy				48,025	12,006	13,987
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy				70,875	17,719	20,731
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services				14,943	6,793	19,276
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services				42,281,308	42,281	28,540
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing				375	1,118	1,107
HM Dunn Aerosystems, Inc. Preferred Equity, Series A	(g)(l)	Capital Goods				214	—	—
HM Dunn Aerosystems, Inc. Preferred Equity, Series B	(g)(l)	Capital Goods				214	—	—
Harvest Oil & Gas Corp., Common Equity	(f)(l)	Energy				7,332	161	161
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods				2,333,333	2,333	6,358
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media				33,034	3,783	—
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials				441,238	441	331
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods				4,401	464	—
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods				1,303	1,303	1,195
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods				483	483	530
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods				—	—	649
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials				1,474	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	12.5% PIK		11/17/25	8,404	69,134	59,666
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods				490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods				53,073	553	228
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods				55	553	949
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods				23	229	269
Mood Media Corp., Common Equity	(g)(j)(l)(t)	Media				16,243,967	11,804	16,691
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services				1,041,667	1,042	1,615
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	1,385	1,315
PSAV Holdings LLC, Common Equity	(f)(l)	Technology Hardware & Equipment				10,000	6,337	25,000

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost		Fair Value(d)
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	$	,997	$2,171
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036		6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59		568	754
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000		2,500	3,664
Safariland, LLC, Warrants	(f)(l)	Capital Goods			7/27/18	2,263		246	332
Safariland, LLC, Warrants	(f)(l)	Capital Goods			9/20/19	2,273		227	333
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664		2,790	407
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163		—	38,526
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636		2,273	2,239
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389		722	—
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115		187	175
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826		3,652	—
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813		1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813		5,181	—
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948		509	687
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770		522	705
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538		1,070	1,445
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500		3,638	1,273
Warren Resources, Inc., Common Equity	(g)(l)	Energy				113,515		534	426
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662		1,714	2,177
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151		1,714	1,923
Zeta Interactive Holdings Corp., Warrants	(g)(l)	Software & Services			4/20/27	29,422		—	110

Total Equity/Other								348,136	386,028

TOTAL INVESTMENTS—169.9%								$3,660,783	3,626,901

LIABILITIES IN EXCESS OF OTHER ASSETS—(69.9%)									(1,492,123)

NET ASSETS—100%									$2,134,778

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.34%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)%, Canadian Dollar Offer Rate, or CDOR, was 1.70% and the U.S. Prime Lending Rate, or Prime, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

(i)	Position or portion thereof unsettled as of June 30, 2018.

(j)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, 81.2% of the Company’s total assets represented qualifying assets.

(k)	Listed investments may be treated as debt for GAAP or tax purposes.

(l)	Security is non-income producing.

(m)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(n)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(p)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(q)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(r)	Asset is on non-accrual status.

(s)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

(t)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$20,383	$—	$—	$(102)	$258	$15	$(273)	$20,281	$1,218	$—
Aspect Software, Inc.(2)	—	—	2,793	(44)	—	—	(423)	2,326	17	—
Aspect Software, Inc.	992	—	—	(992)	—	—	—	—	58	—
Aspect Software, Inc.	628	—	—	(8)	—	—	(28)	592	42	—
Aspect Software, Inc.	(361)	—	361	(361)	—	—	361	—	5	—
H.M. Dunn Co., Inc.(3)	—	1,071	—	—	—	(428)	(444)	199	31	—
Logan’s Roadhouse, Inc.	6,952	—	2,849	(1,352)	—	(11)	11	8,449	25	597
Logan’s Roadhouse, Inc.(4)	—	—	1,897	—	—	—	1	1,898	8	680
Senior Secured Loans—Second Lien
Logan’s Roadhouse, Inc.	10,079	—	289	—	9	—	(4,288)	6,089	(10)	289
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	22,728	—	1,430	—	—	—	(11,009)	13,149	1,197	1,430
Mood Media Corp.	21,675	—	877	—	—	—	(107)	22,445	1,060	877
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	13,046	—	—	—	—	—	(13,046)	—	—	—
Advanced Lighting Technologies, Inc., Warrants	56	—	—	—	—	—	(56)	—	—	—
ASG Everglades Holdings, Inc., Common Equity	83,052	—	—	—	—	—	1,225	84,277	—	—
ASG Everglades Holdings, Inc., Warrants	6,289	—	—	—	—	—	167	6,456	—	—
Aspect Software, Inc.	—	—	2	(2)	—	(9,651)	9,651	—	—	—
Fronton Investor Holdings, LLC, Class B Units	17,782	—	—	(224)	—	—	1,718	19,276	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—
Mood Media Corp.	26,754	—	—	—	—	—	(10,063)	16,691	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	—	—	—	—	—

Total	$230,055	$1,071	$10,498	$(3,085)	$267	$(10,075)	$(26,603)	$202,128	$3,651	$3,873

(1)	Interest and PIK income presented for the full six months ended June 30, 2018.

(2)	Security includes a partially unfunded commitment with an amortized cost of $846 and a fair value of $746.

(3)

The Company held this investment as of December 31, 2017 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2017. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2018

(in thousands, except share amounts)

(4)	Security includes a partially unfunded commitment with an amortized cost of $1,217 and a fair value of $1,218.

(u)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2018, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the six months ended June 30, 2018, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the six months ended June 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income(1)	PIK Income(1)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$38,008	$—	$(37,446)	$2	$12	$(576)	$—	$1,650	$—
Senior Secured Bonds
JW Aluminum Co.	—	36,481	—	—	—	182	36,663	312	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	57,260	19,664	—	41	—	(17,299)	59,666	562	3,865

Total	$95,268	$56,145	$(37,446)	$43	$12	$(17,693)	$96,329	$2,524	$3,865

(1)	Interest and PIK income presented for the full six months ended June 30, 2018.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	$52,685	$52,685	$52,816
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+779	1.0%	1/5/22	56,582	56,582	56,902
USI Senior Holdings, Inc.	(g)(q)	Capital Goods	L+725	1.0%	1/5/22	11,513	11,513	11,578
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20	114,216	114,164	115,073
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	2,037	2,037	2,088
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20	93,590	93,590	95,345
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	11,766	11,766	11,942
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	2,234	2,234	2,268

Total Senior Secured Loans—First Lien							2,629,542	2,649,433
Unfunded Loan Commitments							(128,439)	(128,439)

Net Senior Secured Loans—First Lien							2,501,103	2,520,994

Senior Secured Loans—Second Lien—8.6%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24	18,000	17,581	18,045
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8,281	8,281	7,874
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	13,565	13,565	12,768
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	1,206	1,162	1,212
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15,000	14,463	14,981
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850	0.8%	11/17/20	37,447	37,432	38,008
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	21,926	21,794	10,079
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25	6,482	6,362	6,595
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30,000	29,903	16,200
Stadium Management Corp.	(e)(g)(h)	Consumer Services	Prime+725	0.3%	2/27/21	55,689	55,689	55,828

Total Senior Secured Loans—Second Lien							222,232	197,588

Senior Secured Bonds—7.1%
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)		10/4/23	22,728	22,728	22,728
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6,000	6,000	6,045
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74,813	72,272	76,028
Global A&T Electronics Ltd.	(g)(j)(l)(r)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7,000	6,967	6,490
Mood Media Corp.	(f)(g)(j)(t)	Media	L+600, 8.0% PIK (8.0% Max PIK)		6/28/24	21,568	21,568	21,675
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	132	130	132

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	$19,898	$19,476	$19,898
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1,058	1,058	1,058
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7,500	7,500	7,596

Total Senior Secured Bonds							157,699	161,650

Subordinated Debt—21.4%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40,000	40,000	43,226
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	14,966	13,712	13,918
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5,000	4,947	4,775
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19,873	19,873	20,171
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5,000	5,008	4,731
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	17,393	17,829	18,196
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	67,532	66,763	66,519
EV Energy Partners, L.P.	(f)(r)	Energy	8.0%		4/15/19	265	251	135
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	77,511	77,511	78,867
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12,677	12,677	12,899
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,638	6,638	6,755
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	13,570	13,570	13,807
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13,320	13,320	13,553
Greystone Mezzanine Equity Member Corp.	(g)(j)	Diversified Financials	L+650		9/15/25	1,365	1,365	1,365
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650		9/15/25	25,635	25,635	25,635
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	661	661	661
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6,425	5,623	3,967

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

Equity/Other—22.0%(k)

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	$1,385	$1,454
PSAV Holdings LLC, Common Equity	(f)(l)	Technology Hardware & Equipment				10,000	10,000	34,000
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	1,997	1,973
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036	6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59	587	893
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000	2,500	8,200
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods				2,263	246	742
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods				2,273	227	746
SandRidge Energy, Inc., Common Equity	(g)(j)(l)(s)	Energy				421,682	9,413	8,885
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services				33,306	3,400	14,898
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	9.5% PIK		11/10/18	8,000	13,376	13,378
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services				1,293	1	422
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services				19,388	12	6,733
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664	2,790	368
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163	—	37,858
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636	2,273	2,716
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389	722	—
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115	187	142
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826	3,652	3,833
The Stars Group Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services				2,000,000	16,832	25,140
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813	5,181	78
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948	509	541
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770	522	554
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538	1,070	1,137
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500	3,638	2,183
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy				113,515	534	193
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662	1,714	2,092
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151	1,714	1,830
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(g)(l)	Software & Services				29,422	—	102

Total Equity/Other							387,715	501,922

TOTAL INVESTMENTS—171.8%							$3,816,846	3,926,234

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.8%)								(1,641,511)

NET ASSETS—100%								$2,284,723

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2018, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

On July 22, 2018, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Corporate Capital Trust, Inc., a Maryland corporation, or CCT, IC Acquisition, Inc., a Maryland corporation and wholly-owned subsidiary of the Company, or the Merger Sub, and FS/KKR Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CCT, with CCT continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the Merger, and, immediately thereafter, CCT will merge with and into the Company, with the Company continuing as the surviving company, or together with the Merger, the Transaction. See Note 11 for additional information.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: Pursuant to the terms of the FS/KKR Advisor investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The terms of the incentive fee on capital gains were substantially similar under the FB Advisor investment advisory agreement.

Subordinated Income Incentive Fee: Pursuant to the terms of the FS/KKR Advisor investment advisory agreement, FS/KKR Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/KKR Advisor investment advisory agreement is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter (1.875% under the FB Advisor investment advisory agreement), or an annualized hurdle rate of 7.0% (7.5% under the FB Advisor investment advisory agreement). As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FB Advisor investment advisory agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FB Advisor investment advisory agreement), of the value of the Company’s net assets. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

For the six months ended June 30, 2018, the Company recognized $2,555 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	1,089,653	$10,584
Share Repurchase Program	(5,122,663)	(38,904)	—	—

Net Proceeds from Share Transactions	(5,122,663)	$(38,904)	1,089,653	$10,584

During the six months ended June 30, 2018, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,151,993 shares of common stock in the open market at an average price per share of $7.61 (totaling $8,762) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2018 to August 8, 2018, the administrator for the DRP purchased 398,169 shares of common stock in the open market at an average price per share of $7.76 (totaling $3,088) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

During the six months ended June 30, 2018, the Company repurchased 5,122,663 shares of common stock pursuant to the share repurchase program at an average price per share of $7.59 (totaling $38,904). During the period from July 1, 2018 to August 8, 2018, the Company repurchased 1,107,988 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $7.66 (totaling $8,488).

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the FS/KKR Advisor investment advisory agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/KKR Advisor may be entitled to under the FS/KKR Advisor investment advisory agreement.

Pursuant to the FB Advisor investment advisory agreement, FB Advisor was entitled to an annual base management fee equal to 1.75% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. FB Advisor had agreed, effective October 1, 2017, to (a) waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it was entitled under the FB Advisor investment advisory agreement as if the base management fee was 1.75% of the average value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FB Advisor under the FB Advisor investment advisory agreement with respect to each year.

On April 9, 2018, the Company entered into a new administration agreement with FS/KKR Advisor, or the FS/KKR Advisor administration agreement, which replaced an administration agreement with FB Advisor, or the FB Advisor administration agreement. Pursuant to the FS/KKR Advisor administration agreement, FS/KKR Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Pursuant to the FS/KKR Advisor administration agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than quarterly for all costs and expenses incurred by FS/KKR Advisor in performing its obligations and providing personnel and facilities under the FS/KKR Advisor administration agreement. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The FB Advisor administration agreement was substantially similar to the FS/KKR Advisor administration agreement.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions  (continued)

The following table describes the fees and expenses accrued under the FB Advisor investment advisory agreement, the FB Advisor administration agreement, the FS/KKR Advisor investment advisory agreement, and the FS/KKR Advisor administration agreement, as applicable, during the three and six months ended June 30, 2018 and 2017:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FB Advisor and FS/KKR Advisor	FB Advisor Investment Advisory Agreement and FS/KKR Advisor Investment Advisory Agreement	Base Management Fee(1)	$15,088	$18,367	$30,391	$36,734
FB Advisor and FS/KKR Advisor	FB Advisor Investment Advisory Agreement and FS/KKR Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$10,906	$11,617	$22,905	$24,764
FB Advisor and FS/KKR Advisor	FB Advisor Administration Agreement and FS/KKR Advisor Administration Agreement	Administrative Services Expenses(3)	$742	$742	$1,476	$1,476

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the three and six months ended June 30, 2018, the amount shown is net of waivers of $225 and $2,776, respectively. During the six months ended June 30, 2018 and 2017, $30,753 and $36,389, respectively, in base management fees were paid to FB Advisor. As of June 30, 2018, $15,088 in base management fees were payable to FB Advisor and FS/KKR Advisor.

(2)

During the six months ended June 30, 2018 and 2017, $24,870 and $26,032, respectively, of subordinated incentive fees on income were paid to FB Advisor. As of June 30, 2018, a subordinated incentive fee on income of $10,906 was payable to FB Advisor and FS/KKR Advisor.

(3)

During the six months ended June 30, 2018 and 2017, $1,226 and $1,334, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and FS/KKR Advisor and the remainder related to other reimbursable expenses. The Company paid $1,086 and $1,433, respectively, in administrative services expenses to FB Advisor and FS/KKR Advisor during the six months ended June 30, 2018 and 2017.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.22275	$54,485
June 30, 2017	0.22275	54,607

Total	$0.44550	$109,092

Fiscal 2018
March 31, 2018	$0.19000	$46,683
June 30, 2018	0.19000	45,945

Total	$0.38000	$92,628

On August 2, 2018, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about October 2, 2018 to stockholders of record as of the close of business on September 19, 2018. As previously announced by the Company, subject to market conditions, the Company’s board of directors currently intends to make a special distribution in the fourth quarter of 2018 that equates to the cumulative amount, if any, of net investment income earned during the twelve months following October 1, 2017 that is in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2018 and 2017:

Six Months Ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	92,628	100%	109,092	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$92,628	100%	$109,092	100%

(1)

During the six months ended June 30, 2018 and 2017, 86.2% and 89.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.2% and 1.3%, respectively, was attributable to non-cash accretion of discount and 12.6% and 9.0%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2018 and 2017 was $97,627 and $100,805, respectively. As of June 30, 2018 and December 31, 2017, the Company had $151,646 and $146,647 of undistributed net investment income, respectively, and $173,033 and $195,140, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
GAAP-basis net investment income	$96,502	$99,050
Income subject to tax not recorded for GAAP	(2,836)	(163)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	5,689	5,856
Reclassification or deferral of unamortized original issue discount, prepayment fees and other income	(1,804)	(4,100)
Other miscellaneous differences	76	162

Tax-basis net investment income	$97,627	$100,805

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

As of June 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$151,646	$146,647
Distributable realized gains (accumulated capital losses)(1)	(173,033)	(195,140)
Other temporary differences	(236)	(257)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	(72,249)	60,636

Total	$(93,872)	$11,886

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $2,823 and $170,210, respectively.

(2)

As of June 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $203,378 and $259,416, respectively. As of June 30, 2018 and December 31, 2017, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $275,627 and $198,780, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,704,810 and $3,869,322 as of June 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(77,909) and $56,912 as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company had a deferred tax liability of $10,425 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $18,087 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2018, certain wholly-owned taxable

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions  (continued)

subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $7,662. For the six months ended June 30, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	(Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,444,868	$2,435,357	67%	$2,501,103	$2,520,994	64%
Senior Secured Loans—Second Lien	151,825	129,795	4%	222,232	197,588	5%
Senior Secured Bonds	192,740	185,986	5%	157,699	161,650	4%
Subordinated Debt	476,692	437,774	12%	500,626	489,761	13%
Collateralized Securities	46,522	51,961	1%	47,471	54,319	1%
Equity/Other	348,136	386,028	11%	387,715	501,922	13%

Total	$3,660,783	$3,626,901	100%	$3,816,846	$3,926,234	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of June 30, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of June 30, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the unaudited consolidated schedule of investments as of June 30, 2018 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2018, the Company had twenty-two unfunded debt investments with aggregate unfunded commitments of $126,991 and one unfunded commitment to purchase up to $112 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $154,074, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2018 and the Company’s audited consolidated schedule of investments as of December 31, 2017.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$18,182	0%	$13,579	0%
Capital Goods	1,034,775	29%	1,053,614	27%
Commercial & Professional Services	412,621	11%	560,414	14%
Consumer Durables & Apparel	160,871	4%	173,855	4%
Consumer Services	158,551	4%	265,220	7%
Diversified Financials	140,969	4%	140,249	4%
Energy	246,721	7%	257,841	7%
Food, Beverage & Tobacco	94,097	3%	69,979	2%
Health Care Equipment & Services	248,520	7%	239,916	6%
Insurance	415	0%	—	—
Materials	359,052	10%	370,740	10%
Media	88,109	2%	128,335	3%
Retailing	175,315	5%	174,289	4%
Semiconductors & Semiconductor Equipment	2,724	0%	6,490	0%
Software & Services	281,447	8%	205,052	5%
Technology Hardware & Equipment	25,000	1%	34,000	1%
Telecommunication Services	164,444	5%	164,864	4%
Transportation	15,088	0%	67,797	2%

Total	$3,626,901	100%	$3,926,234	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments  (continued)

As of June 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$642	$9,445
Level 2—Significant other observable inputs	373,963	—
Level 3—Significant unobservable inputs	3,252,296	3,916,789

	$3,626,901	$3,926,234

The Company has elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowing which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowing as a component of the net change in unrealized appreciation (depreciation) on secured borrowing in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments  (continued)

The following is a reconciliation for the six months ended June 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$2,520,994	$197,588	$161,650	$489,761	$54,319	$492,477	$3,916,789
Accretion of discount (amortization of premium)	772	11	783	53	4	145	1,768
Net realized gain (loss)	(538)	13	(767)	—	—	32,616	31,324
Net change in unrealized appreciation (depreciation)	(29,888)	(4,188)	(10,533)	(27,181)	(1,409)	(76,925)	(150,124)
Purchases	230,820	4,167	—	4,066	853	32,980	272,886
Paid-in-kind interest	2,017	497	2,339	15,417	—	4,508	24,778
Sales and repayments	(295,418)	(37,447)	(6,946)	(24,497)	(1,806)	(100,415)	(466,529)
Net transfers in or out of Level 3(1)	(113,245)	(112,861)	(19,898)	(132,592)	—	—	(378,596)

Fair value at end of period	$2,315,514	$47,780	$126,628	$325,027	$51,961	$385,386	$3,252,296

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(26,980)	$(3,612)	$(11,011)	$(26,883)	$(1,409)	$(51,911)	$(121,806)

	For the Six Months Ended June 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	1,002	2,574	312	829	4	1	4,722
Net realized gain (loss)	(53,350)	201	(47,058)	(15,213)	(379)	631	(115,168)
Net change in unrealized appreciation (depreciation)	59,681	(3,672)	48,942	32,349	(4,057)	(29,315)	103,928
Purchases	574,566	58,786	39,252	139,139	15	21,871	833,629
Paid-in-kind interest	629	1,672	11	13,023	—	3,073	18,408
Sales and repayments	(189,839)	(388,112)	(30,615)	(56,370)	(9,674)	(267)	(674,877)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,328,130	$270,604	$170,314	$567,802	$57,967	$496,315	$3,891,132

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,863	$(3,511)	$(628)	$14,287	$(3,259)	$(33,719)	$(15,967)

(1)

As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2018 and December 31, 2017 were as follows:

Type of Investment	Fair Value at June 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,137,534	Market Comparables	Market Yield (%)	6.8% - 15.0%	11.0%
			EBITDA Multiples (x)	5.3x - 9.0x	7.8x
	131,176	Other(2)	Other(2)	N/A	N/A
	46,804	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	47,780	Market Comparables	Market Yield (%)	9.7% - 14.8%	13.1%
			EBITDA Multiples (x)	5.3x - 5.8x	5.5x
Senior Secured Bonds	50,319	Market Comparables	Market Yield (%)	7.5% - 12.6%	8.6%
			EBITDA Multiples (x)	5.0x - 9.0x	7.7x
			Production Multiples (Mboe/d)	$47,500.0 - $52,500.0	$50,000.0
			Proved Reserves Multiples (Mmboe)	$16.0 - $17.5	$16.8
			PV-10 Multiples (x)	1.1x - 1.2x	1.1x
	76,309	Other(2)	Other(2)	N/A	N/A
Subordinated Debt	325,027	Market Comparables	Market Yield (%)	13.2% - 24.0%	14.6%
			EBITDA Multiples (x)	8.3x - 11.7x	8.8x
Collateralized Securities	51,961	Market Quotes	Indicative Dealer Quotes	4.4% - 100.3%	62.6%
Equity/Other	326,235	Market Comparables	Market Yield (%)	16.5% - 17.0%	16.7%
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.3x - 14.0x	8.0x
			Production Multiples (Mboe/d)	$47,500.0 - $52,500.0	$50,000.0
			Production Multiples (MMcfe/d)	$4,000.0 - $4,500.0	$4,250.0
			Proved Reserves Multiples (Bcfe)	$1.0 - $1.1	$1.0
			Proved Reserves Multiples (Mmboe)	$16.0 - $17.5	$16.8
			PV-10 Multiples (x)	1.1x - 2.1x	1.9x
		Discounted Cash Flow	Discount Rate (%)	13.5% - 15.5%	14.5%
		Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	59,151	Other(2)	Other(2)	N/A	N/A

Total	$3,252,296

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2018 are discussed below.

	As of June 30, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$67,000		$83,000	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	64,280	(2)	263,220	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019(3)	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020(4)	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,636,280		$346,220

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)

Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,372 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars.

(3)	As of June 30, 2018, the fair value of the 4.000% notes was approximately $399,704.
(4)	As of June 30, 2018, the fair value of the 4.250% notes was approximately $405,386.
(5)	As of June 30, 2018, the fair value of the 4.750% notes was approximately $274,530.

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	66,750	(2)	260,750	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019(3)	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020(4)	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,721,750		$260,750

(1)	The carrying amount outstanding under the facility approximates its fair value.
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

(3)	As of December 31, 2017, the fair value of the 4.000% notes was approximately $406,966.
(4)	As of December 31, 2017, the fair value of the 4.250% notes was approximately $414,828.
(5)	As of December 31, 2017, the fair value of the 4.750% notes was approximately $283,895.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements  (continued)

For the three and six months ended June 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$1,239	$82	$1,321	$1,397	$81	$1,478
ING Credit Facility(2)	1,376	167	1,543	1,278	178	1,456
Locust Street Credit Facility	5,347	279	5,626	4,071	279	4,350
4.000% Notes due 2019	4,000	309	4,309	4,000	309	4,309
4.250% Notes due 2020	4,304	279	4,583	4,303	280	4,583
4.750% Notes due 2022	3,265	135	3,400	3,265	134	3,399
Partial Loan Sale(3)	—	—	—	40	2	42

Total	$19,531	$1,251	$20,782	$18,354	$1,263	$19,617

	Six Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$2,704	$163	$2,867	$2,779	$162	$2,941
ING Credit Facility(2)	2,479	333	2,812	2,553	486	3,039
Locust Street Credit Facility	10,025	555	10,580	7,863	555	8,418
4.000% Notes due 2019	8,000	611	8,611	8,000	611	8,611
4.250% Notes due 2020	8,607	558	9,165	8,606	559	9,165
4.750% Notes due 2022	6,531	269	6,800	6,531	268	6,799
Partial Loan Sale(3)	—	—	—	80	3	83

Total	$38,346	$2,489	$40,835	$36,412	$2,644	$39,056

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $1,727,463 and 4.41%, respectively. As of June 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.64%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $1,776,261 and 4.08%, respectively. As of June 30, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.18%.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FS/KKR Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$9.30	$9.41
Results of operations(2)
Net investment income (loss)	0.40	0.83
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	(0.48)	(0.08)

Net increase (decrease) in net assets resulting from operations	(0.08)	0.75

Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.86)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.86)

Capital share transactions
Issuance of common stock(4)	—	0.00
Repurchases of common stock(5)	0.03	—

Net increase (decrease) in net assets resulting from capital share transactions	0.03	—

Net asset value, end of period	$8.87	$9.30

Per share market value, end of period	$7.35	$7.35

Shares outstanding, end of period	240,602,753	245,725,416

Total return based on net asset value(6)	(0.54)%	7.97%

Total return based on market value(7)	5.03%	(21.39)%

Ratio/Supplemental Data:
Net assets, end of period	$2,134,778	$2,284,723
Ratio of net investment income to average net assets(8)	8.55%	8.86%
Ratio of total operating expenses to average net assets(8)	9.11%	9.48%
Ratio of net operating expenses to average net assets(8)	8.86%	9.37%
Portfolio turnover(9)	9.39%	29.17%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,636,280	$1,721,750
Asset coverage per unit(10)	2.30	2.33

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
(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the six months ended June 30, 2018 and year ended December 31, 2017.

(5)	Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than NAV.
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

(8)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2018 are annualized. Annualized ratios for the six months ended June 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the six months ended June 30, 2018 and year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	2.03%	2.19%
Ratio of interest expense to average net assets	3.62%	3.44%
Ratio of excise taxes to average net assets	—	0.23%

(9)	Portfolio turnover for the six months ended June 30, 2018 is not annualized.
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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events

Pending Merger with CCT

On July 22, 2018, the Company entered into the Merger Agreement with CCT, Merger Sub and FS/KKR Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CCT, with CCT continuing as the surviving company and as a wholly-owned subsidiary of the Company and, immediately thereafter, CCT will merge with and into the Company, with the Company continuing as the surviving company. The parties to the Merger Agreement intend the Transaction to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the Merger, each share of CCT common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into a number of shares of the Company’s common stock equal to an exchange ratio to be determined in connection with the closing of the Merger, or the Exchange Ratio. The Exchange Ratio will equal the net asset value per share of CCT common stock (determined no earlier than two business days prior to the closing date of the Merger), divided by the net asset value per share of the Company’s common stock (determined no earlier than two business days prior to the closing date of the Merger). No fractional shares of the Company’s common stock will be issued, and holders of CCT common stock will receive cash in lieu of fractional shares.

Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of 2018, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and CCT stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The Merger is expected to be accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of CCT’s assets and liabilities.

In connection with the Merger, the Company is seeking stockholder approval to amend the FS/KKR Advisor investment advisory agreement to (a) exclude cash and cash equivalents from the gross assets on which the annual base management fee is calculated, (b) revise the calculation of the cap on the subordinated incentive fee on income to take into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT, and (c) revise the calculation of incentive fees on capital gains to include historical net realized losses and unrealized depreciation of both the Company and CCT.

Revolving Credit Facility

On August 9, 2018, or the Effective Date, the Company entered into a senior secured revolving credit facility, or the Revolving Credit Facility, with CCT, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., or JPMCB, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. As of the Effective Date, the Revolving Credit Facility provides that the Company may borrow up to a sublimit of $685,000 of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the Revolving Credit Facility and subject to the oversight and approval of the Company’s board of directors. The Revolving Credit Facility provides for the issuance of letters of credit on

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements  (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events  (continued)

behalf of the Company in an aggregate face amount not to exceed $25,000. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, including Race Street Funding LLC, IC American Energy Investments, Inc., FSIC Investments, Inc., IC Altus Investments, LLC, IC Arches Investments, LLC and Hamilton Street Funding LLC. The Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.

Availability under the Revolving Credit Facility will terminate on August 9, 2022, or the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on August 9, 2023. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.

The proceeds of the Revolving Credit Facility drawn by the Company on the Effective Date were used in part to prepay in full all loans outstanding on the Effective Date under (i) the Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among the Company, the lenders party thereto and ING as administrative agent (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date) and (ii) the Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, the lenders party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date).

Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. Interest under the Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMCB, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) if the borrowing base is less than 1.85 times the combined debt amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the borrowing base is less than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.00%. The Revolving Credit Facility will be subject to a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the Revolving Credit Facility during the revolving period. The Company will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

In connection with the Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.

The Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMCB, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FS/KKR Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FS/KKR Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FS/KKR Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest; and

•	the Merger, the likelihood the Merger is completed and the anticipated timing of its completion.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/KKR investment advisory agreement and the FS/KKR Advisor administration agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/KKR Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

Pursuant to the FS/KKR Advisor administration agreement, we reimburse FS/KKR Advisor for expenses necessary to perform services related to our administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of FS/KKR Advisor. We reimburse FS/KKR Advisor no less than quarterly for all costs and expenses incurred by FS/KKR Advisor in performing its obligations and providing personnel and facilities under the FS/KKR administration agreement. FS/KKR Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FS/KKR Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

Pending Merger with CCT

On July 22, 2018, the Company, CCT, Merger Sub and FS/KKR Advisor entered into the Merger Agreement. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CCT, with CCT continuing as the surviving company and as a wholly-owned subsidiary of the Company and, immediately thereafter, CCT will merge with and into the Company, with the Company continuing as the surviving company. The parties to the Merger Agreement intend the Transaction to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the Merger, each share of CCT common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into a number of shares of the Company’s common stock equal to the Exchange Ratio. The Exchange Ratio will equal the net asset value per share of CCT common stock (determined no earlier than two business days prior to the closing date of the Merger), divided by the net asset value per share of the Company’s common stock (determined no earlier than two business days prior to the closing date of the Merger). No fractional shares of the Company’s common stock will be issued, and holders of CCT common stock will receive cash in lieu of fractional shares.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and CCT’s businesses during the period prior to the closing of the Merger. The Company and CCT have agreed to convene and hold meetings of their stockholders for the purpose of obtaining the required approvals of the Company’s and CCT’s stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.

The Merger Agreement provides that each of the Company and CCT may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Company’s board of directors and the CCT board of directors may, subject to certain conditions and in some instances payment of a termination fee of approximately $75,200, change its recommendation to their respective stockholders, terminate the Merger Agreement and enter into an agreement with respect to a superior alternative proposal if it determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the Merger Agreement proposed by CCT or the Company, as applicable).

Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of 2018, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and CCT stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The Merger Agreement also contains certain termination rights in favor of the Company and CCT, including if the Merger is not completed on or before July 22, 2019 or if the requisite approvals of the Company’s stockholders or CCT stockholders are not obtained. The Merger Agreement also provides that, upon the termination of the Merger Agreement under certain circumstances, the Company may be required to pay CCT, or CCT may be required to pay the Company, a termination fee of approximately $75,200.

In connection with the Merger, the Company is seeking stockholder approval to amend the FS/KKR Advisor investment advisory agreement to (a) exclude cash and cash equivalents from the gross assets on which the annual base management fee is calculated, (b) revise the calculation of the cap on the subordinated incentive fee on income to take into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT, and (c) revise the calculation of incentive fees on capital gains to include historical net realized losses and unrealized depreciation of both the Company and CCT.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2018 and for the Year Ended December 31, 2017

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2018:

Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$240,443	$356,433
Sales and Repayments	(350,253)	(566,198)

Net Portfolio Activity	$(109,810)	$(209,765)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$148,549	62%	$246,944	69%
Senior Secured Loans—Second Lien	19,116	8%	23,283	7%
Senior Secured Bonds	36,679	15%	43,105	12%
Subordinated Debt	5,210	2%	9,269	3%
Collateralized Securities	618	0%	853	0%
Equity/Other	30,271	13%	32,979	9%

Total	$240,443	100%	$356,433	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	(Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,444,868	$2,435,357	67%	$2,501,103	$2,520,994	64%
Senior Secured Loans—Second Lien	151,825	129,795	4%	222,232	197,588	5%
Senior Secured Bonds	192,740	185,986	5%	157,699	161,650	4%
Subordinated Debt	476,692	437,774	12%	500,626	489,761	13%
Collateralized Securities	46,522	51,961	1%	47,471	54,319	1%
Equity/Other	348,136	386,028	11%	387,715	501,922	13%

Total	$3,660,783	$3,626,901	100%	$3,816,846	$3,926,234	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Number of Portfolio Companies	109	100
% Variable Rate (based on fair value)	69.8%	69.4%
% Fixed Rate (based on fair value)	19.6%	17.8%
% Income Producing Equity/Other Investments (based on fair value)	2.2%	2.3%
% Non-Income Producing Equity/Other Investments (based on fair value)	8.4%	10.5%
Average Annual EBITDA of Portfolio Companies	$107,700	$85,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.5%	99.5%
% of Investments on Non-Accrual (based on fair value)	0.2%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.2%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	11.1%	10.5%

For the six months ended June 30, 2018, our total return based on net asset value was (0.54)% and our total return based on market value was 5.03%. For the year ended December 31, 2017, our total return based on net asset value was 7.97% and our total return based on market value was (21.39)%.

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

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2018:

New Direct Originations	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Total Commitments (including unfunded commitments)	$163,261	$242,851
Exited Investments (including partial paydowns)	(288,451)	(474,687)

Net Direct Originations	$(125,190)	$(231,836)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$150,130	92%	$222,012	91%
Senior Secured Loans—Second Lien	—	—	4,167	2%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	833	0%
Collateralized Securities	—	—	—	—
Equity/Other	13,131	8%	15,839	7%

Total	$163,261	100%	$242,851	100%

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Average New Direct Origination Commitment Amount	$14,842	$14,285
Weighted Average Maturity for New Direct Originations	7/16/24	4/4/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	11.5%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.5%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.5%	10.5%

The following table presents certain selected information regarding our direct originations as of June 30, 2018 and December 31, 2017:

Characteristics of All Direct Originations held in Portfolio	June 30, 2018	December 31, 2017
Number of Portfolio Companies	72	75
Average Annual EBITDA of Portfolio Companies	$73,300	$68,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.6x	4.9x
% of Investments on Non-Accrual	0.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.0%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.9%	10.4%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,277,882	90%	$3,606,608	92%
Opportunistic	313,500	9%	295,501	7%
Broadly Syndicated/Other	35,519	1%	24,125	1%

Total	$3,626,901	100%	$3,926,234	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FS/KKR Advisor uses, and FB Advisor historically used, an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/KKR Advisor uses, and FB Advisor historically used, an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$212,953	6%	$418,237	11%
2	2,419,765	67%	3,113,283	79%
3	839,566	23%	370,286	10%
4	126,962	3%	10,157	0%
5	27,655	1%	14,271	0%

Total	$3,626,901	100%	$3,926,234	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017

Revenues

Our investment income for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$81,085	85%	$79,220	80%	$158,902	81%	$157,244	77%
Paid-in-kind interest income	11,497	12%	9,927	10%	24,890	12%	18,408	9%
Fee income	2,993	3%	9,548	10%	5,446	3%	29,107	14%
Dividend income	—	—	—	—	7,355	4%	—	—

Total investment income(1)	$95,575	100%	$98,695	100%	$196,593	100%	$204,759	100%

(1)

Such revenues represent $83,150 and $87,526 of cash income earned as well as $12,425 and $11,169 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2018 and 2017, respectively, and represent $169,382 and $183,604 of cash income earned as well as $27,211 and $21,155 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and PIK interest income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 can be attributed to an increase in LIBOR and the Prime rate. The decrease in fee income during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to the decrease of structuring and prepayment activity during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The increase in interest and PIK interest income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 can be attributed to the restructuring of certain assets into assets with a higher PIK interest rate and an increase in LIBOR and the Prime rate. The decrease in fee income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the decrease of structuring and prepayment activity during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The increase in dividend income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the six months ended June 30, 2018.

Expenses

Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$15,313	$18,367	$33,167	$36,734
Subordinated income incentive fees	10,906	11,617	22,905	24,764
Administrative services expenses	742	742	1,476	1,476
Accounting and administrative fees	249	255	503	520
Interest expense	20,782	19,617	40,835	39,056
Directors’ fees	274	274	770	545
Expenses associated with our independent audit and related fees	112	112	223	223
Legal fees	252	146	496	264
Printing fees	297	249	590	398
Stock transfer agent fees	31	30	60	59
Other	887	826	1,842	1,670

Total operating expenses	$49,845	$52,235	$102,867	$105,709
Management fee waiver	(225)	—	(2,776)	—

Total net expenses	$49,620	$52,235	$100,091	$105,709

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	2.24%	2.27%	4.56%	4.59%
Ratio of management fee waiver to average net assets(1)	(0.01)%	—	(0.13)%	—

Ratio of net operating expenses to average net assets	2.23%	2.27%	4.43%	4.59%
Ratio of incentive fees and interest expense to average net assets(1)	1.43%	1.36%	2.82%	2.77%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.80%	0.91%	1.61%	1.82%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $45,955 ($0.19 per share) and $46,460 ($0.19 per share) for the three months ended June 30, 2018 and 2017, respectively. The decrease in net investment income can be attributed primarily to lower fee income during the three months ended June 30, 2018 as discussed above, which was partially offset by a reduction in the management fee effective in the second quarter of 2018.

Our net investment income totaled $96,502 ($0.40 per share) and $99,050 ($0.40 per share) for the six months ended June 30, 2018 and 2017, respectively. The decrease in net investment income can be attributed primarily to lower fee income during the six months ended June 30, 2018 as discussed above, which was partially offset by higher dividend income and the management fee waiver.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$30,665	$(14,147)	$26,322	$(115,168)
Net realized gain (loss) on foreign currency	36	61	97	184

Total net realized gain (loss)	$30,701	$(14,086)	$26,419	$(114,984)

(1)

We sold investments and received principal repayments, respectively, of $137,014 and $213,239 during the three months ended June 30, 2018 and $48,617 and $261,952 during the three months ended June 30, 2017. We sold investments and received principal repayments, respectively, of $168,761 and $397,437 during the six months ended June 30, 2018 and $217,870 and $457,007 during the six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(110,532)	$(10,928)	$(143,270)	$101,505
Net change in unrealized appreciation (depreciation) on secured borrowing	—	—	—	(10)
Net change in unrealized gain (loss) on foreign currency	2,538	(3,004)	1,936	(3,726)

Total net change in unrealized appreciation (depreciation)	$(107,994)	$(13,932)	$(141,334)	$97,769

During the three and six months ended June 30, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2018, the net decrease in net assets resulting from operations was $31,338 ($0.13 per share) compared to a net increase in net assets resulting from operations of $18,442 ($0.08 per share) during the three months ended June 30, 2017.

For the six months ended June 30, 2018, the net decrease in net assets resulting from operations was $18,413 ($0.08 per share) compared to a net increase in net assets resulting from operations of $81,835 ($0.33 per share) during the six months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2018, we had $200,778 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $346,220 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2018, we had twenty-two unfunded debt investments with aggregate unfunded commitments of $126,991 and one unfunded commitment to purchase up to $112 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2018:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$67,000		$83,000	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	64,280	(2)	263,220	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,636,280		$346,220

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)

Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,372 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars.

See Notes 8 and 11 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2018 or 2017 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.22275	$54,485
June 30, 2017	0.22275	54,607

Total	$0.44550	$109,092

Fiscal 2018
March 31, 2018	$0.19000	$46,683
June 30, 2018	0.19000	45,945

Total	$0.38000	$92,628

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2018 and 2017.

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

For the six months ended June 30, 2018, we recognized $2,555 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we did not incur any interest or penalties.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FB Advisor during the six months ended June 30, 2018 and 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2018 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Hamilton Street Credit Facility(2)	December 15, 2021	$67,000	—	—	$67,000	—
ING Credit Facility(3)	March 16, 2021	$64,280	—	$64,280	—	—
Locust Street Credit Facility(4)	November 1, 2020	$425,000	—	$425,000	—	—
4.000% Notes due 2019	July 15, 2019	$400,000	—	$400,000	—	—
4.250% Notes due 2020	January 15, 2020	$405,000	—	$405,000	—	—
4.750% Notes due 2022	May 15, 2022	$275,000	—	—	$275,000	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At June 30, 2018, $83,000 remained unused under the Hamilton Street credit facility

(3)

At June 30, 2018, $263,220 remained unused under the ING credit facility. Amounts outstanding under the ING credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 16, 2021. Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €41,372 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $20,987 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars.

(4)	At June 30, 2018, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 69.8% of our portfolio investments (based on fair value) paid variable interest rates, 19.6% paid fixed interest rates, 2.2% were income producing equity or other investments, and the remaining 8.4% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2018 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(24,165)	$(4,805)	$(19,360)	(6.5)%
No change	—	—	—	—
Up 100 basis points	25,060	4,805	20,255	6.8%
Up 300 basis points	75,968	14,414	61,554	20.6%
Up 500 basis points	127,082	24,024	103,058	34.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018, and in our registration statement on Form N-14 (filed on July 30, 2018).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2018, our board of directors authorized a stock repurchase program. Under the program, we may repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal and regulatory requirements and other factors. The program went into effect on March 28, 2018 and will be in effect through February 21, 2019, unless extended or until the aggregate repurchase amount that has been approved by our board of directors has been expended. The program does not require us to repurchase any specific number of shares. The program may be suspended, extended, modified or discontinued at any time. As of August 8, 2018, we had repurchased a total of 6,230,651 shares our common stock at an average price per share (inclusive of commissions paid) of $7.61 (totaling $47.4 million).

Repurchases of our common stock under our stock repurchase program for the periods below were as follows (dollar amounts in the table below are presented in thousands, except for share and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	2,584,679	$7.5087	2,584,679	$29,590
May 1, 2018 through May 31, 2018	602,119	7.6227	602,119	25,000
June 1, 2018 through June 30, 2018	1,798,305	7.6702	1,798,305	11,207

	4,985,103	$7.5807	4,985,103

(1)	Amount includes commissions paid.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’ s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’ s Current Report on Form 8-K filed on April 16, 2014.)

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Investment Advisory Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.4	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.5	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Amended and Restated Indenture, dated as of September 26, 2012, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.8	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Locust Street Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.9	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.10	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.11	Locust Street Funding LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.12	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Race Street Funding LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.13	Amended and Restated Confirmation, dated as of February 15, 2012, by and between Race Street Funding LLC and JPMorgan Chase Bank, N.A., London Branch. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 21, 2012.)

10.14	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.15	Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.16	Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated as of March 16, 2017, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto, ING Capital LLC, as administrative agent, and certain subsidiary guarantors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017.)

10.17	Consent and Modification Letter to Senior Secured Revolving Credit Agreement, dated as of March 16, 2018, among FS Investment Corporation, the several banks and other financial institutions or entities from time to time party thereto and ING Capital LLC, as administrative agent. (Incorporated by reference to the Exhibit 10.17 to the Company ’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2018.)

10.18	Guarantee, Pledge and Security Agreement, dated as of April 3, 2014, by and among FS Investment Corporation, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

10.19	Second Amended and Restated Control Agreement, dated as of April 8, 2016, by and among FS Investment Corporation, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 9, 2016.)

10.20	Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, as borrower, each of the lenders from time to time party thereto, each of the lender agents from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2016.)

10.21*	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2018.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)