Form 10-Q
period 2018-09-30
FS Investment CORP
filed 2018-11-07
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 239,154,069 shares of the registrant’s common stock outstanding as of November 7, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial	Statements.

FS Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,352,266 and $3,532,517, respectively)	$3,217,432	$3,600,911
Non-controlled/affiliated investments (amortized cost—$200,981 and $197,468, respectively)	214,575	230,055
Controlled/affiliated investments (amortized cost—$108,778 and $86,861, respectively)	105,245	95,268

Total investments, at fair value (amortized cost—$3,662,025 and $3,816,846, respectively)	3,537,252	3,926,234
Cash	98,535	134,932
Foreign currency, at fair value (cost—$1,411 and $3,685, respectively)	1,430	3,810
Receivable for investments sold and repaid	27,681	3,477
Income receivable	23,380	30,668
Deferred financing costs	6,213	3,459
Deferred merger costs	3,422	—
Prepaid expenses and other assets	758	1,695

Total assets	$3,698,671	$4,104,275

Liabilities
Payable for investments purchased	$1,447	$1,978
Credit facilities payable (net of deferred financing costs of $2,341 and $3,179, respectively)(1)	474,700	638,571
Unsecured notes payable (net of deferred financing costs of $925 and $1,402, respectively)(1)	1,075,615	1,073,445
Stockholder distributions payable	45,481	46,704
Management fees payable	14,259	15,450
Subordinated income incentive fees payable(2)	—	12,871
Administrative services expense payable	817	294
Interest payable	17,667	22,851
Directors’ fees payable	268	276
Other accrued expenses and liabilities	1,556	7,112

Total liabilities	1,631,810	1,819,552

Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 239,154,069 and 245,725,416 shares issued and outstanding, respectively	239	246
Capital in excess of par value	2,222,598	2,272,591
Accumulated earnings (loss)	(155,976)	11,886

Total stockholders’ equity	2,066,861	2,284,723

Total liabilities and stockholders’ equity	$3,698,671	$4,104,275

Net asset value per share of common stock at period end	$8.64	$9.30

(1)	See Note 8 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income	$73,344	$82,349	$226,071	$230,115
Paid-in-kind interest income	9,940	8,430	27,092	22,899
Fee income	4,342	5,005	9,788	34,081
Dividend income	345	21	7,700	21
From non-controlled/affiliated investments:
Interest income	898	3,448	4,549	10,485
Paid-in-kind interest income	1,353	550	5,226	1,855
Fee income	20	1,232	20	1,263
From controlled/affiliated investments:
Interest income	1,273	966	3,797	3,407
Paid-in-kind interest income	3,004	1,690	6,869	4,324

Total investment income	94,519	103,691	291,112	308,450

Operating expenses
Management fees(1)	14,259	18,038	47,426	54,772
Subordinated income incentive fees(2)	—	12,662	22,905	37,426
Administrative services expenses	1,125	750	2,601	2,226
Accounting and administrative fees	210	254	713	774
Interest expense(3)	20,671	19,885	61,506	58,941
Directors’ fees	227	277	997	822
Other general and administrative expenses	1,945	1,177	5,156	3,791

Total operating expenses	38,437	53,043	141,304	158,752
Management fee waiver(1)	—	—	(2,776)	—

Net expenses	38,437	53,043	138,528	158,752

Net investment income	56,082	50,648	152,584	149,698

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	23,888	(24,767)	60,273	(87,361)
Non-controlled/affiliated investments	7	6,551	(10,068)	6,856
Controlled/affiliated investments	—	—	12	(52,879)
Net realized gain (loss) on foreign currency	5,993	(19)	6,090	165
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(104,254)	29,820	(203,228)	149,622
Non-controlled/affiliated investments	7,610	16,951	(18,993)	(979)
Controlled/affiliated investments	5,753	7,408	(11,940)	7,041
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	3	—	(7)
Net change in unrealized gain (loss) on foreign currency	(6,419)	(1,197)	(4,483)	(4,923)

Total net realized and unrealized gain (loss)	(67,422)	34,750	(182,337)	17,535

Net increase (decrease) in net assets resulting from operations	$(11,340)	$85,398	$(29,753)	$167,233

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.05)	$0.35	$(0.12)	$0.68

Weighted average shares outstanding	239,495,341	245,678,745	242,647,216	245,117,823

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

FS Investment Corporation

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income (loss)	$152,584	$149,698
Net realized gain (loss) on investments and foreign currency	56,307	(133,219)
Net change in unrealized appreciation (depreciation) on investments and secured borrowing(1)	(234,161)	155,677
Net change in unrealized gain (loss) on foreign currency	(4,483)	(4,923)

Net increase (decrease) in net assets resulting from operations	(29,753)	167,233

Stockholder distributions(2)
Distributions to stockholders	(138,109)	(163,825)

Net decrease in net assets resulting from stockholder distributions	(138,109)	(163,825)

Capital share transactions(3)
Reinvestment of stockholder distributions	—	15,908
Repurchases of common stock	(50,000)	—

Net increase (decrease) in net assets resulting from capital share transactions	(50,000)	15,908

Total increase (decrease) in net assets	(217,862)	19,316
Net assets at beginning of period	2,284,723	2,297,377

Net assets at end of period	$2,066,861	$2,316,693

(1)	See Note 8 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(29,753)	$167,233
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(540,928)	(1,021,755)
Paid-in-kind interest	(39,187)	(29,078)
Proceeds from sales and repayments of investments	789,617	900,360
Net realized (gain) loss on investments and secured borrowing	(50,217)	133,384
Net change in unrealized (appreciation) depreciation on investments and secured borrowing(1)	234,161	(155,677)
Accretion of discount	(4,464)	(11,810)
Amortization of deferred financing costs and discount	4,897	3,911
Unrealized (gain)/loss on borrowings in foreign currency	(1,594)	4,798
(Increase) decrease in receivable for investments sold and repaid	(24,204)	74,025
(Increase) decrease in income receivable	7,288	(2,705)
(Increase) decrease in deferred merger costs	(3,422)	—
(Increase) decrease in prepaid expenses and other assets	937	148
Increase (decrease) in payable for investments purchased	(531)	(5,142)
Increase (decrease) in management fees payable	(1,191)	16
Increase (decrease) in subordinated income incentive fees payable	(12,871)	(223)
Increase (decrease) in administrative services expense payable	523	(21)
Increase (decrease) in interest payable	(5,184)	(2,681)
Increase (decrease) in directors’ fees payable	(8)	(14)
Increase (decrease) in other accrued expenses and liabilities	(5,556)	(5,989)

Net cash provided by (used in) operating activities	318,313	48,780

Cash flows from financing activities
Reinvestment of stockholder distributions	—	15,908
Repurchases of common stock	(50,000)	—
Stockholder distributions	(139,332)	(163,456)
Borrowings under credit facilities(1)	347,363	247,265
Repayments of credit facilities(1)	(510,478)	(230,865)
Deferred financing costs paid	(4,643)	(3,239)

Net cash provided by (used in) financing activities	(357,090)	(134,387)

Total increase (decrease) in cash	(38,777)	(85,607)
Cash and foreign currency at beginning of period	138,742	264,598

Cash and foreign currency at end of period	$99,965	$178,991

Supplemental disclosure
Local and excise taxes paid	$5,533	$5,892

(1)

See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2017, the Company paid $121 in interest expense on its secured borrowing. During the nine months ended September 30, 2018 and 2017, the Company paid $61,793 and $57,590, respectively, in interest expense on the credit facilities and unsecured notes.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.0%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	9.0%		11/18/21	$46,310	$46,354	$46,310
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	9.0%		11/18/21	31,290	31,290	31,290
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+950	1.0%	12/29/19	192,142	191,340	177,732
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+750	1.0%	10/4/22	20,230	17,466	20,230
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	87,486	87,486	87,923
All Systems Holding LLC	(e)(f)(g)	Commercial & Professional Services	L+767	1.0%	10/31/23	52,811	52,811	53,339
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	3,110	3,110	3,016
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	213	213	207
Aspect Software, Inc.	(g)(t)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	3,628	3,628	3,216
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/20	680	680	602
Atlas Aerospace LLC	(e)(g)	Capital Goods	L+725	1.0%	12/29/22	30,476	30,476	31,086
AVF Parent, LLC	(e)(g)	Retailing	L+725	1.3%	3/1/24	55,770	55,770	52,703
Borden Dairy Co.	(e)(g)	Food, Beverage & Tobacco	L+819	1.0%	7/6/23	70,000	70,000	68,180
ConnectiveRx, LLC	(e)(g)	Health Care Equipment & Services	L+827	1.0%	11/25/21	49,424	49,384	49,488
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	587	587	587
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	5,283	5,283	5,283
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	10/31/23	50,372	50,372	50,372
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	21,209	21,209	21,209
Dade Paper & Bag, LLC	(e)	Capital Goods	L+700	1.0%	6/10/24	10,583	10,583	10,358
Dade Paper & Bag, LLC	(e)(g)	Capital Goods	L+750	1.0%	6/10/24	82,975	82,975	82,975
Eagle Family Foods Group LLC	(g)(q)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,382	3,346	3,020
Eagle Family Foods Group LLC	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	22,493	22,250	22,195
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	80,565	80,565	80,968
Evergreen AcqCo 1 LP	(g)(s)	Retailing	L+375	1.3%	7/9/19	482	478	470
GC Agile Intermediate Holdings Ltd.	(g)(j)(q)	Commercial & Professional Services	L+650		6/15/23	1,887	1,831	1,689
GC Agile Intermediate Holdings Ltd.	(h)(j)	Commercial & Professional Services	L+650	1.0%	6/15/25	12,792	12,545	12,658
GC Agile Intermediate Holdings Ltd.	(g)(j)(q)	Commercial & Professional Services	L+650	1.0%	6/15/25	6,155	6,037	6,091
GC Agile Intermediate Holdings Ltd.	(g)(j)(q)	Commercial & Professional Services	L+650	1.0%	6/15/25	5,130	5,041	5,076
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+725	3.8%	4/1/26	49,307	49,307	49,430
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+725	3.8%	4/1/26	11,443	11,443	11,472
H.M. Dunn Co., Inc.	(g)(l)(r)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	711	643	160
Harrison Gypsum, LLC	(e)(g)	Materials	L+700	1.0%	4/29/24	17,248	17,089	16,917
Harrison Gypsum, LLC	(g)(q)	Materials	L+700	1.0%	4/29/24	5,533	5,533	5,427
Hudson Technologies Co.	(g)(j)	Commercial & Professional Services	L+1025	1.0%	10/10/23	39,646	39,287	31,122
Icynene U.S. Acquisition Corp.	(e)(g)(j)	Materials	L+700	1.0%	11/30/24	29,775	29,775	29,998
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	47,196	47,196	47,196
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	19,574	19,574	19,598

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$29,327	$29,327	$30,573
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20		43,826	43,784	43,826
JAKKS Pacific, Inc.	(g)	Consumer Durables & Apparel	L+900	1.5%	6/14/21		2,289	2,274	2,271
JMC Acquisition Merger Corp.	(e)(g)(h)	Capital Goods	L+750	1.0%	1/29/24		54,885	54,885	54,885
JMC Acquisition Merger Corp.	(g)(q)	Capital Goods	L+750	1.0%	1/29/24		2,945	2,945	2,945
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23		110,450	109,563	115,862
Kodiak BP, LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24		27,869	27,588	27,555
Kodiak BP, LLC	(g)(q)	Capital Goods	L+725	1.0%	12/1/24		58,001	58,001	57,349
Latham Pool Products, Inc.	(e)(g)	Consumer Durables & Apparel	L+775	1.0%	6/29/21		56,183	56,183	56,183
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20		€25,760	35,034	29,942
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20		$9,037	9,037	9,037
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19		8,782	8,782	8,782
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19		1,974	1,974	1,974
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19		1,218	1,218	1,218
MB Precision Holdings LLC	(g)(l)(r)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		13,378	13,301	5,853
Micronics Filtration Holdings, Inc.	(e)(g)	Capital Goods	L+850	1.3%	12/11/20		62,327	62,282	62,171
Murray Energy Corp.	(g)	Energy	L+900	1.0%	2/12/21		8,929	8,867	8,857
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/22		938	938	938
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+823	1.0%	9/2/22		22,102	22,102	22,074
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+750	1.3%	9/10/19		3,177	3,177	3,177
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22		50,390	50,390	51,901
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		29,423	29,423	29,901
Reliant Acquisitions Holdings, Inc.	(e)	Health Care Equipment & Services	L+675	1.0%	8/30/24		45,214	44,769	45,033
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)	Health Care Equipment & Services	L+675	1.0%	3/15/23		33,370	33,370	31,401
Rogue Wave Software, Inc.	(e)(g)	Software & Services	L+844	1.0%	9/25/21		40,688	40,687	40,687
Safariland, LLC	(e)(g)(h)	Capital Goods	L+778	1.1%	11/18/23		126,107	126,107	114,758
Sequel Youth and Family Services, LLC	(e)(g)	Health Care Equipment & Services	L+755	1.0%	9/1/22		94,012	94,012	95,234
Sequential Brands Group, Inc.	(e)(g)	Consumer Durables & Apparel	L+875		2/7/24		60,620	59,529	60,620
SGS Cayman, L.P.	(g)(j)(s)	Commercial & Professional Services	L+538	1.0%	4/23/21		156	151	150
Sorenson Communications, Inc.	(e)(g)(h)(s)	Telecommunication Services	L+575	2.3%	4/30/20		89,976	89,848	90,463
SSC (Lux) Limited S.Ã r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45,455	45,455	46,648
Staples Canada, ULC	(g)(j)	Retailing	CDOR+700	1.0%	9/12/24	C$	25,911	21,114	20,290
SunGard Availability Services Capital, Inc.	(g)(s)	Software & Services	L+700	1.0%	9/30/21		$4,294	4,262	3,993
SunGard Availability Services Capital, Inc.	(g)(s)	Software & Services	L+1000	1.0%	10/1/22		1,960	1,874	1,931

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sutherland Global Services Inc.	(g)(s)	Commercial & Professional Services	L+538	1.0%	4/23/21	$670	$648	$643
ThermaSys Corp.	(g)(s)	Capital Goods	L+400	1.3%	5/3/19	14,768	14,211	14,021
Trace3, LLC	(e)(g)	Software & Services	L+675	1.0%	6/6/23	94,180	94,179	94,180
VP Parent Holdings, Inc.	(e)(g)	Software & Services	L+650	1.0%	5/22/25	52,884	52,376	52,353
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20	108,359	108,248	108,088
Warren Resources, Inc.	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	700	700	700
Westbridge Technologies, Inc.	(g)(s)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	11,711	11,657	11,857
Zeta Interactive Holdings Corp.	(e)(g)	Software & Services	L+750	1.0%	7/29/22	12,909	12,909	13,167
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	2,286	2,286	2,331

Total Senior Secured Loans—First Lien							2,652,424	2,615,415
Unfunded Loan Commitments							(156,614)	(156,614)

Net Senior Secured Loans—First Lien							2,495,810	2,458,801

Senior Secured Loans—Second Lien—6.7%
Ammeraal Beltech Holding BV	(g)(j)	Capital Goods	L+800		9/28/26	10,721	10,506	10,506
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8,535	8,535	8,535
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		7/26/23	4,500	4,002	3,983
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		7/26/23	936	936	938
Bellatrix Exploration Ltd.	(g)(j)(q)	Energy	8.5%		7/26/23	1,560	1,560	1,564
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	17,794	17,794	17,416
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,883
Gruden Acquisition, Inc.	(g)(s)	Transportation	L+850	1.0%	8/18/23	15,000	14,532	15,000
LBM Borrower, LLC	(g)(s)	Capital Goods	L+925	1.0%	8/20/23	19,128	19,036	19,271
Logan’s Roadhouse, Inc.	(g)(l)(r)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	23,711	22,092	6,117
One Call Corp.	(e)	Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	4,094	4,056	4,038
Spencer Gifts LLC	(e)(h)(s)	Retailing	L+825	1.0%	6/29/22	30,000	29,919	22,575
Ultimate Baked Goods Midco LLC	(g)	Food & Staples Retailing	L+800	1.0%	8/9/26	14,748	14,604	14,575

Total Senior Secured Loans—Second Lien							163,572	140,401
Unfunded Loan Commitments							(1,560)	(1,560)

Net Senior Secured Loans—Second Lien							162,012	138,841

Senior Secured Bonds—8.9%
Advanced Lighting Technologies, Inc.	(g)(l)(r)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	25,081	23,580	11,224
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6,000	6,000	6,000
FourPoint Energy, LLC	(e)(f)(g)	Energy	9.0%		12/31/21	74,813	72,765	75,561
JW Aluminum Co.	(e)(g)(s)(u)	Materials	10.3%		6/1/26	36,481	36,481	36,526
Mood Media Corp.	(f)(g)(j)(t)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	26,584	26,491	26,584

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(f)(s)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	$19,898	$19,571	$19,699
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	830	830	829
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7,500	7,500	7,837

Total Senior Secured Bonds							193,218	184,260

Subordinated Debt—16.2%
Aurora Diagnostics, LLC	(e)(f)(g)(s)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	15,191	14,341	13,805
Byrider Holding Corp.	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	875	875	875
CEC Entertainment, Inc.	(f)(s)	Consumer Services	8.0%		2/15/22	5,000	5,007	4,581
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	69,639	68,950	69,030
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	950	950	941
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	6,035	6,035	5,983
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,247	1,247	1,235
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,174	1,174	1,162
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	86,666	86,666	85,691
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	14,174	14,174	14,015
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	7,422	7,422	7,339
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	15,173	15,173	15,002
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	14,893	14,893	14,707
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650	4.5%	9/15/25	20,250	20,250	19,997
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		10/5/18	725	725	692
P.F. Chang’s China Bistro, Inc.	(f)(s)	Consumer Services	10.3%		6/30/20	4,229	4,294	4,097
Quorum Health Corp.	(g)(s)	Health Care Equipment & Services	11.6%		4/15/23	423	422	424
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	113	114	114
Sorenson Communications, Inc.	(f)(s)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,542	15,916
SunGard Availability Services Capital, Inc.	(f)(g)(s)	Software & Services	8.8%		4/1/22	10,750	8,969	5,196

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ThermaSys Corp.	(e)(f)(g)(l)(r)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	$150,818	$150,818	$72,393
VPG Metals Group LLC	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2,469	2,469	2,046

Total Subordinated Debt							439,510	355,241
Unfunded Debt Commitments							(20,250)	(20,250)

Net Subordinated Debt							419,260	334,991

Collateralized Securities—2.4%
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	21.3%		7/25/29	21,000	11,917	11,650
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,490	1,564
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	9.7%		1/25/27	17,900	11,572	12,190
Rampart CLO 2007 1A Class Subord.	(g)(j)(l)	Diversified Financials	0.0%		10/25/21	10,000	216	436
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	18.4%		1/15/26	42,504	21,527	24,523

Total Collateralized Securities							46,722	50,363

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.9%(k)
5 Arches, LLC, Common Equity	(g)(j)(n)	Diversified Financials				16,000	$394	$800
Advanced Lighting Technologies, Inc., Common Equity	(g)(l)(t)	Materials				587,637	16,520	—
Advanced Lighting Technologies, Inc., Warrants	(g)(l)(t)	Materials			10/4/27	9,262	86	—
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	9.0%, 5.0% PIK		10/3/23	1,036,585	1,037	1,000
APP Holdings, LP, Warrants	(g)(j)(l)	Capital Goods			5/25/26	698,482	2,545	—
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy				96,800,082	29,100	30,976
ASG Everglades Holdings, Inc., Common Equity	(g)(l)(t)	Software & Services				1,689,767	36,422	88,290
ASG Everglades Holdings, Inc., Warrants	(g)(l)(t)	Software & Services			6/27/22	229,541	6,542	7,001
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services				428,934	10,546	—
Aurora Diagnostics Holdings, LLC, Warrants	(e)(f)(g)(l)	Health Care Equipment & Services			5/25/27	229,489	1,671	2,377
Byrider Holding Corp., Common Equity	(g)(l)	Automobiles & Components				833	—	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy				75,000	75	70
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods				391,300	391	430
Eastman Kodak Co., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				61,859	1,203	192
Escape Velocity Holdings, Inc., Common Equity	(g)(l)	Software & Services				19,312	193	743
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy				21,000	21,000	5,933
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy				3,937	2,601	1,122
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy				48,025	12,006	13,507
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy				70,875	17,719	20,022
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services				14,943	6,793	22,713
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services				42,281,308	42,281	15,433
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing				375	1,118	1,155
Harvest Oil & Gas Corp., Common Equity	(f)(l)(s)	Energy				7,332	161	147
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods				2,333,333	2,333	6,008
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	(g)(l)(t)	Capital Goods				214	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	(g)(l)(t)	Capital Goods				214	—	—
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media				33,034	3,783	8
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials				441,238	441	397
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods				4,401	464	—
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods				1,303	1,303	406
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods				483	483	560
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods				—	—	1,095
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials				1,474	—	6,591
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	12.5% PIK		11/17/25	8,404	72,297	62,128
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods				490,213	490	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods				53,073	553	332
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods				55	553	972
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods				23	229	277
Mood Media Corp., Common Equity	(g)(j)(l)(t)	Media				16,243,967	11,804	17,682
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services				1,041,667	1,042	1,641

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	$1,385	$1,142
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	1,997	2,244
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036	6,932	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59	568	918
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000	2,500	3,256
Safariland, LLC, Warrants	(f)(l)	Capital Goods			7/27/18	2,263	246	258
Safariland, LLC, Warrants	(f)(l)	Capital Goods			9/20/19	2,273	227	333
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664	2,790	345
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163	—	38,052
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636	2,273	2,671
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389	722	—
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115	187	203
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826	3,652	—
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813	1	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813	5,181	—
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948	509	850
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770	522	871
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538	1,070	1,786
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500	3,638	2,273
Warren Resources, Inc., Common Equity	(g)(l)	Energy				113,515	534	431
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662	1,714	2,222
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151	1,714	1,973
Zeta Interactive Holdings Corp., Warrants	(g)(l)	Software & Services			4/20/27	29,422	—	91

Total Equity/Other							345,003	369,996

TOTAL INVESTMENTS—171.1%							$3,662,025	3,537,252

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.1%)								(1,470,391)

NET ASSETS—100%								$2,066,861

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.40%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)%, Canadian Dollar Offer Rate, or CDOR, was 2.02% and the U.S. Prime Lending Rate, or Prime, was 5.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)

Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 8).

(f)	Security or portion thereof held within Race Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 8).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

(h)

Security or portion thereof held within Hamilton Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 8).

(i)	Position or portion thereof unsettled as of September 30, 2018.

(j)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, 80.9% of the Company’s total assets represented qualifying assets.

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

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

(t)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income(1)	PIK Income(1)	Fee Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$20,383	$—	$—	$(154)	$374	$22	$(395)	$20,230	$1,845	$—	$—
Aspect Software, Inc.	—	—	3,672	(44)	—	—	(412)	3,216	92	33	—
Aspect Software, Inc.	992	—	—	(992)	—	—	—	—	58	—	—
Aspect Software, Inc.	628	—	14	(13)	—	—	(27)	602	51	13	20
Aspect Software, Inc.	(361)	—	361	(361)	—	—	361	—	5	—	—
H.M. Dunn Co., Inc.(2)	—	1,071	—	—	—	(428)	(483)	160	31	—
Logan’s Roadhouse, Inc.	6,952	—	3,182	(1,352)	—	(11)	11	8,782	30	930	—
Logan’s Roadhouse, Inc.(3)	—	—	1,974	—	—	—	—	1,974	6	756
Senior Secured Loans—Second Lien
Logan’s Roadhouse, Inc.	10,079	—	289	—	9	—	(4,260)	6,117	(10)	289	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	22,728	—	1,430	(578)	—	—	(12,356)	11,224	1,185	1,430	—
Mood Media Corp.	21,675	—	4,923	—	—	—	(14)	26,584	1,256	1,775	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	13,046	—	—	—	—	—	(13,046)	—	—	—	—
Advanced Lighting Technologies, Inc., Warrants	56	—	—	—	—	—	(56)	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	83,052	—	—	—	—	—	5,238	88,290	—	—	—
ASG Everglades Holdings, Inc., Warrants	6,289	—	—	—	—	—	712	7,001	—	—	—
Aspect Software, Inc.	—	—	2	(2)	—	(9,651)	9,651	—	—	—	—
Fronton Investor Holdings, LLC, Class B Units	17,782	—	—	(224)	—	—	5,155	22,713	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	—	—	—	—	—	—	—	—	—	—	—
Mood Media Corp.	26,754	—	—	—	—	—	(9,072)	17,682	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	—	—	—	—	—	—

Total	$230,055	$1,071	$15,847	$(3,720)	$383	$(10,068)	$(18,993)	$214,575	$4,549	$5,226	$20

(1)	Interest, PIK and fee income presented for the full nine months ended September 30, 2018.

(2)

The Company held this investment as of December 31, 2017 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2017. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS Investment Corporation

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2018

(in thousands, except share amounts)

(3)	Security includes a partially unfunded commitment with an amortized cost of $1,218 and a fair value of $1,218.

(u)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2018, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the nine months ended September 30, 2018, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income(1)	PIK Income(1)
Senior Secured Loans—Second Lien
JW Aluminum Co.	$38,008	$—	$(37,446)	$2	$12	$(576)	$—	$1,650	$—
Senior Secured Bonds
JW Aluminum Co.	—	36,481	—	—	—	45	36,526	1,246	—
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	6,591	6,591	—	—
JW Aluminum Co., Preferred Equity	57,260	22,669	—	199	—	(18,000)	62,128	901	6,869

Total	$95,268	$59,150	$(37,446)	$201	$12	$(11,940)	$105,245	$3,797	$6,869

(1)	Interest and PIK income presented for the full nine months ended September 30, 2018.

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

FS Investment Corporation

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	$6,425	$5,623	$3,967
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11,433	11,664	10,478
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10,155	10,057	10,771
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	139	139	156
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15,122	14,438	15,690
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10,750	8,689	6,705
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	145,241	145,241	131,625
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2,238	2,238	2,232

Total Subordinated Debt							526,261	515,396
Unfunded Debt Commitments							(25,635)	(25,635)

Net Subordinated Debt							500,626	489,761

Collateralized Securities—2.4%
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	14.9%		10/25/25	21,000	11,305	11,993
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1,560	1,484	1,562
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	15.8%		1/25/27	17,900	12,928	14,714
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	4.5%		10/25/21	10,000	775	661
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	9.9%		1/15/26	42,504	20,979	25,389

Total Collateralized Securities							47,471	54,319

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation (NYSE: FSIC), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2018, the Company had two wholly-owned financing subsidiaries and five wholly-owned subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

For the nine months ended September 30, 2018, the Company recognized $4,352 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	1,662,059	$15,908
Share Repurchase Program	(6,571,347)	(50,000)	—	—

Net Proceeds from Share Transactions	(6,571,347)	$(50,000)	1,662,059	$15,908

During the nine months ended September 30, 2018, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,550,162 shares of common stock in the open market at an average price per share of $7.64 (totaling $11,850) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2018 to November 7, 2018, the administrator for the DRP purchased 421,423 shares of common stock in the open market at an average price per share of $7.02 (totaling $2,957) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Program

In February 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $50 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. During the nine months ended September 30, 2018, the Company repurchased 6,571,347 shares of common stock pursuant to the share repurchase program at an average price per share of $7.61 (totaling $50,000).

The program has terminated since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the FB Advisor investment advisory agreement, the FB Advisor administration agreement, the FS/KKR Advisor investment advisory agreement, and the FS/KKR Advisor administration agreement, as applicable, during the three and nine months ended September 30, 2018 and 2017:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FB Advisor and FS/KKR Advisor	FB Advisor Investment Advisory Agreement and FS/KKR Advisor Investment Advisory Agreement	Base Management Fee(1)	$14,259	$18,038	$44,650	$54,772
FB Advisor and FS/KKR Advisor	FB Advisor Investment Advisory Agreement and FS/KKR Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	$—	$12,662	$22,905	$37,426
FB Advisor and FS/KKR Advisor	FB Advisor Administration Agreement and FS/KKR Advisor Administration Agreement	Administrative Services Expenses(3)	$1,125	$750	$2,601	$2,226

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the nine months ended September 30, 2018, the amount shown is net of waivers of $2,776. During the nine months ended September 30, 2018 and 2017, $45,841 and $54,756, respectively, in base management fees were paid to FS/KKR Advisory and/or FB Advisor. As of September 30, 2018, $14,259 in base management fees were payable to FS/KKR Advisor.

(2)	During the nine months ended September 30, 2018 and 2017, $35,776 and $37,649, respectively, of subordinated incentive fees on income were paid to FS/KKR Advisor and/or FB Advisor.
(3)

During the nine months ended September 30, 2018 and 2017, $2,235 and $2,017, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and FS/KKR Advisor and the remainder related to other reimbursable expenses. The Company paid $2,078 and $2,247, respectively, in administrative services expenses to FB Advisor and FS/KKR Advisor during the nine months ended September 30, 2018 and 2017.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.22275	$54,485
June 30, 2017	0.22275	54,607
September 30, 2017	0.22275	54,733

Total	$0.66825	$163,825

Fiscal 2018
March 31, 2018	$0.19000	$46,683
June 30, 2018	0.19000	45,945
September 30, 2018	0.19000	45,481

Total	$0.57000	$138,109

On November 1, 2018, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about January 2, 2019 to stockholders of record as of the close of business on December 12, 2018. On October 12, 2018, the Company’s board of directors declared a special distribution of $0.09 per share, which will be paid on or about December 3, 2018 to stockholders of record as of the close of business on November 19, 2018. This special distribution equates to the cumulative amount of net investment income earned during the twelve months following October 1, 2017 that was in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	138,109	100%	163,825	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$138,109	100%	$163,825	100%

(1)

During the nine months ended September 30, 2018 and 2017, 85.1% and 89.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.4% and 1.2%, respectively, was attributable to non-cash accretion of discount and 13.5% and 9.4%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2018 and 2017 was $159,142 and $146,571, respectively. As of September 30, 2018 and December 31, 2017, the Company had $171,450 and

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

$150,413 of undistributed net investment income, respectively, and $140,920 and $197,855, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
GAAP-basis net investment income	$152,584	$149,698
Income subject to tax not recorded for GAAP	2,358	(305)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	8,549	9,041
Reclassification or deferral of unamortized original issue discount, prepayment fees and other income	(4,470)	(11,996)
Other miscellaneous differences	121	133

Tax-basis net investment income	$159,142	$146,571

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

As of September 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$171,450	$150,413
Distributable realized gains (accumulated capital losses)(1)	(140,920)	(197,855)
Other temporary differences	(225)	(545)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	(178,120)	59,873

Total	$(147,815)	$11,886

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $2,799 and $138,121, respectively.

(2)

As of September 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $189,359 and $257,940, respectively. As of September 30, 2018 and December 31, 2017, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $367,480 and $198,067, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,714,613 and $3,870,085 as of September 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(177,361) and $56,149 as of September 30, 2018 and December 31, 2017, respectively.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of September 30, 2018, the Company had a deferred tax liability of $12,839 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $20,077 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $7,238. For the nine months ended September 30, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	(Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,495,810	$2,458,801	70%	$2,501,103	$2,520,994	64%
Senior Secured Loans—Second Lien	162,012	138,841	4%	222,232	197,588	5%
Senior Secured Bonds	193,218	184,260	5%	157,699	161,650	4%
Subordinated Debt	419,260	334,991	10%	500,626	489,761	13%
Collateralized Securities	46,722	50,363	1%	47,471	54,319	1%
Equity/Other	345,003	369,996	10%	387,715	501,922	13%

Total	$3,662,025	$3,537,252	100%	$3,816,846	$3,926,234	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of September 30, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of September 30, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the unaudited consolidated schedule of investments as of September 30, 2018 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2018, the Company had seventeen unfunded debt investments with aggregate unfunded commitments of $178,424 and one unfunded commitment to purchase up to $71 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $154,074, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

schedule of investments as of September 30, 2018 and the Company’s audited consolidated schedule of investments as of December 31, 2017.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$18,291	0%	$13,579	0%
Capital Goods	977,668	28%	1,053,614	27%
Commercial & Professional Services	348,322	10%	560,414	14%
Consumer Durables & Apparel	195,325	6%	173,855	4%
Consumer Services	154,453	4%	265,220	7%
Diversified Financials	146,679	4%	140,249	4%
Energy	207,861	6%	257,841	7%
Food & Staples Retailing	14,575	0%	—	—
Food, Beverage & Tobacco	90,049	3%	69,979	2%
Health Care Equipment & Services	291,119	8%	239,916	6%
Materials	315,910	9%	370,740	10%
Media	92,162	3%	128,335	3%
Retailing	178,161	5%	174,289	4%
Semiconductors & Semiconductor Equipment	—	—	6,490	0%
Software & Services	315,690	9%	205,052	5%
Technology Hardware & Equipment	11,857	0%	34,000	1%
Telecommunication Services	164,130	5%	164,864	4%
Transportation	15,000	0%	67,797	2%

Total	$3,537,252	100%	$3,926,234	100%

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$684	$9,445
Level 2—Significant other observable inputs	280,618	—
Level 3—Significant unobservable inputs	3,255,950	3,916,789

	$3,537,252	$3,926,234

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,520,994	$197,588	$161,650	$489,761	$54,319	$492,477	$3,916,789
Accretion of discount (amortization of premium)	1,825	36	967	83	6	304	3,221
Net realized gain (loss)	1,269	12	(764)	—	—	51,052	51,569
Net change in unrealized appreciation (depreciation)	(57,731)	(4,185)	(12,660)	(69,474)	(3,207)	(89,705)	(236,962)
Purchases	360,971	38,154	3,435	5,008	2,139	32,860	442,567
Paid-in-kind interest	3,875	698	3,248	23,628	—	7,513	38,962
Sales and repayments	(382,685)	(37,447)	(7,943)	(25,442)	(2,894)	(125,189)	(581,600)
Net transfers in or out of Level 3(1)	(113,245)	(112,861)	(19,898)	(132,592)	—	—	(378,596)

Fair value at end of period	$2,335,273	$81,995	$128,035	$290,972	$50,363	$369,312	$3,255,950

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(52,761)	$(3,608)	$(13,137)	$(69,178)	$(3,207)	$(40,716)	$(182,607)

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,935,441	$599,155	$159,470	$454,045	$72,058	$500,321	$3,720,490
Accretion of discount (amortization of premium)	1,280	8,697	475	1,350	6	2	11,810
Net realized gain (loss)	(52,473)	(20,437)	(47,057)	(14,397)	(379)	1,359	(133,384)
Net change in unrealized appreciation (depreciation)	62,473	(1,591)	55,597	46,489	(3,795)	(1,966)	157,207
Purchases	754,203	62,269	60,819	117,572	279	21,871	1,017,013
Paid-in-kind interest	1,419	2,309	11	20,272	—	5,067	29,078
Sales and repayments	(329,638)	(458,908)	(30,613)	(69,546)	(10,660)	(995)	(900,360)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,372,705	$191,494	$198,702	$555,785	$57,509	$525,659	$3,901,854

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$12,699	$(14,811)	$6,028	$28,921	$(526)	$(124)	$32,187

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Nine Months Ended September 30, 2017
Secured Borrowing
Fair value at beginning of period	$(2,880)
Amortization of premium (accretion of discount)	(4)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(7)
Repayments on secured borrowing	—
Paid-in-kind interest	—
Proceeds from secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(2,891)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(7)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2018 and December 31, 2017 were as follows:

Type of Investment	Fair Value at September 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,254,000	Market Comparables	Market Yield (%)	6.5% - 21.8%	10.6%
			EBITDA Multiples (x)	4.5x - 9.0x	5.3x
	81,273	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans—Second Lien	81,995	Market Comparables	Market Yield (%)	8.6% - 15.0%	12.6%
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
Senior Secured Bonds	128,035	Market Comparables	Market Yield (%)	6.6% - 12.8%	8.6%
			EBITDA Multiples (x)	6.9x - 9.0x	7.8x
Subordinated Debt	290,972	Market Comparables	Market Yield (%)	10.3% - 24.0%	13.7%
			EBITDA Multiples (x)	8.0x - 13.0x	8.3x
Collateralized Securities	50,363	Market Quotes	Indicative Dealer Quotes	4.4% - 100.3%	60.6%
Equity/Other	340,879	Market Comparables	Market Yield (%)	17.5% - 18.7%	18.1%
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.8x—14.2x	8.4x
			Production Multiples (Mboe/d)	$48,750.0 - $53,750.0	$51,250.0
			Production Multiples (MMcfe/d)	$4,200.0 - $4,700.0	$4,450.0
			Proved Reserves Multiples (Bcfe)	$1.2 - $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$16.5 - $18.0	$17.3
			PV-10 Multiples (x)	1.1x - 2.4x	2.2x
		Discounted Cash Flow	Discount Rate (%)	14.5% - 15.5%	15.0%
		Option Valuation Model	Volatility (%)	25.0% - 25.0%	25.0%
	28,433	Other(2)	Other(2)	N/A	N/A

Total	$3,255,950

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,355,454	Market Comparables	Market Yield (%)	6.2% - 14.0%	9.8%
			EBITDA Multiples (x)	5.0x - 8.0x	7.2x
	52,295	Other(2)	Other(2)	N/A	N/A
	113,245	Market Quotes	Indicative Dealer Quotes	85.5% - 102.8%	99.4%
Senior Secured Loans— Second Lien	84,727	Market Comparables	Market Yield (%)	8.3% - 20.7%	11.3%
			EBITDA Multiples (x)	5.0x - 6.0x	5.5x
	112,861	Market Quotes	Indicative Dealer Quotes	50.5% - 102.3%	93.7%
Senior Secured Bonds	112,534	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.6%
			EBITDA Multiples (x)	4.8x - 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	29,218	Other(2)	Other(2)	N/A	N/A
	19,898	Market Quotes	Indicative Dealer Quotes	99.5% - 100.5%	100.0%
Subordinated Debt	357,169	Market Comparables	Market Yield (%)	7.8% - 16.8%	14.5%
			EBITDA Multiples (x)	9.0x - 11.0x	9.5x
	132,592	Market Quotes	Indicative Dealer Quotes	50.0% - 108.5%	99.4%
Collateralized Securities	54,319	Market Quotes	Indicative Dealer Quotes	6.6% - 100.2%	65.8%
Equity/Other	448,949	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	8.3x
			Production Multiples (Mboe/d)	$32,500.0 - $44,750.0	$34,191.4
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$8.6
			PV-10 Multiples (x)	0.8x - 2.6x	2.3x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% - 36.5%	35.3%
	43,528	Other(2)	Other(2)	N/A	N/A

Total	$3,916,789

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2018 are discussed below.

	As of September 30, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% – 2.00%(2)	52,041	(3)	632,959	August 9, 2023
4.000% Notes due 2019(4)	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,557,041		$632,959

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to a combined debt amount calculation.
(3)

Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €26,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $28,200 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

(4)	As of September 30, 2018, the fair value of the 4.000% notes was approximately $402,082.
(5)	As of September 30, 2018, the fair value of the 4.250% notes was approximately $407,152.
(6)	As of September 30, 2018, the fair value of the 4.750% notes was approximately $275,235.

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150,000		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	66,750	(2)	260,750	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425,000		—	November 1, 2020
4.000% Notes due 2019(3)	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020(4)	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,721,750		$260,750

(1)	The carrying amount outstanding under the facility approximates its fair value.
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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$277	$1,134	$1,411	$1,411	$83	$1,494
ING Credit Facility(2)	263	73	336	1,278	169	1,447
Locust Street Credit Facility	5,450	283	5,733	4,318	283	4,601
Senior Secured Revolving Credit Facility	705	186	891	—	—	—
4.000% Notes due 2019	4,000	311	4,311	4,000	310	4,310
4.250% Notes due 2020	4,302	284	4,586	4,303	283	4,586
4.750% Notes due 2022	3,266	137	3,403	3,266	138	3,404
Partial Loan Sale(3)	—	—	—	42	1	43

Total	$18,263	$2,408	$20,671	$18,618	$1,267	$19,885

	Nine Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Hamilton Street Credit Facility(2)	$2,981	$1,297	$4,278	$4,190	$245	$4,435
ING Credit Facility(2)	2,742	406	3,148	3,831	655	4,486
Locust Street Credit Facility	15,475	838	16,313	12,181	838	13,019
Senior Secured Revolving Credit Facility	705	186	891	—	—	—
4.000% Notes due 2019	12,000	922	12,922	12,000	921	12,921
4.250% Notes due 2020	12,909	842	13,751	12,909	842	13,751
4.750% Notes due 2022	9,797	406	10,203	9,797	406	10,203
Partial Loan Sale(3)	—	—	—	122	4	126

Total	$56,609	$4,897	$61,506	$55,030	$3,911	$58,941

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $1,685,283 and 4.43%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.59%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2017 were $1,770,279 and 4.10%, respectively. As of September 30, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.21%.

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Senior Secured Revolving Credit Facility

On August 9, 2018, or the Effective Date, the Company entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility, with CCT, FS Investment Corporation II, or FSIC II, FS Investment Corporation III, or FSIC III, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. As of the Effective Date, the Senior Secured Revolving Credit Facility provides for a sublimit available for the Company to borrow up to $685,000 of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and subject to the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of CCT, FSIC II and FSIC III, as additional borrowers, and the obligations of the other borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000. The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, including Race Street Funding LLC, IC American Energy Investments, Inc., FSIC Investments, Inc., IC Altus Investments, LLC, IC Arches Investments, LLC and Hamilton Street Funding LLC. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.

Availability under the Senior Secured Revolving Credit Facility will terminate on August 9, 2022, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on August 9, 2023. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.

The proceeds of the Senior Secured Revolving Credit Facility drawn by the Company on the Effective Date were used in part to prepay in full all loans outstanding on the Effective Date under (i) the Senior Secured Revolving Credit Agreement, dated as of April 3, 2014, by and among the Company, the lenders party thereto and ING as administrative agent (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date), or the ING Credit Facility, and (ii) the Loan and Security Agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, the lenders party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date), or the Hamilton Street Credit Facility.

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the total value of the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.85 times the combined debt amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the borrowing base is less than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Senior Secured Revolving Credit Facility.

In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition,

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.

The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.

The Company incurred costs in connection with obtaining the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs, along with $1,756 of unamortized fees from the ING Credit Facility, on its consolidated balance sheets and which the Company amortizes to interest expense over the life of the facility. As of September 30, 2018, $6,213 of such deferred financing costs had yet to be amortized to interest expense.

Hamilton Street Credit Facility

In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated the Hamilton Street Credit Facility. The $1,297 of remaining unamortized deferred financing costs for the Hamilton Street Credit Facility were charged to interest expense.

ING Credit Facility

In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated the ING Credit Facility. The Company incurred costs in connection with obtaining the ING Credit Facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of August 9, 2018, $1,756 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the terms of the Senior Secured Revolving Credit Facility, the remaining unamortized deferred financing costs of $1,756 will be amortized over the contractual term of the Senior Secured Revolving Credit Facility.

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

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$9.30	$9.41
Results of operations(2)
Net investment income (loss)	0.63	0.83
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	(0.76)	(0.08)

Net increase (decrease) in net assets resulting from operations	(0.13)	0.75

Stockholder distributions(3)
Distributions from net investment income	(0.57)	(0.86)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.86)

Capital share transactions
Issuance of common stock(4)	—	0.00
Repurchases of common stock(5)	0.04	—

Net increase (decrease) in net assets resulting from capital share transactions	0.04	—

Net asset value, end of period	$8.64	$9.30

Per share market value, end of period	$7.05	$7.35

Shares outstanding, end of period	239,154,069	245,725,416

Total return based on net asset value(6)	(0.97)%	7.97%

Total return based on market value(7)	3.47%	(21.39)%

Ratio/Supplemental Data:
Net assets, end of period	$2,066,861	$2,284,723
Ratio of net investment income to average net assets(8)	9.20%	8.86%
Ratio of total operating expenses to average net assets(8)	8.52%	9.48%
Ratio of net operating expenses to average net assets(8)	8.35%	9.37%
Portfolio turnover(9)	14.49%	29.17%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,557,041	$1,721,750
Asset coverage per unit(10)	2.33	2.33

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s DRP is an increase to the net asset value of less than $0.01 per share during the year ended December 31, 2017.

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

(8)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2018 are annualized. Annualized ratios for the nine months ended September 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the nine months ended September 30, 2018 and year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	1.38%	2.19%
Ratio of interest expense to average net assets	3.71%	3.44%
Ratio of excise taxes to average net assets	—	0.23%

(9)	Portfolio turnover for the nine months ended September 30, 2018 is not annualized.
(10)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. CCT Acquisition

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

Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of 2018, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and CCT stockholders, (2) the absence of

FS Investment Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. CCT Acquisition (continued)

certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for the Company’s common stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2018 and for the Year Ended December 31, 2017

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2018:

Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$184,495	$540,928
Sales and Repayments	(223,419)	(789,617)

Net Portfolio Activity	$(38,924)	$(248,689)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$144,803	78%	$391,747	72%
Senior Secured Loans—Second Lien	33,986	18%	57,269	11%
Senior Secured Bonds	3,436	2%	46,541	9%
Subordinated Debt	942	1%	10,211	2%
Collateralized Securities	1,287	1%	2,140	0%
Equity/Other	41	0%	33,020	6%

Total	$184,495	100%	$540,928	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	(Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,495,810	$2,458,801	70%	$2,501,103	$2,520,994	64%
Senior Secured Loans—Second Lien	162,012	138,841	4%	222,232	197,588	5%
Senior Secured Bonds	193,218	184,260	5%	157,699	161,650	4%
Subordinated Debt	419,260	334,991	10%	500,626	489,761	13%
Collateralized Securities	46,722	50,363	1%	47,471	54,319	1%
Equity/Other	345,003	369,996	10%	387,715	501,922	13%

Total	$3,662,025	$3,537,252	100%	$3,816,846	$3,926,234	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Number of Portfolio Companies	92	100
% Variable Rate (based on fair value)	72.2%	69.4%
% Fixed Rate (based on fair value)	17.3%	17.8%
% Income Producing Equity/Other Investments (based on fair value)	2.5%	2.3%
% Non-Income Producing Equity/Other Investments (based on fair value)	8.0%	10.5%
Average Annual EBITDA of Portfolio Companies	$92,500	$85,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.5%	99.5%
% of Investments on Non-Accrual (based on fair value)	2.7%	0.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.6%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	11.1%	10.5%

For the nine months ended September 30, 2018, our total return based on net asset value was (0.97)% and our total return based on market value was 3.47%. For the year ended December 31, 2017, our total return based on net asset value was 7.97% and our total return based on market value was (21.39)%.

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

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2018:

New Direct Originations	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Total Commitments (including unfunded commitments)	$250,578	$493,429
Exited Investments (including partial paydowns)	(125,119)	(599,806)

Net Direct Originations	$125,459	$(106,377)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$214,113	85%	$436,125	89%
Senior Secured Loans—Second Lien	36,465	15%	40,632	8%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	833	0%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	15,839	3%

Total	$250,578	100%	$493,429	100%

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Average New Direct Origination Commitment Amount	$27,842	$18,978
Weighted Average Maturity for New Direct Originations	3/19/24	3/26/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.6%	10.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.6%	10.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.2%	10.5%

The following table presents certain selected information regarding our direct originations as of September 30, 2018 and December 31, 2017:

Characteristics of All Direct Originations held in Portfolio	September 30, 2018	December 31, 2017
Number of Portfolio Companies	73	75
Average Annual EBITDA of Portfolio Companies	$89,500	$68,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.7x	4.9x
% of Investments on Non-Accrual	2.9%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.5%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.9%	10.4%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,277,054	93%	$3,606,608	92%
Opportunistic	239,560	7%	295,501	7%
Broadly Syndicated/Other	20,638	0%	24,125	1%

Total	$3,537,252	100%	$3,926,234	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$140,094	4%	$418,237	11%
2	2,416,127	68%	3,113,283	79%
3	852,523	24%	370,286	10%
4	5,196	0%	10,157	0%
5	123,312	4%	14,271	0%

Total	$3,537,252	100%	$3,926,234	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017

Revenues

Our investment income for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$75,515	80%	$86,763	84%	$234,417	81%	$244,007	79%
Paid-in-kind interest income	14,297	15%	10,670	10%	39,187	13%	29,078	9%
Fee income	4,362	5%	6,237	6%	9,808	3%	35,344	12%
Dividend income	345	0%	21	0%	7,700	3%	21	0%

Total investment income(1)	$94,519	100%	$103,691	100%	$291,112	100%	$308,450	100%

(1)

Such revenues represent $78,328 and $91,979 of cash income earned as well as $16,191 and $11,712 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2018 and 2017, respectively, and represent $247,710 and $275,583 of cash income earned as well as $43,402 and $32,867 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest and fee income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 can be primarily attributed to the placement of certain assets on non-accrual and net sales and repayment activity during the three months ended September 30, 2018. The increase in PIK interest income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in LIBOR.

The decrease in interest and fee income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 can be primarily attributed to the placement of certain assets on non-accrual and net sales and repayment activity during the nine months ended September 30, 2018 and the repayment of certain large investments during the nine months ended September 30, 2017. The increase in PIK interest income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the restructuring of certain assets into assets with a higher PIK interest rate and an increase in LIBOR.

The increase in dividend income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the nine months ended September 30, 2018.

Expenses

Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$14,259	$18,038	$47,426	$54,772
Subordinated income incentive fees	—	12,662	22,905	37,426
Administrative services expenses	1,125	750	2,601	2,226
Accounting and administrative fees	210	254	713	774
Interest expense	20,671	19,885	61,506	58,941
Directors’ fees	227	277	997	822
Expenses associated with our independent audit and related fees	114	114	337	337
Legal fees	253	147	749	411
Printing fees	100	300	690	698
Stock transfer agent fees	35	45	95	104
Other	1,443	571	3,285	2,241

Total operating expenses	$38,437	$53,043	$141,304	$158,752
Management fee waiver	—	—	(2,776)	—

Total net expenses	$38,437	$53,043	$138,528	$158,752

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	1.81%	2.32%	6.39%	6.91%
Ratio of management fee waiver to average net assets(1)	—	—	(0.13)%	—

Ratio of net operating expenses to average net assets	1.81%	2.32%	6.26%	6.91%
Ratio of incentive fees and interest expense to average net assets(1)	0.97%	1.42%	3.81%	4.19%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.84%	0.90%	2.45%	2.72%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $56,082 ($0.23 per share) and $50,648 ($0.21 per share) for the three months ended September 30, 2018 and 2017, respectively. The increase in net investment income can be attributed primarily to the reduction of the subordinated income incentive fee and management fee, which was partially offset by lower interest income during the three months ended September 30, 2018 as discussed above.

Our net investment income totaled $152,584 ($0.63 per share) and $149,698 ($0.61 per share) for the nine months ended September 30, 2018 and 2017, respectively. The increase in net investment income can be attributed primarily to the reduction of the management fee and subordinated income incentive fee, which was partially offset by lower interest and fee income during the nine months ended September 30, 2018 as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$23,895	$(18,216)	$50,217	$(133,384)
Net realized gain (loss) on foreign currency	5,993	(19)	6,090	165

Total net realized gain (loss)	$29,888	$(18,235)	$56,307	$(133,219)

(1)

We sold investments and received principal repayments, respectively, of $133,214 and $90,205 during the three months ended September 30, 2018 and $41,655 and $183,828 during the three months ended September 30, 2017. We sold investments and received principal repayments, respectively, of $301,975 and $487,642 during the nine months ended September 30, 2018 and $259,525 and $640,835 during the nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(90,891)	$54,179	$(234,161)	$155,684
Net change in unrealized appreciation (depreciation) on secured borrowing	—	3	—	(7)
Net change in unrealized gain (loss) on foreign currency	(6,419)	(1,197)	(4,483)	(4,923)

Total net change in unrealized appreciation (depreciation)	$(97,310)	$52,985	$(238,644)	$150,754

During the three and nine months ended September 30, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2018, the net decrease in net assets resulting from operations was $11,340 ($0.05 per share) compared to a net increase in net assets resulting from operations of $85,398 ($0.35 per share) during the three months ended September 30, 2017.

For the nine months ended September 30, 2018, the net decrease in net assets resulting from operations was $29,753 ($0.12 per share) compared to a net increase in net assets resulting from operations of $167,233 ($0.68 per share) during the nine months ended September 30, 2017.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2018, we had $99,965 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $632,959 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2018, we had seventeen unfunded debt investments with aggregate unfunded commitments of $178,424 and one unfunded commitment to purchase up to $71 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/KKR Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “ —Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2018:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	$425,000		$—	November 1, 2020
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	52,041	(3)	632,959	August 9, 2023
4.000% Notes due 2019	Unsecured Notes	4.00%	400,000		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405,000		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275,000		—	May 15, 2022

Total			$1,557,041		$632,959

(1)	The carrying amount outstanding under the facility approximates its fair value.
(2)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to a combined debt amount calculation.
(3)

Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €26,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $28,200 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

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

Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. On November 1, 2018, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about January 2, 2019 to stockholders of record as of the close of business on December 12, 2018. On October 12, 2018, the Company’s board of directors declared a special distribution of $0.09 per share, which will be paid on or about December 3, 2018 to stockholders of record as of the close of business on November 19, 2018. This special distribution equates to the cumulative amount of net investment income earned during the twelve months following October 1, 2017 that was in excess of $0.76 per share. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2018 or 2017 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.22275	$54,485
June 30, 2017	0.22275	54,607
September 30, 2017	0.22275	54,733

Total	$0.66825	$163,825

Fiscal 2018
March 31, 2018	$0.19000	$46,683
June 30, 2018	0.19000	45,945
September 30, 2018	0.19000	45,481

Total	$0.57000	$138,109

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2018 and 2017.

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

For the nine months ended September 30, 2018, we recognized $4,352 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we did not incur any interest or penalties.

See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FB Advisor during the nine months ended September 30, 2018 and 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2018 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Locust Street Credit Facility(2)	November 1, 2020	$425,000	—	$425,000	—	—
Senior Secured Revolving Credit Facility(3)	August 9, 2023	$52,041	—	—	$52,041	—
4.000% Notes due 2019	July 15, 2019	$400,000	$400,000	—	—	—
4.250% Notes due 2020	January 15, 2020	$405,000	—	$405,000	—	—
4.750% Notes due 2022	May 15, 2022	$275,000	—	—	$275,000	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At September 30, 2018, no amounts remained unused under the financing arrangement.

(3)

At September 30, 2018, $632,959 remained unused under the Senior Secured Revolving Credit Facility. Amounts outstanding under the Senior Secured Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 9, 2023. Amount includes borrowing in Euros and Canadian dollars. Euro balance outstanding of €26,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $28,200 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 72.2% of our portfolio investments (based on fair value) paid variable interest rates, 17.3% paid fixed interest rates, 2.5% were income producing equity or other investments, and the remaining 8.0% consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Locust Street credit facility and the Senior Secured Revolving credit facility, we borrow at a floating rate based on a benchmark interest rate. Under the indenture governing the 4.000% notes, the 4.250% notes and the 4.750% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2018 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(24,418)	$(4,692)	$(19,726)	(7.1)%
No change	—	—	—	—
Up 100 basis points	25,239	4,692	20,547	7.4%
Up 300 basis points	76,530	14,077	62,453	22.3%
Up 500 basis points	127,993	23,462	104,531	37.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018, and in the joint proxy statement/prospectus for the Merger (filed on September 27, 2018).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2018, our board of directors authorized a stock repurchase program. Under the program, we were permitted to repurchase up to $50 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value per share. We repurchased a total of 6,571,347 shares our common stock at an average price per share (inclusive of commissions paid) of $7.61 (totaling $50 million). The program has terminated since the aggregate repurchase amount that was approved by our board of directors has been expended.

Repurchases of our common stock under our stock repurchase program for the periods below were as follows (dollar amounts in the table below are presented in thousands, except for share and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	1,107,988	$7.7608	1,107,988	$2,608
August 1, 2018 through August 31, 2018	340,696	7.6542	340,696	—
September 1, 2018 through September 30, 2018	—	—	—	—

	1,448,684	$7.7357	1,448,684

(1)	Amount includes commissions paid.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

10.1	Investment Advisory Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.4	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.5	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.6	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.7	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.8	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2018.

FS INVESTMENT CORPORATION

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)