Form 10-K
period 2018-12-31
FS KKR Capital Corp
filed 2019-02-28
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00757

FS KKR Capital Corp.

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

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion.

There were 525,332,697 shares of the registrant’s common stock outstanding as of February 26, 2019.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.

Item 1.	Business.

Summary

FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, we had total assets of approximately $7.7 billion.

We are managed by FS/KKR Advisor, LLC, or the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•	utilizing the experience and expertise of the management team of the Advisor;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $25 million to $100 million at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•

maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure and approval requirements are met.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.

Corporate Capital Trust, Inc. Acquisition

On December 19, 2018, we completed our acquisition of Corporate Capital Trust, Inc., or CCT, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of July 22, 2018, by and among us, CCT, IC Acquisition, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. Pursuant to the Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company, or the Merger. In accordance with the terms of the Merger Agreement, at the time of the transactions contemplated by the Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of our common stock. As a result, we issued an aggregate of approximately 292,324,670 shares of our common stock to former CCT stockholders. Following the consummation of the Merger, we entered into a new investment advisory agreement, or the investment advisory agreement, with the Advisor, which replaced the existing investment advisory agreement, dated as of April 9, 2018, by and between us and the Advisor, or the prior investment advisory agreement.

About the Advisor

The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer, and Todd C. Builione, our president, serves as the Advisor’s president.

The Advisor’s management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor’s management team, will allow the Advisor to successfully execute our investment strategies.

Our board of directors, including a majority of independent directors, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the investment advisory agreement, will review the investment advisory agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting the industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia with offices in New York, NY, Orlando, FL, and Washington, DC. The firm had approximately $23 billion in assets under management as of December 31, 2018.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $65.6 billion of assets under management as of December 31, 2018 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $194.7 billion in assets under management as of December 31, 2018, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

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

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

Middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately 4% of overall middle market loan volume in 2018 and 1% of overall middle market loan volume in 2017, down from nearly 25% in 2000. However, the continuation of lower levels of participation by traditional financial institutions in the middle market is uncertain as a result of changing investment opportunities in the broader market and a potentially changing regulatory landscape.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

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

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Joint Venture

We also co-invest with Conway Capital, LLC, or Conway, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, through Strategic Credit Opportunities Partners, LLC, or SCJV, a joint venture with Conway. Conway was formed by Guggenheim Life and Annuity Company and Delaware Life Insurance Company to invest in SCJV and does not have an independent business. SCJV was formed in May 2016 to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and Conway each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as all other significant actions for SCJV. As of December 31, 2018, SCJV had total capital commitments of $500 million, $437.5 million of which was from us and the remaining $62.5 million of which was from Conway. As of December 31, 2018, we had funded approximately $294.0 million of our commitment. Additionally, as of December 31, 2018,

SCJV had $350 million of borrowing capacity through a revolving credit facility with Goldman Sachs Bank with a maturity date of September 29, 2021. As of December 31, 2018, our investment in SCJV was approximately $299.3 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of the Advisor’s senior management team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

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

Disciplined, income-oriented investment philosophy

The Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

The Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

International capital markets capabilities

The Advisor leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets team to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk.

Ability to create bespoke financing solutions through asset based finance

The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved and mispriced asset classes, including across the aircraft, consumer finance, real estate and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.

Operating and Regulatory Structure

Our investment activities are managed by the Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory agreement, we have agreed to pay the Advisor an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Advisor.

From time to time, the Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that the Advisor believes will aid it in achieving our investment objectives. The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to our administration agreement, dated April 9, 2018, or the administration agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Investment Types

We primarily focus on the following investment types:

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Convertible Securities

We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.

Structured Products

We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.

Derivatives

We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Advisor.

Investments in Private Investment Funds

We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.

Investments with Third-Parties

We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former personnel of the Advisor or its affiliates or associated persons.

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

We seek to limit the downside potential of our investment portfolio by, among other things:

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

We may also enter into interest rate hedging transactions at the sole discretion of the Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

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

Investment Process

The investment professionals employed by the Advisor or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.

Our Transaction Process

Sourcing

The relationships of the Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, access to KKR & Co.’s Capital Markets and KKR’s Principal Finance strategies provide us with additional origination opportunities.

Evaluation

Screening. Once a potential investment has been identified, the Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.

Pipeline/Risk Update. Upon review of the full deal pipeline, the Advisor raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Advisor to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.

Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:

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

Execution

Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Advisor works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.

Post-Investment Monitoring

Portfolio Monitoring. The Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, the Advisor and any other professionals or materials that our board of directors deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Advisor will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisor, will retain any fees paid for such assistance.

Exit

While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2018 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on December 3, 2018 and expiring on December 3, 2019. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. You may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fskkrcapitalcorp.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and the Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of the Advisor are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our independent directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

The Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS KKR Capital Corp., 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

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

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor’s senior management team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”

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

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may retain additional investment personnel based upon its needs.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fskkrcapitalcorp.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

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

Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

We may invest in European companies and companies that have operations that may be affected by the Eurozone economy.

We may invest in European companies and companies that have operations that may be affected by the Eurozone economy. For example, concerns regarding the sovereign debt of various Eurozone countries and proposals for investors to incur substantial write-downs and reductions in the face value of certain countries’ sovereign debt have given rise to new concerns about sovereign defaults, particularly following the vote by the United Kingdom to leave the European Union, or EU, and the possibility that one or more further countries might leave the EU or the Eurozone and various proposals for support of affected countries and the Euro as a currency. The outcome of this situation cannot yet be predicted. Sovereign debt defaults and EU and/or Eurozone exits, could have material adverse effects on our investments in European companies, including, but not limited to, the availability of credit to support such companies’ financing needs, uncertainty and disruption in relation to financing, customer and supply contracts denominated in the Euro and wider economic disruption in markets served by those companies, while austerity and other measures introduced in order to limit or contain these issues may themselves lead to economic contraction and resulting adverse effects for our business, financial condition and results of operations. It is possible that a number of our investments will be denominated in the Euro. Greece, Ireland and Portugal received one or more “bailouts” from other members of the EU. Although several countries in the Eurozone have agreed to multi-year bailout loans with the European Central Bank and the International Monetary Fund, it is unclear how much additional funding these countries, or other Eurozone countries, will require. Legal uncertainty about the funding of Euro denominated obligations following any breakup or exits from the Eurozone (particularly in the case of investments in companies in affected countries) could also have material adverse effects on our business, financial condition and results of operations.

On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU, triggering political, economic and legal uncertainty. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggered a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. The United Kingdom’s exit from the EU will impact us and ours investments (and their underlying issuers) in a variety of ways, not all of which are currently readily apparent immediately following the exit vote. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan. Further, the vote by the United Kingdom to leave the EU may increase the likelihood of similar referenda in other member states of the EU, which could result in additional departures from the EU and may trigger steps by countries within the United Kingdom to leave the United Kingdom. The uncertainty resulting from any such developments, or the possibility of such developments, would also be likely to cause significant market disruption in the EU and the United Kingdom and more broadly across the global economy, as well as introduce further legal, tax and regulatory uncertainty in the EU and the United Kingdom.

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.

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

Risks Related to Our Business and Structure

Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if our agreement with the Advisor were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor, as well as its senior management teams. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on the Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. the Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, each of the investment advisory agreement and administration agreement has termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.

The Advisor is a recently-formed investment adviser with a limited track record of acting as an investment adviser to a BDC, and any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.

The Advisor is a recently-formed investment adviser jointly operated by an affiliate of FS Investments and KKR Credit with limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both affiliates of FS Investments and KKR Credit have individually acted as investment advisers to BDCs previously, the Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments’ and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If the Advisor fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisor has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of CCT’s investment portfolio with ours and the integration of CCT’s business with ours. There can be no assurance that CCT’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of the Advisor’s resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of CCT’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.

It is also possible that our estimates of the Merger-related potential cost savings could ultimately be incorrect. If our estimates turn out to be incorrect or if we are not able to successfully combine CCT’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

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

Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization to include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.

The SBCA Act allows us to incur additional leverage.

On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in the Section 57(o) of the 1940 Act, of our board of directors or (2) a majority of votes cast at a special or annual meeting of our stockholders. As a result, we may be able to incur additional indebtedness in the future, and, therefore the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and BDCs. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

Risks Related to the Advisor and its Affiliates

The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.

The Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets. Because the incentive fee is based on the performance of our portfolio, the Advisor may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, the Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Advisor incentive compensation on income that we have not received.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

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

There may be conflicts of interest related to obligations the Advisor’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Advisor is also the investment adviser to FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

The time and resources that individuals employed by the Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither the Advisor, nor persons providing services to us on behalf of the Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The Advisor’s liability is limited under each of the investment advisory agreement and the administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to each of the investment advisory agreement and the administration agreement, the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the investment advisory agreement or the administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory agreement or the administration agreement, as applicable. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.

Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.

The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

Investments in Private Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after it has made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

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

International investments create additional risks.

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;

•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•

the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•

deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.

We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.

We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Advisor. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.

Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.

In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to stockholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our stockholders.

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a

LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.

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

Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.

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

•

An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Advisor’s future base management fees which, thus, increases the Advisor’s future income incentive fees at a compounding rate;

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

•	Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

•

The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

•	Original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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

In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Advisor. See “Risks Related to the Advisor and its Affiliates—The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.”

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $7.7 billion in total assets, (ii) a weighted average cost of funds of 4.53%, (iii) $4.2 billion in debt outstanding (i.e., assumes that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of December 31, 2018) and (iv) $4.2 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders	(22.86)%	(13.70)%	(4.53)%	4.64%	13.80%

Similarly, assuming (i) $7.7 billion in total assets, (ii) a weighted average cost of funds of 4.53% and (iii) $4.2 billion in debt outstanding (i.e., assuming that the maximum amount of debt permitted under the 1940 Act minimum asset coverage requirement is outstanding as of December 31, 2018), our assets would need to yield an annual return (net of expenses) of approximately 2.47% in order to cover the annual interest payments on our outstanding debt.

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

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. In the recent past, including during much of 2009, the stocks of BDCs as an industry traded below net asset value and at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on December 3, 2019. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after December 3, 2019.

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

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 750,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or

BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

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

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of our BDC or RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Advisor’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the economy;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

In past years, we obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on December 3, 2019. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period following stockholder approval. If such approval is obtained, it may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income for the taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

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

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in millions unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE since April 16, 2014. Our common stock traded under the ticker symbol “FSIC” until December 19, 2018 and has traded under the ticker symbol “FSK” since December 20, 2018. Prior to April 16, 2014, there was no public market for our common stock. Our shares of common stock have historically traded at prices both above and below our net asset value per share. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See “Risk Factors—Risks Related to an Investment in Our Common Stock—Our shares of common stock may trade at a discount to net asset value.”

As of February 25, 2019, we had 5,102 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

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

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2018, 2017 and 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.89100	$217
2017	$0.85825	$211
2018(1)	$0.85000	$205

(1)	Includes a $0.09 per share special cash distribution that was paid on December 3, 2018.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Stock Repurchase Programs

February 2018 Share Repurchase Program

In February 2018, our board of directors authorized a stock repurchase program. Under the program, we were permitted to repurchase up to $50 in the aggregate of our outstanding common stock in the open market at prices below the then current net asset value per share. During the year ended December 31, 2018, we repurchased 6,571,347 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $7.61 (totaling $50). The program has terminated since the aggregate repurchase amount that was approved by our board of directors has been expended.

December 2018 Share Repurchase Program

In December 2018, our board of directors authorized a stock repurchase program. Under the program, we are permitted to repurchase up to $200 in the aggregate of our outstanding common stock in the open market at prices below the then current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by us, based upon the evaluation of economic and market conditions, our stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through December 19, 2019, unless extended, or until the aggregate repurchase amount that has been approved by our board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

During the period from January 1, 2019 to February 26, 2019, we repurchased 6,146,042 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.34 (totaling $39).

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2018 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of operations data:
Investment income	$394	$419	$423	$475	$465
Operating expenses
Total expenses and excise taxes	192	218	216	210	226
Less: Management fee waiver	(3)	(3)	—	—	(3)

Net expenses and excise taxes	189	215	216	210	223

Net investment income (loss)	205	204	207	265	242
Total net realized and unrealized gain (loss)	364	(22)	87	(227)	(47)

Net increase (decrease) in net assets resulting from operations	$569	$182	$294	$38	$195

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.82	$0.83	$0.85	$1.10	$0.97

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$2.26	$0.74	$1.21	$0.16	$0.78

Distributions declared(2)	$0.85	$0.86	$0.89	$0.89	$1.08

Balance sheet data:
Total assets	$7,705	$4,104	$4,110	$4,148	$4,355

Credit facilities, notes, secured borrowing and repurchase agreement payable	$3,391	$1,712	$1,694	$1,823	$1,864

Total net assets	$4,166	$2,285	$2,297	$2,209	$2,367

Other data:
Total return based on net asset value(3)	(6.56)%	7.97%	13.19%	1.63%	7.17%
Total return based on market value(4)	(20.15)%	(21.39)%	25.91%	(0.78)%	5.52%
Number of portfolio company investments at period end	204	100	102	114	118
Total portfolio investments for the period(5)	$5,189	$1,284	$1,158	$1,648	$2,178
Proceeds from sales and prepayments of investments	$1,187	$1,135	$1,588	$1,626	$2,122

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(5)	Total portfolio investments for the year ended December 31, 2018 include investments acquired at fair value of $4,168 in connection with the Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

We are externally managed by the Advisor pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the prior investment advisory agreement with the Advisor, which replaced an investment advisory agreement with our former investment adviser, FB Income Advisor, LLC. Following the consummation of the Merger, we entered into the investment advisory agreement with the Advisor, which replaced the prior investment advisory agreement.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

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

Corporate Capital Trust, Inc. Acquisition

On December 19, 2018, we completed the Merger. Pursuant to the Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company. In accordance with the terms of the Merger Agreement, at the time of the transactions contemplated by the Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of our common stock. As a result, we issued an aggregate of approximately 292,324,670 shares of our common stock to former CCT stockholders. Following the consummation of the Merger, we entered into the investment advisory agreement, which replaced the prior investment advisory agreement.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory agreement and the administration agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Pursuant to the administration agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or the Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments; and

•

all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018 and 2017:

	For the Year Ended
Net Investment Activity	December 31, 2018	December 31, 2017
Purchases(1)	$5,189	$1,284
Sales and Repayments	(1,187)	(1,135)

Net Portfolio Activity	$4,002	$149

	For the Year Ended
	December 31, 2018		December 31, 2017
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,328	44.9%	$955	74.4%
Senior Secured Loans—Second Lien	1,108	21.4%	77	6.0%
Other Senior Secured Debt	240	4.6%	86	6.7%
Subordinated Debt	404	7.8%	119	9.3%
Asset Based Finance	446	8.5%	—	—
Strategic Credit Opportunities Partners, LLC	294	5.7%	—	—
Equity/Other	369	7.1%	47	3.6%

Total	$5,189	100.0%	$1,284	100.0%

(1)	Purchases and new investments for the year ended December 31, 2018 include investments acquired at fair value of $4,168 in connection with the Merger.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$4,105	$4,001	54.2%	$2,501	$2,521	64.2%
Senior Secured Loans—Second Lien	1,171	1,118	15.1%	222	197	5.0%
Other Senior Secured Debt	386	336	4.6%	158	162	4.1%
Subordinated Debt	495	429	5.8%	368	355	9.1%
Asset Based Finance	641	659	8.9%	181	190	4.8%
Strategic Credit Opportunities Partners, LLC	294	299	4.0%	—	—	—
Equity/Other	664	545	7.4%	387	501	12.8%

Total	$7,756	$7,387	100.0%	$3,817	$3,926	100.0%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Number of Portfolio Companies	204	100
% Variable Rate Debt Investments (based on fair value)	67.6%	69.4%
% Fixed Rate Debt Investments (based on fair value)	12.1%	16.4%
% Other Income Producing Investments (based on fair value)	11.9%	3.7%
% Non-Income Producing Investments (based on fair value)(1)	8.4%	10.5%
% of Investments on Non-Accrual (based on fair value)	1.0%	0.2%
Weighted Average Annual Yield on Income Producing Investments(2)	10.8%	10.5%

(1)	Does not include investments on non-accrual status.
(2)

Represents the expected yield based on the composition of the portfolio as of the applicable date. Our yield may be higher than an investor’s yield on an investment in shares of our common stock because it does not reflect sales commissions or charges that may be incurred in connection with the purchase or sale of such shares, or operating expenses that may be incurred by us. Our yield does not represent an actual investment return to stockholders, is subject to change and, in the future, may be greater or less than the rates set forth herein. The weighted average annual yield for accruing debt investments is computed as (i) the sum of (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period. Asset based finance investments with an effective interest rate are being included in the calculation.

For the year ended December 31, 2018, our total return based on net asset value was (6.56)% and our total return based on market value was (20.15)%. For the year ended December 31, 2017, our total return based on net asset value was 7.97% and our total return based on market value was (21.39)%. See footnotes 7 and 8 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of December 31, 2018 and 2017:

Characteristics of All Direct Originations held in Portfolio	December 31, 2018	December 31, 2017
Number of Portfolio Companies	129	75
Median Annual EBITDA of Portfolio Companies	$56	$43
Median Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.0x	4.9x
% of Investments on Non-Accrual	1.0%	—
Total Cost of Direct Originations	$6,808.3	$3,479.2
Total Fair Value of Direct Originations	$6,509.7	$3,606.6
% of Total Investments, at Fair Value	88.1%	91.9%
Weighted Average Annual Yield for Accruing Debt Investments(1)	10.9%	10.4%

(1)

The weighted average annual yield for accruing debt investments is computed as (i) the sum of (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period. Asset based finance investments with an effective interest rate are being included in the calculation.

Portfolio Composition by Industry Classification

See Note 6 to our audited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The Advisor formerly used an investment rating scale of 1 to 5. For the investment ratings as of December 31, 2017, the Advisor has reclassified investments as follows: investments that were ranked a 1 or 2 are now ranked a 1, investments that were ranked a 3 are now ranked a 2, investments that were ranked a 4 are now ranked a 3 and investments that were ranked a 5 are now ranked a 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$3,888	53%	$3,532	90%
2	3,102	42%	370	9%
3	220	3%	10	0%
4	177	2%	14	0%

Total	$7,387	100%	$3,926	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Revenues

Our investment income for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$317	80.4%	$334	79.7%	$351	83.0%
Paid-in-kind interest income	55	14.0%	41	9.8%	33	7.8%
Fee income	13	3.3%	44	10.5%	36	8.5%
Dividend income	9	2.3%	—	—	3	0.7%

Total investment income(1)	$394	100.0%	$419	100.0%	$423	100.0%

(1)

Such revenues represent $332, $373 and $382 of cash income earned as well as $62, $46 and $41 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest and fee income during the year ended December 31, 2018 compared to the year ended December 31, 2017 can be primarily attributed to the placement of certain assets on non-accrual and net sales and repayment activity during the year ended December 31, 2018 and the repayment of certain large investments during the year ended December 31, 2017, partially offset by the increase in interest income from the acquired CCT assets for the last twelve days of the year. The increase in PIK interest income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the restructuring of certain assets into assets with a higher PIK interest rate and an increase in LIBOR.

The increase in dividend income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the year ended December 31, 2018.

The decrease in interest income and increase in PIK interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 can be primarily attributed to the prepayment and restructuring of certain higher yielding assets into assets with a higher PIK paying component. The higher fee income during this same period can be attributed to such increased prepayment and restructuring activity.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Management fees	$63	$73	$71
Subordinated income incentive fees	26	50	52
Administrative services expenses	4	3	4
Accounting and administrative fees	1	1	1
Interest expense	84	79	74
Directors’ fees	1	1	1
Expenses associated with our independent audit and related fees	1	1	1
Legal fees	1	1	1
Printing fees	1	1	1
Other(1)	3	3	4

Total operating expenses	$185	$213	$210
Management fee waiver	(3)	(3)	—

Net operating expenses before taxes	182	210	210
Excise taxes	7	5	6

Total net expenses, including excise taxes	$189	$215	$216

(1)	Other expenses during the years ended December 31, 2018 and 2016 include $1 each of breakage fees associated with the paydown of certain debt facilities during the respective periods.

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Ratio of operating expenses and excise taxes to average net assets	8.57%	9.48%	9.69%
Ratio of management fee waiver to average net assets	(0.13)%	(0.11)	—

Ratio of net operating expenses to average net assets	8.44%	9.37%	9.69%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.23%	5.85%	5.91%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.21%	3.52%	3.78%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $205 ($0.82 per share), $204 ($0.83 per share) and $207 ($0.85 per share) for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in net investment income for the year December 31, 2018 compared to December 31, 2017 can be attributed to lower income as discussed above, offset by lower expenses during the year ended December 31, 2018 resulting from lower management and incentive fees.

The decrease in net investment income for the year ended December 31, 2017 compared to December 31, 2016 can be attributed lower income during 2017 and 2016 as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, secured borrowing and foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Net realized gain (loss) on investments(1)	$(125)	$(142)	$(64)
Net realized gain (loss) on swap contracts	0	—	—
Net realized gain (loss) on secured borrowing	—	(0)	—
Net realized gain (loss) on foreign currency	6	0	0

Total net realized gain (loss)	$(119)	$(142)	$(64)

(1)

We sold investments and received principal repayments, respectively, of $553 and $634 during the year ended December 31, 2018, $350 and $785 during the year ended December, 31, 2017 and $547 and $1,041 during the year ended December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and unrealized gain (loss) on foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments	$(218)	$126	$149
Net change in unrealized appreciation (depreciation) on swap contracts	(16)	—	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	—	—
Net change in unrealized appreciation (depreciation) on secured borrowing	—	0	(0)
Net change in unrealized gain (loss) on foreign currency	(3)	(6)	2
Change in unrealized appreciation from merger accounting	717	—	—

Total net change in unrealized appreciation (depreciation)	$483	$120	$151

During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily due to the decrease in valuation of certain of our equity/other investments, as well as the recognition of fair value of investments after the allocation of purchase price discount was applied to the fair value of CCT’s investments in connection with the Merger. See Note 13 to our consolidated financial statements included herein for a discussion of the Merger. During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses combined with depreciation of certain equity positions. During the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by a general tightening of credit spreads and an increase in the valuation of certain of our energy investments and Caesars Entertainment Operating Co., Inc. loans following positive developments in restructuring efforts concerning those loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2018, 2017 and 2016, the net increase in net assets resulting from operations was $569 ($2.26 per share), $182 ($0.74 per share) and $294 ($1.21 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2018, we had $104 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,168 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2018, we had unfunded debt investments with aggregate unfunded commitments of $172.4, unfunded equity commitments of $386.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2018:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT New York Funding Credit Facility(1)	Revolving Credit Facility	L+2.50%	$240		$60	January 16, 2021
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75%-2.00%(2)	183		117	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425		—	November 1, 2020
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75%-2.00%(3)	1,224	(4)	991	August 9, 2023
4.000% Notes due 2019	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022	Unsecured Notes	5.00%	245		—	June 28, 2022

Total			$3,397		$1,168

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €25 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $24 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £3 has been converted to U.S dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2018, 2017 or 2016 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2018, 2017 and 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.89100	$217
2017	$0.85825	$211
2018(1)	$0.85000	$205

(1)	Includes a $0.09 per share special cash distribution that was paid on December 3, 2018.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2018, 2017 and 2016.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, the Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•

the Advisor then provides the valuation committee of our board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

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

The Advisor, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.

See Note 8 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

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

For the year ended December 31, 2018, we recognized $7 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we did not incur any interest or penalties.

See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.

Partial Loan Sales

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

Derivative Instruments

Our derivative instruments include foreign currency forward contracts and cross currency swaps. We recognize all derivative instruments as assets or liabilities at fair value in our consolidated financial statements. Derivative contracts entered into by us are not designated as hedging instruments, and as a result, we present changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2018, 2017 and 2016.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2018 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT New York Funding Credit Facility(2)	January 16, 2021	$240	—	$240	—	—
CCT Tokyo Funding Credit Facility(3)	December 2, 2022	$183	—	—	$183	—
Locust Street Credit Facility(4)	November 1, 2020	$425	—	$425	—	—
Senior Secured Revolving Credit Facility(5)	August 9, 2023	$1,224	—	—	$1,224	—
4.000% Notes due 2019	July 15, 2019	$400	$400	—	—	—
4.250% Notes due 2020	January 15, 2020	$405	—	$405	—	—
4.750% Notes due 2022	May 15, 2022	$275	—	—	$275	—
5.000% Notes due 2022	June 28, 2022	$245	—	—	$245	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At December 31, 2018, $60 remained unused under the financing arrangement.

(3)	At December 31, 2018, $117 remained unused under the financing arrangement.

(4)	At December 31, 2018, no amounts remained unused under the financing arrangement.

(5)

At December 31, 2018, $991 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €25 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $24 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £3 has been converted to U.S dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 67.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 12.1% were debt investments paying fixed interest rates while 11.9% were other income producing investments, and the remaining 8.4% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the CCT New York Funding Credit Facility, CCT Tokyo Funding Credit Facility, Locust Street Credit Facility and Senior Secured Revolving Credit Facility, we borrow at a floating rate based on a benchmark interest rate. Under the indenture governing the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2018 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(48)	$(23)	$(25)	(4.9)%
No change	—	—	—	—
Up 100 basis points	50	23	27	5.3%
Up 300 basis points	152	69	83	16.5%
Up 500 basis points	255	116	139	27.8%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2018, 2017 and 2016 we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2018, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2018 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2018					Hedges As of December 31, 2018
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2018 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€304.5	$372.6	$309.7	$31.0		€290.7	$320.5
Canadian Dollars	C$	14.2	11.0	10.1	1.0	C$	4.4	3.3
British Pound Sterling		£6.2	9.3	9.4	0.9		£17.4	24.1
Australian Dollars	A$	10.0	7.7	0.4	—	A$	0.6	0.4
Swedish Kronor	kr	97.2	15.1	2.6	0.3	kr	—	—

Total			$415.7	$332.2	$33.2			$348.3

(1)	Excludes effect, if any, of any foreign currency hedges.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of December 31, 2018, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $348.3, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2018, we had outstanding borrowings denominated in foreign currencies of €25, CAD$24 and £3 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS KKR Capital Corp.

Philadelphia, Pennsylvania

Opinion on the Internal Control Over Financial Reporting

We have audited FS KKR Capital Corp.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS KKR Capital Corp. as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and our report dated February 27, 2019 expressed an unqualified opinion.

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

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS KKR Capital Corp.

Philadelphia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS KKR Capital Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS KKR Capital Corp. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS KKR Capital Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

February 27, 2019

Part I—FINANCIAL INFORMATION

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	December 31,
	2018	2017
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,457 and $3,533, respectively)	$6,217	$3,601
Non-controlled/affiliated investments (amortized cost—$382 and $197, respectively)	358	230
Controlled/affiliated investments (amortized cost—$917 and $87, respectively)	812	95

Total investments, at fair value (amortized cost—$7,756 and $3,817, respectively)	7,387	3,926
Cash	101	135
Foreign currency, at fair value (cost—$3 and $4, respectively)	3	4
Receivable for investments sold and repaid	144	3
Income receivable	60	31
Unrealized appreciation on foreign currency forward contracts	3	—
Deferred financing costs	6	3
Prepaid expenses and other assets	1	2

Total assets	$7,705	$4,104

Liabilities
Payable for investments purchased	$6	$2
Credit facilities payable (net of deferred financing costs of $2 and $3, respectively)(1)	2,070	639
Unsecured notes payable (net of deferred financing costs of $1 and $1, respectively)(1)	1,321	1,073
Unrealized depreciation on swap contracts	16	—
Unrealized depreciation on foreign currency forward contracts	0	—
Stockholder distributions payable	45	47
Management and investment adviser fees payable	20	15
Subordinated income incentive fees payable(2)	14	13
Administrative services expense payable	1	0
Interest payable	28	23
Directors’ fees payable	0	0
Other accrued expenses and liabilities	18	7

Total liabilities	3,539	1,819

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 531,478,739 and 245,725,416 shares issued and outstanding, respectively	1	0
Capital in excess of par value	4,235	2,273
Accumulated earnings (loss)(4)	(70)	12

Total stockholders’ equity	4,166	2,285

Total liabilities and stockholders’ equity	$7,705	$4,104

Net asset value per share of common stock at year end	$7.84	$9.30

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$305	$319	$345
Paid-in-kind interest income	34	32	28
Fee income	13	41	35
Dividend income	8	0	3
From non-controlled/affiliated investments:
Interest income	3	11	6
Paid-in-kind interest income	2	3	1
Fee income	—	3	1
From controlled/affiliated investments:
Interest income	9	4	0
Paid-in-kind interest income	19	6	4
Dividend income	1	—	—

Total investment income	394	419	423

Operating expenses
Management fees(1)	63	73	71
Subordinated income incentive fees(2)	26	50	52
Administrative services expenses	4	3	4
Accounting and administrative fees	1	1	1
Interest expense(3)	84	79	74
Directors’ fees	1	1	1
Other general and administrative expenses	6	6	7

Total operating expenses	185	213	210
Management fee waiver(1)	(3)	(3)	—

Net expenses	182	210	210

Net investment income before taxes	212	209	213
Excise taxes	7	5	6

Net investment income	205	204	207

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(116)	(98)	(64)
Non-controlled/affiliated investments	(9)	9	—
Controlled/affiliated investments	—	(53)	0
Net realized gain (loss) on swap contracts	0	—	—
Net realized gain (loss) on secured borrowing	—	0	—
Net realized gain (loss) on foreign currency	6	0	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(48)	137	139
Non-controlled/affiliated investments	(57)	(17)	9
Controlled/affiliated investments	(113)	6	1
Net change in unrealized appreciation (depreciation) on swap contracts	(16)	—	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	—	—
Net change in unrealized appreciation (depreciation) on secured borrowing	—	0	(0)
Net change in unrealized gain (loss) on foreign currency	(3)	(6)	2
Change in unrealized appreciation from merger accounting(4)	717	—	—

Total net realized and unrealized gain (loss)	364	(22)	87

Net increase (decrease) in net assets resulting from operations	$569	$182	$294

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$2.26 (5)	$0.74	$1.21

Weighted average shares outstanding	251,377,426	245,270,969	243,448,610

FS KKR Capital Corp.

Consolidated Statements of Operations (continued)

(in millions, except share and per share amounts)

(1)

See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s financing arrangements.

(4)	See Note 13 for a discussion of the Merger.

(5)	Includes $717 change in unrealized appreciation from merger accounting. Without such amount, net increase (decrease) in net assets resulting from operations would have been $(0.59).

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Changes in Net Assets

(in millions)

	Year Ended December 31,
	2018	2017	2016
Operations
Net investment income (loss)	$205	$204	$207
Net realized gain (loss) on investments, swap contracts, secured borrowing and foreign currency	(119)	(142)	(64)
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and secured borrowing(1)	(231)	126	149
Net change in unrealized gain (loss) on foreign currency	(3)	(6)	2
Change in unrealized appreciation from merger accounting	717	—	—

Net increase (decrease) in net assets resulting from operations	569	182	294

Stockholder distributions(2)
Distributions to stockholders	(205)	(211)	(217)

Net decrease in net assets resulting from stockholder distributions	(205)	(211)	(217)

Capital share transactions(3)
Issuance of common stock	1,567	—	—
Reinvestment of stockholder distributions	—	16	11
Repurchases of common stock	(50)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	1,517	16	11

Total increase (decrease) in net assets	1,881	(13)	88
Net assets at beginning of year	2,285	2,297	2,209

Net assets at end of year	$4,166	$2,285	$2,297

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$569	$182	$294
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(761)	(1,284)	(1,158)
Paid-in-kind interest	(55)	(41)	(33)
Proceeds from sales and repayments of investments	1,187	1,135	1,588
Net realized (gain) loss on investments and secured borrowing	125	143	64
Net change in unrealized (appreciation) depreciation on investments and secured borrowing(1)	218	(127)	(149)
Net change in unrealized (appreciation) depreciation on swap contracts	16	—	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(3)	—	—
Change in unrealized appreciation from merger accounting	(717)	—	—
Accretion of discount	(7)	(25)	(10)
Amortization of deferred financing costs and discount	6	5	4
Unrealized (gain)/loss on borrowings in foreign currency	(3)	6	—
(Increase) decrease in receivable for investments sold and repaid	(141)	72	(76)
(Increase) decrease in income receivable	(29)	5	(2)
(Increase) decrease in prepaid expenses and other assets	1	(1)	—
Increase (decrease) in payable for investments purchased	4	(4)	6
Increase (decrease) in management fees payable	5	(3)	—
Increase (decrease) in subordinated income incentive fees payable	1	—	—
Increase (decrease) in administrative services expense payable	1	—	—
Increase (decrease) in interest payable	5	3	(2)
Increase (decrease) in other accrued expenses and liabilities	11	—	—
Other liabilities acquired from merger net of other assets	(146)	—	—
Merger costs capitalized into purchase price	(7)	—	—

Net cash provided by (used in) operating activities	280	66	526

Cash flows from financing activities
Cash purchased in merger	197	—	—
Reinvestment of stockholder distributions	—	16	11
Repurchases of common stock	(50)	—	—
Stockholder distributions	(207)	(218)	(217)
Borrowings under credit facilities(2)	482	291	1,176
Borrowings under unsecured notes(2)	—	—	80
Secured borrowing(2)	—	(3)	3
Repayments of credit facilities(2)	(732)	(275)	(591)
Repayments under repurchase agreement(2)	—	—	(800)
Deferred financing costs paid	(5)	(3)	(6)

Net cash provided by (used in) financing activities	(315)	(192)	(344)

Total increase (decrease) in cash	(35)	(126)	182
Cash and foreign currency at beginning of year	139	265	83

Cash and foreign currency at end of year	$104	$139	$265

Supplemental disclosure
Local and excise taxes paid	$6	$6	$6

(1)	Excludes $4,428 of cost of investments acquired from the Merger.

(2)

Excludes $1,928 of debt assumed from the Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2018, 2017 and 2016, the Company paid $82, $71 and $48, respectively, in interest expense on the credit facilities and unsecured notes. See Note 9 for a discussion of the Company’s repurchase transaction, which the Company terminated on November 1, 2016. During the year ended December 31, 2016, the Company paid $25 in interest expense pursuant to the repurchase agreement.

FS KKR Capital Corp.

Consolidated Statements of Cash Flows (continued)

(in millions)

Supplemental disclosure of non-cash operating and financing activities:

In connection with the Merger, the Company issued common stock of $1,574 and acquired investments at fair value of $4,168 ($4,428 at cost) and other assets of $64 and assumed debt of $1,928 and other liabilities of $210.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.0%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	9.0%		11/18/23	$53.9	$53.9	$53.9
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	9.0%		11/18/23	23.7	23.7	23.7
A10 Capital LLC	(g)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.9
A10 Capital LLC	(g)(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	14.0
Abaco Systems, Inc	(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	61.8	60.3	60.7
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	13.1	13.1	12.5
Accuride Corp	(g)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	18.1	17.8	17.4
Acosta Holdco Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	9/26/21	19.2	17.6	11.8
Addison Holdings	(e)(g)	Commercial & Professional Services	L+675	1.0%	12/29/23	119.7	119.8	120.0
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.2	17.5	20.2
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	17.7	16.8	15.7
Aleris International Inc	(g)(x)	Materials	L+475		2/27/23	3.4	3.4	3.4
Alion Science & Technology Corp	(g)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(e)(f)(g)	Commercial & Professional Services	L+767	1.0%	10/31/23	52.8	52.8	53.3
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 (L+400 Max PIK)		9/12/21	33.6	2.7	2.9
Altus Power America Inc	(g)	Energy	L+750	1.5%	9/30/21	3.2	3.2	3.1
Altus Power America Inc	(g)(v)	Energy	L+750	1.5%	9/30/21	0.1	0.1	0.1
AM General LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/28/21	165.3	164.6	166.7
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375		7/30/25	€2.0	2.3	2.3
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	49.2	60.5	56.4
AP Plasman Inc	(e)(f)(g)(l)	Capital Goods	L+950	1.0%	12/29/19	$190.7	190.0	176.4
Apex Group Limited	(g)(l)(v)	Diversified Financials	L+650		6/15/23	1.9	1.8	1.6
Apex Group Limited	(g)(l)	Diversified Financials	L+650	1.0%	6/15/25	12.7	12.5	12.3
Apex Group Limited	(g)(l)(v)	Diversified Financials	L+650	1.0%	6/15/25	6.1	6.0	5.9
Apex Group Limited	(g)(l)	Diversified Financials	L+650	1.0%	6/15/25	2.0	2.0	2.0
Apex Group Limited	(g)(l)(v)	Diversified Financials	L+650	1.0%	6/15/25	3.1	3.0	3.0
Aspect Software Inc	(g)(n)(w)(y)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	3.7	3.7	2.7
Aspect Software Inc	(g)(n)(w)(y)	Software & Services	L+1100	1.0%	5/25/20	0.7	0.7	0.5
AVF Parent LLC	(e)(g)	Retailing	L+725	1.3%	3/1/24	55.4	55.4	51.8
Berner Food & Beverage LLC	(g)(h)(i)	Food & Staples Retailing	L+675	1.0%	2/2/23	62.6	62.2	60.6
Blackhawk Mining LLC	(g)(k)	Energy	L+1050		3/1/22	3.1	3.0	3.0
Blackhawk Mining LLC	(g)(k)	Energy	L+1050		10/5/22	3.0	3.0	3.0
Borden Dairy Co	(e)(g)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	70.0	70.0	63.7
Caprock Midstream LLC	(g)(x)	Energy	L+475		11/3/25	5.6	5.5	5.2
Charlotte Russe Inc	(g)(n)(w)(y)	Retailing	8.5%		2/2/23	9.4	9.4	3.5
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.6	4.1	3.3
CSafe Global	(g)	Capital Goods	L+725	1.0%	11/1/21	0.6	0.6	0.6
CSafe Global	(g)(v)	Capital Goods	L+725	1.0%	11/1/21	5.3	5.3	5.3
CSafe Global	(g)	Capital Goods	L+725	1.0%	10/31/23	50.2	50.2	50.8
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1.1	1.1	1.0
CTI Foods Holding Co LLC	(g)(x)	Food, Beverage & Tobacco	L+350	1.0%	6/29/20	3.8	3.6	2.9
Dade Paper and Bag Co Inc	(e)	Capital Goods	L+700	1.0%	6/10/24	10.5	10.5	10.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dade Paper and Bag Co Inc	(e)(g)	Capital Goods	L+750	1.0%	6/10/24	$82.8	$82.8	$81.1
Distribution International Inc	(g)(x)	Retailing	L+500	1.0%	12/15/21	28.1	24.2	25.0
Eagle Family Foods Inc	(g)(h)(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	7.1	7.1	6.1
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	47.4	46.9	46.6
Eagleclaw Midstream Ventures LLC	(g)(x)	Energy	L+425	1.0%	6/24/24	1.0	1.0	1.0
Empire Today LLC	(e)(g)	Retailing	L+700	1.0%	11/17/22	80.4	80.4	80.5
Frontline Technologies Group LLC	(g)(h)(v)	Software & Services	L+650	1.0%	9/18/23	12.1	12.0	12.2
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+650	1.0%	9/18/23	61.1	60.4	61.2
Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	37.6	37.3	38.2
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	0.7	0.6	0.1
Hudson Technologies Co	(g)(k)(l)	Commercial & Professional Services	L+1025	1.0%	10/10/23	39.4	39.1	28.2
Hunt Mortgage	(g)(h)	Diversified Financials	L+750	1.0%	2/14/23	60.6	59.9	59.4
Icynene Group Ltd	(e)(g)	Materials	L+700	1.0%	11/30/24	29.7	29.7	28.9
Imagine Communications Corp	(e)(g)	Media	L+825	1.0%	4/29/20	33.5	33.5	33.5
Imagine Communications Corp	(e)(g)(l)	Media	L+825	1.0%	4/29/20	13.7	13.7	13.7
Industrial Group Intermediate Holdings LLC	(g)	Materials	L+800	1.3%	5/31/20	19.6	19.6	19.5
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	28.8	28.8	28.8
Integro Ltd/United States	(h)(i)	Insurance	L+575		10/30/22	25.6	25.5	25.6
JAKKS Pacific Inc	(g)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	4.8	4.8	4.9
JHC Acquisition LLC	(e)(g)	Capital Goods	L+750	1.0%	1/29/24	54.9	54.9	54.9
JHC Acquisition LLC	(e)(g)(v)	Capital Goods	L+750	1.0%	1/29/24	2.9	2.9	2.9
JHT Holdings Inc	(g)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	24.7	24.3	25.9
Jo-Ann Stores Inc	(g)(x)	Retailing	L+500	1.0%	10/20/23	16.1	15.9	15.4
Jostens Inc	(k)(x)	Consumer Services	L+550		12/19/25	5.6	5.4	5.4
JSS Holdings Ltd	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110.5	109.7	113.9
Kodiak BP LLC	(g)	Capital Goods	L+725	1.0%	12/1/24	31.4	31.4	30.8
Kodiak BP LLC	(g)(v)	Capital Goods	L+725	1.0%	12/1/24	54.4	54.2	53.2
Lazard Global Compounders Fund	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	51.8	51.8	52.2
Lazard Global Compounders Fund	(g)(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	9.0	9.0	9.0
Leading Edge Aviation Services Inc	(e)(f)(g)(k)	Capital Goods	L+750	1.0%	6/28/19	43.5	43.5	43.4
Leading Edge Aviation Services Inc	(f)(l)	Capital Goods	L+750	1.0%	6/30/20	9.0	9.0	9.0
Leading Edge Aviation Services Inc	(g)(k)(l)	Capital Goods	L+750	1.0%	6/30/20	€25.6	34.8	29.2
Matchesfashion Ltd	(h)(l)	Consumer Durables & Apparel	L+463		10/16/24	$12.7	11.9	12.1
MB Precision Holdings LLC	(g)(n)(w)(y)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4.6	4.3	4.6
Micronics Filtration Holdings Inc	(e)(g)	Capital Goods	L+800, 0.5% PIK (0.5% Max PIK)	1.3%	12/11/20	62.2	62.1	60.1
Misys Ltd	(g)(k)(l)(x)	Software & Services	L+350	1.0%	6/13/24	0.6	0.6	0.6
Mitel US Holdings Inc	(g)(k)(x)	Technology Hardware & Equipment	L+450		11/30/25	3.0	3.0	3.0
Murray Energy Corp	(g)	Energy	L+900	1.0%	2/12/21	18.9	18.7	18.8
National Debt Relief LLC	(h)(i)	Diversified Financials	L+675	1.0%	5/31/23	18.8	18.7	19.0
NaviHealth Inc.	(g)(x)	Health Care Equipment & Services	L+500		8/1/25	12.2	11.5	11.5
NBG Home	(g)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	25.2	24.8	24.6
NCI Inc	(g)(h)(i)	Software & Services	L+750	1.0%	8/15/24	83.5	82.6	82.8
Nine West Holdings	(g)	Consumer Durables & Apparel	10.0%		3/31/19	2.6	2.5	2.6

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Nine West Holdings	(g)(x)	Consumer Durables & Apparel	L+375	1.0%	10/8/19		$6.2	$5.7	$6.0
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/24		1.5	1.5	1.4
North Haven Cadence Buyer Inc	(g)(v)	Consumer Services	L+650	1.0%	9/2/24		3.8	3.8	3.7
North Haven Cadence Buyer Inc	(g)(v)	Consumer Services	L+500	1.0%	9/2/21		0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+777	1.0%	9/2/24		3.8	3.8	3.8
North Haven Cadence Buyer Inc	(e)(g)	Consumer Services	L+798	1.0%	9/2/24		18.3	18.3	18.1
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	1.0
Pacific Union Financial LLC	(g)	Diversified Financials	L+750	1.0%	4/21/22		71.2	70.7	71.3
PAE Holding Corp	(g)(x)	Capital Goods	L+550	1.0%	10/20/22		2.5	2.5	2.4
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		4.3	4.3	4.3
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		2.1	2.1	2.1
Payless Inc	(g)	Retailing	L+870	1.0%	8/10/22		7.0	6.9	7.0
Petroplex Acidizing Inc	(g)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/5/19		22.7	22.7	22.7
Petroplex Acidizing Inc	(g)(n)(w)	Energy	15.0% PIK (15.0% Max PIK)		12/5/19		23.0	13.8	13.9
PHRC License LLC	(f)(g)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		50.1	50.1	51.2
Power Distribution Inc	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		29.3	29.3	29.3
PSKW LLC	(e)(g)	Health Care Equipment & Services	L+850	1.0%	11/25/21		49.4	49.4	49.5
Qdoba Restaurant Corp	(g)(x)	Consumer Services	L+700	1.0%	3/21/25		12.9	12.7	12.8
Reliant Rehab Hospital Cincinnati LLC	(e)(h)(i)(k)	Health Care Equipment & Services	L+675	1.0%	8/30/24		95.2	94.3	94.9
Revere Superior Holdings, Inc	(g)(h)(i)	Software & Services	L+675	1.0%	11/21/22		67.3	66.8	67.5
Revere Superior Holdings, Inc	(g)	Software & Services	L+675	1.0%	11/21/22		5.0	5.0	4.4
Revere Superior Holdings, Inc	(g)	Software & Services	L+675	1.0%	11/21/22		17.8	17.7	17.8
Revere Superior Holdings, Inc	(g)(v)	Software & Services	L+675	1.0%	11/21/22		5.5	5.5	5.5
Roadrunner Intermediate Acquisition Co LLC	(e)(g)	Health Care Equipment & Services	L+675	1.0%	3/15/23		33.1	33.1	30.9
Rogue Wave Software Inc	(e)(g)	Software & Services	L+843	1.0%	9/25/21		73.3	73.3	73.2
Safariland LLC	(e)(g)	Capital Goods	L+765	1.1%	11/18/23		126.1	126.1	113.0
Savers Inc	(g)(x)	Retailing	L+375	1.3%	7/9/19		11.5	11.3	11.1
Sequa Corp	(g)(x)	Materials	L+500	1.0%	11/28/21		27.5	27.5	26.3
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		14.0	14.0	14.2
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+800		9/1/23		80.0	80.0	81.4
Sequential Brands Group Inc.	(e)(g)	Consumer Durables & Apparel	L+875		2/7/24		60.2	59.2	60.2
SI Group Inc	(g)(x)	Materials	L+475		10/15/25		2.1	2.0	2.0
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+550		8/2/25		4.2	4.2	4.1
SMART Global Holdings Inc	(g)(k)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.7	19.7	19.9
Sorenson Communications LLC	(e)(k)(x)	Telecommunication Services	L+575	2.3%	4/30/20		29.4	29.3	29.3
SSC (Lux) Limited S.a r.l.	(e)(g)(l)	Health Care Equipment & Services	L+750	1.0%	9/10/24		59.5	59.5	60.1
Staples Canada	(g)(k)(l)	Retailing	L+700	1.0%	9/12/24	C$	11.5	9.0	8.5
Sungard Availability Services Capital Inc	(g)(x)	Software & Services	L+700	1.0%	9/30/21		$4.2	4.2	3.6
Sungard Availability Services Capital Inc	(g)(x)	Software & Services	L+1000	1.0%	10/1/22		1.9	1.8	1.9
Sutherland Global Services Inc	(g)(l)(x)	Software & Services	L+538	1.0%	4/23/21		7.0	6.8	6.6
Sutherland Global Services Inc	(g)(l)(x)	Software & Services	L+538	1.0%	4/23/21		1.6	1.6	1.5
Sweet Harvest Foods Management Co	(h)(i)	Food & Staples Retailing	L+675	1.0%	5/30/23		26.8	26.6	19.6
Tangoe LLC	(g)	Software & Services	L+650	1.0%	11/28/25		90.0	89.2	89.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Team Health Inc	(g)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24	$12.6	$12.2	$11.3
ThermaSys Corp	(n)(w)(y)	Capital Goods	L+600	1.0%	12/28/23	6.7	6.7	6.7
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	50.8	50.2	46.9
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	50.5	49.9	46.6
Trace3 Inc	(e)(g)(k)	Software & Services	L+675	1.0%	8/5/24	93.9	93.9	93.0
Utility One Source LP	(g)(k)(x)	Capital Goods	L+550	1.0%	4/18/23	—	—	—
Versatile Processing Group Inc	(e)(g)	Materials	L+1050	1.0%	12/30/20	105.4	105.3	107.0
Virgin Pulse Inc	(e)(g)(h)(i)(k)	Software & Services	L+650	1.0%	5/22/25	138.3	137.2	134.0
Vivint Inc	(g)(x)	Commercial & Professional Services	L+500		4/1/24	27.8	27.7	27.1
Warren Resources Inc	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21	13.1	13.1	13.1
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21	6.7	6.7	6.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	22.0	22.0	22.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	8/1/24	14.6	14.4	14.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	9.1	9.1	9.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.3	14.3	14.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	4.6	4.6	4.7
WireCo WorldGroup Inc	(g)(k)(x)	Capital Goods	L+500	1.0%	9/29/23	0.5	0.5	0.4
Z Gallerie LLC	(g)(n)(w)	Retailing	L+650, 2.0% PIK (2.0% Max PIK)	1.0%	10/8/21	31.9	30.2	11.3
Zeta Interactive Holdings Corp	(e)(g)	Software & Services	L+750	1.0%	7/29/22	12.9	12.9	13.0
Zeta Interactive Holdings Corp	(e)(g)(v)	Software & Services	L+750	1.0%	7/29/22	2.3	2.3	2.3

Total Senior Secured Loans—First Lien							4,256.4	4,152.2
Unfunded Loan Commitments							(151.6)	(151.6)

Net Senior Secured Loans—First Lien							4,104.8	4,000.6

Senior Secured Loans—Second Lien—26.8%
Abaco Systems, Inc	(g)(h)	Capital Goods	L+1050	1.0%	6/7/22	63.4	62.6	62.3
Access CIG LLC	(g)(x)	Software & Services	L+775		2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.1
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	15.0	14.7	14.7
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25	8.3	8.3	8.2
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	L+800		7/27/26	40.7	39.9	39.8
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	€32.8	40.3	37.6
Arena Energy LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$8.6	8.6	8.6
Belk Inc	(g)(h)	Retailing	10.5%		6/12/23	119.1	112.9	94.7
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		7/26/23	4.5	4.1	4.0
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		7/26/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(g)(l)(v)	Energy	8.5%		7/26/23	0.6	0.6	0.6
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	17.8	17.8	17.5
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+800	1.0%	3/21/24	16.0	16.0	15.8
CommerceHub Inc	(g)	Software & Services	L+775		5/21/26	69.3	67.3	64.8
CTI Foods Holding Co LLC	(g)(n)(w)(x)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	23.2	23.1	2.5
Culligan International Co	(g)	Household & Personal Products	L+850	1.0%	12/13/24	66.0	65.4	66.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Direct ChassisLink Inc	(g)(x)	Transportation	L+600		6/15/23	$1.3	$1.3	$1.3
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725		3/8/26	3.0	2.9	2.9
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	2.0	2.0	2.0
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	7.3	7.5	7.0
Grocery Outlet Inc	(g)(x)	Food & Staples Retailing	L+725		10/22/26	3.5	3.4	3.5
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	15.0	14.6	15.0
Higginbotham Insurance Agency Inc	(g)	Insurance	L+725	1.0%	12/19/25	18.7	18.5	18.7
Integro Ltd/United States	(g)	Insurance	L+925		10/30/23	4.8	4.7	4.8
Invictus	(g)(x)	Materials	L+675		3/30/26	3.4	3.4	3.4
iParadigms Holdings LLC	(g)(x)	Software & Services	L+725	1.0%	7/29/22	21.9	21.8	21.8
Jo-Ann Stores Inc	(g)(x)	Retailing	L+925	1.0%	5/21/24	0.6	0.6	0.6
LBM Borrower LLC	(g)(k)(x)	Capital Goods	L+925	1.0%	8/20/23	21.2	21.2	20.8
MedAssets Inc	(g)(h)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.7	63.9
Misys Ltd	(g)(k)(l)(x)	Software & Services	L+725	1.0%	6/13/25	5.7	5.7	5.3
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	34.5
One Call Care Management Inc	(e)(g)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	29.9	29.6	28.7
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.5	68.5
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750		10/26/26	2.4	2.4	2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.2
Petrochoice Holdings Inc	(g)(h)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.7	65.0
Polyconcept North America Inc	(g)	Consumer Durables & Apparel	L+1000	1.0%	2/16/24	29.4	28.8	30.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.0	80.2	80.2
Rise Baking Company	(g)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.8	30.8
Sequa Corp	(g)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	20.9
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950		8/2/26	3.8	3.5	3.4
SMG/PA	(g)(x)	Consumer Services	L+700		1/23/26	1.3	1.3	1.2
Sparta Systems Inc	(g)(h)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	30.2
Spencer Gifts LLC	(e)(g)(x)	Retailing	L+825	1.0%	6/29/22	30.0	29.9	25.6
Vestcom International Inc	(g)	Consumer Services	L+825	1.0%	12/31/24	70.5	69.9	69.0
WireCo WorldGroup Inc	(g)(x)	Capital Goods	L+900	1.0%	9/30/24	13.7	13.7	13.8

Total Senior Secured Loans—Second Lien							1,171.7	1,118.5
Unfunded Loan Commitments							(0.6)	(0.6)

Net Senior Secured Loans—Second Lien							1,171.1	1,117.9

Other Senior Secured Debt—8.1%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	25.1	23.6	8.0
Angelica Corp	(t)	Health Care Equipment & Services	10.0%, 10.0% PIK (10.0% Max PIK)		12/30/22	37.8	37.2	32.8
Artesyn Embedded Technologies Inc	(g)(x)	Technology Hardware & Equipment	9.8%		10/15/20	21.0	20.6	19.4
Avantor Inc	(g)(x)	Materials	6.0%		10/1/24	8.3	8.4	8.1
Black Swan Energy Ltd	(e)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.8
Cleaver-Brooks Inc	(g)(x)	Capital Goods	7.9%		3/1/23	9.4	9.5	9.2
Cornerstone Chemical Co	(g)(x)	Materials	6.8%		8/15/24	11.1	11.2	9.8
Direct ChassisLink Inc	(g)(x)	Transportation	10.0%		6/15/23	14.0	14.8	13.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	$74.8	$72.9	$73.5
Genesys Telecommunications Laboratories Inc	(g)(x)	Technology Hardware & Equipment	10.0%		11/30/24	18.9	20.8	19.8
JW Aluminum Co	(e)(g)(x)(z)	Materials	10.3%		6/1/26	36.5	36.5	36.4
Maxim Crane Works LP / Maxim Finance Corp	(g)(x)	Capital Goods	10.1%		8/1/24	0.9	1.0	0.9
Mood Media Corp	(f)(g)(k)(y)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	26.6	26.5	26.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	1.3	1.3	1.2
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.4	8.5	8.4
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	5.2	5.2	4.8
RedPrairie Corp	(g)(x)	Software & Services	7.4%		10/15/24	1.0	1.1	1.0
Rockport (Relay)	(g)(n)(w)(y)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	34.8	30.9	9.9
Sorenson Communications LLC	(f)(x)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19.9	19.6	19.7
Sunnova Energy Corp	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	0.6	0.6	0.6
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	8.9%		4/15/21	0.5	0.5	0.5
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.6
Vivint Inc	(g)(x)	Commercial & Professional Services	7.9%		12/1/22	8.8	8.7	8.3
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	13.0	10.3

Total Other Senior Secured Debt							385.9	336.1

Subordinated Debt—10.3%
Alion Science & Technology Corp	(g)(h)	Capital Goods	11.0%		8/1/22	68.6	68.0	67.1
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.1	21.8	21.7
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc	(e)(f)(g)(x)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	15.2	14.5	15.2
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	0.9	0.9	0.9
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	21.0
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	70.3	69.7	69.5
Hilding Anders	(g)(l)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€113.3	125.0	81.0
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.4	0.5	0.5
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	48.6	12.9	7.2
Home Partners of America Inc	(g)(y)	Real Estate	L+625	1.0%	10/8/22	$42.9	42.3	42.7
Hub International Ltd	(g)(x)	Insurance	7.0%		5/1/26	1.8	1.8	1.6
Imagine Communications Corp	(g)	Media	12.5% PIK (12.5% Max PIK)		10/29/20	0.7	0.7	0.7
Ken Garff Automotive LLC	(g)(x)	Retailing	7.5%		8/15/23	5.4	5.4	5.4
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	4.9
Lazard Global Compounders Fund	(g)(l)(v)	Diversified Financials	L+650	4.5%	9/15/25	20.2	20.2	19.8
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	8.0
Logan’s Roadhouse Inc	(g)(y)	Consumer Services			11/1/24	7.3	7.2	7.2
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.3	4.3	4.1
Sorenson Communications LLC	(f)(x)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15.1	14.6	15.5
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	17.1	16.9	15.7
Sungard Availability Services Capital Inc	(f)(g)(x)	Software & Services	8.8%		4/1/22	10.7	9.1	2.4

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	6.8%		7/1/25	$8.4	$8.0	$7.3
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.5	2.3
Versatile Processing Group Inc	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.5	2.6	2.1
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	23.3	23.5	20.7
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	5.1	4.9	4.9

Total Subordinated Debt							514.9	449.5
Unfunded Debt Commitments							(20.2)	(20.2)

Net Subordinated Debt							494.7	429.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—15.8%
Accelerator Investments Aggregator LP	(g)(l)	Diversified Financials				$2,318,242	$2.7	$2.7
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	1.1	1.0
Altus Power America Inc, Preferred Stock	(r)(v)	Energy	9.0%, 5.0% PIK		10/3/23	46,748	0.1	—
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				NA	7.6	3.4
Bank of Ireland	(j)(l)	Banks	L+1185		12/4/27	15,105,000	15.1	15.2
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	7.1%		2/28/22	34,517,963	34.5	32.4
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	986,021	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	6,266,721	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,295,006	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,219,131	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	73,600,667	72.5	73.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	16,387,558	16.1	16.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,692,802	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	13,024,701	12.8	13.0
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6,300,871	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	1,406,144	1.4	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	15,754,380	15.5	15.8
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	15,463,903	15.2	15.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.4%		5/31/23	NA	42.9	62.5
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)(n)	Capital Goods				39,609,179	39.6	39.6
LSF IX Java Investments Ltd, Term Loan	(g)(l)(n)	Diversified Financials	E+365		12/3/19	€56	59.0	63.8
Montgomery Credit Holdings LP, Membership Interest	(g)(l)	Diversified Financials				NA	7.5	6.6
MP4 2013-2A Class Subord. B	(f)(g)(k)(l)	Diversified Financials	16.1%		7/25/29	$21,000,000	12.3	9.8
NewStar Clarendon 2014-1A Class D	(g)(k)(l)	Diversified Financials	13.2%		1/25/27	17,900,000	11.4	12.8
NewStar Clarendon 2014-1A Class Subord. B	(g)(l)	Diversified Financials	L+435		1/25/27	1,560,000	1.5	1.5
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	32.1
Rampart CLO 2007 1A Class Subord.	(g)(k)(l)(n)	Diversified Financials	0.0%		10/25/21	10,000,000	0.2	0.6

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Star Mountain SMB Multi-Manager Credit Platform LP, Limited Partnership Interest	(l)(u)	Diversified Financials				NA	$59.6	$73.6
Toorak Capital LLC, Membership Interest	(g)(l)(z)	Diversified Financials				NA	96.9	108.5
Toorak Capital LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.9	18.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(k)(l)	Diversified Financials	7.5%		1/15/26	42,504,000.0	20.4	20.5

Total Asset Based Finance							641.5	659.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.2%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				294.0	$294.0	$299.3

Total Strategic Credit Opportunities Partners							294.0	299.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.1%(k)
5 Arch Income Fund 2, LLC, Common Stock	(l)(p)	Diversified Financials				16,000	$0.4	$0.8
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				484,607	13.6	—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	112,292	3.0	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				NA	7.4	6.8
All Systems Holding LLC, Common Stock	(g)	Commercial & Professional Services				586,763	0.6	0.6
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Altus Power America Inc, Common Stock	(g)(n)	Energy				462,008	0.5	0.1
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	26.4
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(z)	Automobiles & Components				3,590,032	3.0	2.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	0.8
AP Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	24.1
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	85.8
ASG Technologies, Warrants	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.7
Aspect Software Inc, Common Stock	(g)(n)(y)	Software & Services				428,935	10.5	—
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(e)(f)(g)(n)	Health Care Equipment & Services			5/25/27	229,489	1.7	0.3
Australis Maritime, Private Equity	(g)(l)(n)	Transportation				1,966,278	2.0	2.0
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	6.2
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	$—	$—
Cengage Learning, Inc, Common Stock	(g)(n)	Media				227,802	7.5	3.4
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	1.5
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.7
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.7
Eastman Kodak Co, Common Stock	(g)(n)(x)	Consumer Durables & Apparel				12,075	0.2	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.1
FourPoint Energy LLC, Common Stock, Class C-II-A Units	(n)(p)	Energy				21,000	21.0	4.7
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E-II Units	(n)(p)	Energy				48,025	12.0	10.7
FourPoint Energy LLC, Common Stock, Class E-III Units	(n)(p)	Energy				70,875	17.7	15.8
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1-A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	0.1
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				42,281,308	42.3	5.9
Harvest Oil & Gas Corp, Common Stock	(f)(n)(x)	Energy				7,327	0.2	0.1
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	4.7
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	2.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	129.8
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.1
Imagine Communications Corp, Common Stock	(g)(n)	Media	9.5% PIK		11/10/18	33,034	3.8	1.8
Industrial Group Intermediate Holdings LLC, Common Stock	(n)(p)	Materials				441,238	0.4	0.3

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	$0.5	$0.6
Jones Apparel Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.7
JW Aluminum Co, Common Stock	(f)(g)(n)(z)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(z)	Materials	12.5%		11/17/25	106,700,471	75.7	75.8
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				NA	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.2	(1.4)
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods			8/4/19	1,303	1.3	0.5
MB Precision Holdings LLC, Class A-2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,775,667	1.8	1.2
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	0.3
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	0.3
Mood Media Corp, Common Stock	(g)(n)(y)	Media				16,243,967	11.8	14.8
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	2.9
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Equity	(g)(n)	Consumer Services				1,041,667	1.0	1.6
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A-1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	4.3
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,384,615	1.4	0.7
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	8.8
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.6
Rockport (Relay), Class A Units	(g)(n)(y)	Consumer Durables & Apparel				219,349	—	—
Safariland LLC, Common Equity	(f)(n)	Capital Goods				27,263	2.7	2.1
Safariland LLC, Warrant	(f)(n)	Capital Goods				2,273	0.2	0.2
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	2.8	0.2
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	38.0
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	2.8
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sunnova Energy Corp, Common Stock	(g)(n)	Energy				192,389	0.7	—
Sunnova Energy Corp, Preferred Stock	(g)(n)	Energy				35,115	0.2	0.2
ThermaSys Corp, Common Stock	(n)(y)	Capital Goods				17,383,026	9.4	9.4
ThermaSys Corp, Preferred Stock	(n)(y)	Capital Goods				1,529	1.5	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.2
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.4

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Versatile Processing Group Inc, Class A-2 Units	(f)(n)	Materials				3,637,500	$3.6	$0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(g)(n)	Software & Services				215,662	1.7	2.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.0
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							664.0	545.2

TOTAL INVESTMENTS—177.3%							$ 7,756.0	7,387.4

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.3%)								(3,221.4)

NET ASSETS—100%								$ 4,166.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank	€	84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

				$(16)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.81%, the Euro Interbank Offered Rate, or EURIBOR, was (0.31)% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)

Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 9).

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 9).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(h)

Security or portion thereof was held within CCT New York Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with JPMorgan Chase Bank (see Note 9).

(i)

Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).

(j)	Security or portion thereof was held within CCT Dublin Funding Limited

(k)	Position or portion thereof unsettled as of December 31, 2018.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, 78.9% of the Company’s total assets represented qualifying assets.

(m)	Listed investments may be treated as debt for GAAP or tax purposes.

(n)	Security is non-income producing.

(o)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(r)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(s)	Security held within CCT Holdings, LLC, a wholly-owned subsidiary of the Company.

(t)	Security held within CCT Holdings II, LLC, a wholly-owned subsidiary of the Company.

(u)	Not used.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

(v)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(w)	Asset is on non-accrual status.

(x)	Security is classified as Level 1 or 2 in the Company’s fair value hierarchy (see Note 8).

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.4	$—	$(17.2)	$—	$(3.2)	$—	$—	$—
AltEn, LLC	—	2.7	—	—	0.2	2.9	—	—
Aspect Software Inc	—	3.7	—	—	(1.0)	2.7	0.1	0.1
Aspect Software Inc	1.0	—	(1.0)	—	—	—	0.1	—
Aspect Software Inc	0.6	—	—	—	(0.1)	0.5	0.1	—
Aspect Software Inc	(0.4)	0.4	(0.4)	—	0.4	—	—	—
Aspect Software Inc	—	0.1	(0.1)	—	—	—	—	—
Charlotte Russe Inc	—	9.4	—	—	(5.9)	3.5	0.1	—
HM Dunn Co Inc(4)	—	1.1	—	(0.5)	(0.5)	0.1	—	—
Logan’s Roadhouse, Inc.	6.9	—	(7.0)	—	0.1	—	—	—
Logan’s Roadhouse, Inc.	—	—	—	—	—	—	—	—
MB Precision Holdings LLC(4)	—	14.0	(2.8)	(6.9)	0.3	4.6	0.5	0.2
ThermaSys Corp	—	6.7	—	—	—	6.7	—	—
Senior Secured Loans—Second Lien
Logan’s Roadhouse, Inc.	10.1	—	(21.8)	—	11.7	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	22.7	—	(22.7)	—	—	—	—	—
Mood Media Corp	21.7	4.9	—	—	—	26.6	2.3	1.8
Rockport (Relay)	—	30.9	—	—	(21.0)	9.9	—	—
Asset Based Finance
Orchard Marine Limited, Class B Common Stock	—	3.1	—	—	(3.1)	—	—	—
Orchard Marine Limited, Series A Preferred Stock	—	58.0	—	—	(25.9)	32.1	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	13.0	—	(16.5)	—	3.5	—	—	—
Advanced Lighting Technologies Inc, Warrant	0.1	—	(0.1)	—	—	—	—	—
AltEn, LLC, Membership Units	—	3.0	—	—	(3.0)	—	—	—
ASG Technologies, Common Stock	83.1	—	—	—	2.7	85.8	—	—
ASG Technologies, Warrants	6.3	—	—	—	0.4	6.7	—	—
Aspect Software Inc, Common Stock	—	—	—	(9.7)	9.7	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
Charlotte Russe Inc, Common Stock	$—	$12.5	$—	$—	$(12.5)	$—	$—	$—
Fronton Investor Holdings, LLC, Class B Units	17.8	—	(20.5)	13.5	(10.8)	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	—	101.9	—	—	27.9	129.8	—	—
Home Partners of America Inc, Warrant	—	0.3	—	—	0.8	1.1	—	—
MB Precision Holdings LLC, Class A-2 Units(2)	—	0.5	—	—	(0.5)	—	—	—
MB Precision Holdings LLC, Preferred Stock	—	1.8	—	—	(0.6)	1.2	—	—
Mood Media Corp, Common Stock	26.8	—	—	—	(12.0)	14.8	—	—
Proserv Acquisition LLC, Class A Common Units	—	33.5	—	—	(24.7)	8.8	—	—
Proserv Acquisition LLC, Class A Preferred Units	—	5.4	—	—	4.1	9.5	—	—
Roadhouse Holding Inc., Common Equity	—	—	(6.9)	—	6.9	—	—	—
Rockport (Relay), Class A Units	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	9.4	—	—	—	9.4	—	—
ThermaSys Corp, Preferred Stock	—	6.7	—	(5.2)	—	1.5	—	—

Total	$230.1	$310.0	$(117.0)	$(8.8)	$(56.1)	$358.2	$3.2	$2.1

(1)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)	Interest and PIK income presented for the full year ended December 31, 2018.

(4)

The Company held this investment as of December 31, 2017 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2017. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2018, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc(4)	$—	$17.7	$(0.2)	$—	$2.7	$20.2	$2.5	$—	$—
Amtek Global Technology Pte Ltd	—	60.5	—	—	(4.1)	56.4	0.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	40.3	—	—	(2.7)	37.6	0.1	—	—
JW Aluminum	38.0	—	(37.4)	—	(0.6)	—	1.6	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc(4)	—	24.2	(0.6)	—	(15.6)	8.0	1.2	1.4	—
JW Aluminum Co	—	36.5	—	—	(0.1)	36.4	2.2	—	—
Subordinated Debt
Hilding Anders	—	125.0	—	—	(44.0)	81.0	0.1	7.9	—
Hilding Anders	—	0.5	—	—	—	0.5	—	—	—
Hilding Anders	—	0.9	—	—	(0.9)	—	—	—	—
Hilding Anders	—	12.9	—	—	(5.7)	7.2	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	—	34.5	—	—	(2.1)	32.4	0.1	—	—
Toorak Capital LLC, Membership Interest	—	96.9	—	—	11.6	108.5	—	—	0.2
Toorak Capital LLC, Membership Interest	—	16.9	—	—	2.0	18.9	—	—	—
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	—	294.0	—	—	5.3	299.3	—	—	1.1
Equity/Other
Advanced Lighting Technologies Inc, Common Stock(4)	—	16.5	(2.9)	—	(13.6)	—	—	—	—
Advanced Lighting Technologies Inc, Warrant(4)	—	3.0	—	—	(3.0)	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	30.7	—	—	(4.3)	26.4	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	3.0	—	—	(0.4)	2.6	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	0.1	—	—	(0.1)	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	15.0	—	—	(12.4)	2.6	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	57.3	26.3	—	—	(7.8)	75.8	1.2	10.1	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	16.2	—	—	(17.6)	(1.4)	—	—	—

Total	$95.3	$871.6	$(41.1)	$—	$(113.4)	$812.4	$9.1	$19.4	$1.3

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

(1)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)	Interest, PIK and dividend income presented for the full year ended December 31, 2018.

(4)	The Company held this investment as of December 31, 2017 but it was not deemed to “control” the portfolio company as of December 31, 2017. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—110.3%
5 Arch Income Fund 2, LLC	(g)(j)(o)	Diversified Financials	10.5%		11/18/21	$29.8	$29.9	$29.8
5 Arch Income Fund 2, LLC	(g)(j)(o)(q)	Diversified Financials	10.5%		11/18/21	8.2	8.2	8.2
A.P. Plasman Inc.	(e)(f)(g)(h)(j)	Capital Goods	L+900	1.0%	12/29/19	196.5	195.2	191.8
Actian Corp.	(e)	Software & Services	L+806	1.0%	6/30/22	11.4	11.4	11.6
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+750	1.0%	10/4/22	20.4	17.2	20.4
AG Group Merger Sub, Inc.	(e)(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	89.2	89.2	90.7
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	49.0	49.0	49.7
Altus Power America, Inc.	(g)	Energy	L+750	1.5%	9/30/21	2.9	2.9	2.8
Altus Power America, Inc.	(g)(q)	Energy	L+750	1.5%	9/30/21	0.9	0.9	0.9
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/18	1.0	1.0	1.0
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1050	1.0%	5/25/18	—	—	—
Aspect Software, Inc.	(g)(t)	Software & Services	L+1050	1.0%	5/25/20	0.7	0.7	0.6
Aspect Software, Inc.	(g)(q)(t)	Software & Services	L+1200	1.0%	5/25/18	0.4	0.4	—
Atlas Aerospace LLC	(g)	Capital Goods	L+802	1.0%	12/29/22	30.5	30.5	30.5
AVF Parent, LLC	(e)(h)	Retailing	L+725	1.3%	3/1/24	56.8	56.8	58.0
Borden Dairy Co.	(e)(g)(h)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	70.0	70.0	70.0
ConnectiveRX, LLC	(e)(g)(h)	Health Care Equipment & Services	L+828	1.0%	11/25/21	45.0	45.0	45.0
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	4.2	4.2	4.2
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725	1.0%	11/1/21	3.3	3.3	3.3
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	11/1/21	2.6	2.6	2.5
CSafe Acquisition Co., Inc.	(g)(h)	Capital Goods	L+725	1.0%	10/31/23	46.8	46.8	46.4
CSafe Acquisition Co., Inc.	(g)(q)	Capital Goods	L+725	1.0%	10/31/23	25.1	25.1	24.9
Dade Paper & Bag, LLC	(e)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	83.6	83.6	86.5
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	10.3	10.2	8.9
Empire Today, LLC	(e)(g)	Retailing	L+800	1.0%	11/17/22	81.2	81.2	82.0
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1050		3/31/21	1.4	1.4	1.4
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	50.0	50.0	50.8
Greystone Equity Member Corp.	(g)(j)	Diversified Financials	L+1100		3/31/21	2.1	2.1	2.1
Greystone Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+1100		3/31/21	0.5	0.5	0.5
H.M. Dunn Co., Inc.	(g)	Capital Goods	L+946	1.0%	3/26/21	1.1	1.1	1.0
Hudson Technologies Co.	(g)(h)(j)	Commercial & Professional Services	L+725	1.0%	10/10/23	39.9	39.9	40.5
Hudson Technologies Co.	(g)(j)(q)	Commercial & Professional Services	L+725	1.0%	10/10/23	9.5	9.5	9.6
Icynene U.S. Acquisition Corp.	(e)(g)	Materials	L+700	1.0%	11/30/24	30.0	30.0	30.0
Imagine Communications Corp.	(e)(g)(h)	Media	L+825	1.0%	4/29/20	75.7	75.7	76.7
Industrial Group Intermediate Holdings, LLC	(g)	Materials	L+800	1.3%	5/31/20	21.5	21.5	21.8
Industry City TI Lessor, L.P.	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	30.8	30.8	31.2
International Aerospace Coatings, Inc.	(e)(f)(h)	Capital Goods	L+750	1.0%	6/30/20	44.9	44.8	45.5
JMC Acquisition Merger Corp.	(g)	Capital Goods	L+854	1.0%	11/6/21	6.8	6.8	7.0
JSS Holdings, Inc.	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110.6	109.6	112.3
JSS Holdings, Inc.	(g)(q)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	20.2	20.2	20.5
Kodiak BP, LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10.5	10.5	10.5
Kodiak BP, LLC	(h)(q)	Capital Goods	L+725	1.0%	12/1/24	3.0	3.0	3.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Latham Pool Products, Inc.	(e)(h)	Commercial & Professional Services	L+775	1.0%	6/29/21		$56.2	$56.2	$56.8
LEAS Acquisition Co Ltd.	(g)(j)	Capital Goods	L+750	1.0%	6/30/20		€26.4	35.9	32.2
LEAS Acquisition Co Ltd.	(f)(j)	Capital Goods	L+750	1.0%	6/30/20		$9.3	9.3	9.4
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+1100	1.0%	5/5/19		7.0	7.0	7.0
Logan’s Roadhouse, Inc.	(g)(q)(t)	Consumer Services	L+1100	1.0%	5/5/19		1.1	1.2	1.1
MB Precision Holdings LLC	(g)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		13.8	13.8	12.6
Micronics Filtration, LLC	(e)(g)(h)	Capital Goods	L+850	1.3%	12/11/19		62.8	62.7	62.4
MORSCO, Inc.	(g)	Capital Goods	L+700	1.0%	10/31/23		2.7	2.6	2.7
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+450	1.0%	5/5/21		—	—	—
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+450	1.0%	5/5/21		0.1	0.1	0.1
Nobel Learning Communities, Inc.	(g)	Consumer Services	L+436	4.5%	5/5/23		1.1	1.1	1.1
Nobel Learning Communities, Inc.	(g)(q)	Consumer Services	L+375	4.5%	5/5/23		0.6	0.6	0.6
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+500	1.0%	9/2/21		0.9	0.9	0.9
North Haven Cadence Buyer, Inc.	(e)(g)	Consumer Services	L+810	1.0%	9/2/22		27.7	27.7	28.2
North Haven Cadence Buyer, Inc.	(g)(q)	Consumer Services	L+750	1.0%	9/2/22		3.5	3.5	3.6
Nova Wildcat Amerock, LLC	(g)	Consumer Durables & Apparel	L+800	1.3%	9/10/19		17.3	17.3	17.4
PHRC License, LLC	(f)(g)	Consumer Services	L+850	1.5%	4/28/22		50.6	50.6	51.9
Polymer Additives, Inc.	(g)	Materials	L+888	1.0%	12/19/22		10.5	10.5	10.9
Polymer Additives, Inc.	(g)	Materials	L+834	1.0%	12/19/22		11.0	11.0	11.2
Polymer Additives, Inc.	(g)	Materials	L+875	1.0%	12/19/22		€15.0	17.0	18.6
Power Distribution, Inc.	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		$29.9	29.9	30.4
Roadrunner Intermediate Acquisition Co., LLC	(e)(g)(h)	Health Care Equipment & Services	L+725	1.0%	3/15/23		34.9	34.9	35.2
Rogue Wave Software, Inc.	(e)(g)(h)	Software & Services	L+858	1.0%	9/25/21		40.7	40.7	40.7
Safariland, LLC	(e)(g)(h)	Capital Goods	L+768	1.1%	11/18/23		126.1	126.1	127.8
Safariland, LLC	(g)(q)	Capital Goods	L+725	1.1%	11/18/23		33.3	33.3	33.8
Sequel Youth and Family Services, LLC	(e)(g)(h)	Health Care Equipment & Services	L+778	1.0%	9/1/22		94.1	94.1	95.0
Sequel Youth and Family Services, LLC	(g)(q)	Health Care Equipment & Services	L+700	1.0%	9/1/22		4.7	4.7	4.8
Sequential Brands Group, Inc.	(e)(g)(h)	Consumer Durables & Apparel	L+900		7/1/22		79.0	79.0	78.3
Sorenson Communications, Inc.	(e)(g)(h)	Telecommunication Services	L+575	2.3%	4/30/20		90.7	90.5	91.4
SSC (Lux) Limited S.à r.l.	(e)(g)(j)	Health Care Equipment & Services	L+750	1.0%	9/10/24		45.5	45.4	46.4
Staples Canada, ULC	(g)(j)	Retailing	L+700	1.0%	9/12/23	C$	21.0	17.3	16.9
SunGard Availability Services Capital, Inc.	(g)	Software & Services	L+700	1.0%	9/30/21		$4.4	4.3	4.1
SunGard Availability Services Capital, Inc.	(g)(i)	Software & Services	L+1000	1.0%	10/1/22		2.0	1.9	1.9
Trace3, LLC	(e)(h)	Software & Services	L+775	1.0%	6/6/23		31.1	31.1	31.8
U.S. Xpress Enterprises, Inc.	(e)(f)(h)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20		52.7	52.7	52.8
USI Senior Holdings, Inc.	(e)(g)	Capital Goods	L+779	1.0%	1/5/22		56.6	56.6	56.9
USI Senior Holdings, Inc.	(g)(q)	Capital Goods	L+725	1.0%	1/5/22		11.5	11.5	11.6
VPG Metals Group LLC	(e)(g)(h)	Materials	L+1050	1.0%	12/30/20		114.2	114.2	115.1
Warren Resources, Inc.	(f)(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		2.0	2.0	2.1
Waste Pro USA, Inc.	(e)(g)(h)	Commercial & Professional Services	L+750	1.0%	10/15/20		93.6	93.6	95.4

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	$11.8	$11.8	$11.9
Zeta Interactive Holdings Corp.	(g)(q)	Software & Services	L+750	1.0%	7/29/22	2.2	2.2	2.3

Total Senior Secured Loans—First Lien							2,629.5	2,649.4
Unfunded Loan Commitments							(128.4)	(128.4)

Net Senior Secured Loans—First Lien							2,501.1	2,521.0

Senior Secured Loans—Second Lien—8.6%
American Bath Group, LLC	(g)	Capital Goods	L+975	1.0%	9/30/24	18.0	17.6	18.0
Arena Energy, LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	8.3	8.3	7.9
Byrider Finance, LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	13.6	13.6	12.8
Chisholm Oil and Gas Operating, LLC	(g)	Energy	L+800	1.0%	3/21/24	16.0	16.0	16.0
Compuware Corp.	(g)	Software & Services	L+825	1.0%	12/15/22	1.2	1.1	1.2
Gruden Acquisition, Inc.	(g)	Transportation	L+850	1.0%	8/18/23	15.0	14.5	15.0
JW Aluminum Co.	(e)(f)(g)(h)(u)	Materials	L+850	0.8%	11/17/20	37.4	37.4	38.0
Logan’s Roadhouse, Inc.	(g)(t)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	21.9	21.8	10.1
LTI Holdings, Inc.	(e)	Materials	L+875	1.0%	5/16/25	6.5	6.3	6.6
Spencer Gifts LLC	(e)(h)	Retailing	L+825	1.0%	6/29/22	30.0	29.9	16.2
Stadium Management Corp.	(e)(g)(h)	Consumer Services	Prime+725	0.3%	2/27/21	55.7	55.7	55.8

Total Senior Secured Loans—Second Lien							222.2	197.6

Other Senior Secured Debt—7.1%
Advanced Lighting Technologies, Inc.	(g)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	22.7	22.7	22.7
Black Swan Energy Ltd.	(e)(j)	Energy	9.0%		1/20/24	6.0	6.0	6.0
FourPoint Energy, LLC	(e)(f)(h)	Energy	9.0%		12/31/21	74.8	72.3	76.0
Global A&T Electronics Ltd.	(g)(j)(l)(r)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	7.0	7.0	6.5
Mood Media Corp.	(f)(g)(j)(t)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	21.6	21.6	21.7
Ridgeback Resources Inc.	(f)(j)	Energy	12.0%		12/29/20	0.1	0.1	0.1
Sorenson Communications, Inc.	(f)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19.9	19.5	19.9
Sunnova Energy Corp.	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1.1	1.0	1.1
Velvet Energy Ltd.	(g)(j)	Energy	9.0%		10/5/23	7.5	7.5	7.6

Total Other Senior Secured Debt							157.7	161.6

Subordinated Debt—15.6%
Ascent Resources Utica Holdings, LLC	(g)	Energy	10.0%		4/1/22	40.0	40.0	43.2
Aurora Diagnostics, LLC	(e)(f)(h)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	15.0	13.7	13.9
Bellatrix Exploration Ltd.	(g)(j)	Energy	8.5%		5/15/20	5.0	4.9	4.8
Brooklyn Basketball Holdings, LLC	(f)(g)	Consumer Services	L+725		10/25/19	19.9	19.9	20.2
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	5.0	5.0	4.7
Ceridian HCM Holding, Inc.	(f)(g)	Commercial & Professional Services	11.0%		3/15/21	17.4	17.8	18.2
DEI Sales, Inc.	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	67.5	66.8	66.5
EV Energy Partners, L.P.	(f)(r)	Energy	8.0%		4/15/19	0.3	0.3	0.1
Greystone Mezzanine Equity Member Corp.	(g)(j)	Diversified Financials	L+650	4.5%	9/15/25	1.4	1.4	1.4
Greystone Mezzanine Equity Member Corp.	(g)(j)(q)	Diversified Financials	L+650	4.5%	9/15/25	25.6	25.6	25.6

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Imagine Communications Corp.	(g)	Media	12.5% PIK (12.5% Max PIK)		8/4/18	$0.7	$0.7	$0.7
Jupiter Resources Inc.	(f)(g)(j)	Energy	8.5%		10/1/22	6.4	5.6	4.0
P.F. Chang’s China Bistro, Inc.	(f)(g)	Consumer Services	10.3%		6/30/20	11.4	11.7	10.5
PriSo Acquisition Corp.	(g)	Capital Goods	9.0%		5/15/23	10.2	10.0	10.8
S1 Blocker Buyer Inc.	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.2
Sorenson Communications, Inc.	(f)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15.1	14.4	15.7
SunGard Availability Services Capital, Inc.	(f)(g)	Software & Services	8.8%		4/1/22	10.8	8.7	6.7
ThermaSys Corp.	(e)(f)(g)	Capital Goods	6.5%, 5.0% PIK (5.0% Max PIK)		5/3/20	145.2	145.2	131.6
VPG Metals Group LLC	(e)(g)	Materials	11.0%, 2.0% PIK (2.0% Max PIK)		6/30/18	2.2	2.2	2.2

Total Subordinated Debt							394.0	381.0
Unfunded Debt Commitments							(25.6)	(25.6)

Net Subordinated Debt							368.4	355.4

Asset Based Finance—8.3%
Altus Power America Holdings, LLC, Preferred Equity	(g)(p)	Energy	9.0%, 5.0% PIK		10/3/23	955.3	0.9	0.9
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	0.8	0.9	0.9
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5.4	5.4	5.5
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1.1	1.1	1.1
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1.1	1.1	1.1
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	77.5	77.5	78.9
Global Jet Capital Inc.	(f)(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	12.7	12.7	12.9
Global Jet Capital Inc.	(f)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	6.6	6.6	6.7
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	13.6	13.6	13.8
Global Jet Capital Inc.	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	13.3	13.3	13.5
MP4 2013-2A Class Subord. B	(f)(g)(j)	Diversified Financials	14.9%		7/25/29	21.0	11.3	12.0
NewStar Clarendon 2014-1A Class D	(g)(j)	Diversified Financials	L+435		1/25/27	1.6	1.5	1.6
NewStar Clarendon 2014-1A Class Subord. B	(g)(j)	Diversified Financials	15.8%		1/25/27	17.9	12.9	14.7
Rampart CLO 2007 1A Class Subord.	(g)(j)	Diversified Financials	4.5%		10/25/21	10.0	0.8	0.7
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(j)	Diversified Financials	9.9%		1/15/26	42.5	21.0	25.4

Total Asset Based Finance							180.6	189.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—21.9%(k)
5 Arches, LLC, Common Equity	(g)(j)(n)	Diversified Financials				20,000	$0.5	$0.5
Advanced Lighting Technologies, Inc., Common Equity	(g)(l)(t)	Materials				587,637	16.5	13.0
Advanced Lighting Technologies, Inc., Warrants, 10/4/2027	(g)(l)(t)	Materials				9,262	0.1	0.1
Altus Power America Holdings, LLC, Common Equity	(g)(l)	Energy				462,008	0.5	0.1
AP Exhaust Holdings, LLC, Class A1 Common Units	(g)(l)(n)	Automobiles & Components				8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(g)(l)(n)	Automobiles & Components				803	0.9	0.8
APP Holdings, LP, Warrants, 5/25/2026	(g)(j)(l)	Capital Goods				698,482	2.5	1.9
Ascent Resources Utica Holdings, LLC, Common Equity	(g)(l)(m)	Energy				96,800,082	29.1	24.2
ASG Everglades Holdings, Inc., Common Equity	(g)(l)(t)	Software & Services				1,689,767	36.4	83.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(g)(l)(t)	Software & Services				229,541	$6.5	$6.3
Aspect Software Parent, Inc., Common Equity	(g)(l)(t)	Software & Services				428,935	20.2	—
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(e)(f)(g)(l)	Health Care Equipment & Services				229,489	1.7	1.6
Burleigh Point, Ltd., Warrants, 7/16/2020	(g)(j)(l)	Retailing				3,451,216	1.9	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(l)(n)	Energy				70,947	0.1	0.1
CSF Group Holdings, Inc., Common Equity	(g)(l)	Capital Goods				391,300	0.4	0.3
Eastman Kodak Co., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				61,859	1.2	0.2
Escape Velocity Holdings, Inc., Common Equity	(g)(l)	Software & Services				19,312	0.2	0.5
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(g)(l)(n)	Energy				21,000	21.0	6.1
FourPoint Energy, LLC, Common Equity, Class D Units	(g)(l)(n)	Energy				3,937	2.6	1.2
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(l)(n)	Energy				48,025	12.0	13.8
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(l)(n)	Energy				70,875	17.7	20.6
Fronton Investor Holdings, LLC, Class B Units	(g)(n)(t)	Consumer Services				14,943	7.0	17.8
Global Jet Capital Holdings, LP, Preferred Equity	(f)(g)(j)(l)	Commercial & Professional Services				42,281,308	42.3	38.0
H.I.G. Empire Holdco, Inc., Common Equity	(g)(l)	Retailing				375	1.1	1.1
Harvey Holdings, LLC, Common Equity	(g)(l)	Capital Goods				2,333,333	2.3	6.0
Imagine Communications Corp., Common Equity, Class A Units	(g)(l)	Media				33,034	3.8	2.6
Industrial Group Intermediate Holdings, LLC, Common Equity	(g)(l)(n)	Materials				441,238	0.5	0.7
International Aerospace Coatings, Inc., Common Equity	(f)(l)	Capital Goods				4,401	0.5	—
International Aerospace Coatings, Inc., Preferred Equity	(f)(l)	Capital Goods				1,303	1.3	1.3
JMC Acquisition Holdings, LLC, Common Equity	(g)(l)	Capital Goods				483	0.5	0.6
JSS Holdco, LLC, Net Profits Interest	(g)(l)	Capital Goods				—	—	0.8
JW Aluminum Co., Common Equity	(f)(g)(l)(u)	Materials				972	—	—
JW Aluminum Co., Preferred Equity	(f)(g)(u)	Materials	12.5% PIK		11/17/25	4,499	49.4	57.3
MB Precision Investment Holdings LLC, Class A-2 Units	(g)(l)(n)	Capital Goods				490,213	0.5	—
Micronics Filtration Holdings, Inc., Common Equity	(g)(l)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings, Inc., Preferred Equity, Series A	(g)(l)	Capital Goods				55	0.6	0.9
Micronics Filtration Holdings, Inc., Preferred Equity, Series B	(g)(l)	Capital Goods				23	0.2	0.3
Mood Media Corp., Common Equity	(g)(j)(l)(t)	Media				16,243,967	11.8	26.8
North Haven Cadence TopCo, LLC, Common Equity	(g)(l)	Consumer Services				1,041,667	1.0	1.6
PDI Parent LLC, Common Equity	(g)(l)	Capital Goods				1,384,615	1.4	1.4
PSAV Holdings LLC, Common Equity	(f)(l)	Technology Hardware & Equipment				10,000	10.0	34.0
Ridgeback Resources Inc., Common Equity	(f)(j)(l)	Energy				324,954	2.0	2.0
Roadhouse Holding Inc., Common Equity	(g)(l)(t)	Consumer Services				6,672,036	6.9	—
S1 Blocker Buyer Inc., Common Equity	(g)	Commercial & Professional Services				59	0.6	0.9
Safariland, LLC, Common Equity	(f)(l)	Capital Goods				25,000	2.5	8.2
Safariland, LLC, Warrants, 7/27/2018	(f)(l)	Capital Goods				2,263	0.3	0.7
Safariland, LLC, Warrants, 9/20/2019	(f)(l)	Capital Goods				2,273	0.2	0.7
SandRidge Energy, Inc., Common Equity	(g)(j)(l)(s)	Energy				421,682	9.4	8.9
Sequel Industrial Products Holdings, LLC, Common Equity	(f)(g)(l)	Commercial & Professional Services				33,306	3.4	14.9
Sequel Industrial Products Holdings, LLC, Preferred Equity	(f)(g)	Commercial & Professional Services	9.5% PIK		11/10/18	8,000	13.4	13.4
Sequel Industrial Products Holdings, LLC, Warrants, 9/28/2022	(g)(l)	Commercial & Professional Services				1,293	—	0.4
Sequel Industrial Products Holdings, LLC, Warrants, 5/10/2022	(f)(l)	Commercial & Professional Services				19,388	—	6.7

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc., Common Equity	(g)(l)(s)	Consumer Durables & Apparel				206,664	$2.8	$0.4
Sorenson Communications, Inc., Common Equity	(f)(l)	Telecommunication Services				46,163	—	37.8
SSC Holdco Limited, Common Equity	(g)(j)(l)	Health Care Equipment & Services				113,636	2.3	2.7
Sunnova Energy Corp., Common Equity	(g)(l)	Energy				192,389	0.7	—
Sunnova Energy Corp., Preferred Equity	(g)(l)	Energy				35,115	0.2	0.1
The Brock Group, Inc., Common Equity	(g)(l)	Energy				183,826	3.7	3.8
The Stars Group Inc., Warrants, 5/15/2024	(g)(j)(l)	Consumer Services				2,000,000	16.8	25.1
ThermaSys Corp., Common Equity	(f)(l)	Capital Goods				51,813	—	—
ThermaSys Corp., Preferred Equity	(f)(l)	Capital Goods				51,813	5.2	0.1
Viper Holdings, LLC, Series I Units	(g)(l)	Consumer Durables & Apparel				308,948	0.5	0.5
Viper Holdings, LLC, Series II Units	(g)(l)(n)	Consumer Durables & Apparel				316,770	0.5	0.5
Viper Parallel Holdings LLC, Class A Units	(g)(l)	Consumer Durables & Apparel				649,538	1.1	1.1
VPG Metals Group LLC, Class A-2 Units	(f)(l)	Materials				3,637,500	3.6	2.2
Warren Resources, Inc., Common Equity	(f)(g)(l)	Energy				113,515	0.5	0.2
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(g)(l)	Software & Services				215,662	1.7	2.1
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(g)(l)	Software & Services				196,151	1.7	1.8
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(g)(l)	Software & Services				29,422	—	0.1

Total Equity/Other							386.8	500.9

TOTAL INVESTMENTS—171.8%							$3,816.8	3,926.2

LIABILITIES IN EXCESS OF OTHER ASSETS—(71.8%)								(1,641.2)

NET ASSETS—100%								$2,285.0

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

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

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(5)	PIK Income(5)	Fee Income(5)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$—	$—	$20.0	$(2.9)	$0.1	$0.0	$3.2	$20.4	$0.6	$—	$0.9
ASG Technologies Group, Inc.	54.8	—	11.8	(65.8)	0.1	0.3	(1.2)	—	3.2	0.4	—
Aspect Software, Inc.(1)(2)	—	0.6	0.6	(0.2)	—	—	—	1.0	0.1	—	0.0
Aspect Software, Inc.(2)	—	0.7	—	(0.0)	—	—	(0.1)	0.6	0.1	—	0.0
Aspect Software, Inc.(3)	—	—	—	—	—	—	(0.4)	(0.4)	0.0	—	0.0
Logan’s Roadhouse, Inc.(4)	—	—	7.0	—	—	—	(0.1)	6.9	0.0	0.1	0.7
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	23.9	—	—	(24.7)	0.5	5.6	(5.3)	—	2.3	—	1.2
Logan’s Roadhouse, Inc.	15.4	—	5.6	—	0.1	—	(11.0)	10.1	—	2.0	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	32.2	—	(34.0)	—	1.8	—	—	2.2	—	—
Advanced Lighting Technologies, Inc.	—	—	22.7	—	—	—	—	22.7	0.3	—	—
Mood Media Corp.	—	21.6	—	—	—	—	0.1	21.7	1.5	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(5)	PIK Income(5)	Fee Income(5)
Subordinated Debt
Mood Media Corp.(2)	$—	$5.7	$—	$(6.5)	$0.1	$0.7	$—	$—	$0.4	$—	$—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	—	—	16.5	—	—	—	(3.5)	13.0	—	—	—
Advanced Lighting Technologies, Inc., Warrants	—	—	0.1	—	—	—	(0.0)	0.1	—	—	—
Advanced Lighting Technologies, Inc., Preferred Equity	—	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	79.7	—	—	—	—	—	3.4	83.1	—	—	—
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	5.8	—	—	—	—	—	0.5	6.3	—	—	—
Aspect Software, Inc.(2)	—	19.8	0.1	—	—	0.3	(20.2)	—	—	—	—
Fronton Investor Holdings, LLC, Class B Units	15.1	—	—	(8.0)	—	—	10.7	17.8	—	—	—
Mood Media Corp.	—	6.7	5.2	—	—	—	14.9	26.8	—	—	—
Roadhouse Holding Inc., Common Equity	8.1	—	—	—	—	—	(8.1)	—	—	—	—

Total	$202.8	$87.3	$89.6	$(142.1)	$0.9	$8.7	$(17.1)	$230.1	$10.7	$2.5	$2.8

(1)	Security includes a partially unfunded commitment with an amortized cost of $0.0 and a fair value of $0.0.

(2)

The Company held this investment as of December 31, 2016 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2016. Transfers in or out have been presented at amortized cost.

(3)	Security is an unfunded commitment with an amortized cost of $0.4 and a fair value of $0.0.

(4)	Security includes a partially unfunded commitment with an amortized cost of $1,1 and a fair value of $1,1.

(5)	Interest, PIK, fee and dividend income presented for the full year ended December 31, 2017.

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

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(2)	PIK Income(2)
Senior Secured Loans—First Lien
Swiss Watch International, Inc.(1)	—	12.2	—	(1.6)	—	(10.6)	—	—	—	—
Swiss Watch International, Inc.(1)	—	42.3	—	—	—	(42.3)	—	—	(0.0)	—
Senior Secured Loans—Second Lien
JW Aluminum Co.	38.1	—	0.1	(0.1)	0.0	—	(0.1)	38.0	3.5	0.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2017

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(2)	PIK Income(2)
Equity/Other
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	45.0	—	6.0	—	—	—	6.3	57.3	0.8	5.9
SWI Holdco LLC, Common Equity(1)	—	—	0.0	—	—	(0.0)	—	—	—	—

Total	83.1	54.5	6.1	(1.7)	0.0	(52.9)	6.2	95.3	4.3	6.0

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.

The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory agreement, dated as of December 20, 2018, or the investment advisory agreement. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FB Income Advisor, LLC, or FB Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory agreement, or the prior investment advisory agreement, with the Advisor. The prior investment advisory agreement replaced the amended and restated investment advisory agreement, dated July 17, 2014, or the FB Advisor investment advisory agreement, by and between the Company and FB Advisor.

On December 19, 2018, the Company completed its acquisition, or the Merger, of Corporate Capital Trust, Inc., or CCT, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of July 22, 2018, by and among the Company, CCT, IC Acquisition, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. See Note 13 for a discussion of the Merger.

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

Use of Estimates: The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in millions, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

determination, the Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•

the Advisor then provides the valuation committee of the Company’s board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

the valuation committee reviews the preliminary valuations and the Advisor, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

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

The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

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

For the year ended December 31, 2018, the Company recognized $7 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.

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

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which shall equal both CCT’s and the Company’s realized capital gains (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by CCT and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

advisory agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of net assets. Thereafter, the Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

The subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the investment advisory agreement take into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Merger is excluded.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $7, $5 and $6 in estimated excise taxes payable in respect of income received during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company paid $6, $6 and $6, respectively, in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any interest or penalties.

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

Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 9 for additional information.

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2017 and 2016 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts and cross currency swaps. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.

Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	1,662,059	$16	1,216,341	$11
Share Repurchase Program	(6,571,347)	(50)	—	—	—	—
Issuance of Common Stock	292,324,670	1,567	—	—	—	—

Net Proceeds from Share Transactions	285,753,323	$1,517	1,662,059	$16	1,216,341	$11

During the year ended December 31, 2018, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,971,585 shares of common stock in the open market at an average price per share of $7.61 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2017, the administrator for the DRP purchased 611,141 shares of common stock in the open market at an average price per share of $8.65 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2019 to February 27, 2019, the administrator for the DRP purchased 531,786 shares of common stock in the open market at an average price per share of $5.64 (totaling $3) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

Merger

In accordance with the terms of the Merger Agreement, at the time of the transactions contemplated by the Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of the Company’s common stock (with CCT stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result, the Company issued an aggregate of 292,324,670 shares of its common stock to former CCT stockholders.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

February 2018 Share Repurchase Program

In February 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $50 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. During the year ended December 31, 2018, the Company repurchased 6,571,347 shares of common stock pursuant to the share repurchase program at an average price per share of $7.61 (totaling $50). The program has terminated since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

December 2018 Share Repurchase Program

In December 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company is permitted to repurchase up to $200 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program will be in effect through December 19, 2019, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

During the period from January 1, 2019 to February 26, 2019, the Company repurchased 6,146,042 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.34 (totaling $39).

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the adviser shall determine. The prior investment advisory agreement had substantially similar terms, except that cash and cash equivalents were not excluded from gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

Pursuant to the FB Advisor investment advisory agreement, which has in effect until April 9, 2018, FB Advisor was entitled to an annual base management fee equal to 1.75% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. FB Advisor had agreed, effective October 1, 2017, to (a) waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it was entitled under the FB Advisor investment advisory agreement as if the base management fee was 1.75% of the average value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FB Advisor under the FB Advisor investment advisory agreement with respect to each year.

On April 9, 2018, the Company entered into an administration agreement with the Advisor, or the administration agreement, which replaced an administration agreement with FB Advisor, or the FB Advisor administration agreement. Pursuant to the administration agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Pursuant to the administration agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments) and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The FB Advisor administration agreement was substantially similar to the administration agreement.

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement, the FB Advisor investment advisory agreement, the administration agreement and the FB Advisor administration agreement, as applicable, during the years ended December 31, 2018, 2017 and 2016:

			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017	2016
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Base Management Fee(1)	$60	$70	$71
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Subordinated Incentive Fee on Income(2)	$26	$50	$52
FB Advisor and the Advisor	Administration agreement and FB Advisor administration agreement	Administrative Services Expenses(3)	$4	$3	$4

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the years ended December 31, 2018 and 2017, the amount shown is net of waivers of $3 and $3, respectively. During the years ended December 31, 2018, 2017 and 2016, $59, $73, and 72, respectively, in base management fees were paid to the Advisor and/or FB Advisor. As of December 31, 2018, $20 in base management fees were payable to the Advisor, a portion of which were fees payable by CCT at the time of the Merger.

(2)

During the year ended December 31, 2018, $36 of subordinated incentive fees on income were paid to the Advisor and/or FB Advisor. As of December 31, 2018, a subordinated incentive fee on income of $14 was payable to the Advisor, a portion of which were fees payable by CCT at the time of the Merger.

(3)

During the years ended December 31, 2018, 2017 and 2016, $3, $3 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were less than $1 for the year ended December 31, 2018. The Company paid $3, $3 and $4, respectively, in administrative services expenses to the Advisor and/or FB Advisor during the years ended December 31, 2018, 2017 and 2016.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2018, 2017 and 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.89100	$217
2017	$0.85825	$211
2018(1)	$0.85000	$205

(1)	Includes a $0.09 per share special cash distribution that was paid on December 3, 2018.

On February 19, 2019, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about April 2, 2019 to stockholders of record as of the close of business on March 20, 2019. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	205	100%	211	100%	217	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$205	100%	$211	100%	$217	100%

(1)

During the years ended December 31, 2018, 2017 and 2016, 84.3%, 89.0% and 90.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.8%, 1.2% and 1.8%, respectively, was attributable to non-cash accretion of discount and 13.9%, 9.8% and 7.8%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $244, $206 and $212, respectively. As of December 31, 2018, 2017 and 2016, the Company had $190, $151 and $154, respectively, of undistributed net investment income and $436, $198 and $73, respectively, of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2017 was adjusted following the filing of the Company’s 2017 tax return in October 2018. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2017 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
GAAP-basis net investment income	$205	$204	$207
Income subject to tax not recorded for GAAP	30	(1)	5
Excise taxes	7	5	6
GAAP versus tax-basis impact of consolidation of certain subsidiaries	12	12	9
Reclassification of unamortized original issue discount and prepayment fees	(5)	(14)	(15)
Other miscellaneous differences	(5)	—	—

Tax-basis net investment income	$244	$206	$212

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2018, the Company increased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $186 and $38, respectively, and decreased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $224. During the year ended December 31, 2017, the Company increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency and accumulated undistributed (distributions in excess of) net investment income by $2 and $3, respectively, and decreased capital in excess of par value by $5, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2018	2017
Distributable ordinary income	$190	$151
Distributable realized gains (accumulated capital losses)(1)	(436)	(198)
Other temporary differences	0	(1)
Net unrealized appreciation (depreciation)(2)	176	60

Total	$(70)	$12

(1)

Net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $11 and $424, respectively. $114 of such losses were carried over from CCT due to the merger with CCT, and $161 of such losses were carried over from losses generated by FSIC prior to the merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of December 31, 2018 and 2017, the gross unrealized appreciation was $978 and $258, respectively. As of December 31, 2018 and 2017, the gross unrealized depreciation was $802 and $198, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,916 and $3,870 as of December 31, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(529) and $56 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had a deferred tax liability of $14 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $44 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $33. For the year ended December 31, 2018, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $3.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$4,105	$4,001	54.2%	$2,501	$2,521	64.2%
Senior Secured Loans—Second Lien	1,171	1,118	15.1%	222	197	5.0%
Other Senior Secured Debt	386	336	4.6%	158	162	4.1%
Subordinated Debt	495	429	5.8%	368	355	9.1%
Asset Based Finance	641	659	8.9%	181	190	4.8%
Strategic Credit Opportunities Partners, LLC	294	299	4.0%	—	—	—
Equity/Other	664	545	7.4%	387	501	12.8%

Total	$7,756	$7,387	100.0%	$3,817	$3,926	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2018, the Company held investments in eight portfolio companies of which it is deemed to “control.” As of December 31, 2018, the Company held investments in twelve portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the consolidated schedule of investments as of December 31, 2018.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $172.4, unfunded equity commitments of $386.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2017, the Company had twenty unfunded debt investments with aggregate unfunded commitments of $154.1, one unfunded commitment to purchase up to $0.3 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $0.0 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2018 and 2017.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$141	1.9%	$14	0.4%
Banks	15	0.2%	—	—
Capital Goods	1,588	21.4%	1,053	26.8%
Commercial & Professional Services	450	6.1%	560	14.3%
Consumer Durables & Apparel	436	5.9%	174	4.4%
Consumer Services	222	3.0%	265	6.7%
Diversified Financials	959	13.0%	140	3.6%
Energy	279	3.8%	258	6.6%
Food & Staples Retailing	84	1.1%	—	—
Food, Beverage & Tobacco	146	2.0%	70	1.8%
Health Care Equipment & Services	494	6.7%	240	6.1%
Household & Personal Products	66	0.9%	—	—
Insurance	89	1.2%	—	—
Materials	374	5.1%	371	9.4%
Media	95	1.3%	128	3.3%
Pharmaceuticals, Biotechnology & Life Sciences	9	0.1%	—	—
Real Estate	174	2.4%	—	—
Retailing	454	6.1%	174	4.4%
Semiconductors & Semiconductor Equipment	20	0.3%	7	0.2%
Software & Services	946	12.8%	205	5.2%
Technology Hardware & Equipment	71	1.0%	34	0.9%
Telecommunication Services	104	1.4%	165	4.2%
Transportation	171	2.3%	68	1.7%

Total	$7,387	100.0%	$3,926	100.0%

Strategic Credit Opportunities Partners, LLC

In May 2016, Strategic Credit Opportunities Partners, LLC, or SCJV, a joint venture between CCT and Conway Capital, LLC, or Conway, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the CCT and Conway, or the SCJV Agreement. As a result of the Merger, the Company succeeded CCT as a member of SCJV and as administrative agent of SCJV. Pursuant to the terms of the SCJV Agreement, the Company and Conway each have 50% voting control of SCJV and are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The SCJV Agreement requires the Company and Conway to provide capital to SCJV of up to $500 in the aggregate where the Company and Conway would provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV. As of December 31, 2018, the Company and Conway have funded approximately $336.0 to SCJV, of which $294.0 was from the Company.

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the GS Credit Facility, which provides for up to $350 of borrowings as of December 31, 2018. The GS Credit Facility contains an “accordion” feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400. The GS Credit Facility provides loans in U.S. dollars, Australian dollars,

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Euros and Pound Sterling. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of December 31, 2018, total outstanding borrowings under the GS Credit Facility were $273.1. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.

During the year ended December 31, 2018, the Company sold investments for proceeds of $43.7 to SCJV and recognized a net realized gain (loss) of $(0.9) in connection with the transactions. As of December 31, 2018, $43.7 of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.

As of December 31, 2018, SCJV had total investments with a fair value of $580.5. As of December 31, 2018 and 2017, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of December 31, 2018:

Total debt investments(1)	$537.7
Weighted average current interest rate on debt investments(2)	8.83%
Number of portfolio companies in SCJV	33
Largest investment in a single portfolio company(1)	$69.5
Unfunded commitments(1)	$22.5

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2018 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Senior Secured Loans—First Lien—121.7%
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/2021	$4.0	$3.8	$2.4
Apex Group Limited	(d)(e)	Diversified Financials	L+650	1.0%	6/15/2025	16.5	15.9	16.3
Apex Group Limited	(d)(e)(g)	Diversified Financials	L+650	1.0%	6/15/2025	12.4	12.4	12.1
Belk Inc		Retailing	L+475	1.0%	12/12/2022	4.1	3.7	3.3
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/2024	17.8	17.8	16.9
Bugaboo International BV	(d)(e)(f)	Consumer Durables & Apparel	E+700, 7.75% PIK (7.75% Max PIK)		3/20/2025	€26.1	30.7	29.5
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	L+725, 0.75% PIK (0.75% Max PIK)		12/10/2022	£22.1	23.8	28.2
CommerceHub Inc		Software & Services	L+375		5/21/2025	$2.2	2.2	2.1
Commercial Barge Line Co		Transportation	L+875	1.0%	11/12/2020	4.3	4.2	3.1
Dentix	(d)(e)	Health Care Equipment & Services	E+825		12/1/2022	€21.0	24.8	23.5
Eacom Timber Corp	(d)(e)	Materials	L+650	1.0%	11/30/2023	$69.5	69.6	69.3
Harbor Freight Tools USA Inc		Retailing	L+250	0.8%	8/18/2023	2.6	2.6	2.5
Huws Gray Ltd	(d)(e)	Materials	L+550	0.5%	4/11/2025	£20.2	26.3	25.5
Huws Gray Ltd	(d)(e)(g)	Materials	L+550	0.5%	4/11/2025	8.1	11.0	10.2
ID Verde	(d)(e)	Commercial & Professional Services	E+700		3/29/2024	€2.3	2.5	2.7
ID Verde	(d)(e)(g)	Commercial & Professional Services	E+700		3/29/2024	1.6	2.0	1.8
ID Verde	(d)(e)	Commercial & Professional Services	E+700		3/29/2025	15.9	18.5	18.2
ID Verde	(d)(e)	Commercial & Professional Services	E+725		3/29/2025	£6.4	8.4	8.2
Koosharem LLC		Commercial & Professional Services	L+450	1.0%	4/18/2025	$18.6	18.4	18.3
Marshall Retail Group LLC	(d)	Retailing	L+600	1.0%	8/25/2020	16.1	15.5	15.9
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/2022	6.9	7.0	6.6
P2 Energy Solutions, Inc.		Energy	L+400	1.0%	10/30/2020	2.9	2.9	2.8
Savers Inc		Retailing	L+375	1.3%	7/9/2019	9.7	9.4	9.3
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.1	—	0.1
SMART Global Holdings Inc	(d)(g)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.5	0.5	0.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		$38.7	$39.1	$39.1
Standard Aero Ltd		Capital Goods	L+375	1.0%	7/7/2022		1.0	1.0	1.0
Staples Canada	(d)(e)	Retailing	L+700	1.0%	9/12/2024	C$	45.1	34.1	33.3
TIBCO Software Inc		Software & Services	L+350	1.0%	12/4/2020		$18.9	18.6	18.7
Transplace		Transportation	L+375	1.0%	10/9/2024		3.3	3.3	3.3
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/2023		17.3	17.3	17.3

Total Senior Secured Loans—First Lien								447.3	442.0
Unfunded Loan Commitments								(25.9)	(25.9)

Net Senior Secured Loans—First Lien								421.4	416.1

Senior Secured Loans—Second Lien—5.1%
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	11.50% PIK (11.50% Max PIK)		12/10/2022		£13.6	17.7	17.4

Total Senior Secured Loans—Second Lien								17.7	17.4

Other Senior Secured Debt—2.4%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.75%		10/15/2020		$8.9	8.2	8.3

Total Senior Secured Debt								8.2	8.3

Subordinated Debt—24.2%
Cemex Materials LLC		Materials	7.70%		7/21/2025		58.5	66.2	59.6
GCI Inc		Telecommunication Services	6.88%		4/15/2025		7.2	7.4	7.0
Hillman Group Inc		Consumer Durables & Apparel	6.38%		7/15/2022		1.9	1.8	1.6
JC Penney Corp Inc		Retailing	8.13%		10/1/2019		0.1	0.1	—
Kenan Advantage Group Inc		Transportation	7.88%		7/31/2023		7.7	7.6	7.4
Solera LLC		Software & Services	10.50%		3/1/2024		6.8	7.3	7.3

Total Subordinated Debt								90.4	82.9

Asset Based Finance—13.1%
Sealane Trade Finance	(d)(e)	Banks	L+375	1.0%	5/8/2023		5.0	5.0	5.0
Sealane Trade Finance	(d)(e)	Banks	L+963	1.0%	5/8/2023		12.0	12.0	12.0
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials					16.1	16.1	27.7

Total Asset Based Finance								33.1	44.7

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Equity/Other—3.2%
Casual Dining Group Ltd	(d)(e)	Consumer Services				£12.7	$15.9	$11.1

Total Equity/Other							15.9	11.1

TOTAL INVESTMENTS—169.7%							$586.7	$580.5

Derivative Instruments—0.0%

Foreign currency forward contracts								$0.1

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.81% and the Euro Interbank Offered Rate, or EURIBOR, was (0.31)%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Investments classified as Level 3.

(e)	A portfolio company domiciled in a foreign country. The jurisdiction of the security issuer may be a different country than the domicile of the portfolio company.

(f)

The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

(g)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

Below is selected balance sheet information for SCJV as of December 31, 2018:

Selected Balance Sheet Information
Total investments, at fair value	$580.5
Cash and other assets	75.5

Total assets	656.0

Debt	269.0
Other liabilities	45.0

Total liabilities	314.0

Member’s equity	$342.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for SCJV for the year ended December 31, 2018:

Selected Statement of Operation Information
Total investment income	$50.7
Expenses
Interest expense	12.7
Custodian and accounting fees	0.2
Administrative services	0.3
Professional services	0.4
Other	0.0

Total expenses	13.6

Net investment income	37.1
Net realized and unrealized losses	(2.1)

Net increase in net assets resulting from operations	$35.0

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2018:

Derivative Instrument	Statement Location	Fair Value
Cross currency swaps	Unrealized depreciation on swap contracts	$(16)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	3

Total		$(13)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the year ended December 31, 2018 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	Net Realized Gains (Losses)
Cross currency swaps	Net realized gains (losses) on swap contracts	$0

Total		$0

Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$(16)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3

Total		$(13)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2018:

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(3)	$—	$—	$—

Total	$3	$(3)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(16)	$3	$—	$—	$(13)

Total	$(16)	$3	$—	$—	$(13)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

Foreign Currency Forward Contracts and Cross Currency Swaps:

The Company may enter into foreign currency forward contracts and cross currency swaps from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

Cross currency swaps are interest rate swaps in which interest cash flows are exchanged between two parties based on the notional amounts of two different currencies. These swaps are marked-to-market by recognizing the difference between the present value of cash flows of each leg of the swaps as unrealized appreciation or depreciation. Realized gain or loss is recognized when periodic payments are received or paid and the swaps are terminated. The entire notional value of a cross currency swap is subject to the risk that the counterparty to the swap will default on its contractual delivery obligations. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The foreign currency forward contracts and cross currency swap open at the end of the period are generally indicative of the volume of activity during the period.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank	€	84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

As of December 31, 2018, the Company’s open cross currency swap was as follows:

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

				$(16)

As of December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $348.3, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The table below displays the Company’s foreign currency denominated debt investments and foreign currency forward contract, summarized by foreign currency type as of December 31, 2018:

	Debt investments Denominated in Foreign Currencies As of December 31, 2018				Hedges As of December 31, 2018
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	302.9	$347.0	$214.2	€	290.7	$320.5
Canadian Dollars	C$	11.5	8.4	8.5	C$	4.4	3.3
British Pound Sterling		—	—	—	£	17.4	24.1
Australian Dollars		—	—	—	A$	0.6	0.4

Total			$355.4	$222.7			$348.3

Note 8. Fair Value of Financial Instruments

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

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

As of December 31, 2018 and 2017, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:

	December 31, 2018	December 31, 2017
Valuation Inputs	Investments	Investments
Level 1—Price quotations in active markets	$—	$9
Level 2—Significant other observable inputs	846	—
Level 3—Significant unobservable inputs	6,541	3,917

	$7,387	$3,926

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

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company typically values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

The following is a reconciliation for the years ended December 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$2,521	$197	$162	$355	$190	$—	$492	$3,917
Accretion of discount (amortization of premium)	3	—	1	—	—	—	—	4
Net realized gain (loss)	(7)	(19)	(1)	(145)	—	—	53	(119)
Net change in unrealized appreciation (depreciation)	(111)	(12)	(44)	(40)	8	5	(234)	(428)
Purchases	2,002	865	72	295	446	294	358	4,332
Paid-in-kind interest	4	1	3	17	19	—	11	55
Sales and repayments	(617)	(40)	(8)	(50)	(4)	—	(146)	(865)
Net transfers in or out of Level 3(1)	(106)	(108)	(20)	(132)	—	—	11	(355)

Fair value at end of period	$3,689	$884	$165	$300	$659	$299	$545	$6,541

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	(105)	(23)	(44)	(52)	11	5	(162)	$(370)

	For the Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$1,935	$599	$160	$341	$186	$—	$499	$3,720
Accretion of discount (amortization of premium)	2	9	1	14	—	—	—	26
Net realized gain (loss)	(56)	(24)	(44)	(14)	—	—	(4)	(142)
Net change in unrealized appreciation (depreciation)	77	(4)	50	30	(3)	—	(22)	128
Purchases	954	77	86	119	1	—	43	1,280
Paid-in-kind interest	3	3	—	10	18	—	7	41
Sales and repayments	(394)	(463)	(91)	(145)	(12)	—	(31)	(1,136)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$2,521	$197	$162	$355	$190	$—	$492	$3,917

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$24	$(17)	$3	$16	—	—	$(15)	$11

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

(1)

As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the year ended December 31, 2017 of the secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:

Secured Borrowing
For the Year Ended December 31, 2017
Fair value at beginning of period	$(3)
Amortization of premium (accretion of discount)	(0)
Net realized gain (loss)	(0)
Net change in unrealized appreciation (depreciation)	0
Repayments on secured borrowing	3
Paid-in-kind interest	—
Proceeds from secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$—

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$—

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2018 and 2017 were as follows:

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$3,542	Market Comparables	Market Yield (%)	6.9% - 16.8%	10.8%
			EBITDA Multiples (x)	3.9x - 9.5x	5.1x
			Revenue Multiples (x)	0.2x - 0.2x	0.2x
	58	Other(2)	Other(2)	N/A	N/A
	89	Cost	Cost	99.0% - 99.0%	99.0%
Senior Secured Loans—Second Lien	804	Market Comparables	Market Yield (%)	8.9% - 17.8%	12.5%
			EBITDA Multiples (x)	4.5x - 6.0x	5.5x
	80	Cost	Cost	98.5% - 98.5%	98.5%
Other Senior Secured Debt	155	Market Comparables	Market Yield (%)	8.2% - 13.6%	9.7%
			EBITDA Multiples (x)	0.2x - 8.5x	4.0x
	10	Other(2)	Other(2)	N/A	N/A
Subordinated Debt	300	Market Comparables	Market Yield (%)	7.9% - 24.0%	12.3%
			EBITDA Multiples (x)	7.3x - 10.1x	9.2x
Asset Based Finance	282	Market Comparables	Market Yield (%)	17.7% - 19.0%	18.4%
			Price to Book Multiple (x)	1.2x - 1.3x	1.3x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	60	Market Quotes	Indicative Dealer Quotes	5.6% - 99.6%	44.7%
	169	Discounted Cash Flow	Discount Rate (%)	5.2% - 16.0%	10.0%
	74	Net Asset Value	Net Asset Value	N/A	N/A
	32	Other(2)	Other(2)	N/A	N/A
	42	Cost	Cost	100.0% - 100.0%	100.0%
Strategic Credit Opportunities Partners, LLC	299	Net Asset Value	Net Asset Value	N/A	N/A
Equity/Other	375	Market Comparables	EBITDA Multiples (x)	0.2x - 15.7x	7.7x
			Revenue Multiples (x)	0.9x - 1.2x	1.1x
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
			Production Multiples (MMcfe/d)	$4,708.0 - $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 - $1.3	$1.2
			PV-10 Multiples (x)	0.8x - 2.3x	1.5x
			Production Multiples (Mboe/d)	$25,000.0 - $38,750.0	$26,724.8
			Proved Reserves Multiples (Mmboe)	$3.5 - $13.8	$4.2
			Price to Book Multiple (x)	1.0x - 1.0x	1.0x
	32	Discounted Cash Flow	Discount Rate (%)	11.8% - 13.8%	12.8%
	131	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
			Equity Illiquidity Discount	10.0% - 10.0%	10.0%
	5	Other(2)	Other(2)	N/A	N/A
	2	Cost	Cost	100.0% - 100.0%	100.0%

Total	$6,541

(1)

Investments using a market quotes valuation technique were primarily valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,355	Market Comparables	Market Yield (%)	6.2% - 14.0%	9.8%
			EBITDA Multiples (x)	5.0x - 8.0x	7.2x
	53	Other(2)	Other(2)	N/A	N/A
	113	Market Quotes	Indicative Dealer Quotes	85.5% - 102.8%	99.4%
Senior Secured Loans—Second Lien	84	Market Comparables	Market Yield (%)	8.3% - 20.7%	11.3%
			EBITDA Multiples (x)	5.0x - 6.0x	5.5x
	113	Market Quotes	Indicative Dealer Quotes	50.5% - 102.3%	93.7%
Senior Secured Bonds	113	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.6%
			EBITDA Multiples (x)	4.8x - 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	29	Other(2)	Other(2)	N/A	N/A
	20	Market Quotes	Indicative Dealer Quotes	99.5% - 100.5%	100.0%
Subordinated Debt	222	Market Comparables	Market Yield (%)	7.8% - 16.8%	14.5%
			EBITDA Multiples (x)	9.0x - 11.0x	9.5x
	133	Market Quotes	Indicative Dealer Quotes	50.0% - 108.5%	99.4%
Asset Based Finance	136	Market Comparables	Market Yield (%)	7.8% - 16.8%	14.5%
	54	Market Quotes	Indicative Dealer Quotes	6.6% - 100.2%	65.8%
Equity/Other	449	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	8.3x
			Production Multiples (Mboe/d)	$32,500.0 - $44,750.0	$34,191.4
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$8.6
			PV-10 Multiples (x)	0.8x - 2.6x	2.3x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% - 36.5%	35.3%
	43	Other(2)	Other(2)	N/A	N/A

Total	$3,917

(1)

Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2018 and 2017:

	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT New York Funding Credit Facility(1)	Revolving Credit Facility	L+2.50%	$240		$60	January 16, 2021
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	183		117	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425		—	November 1, 2020
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,224	(4)	991	August 9, 2023
4.000% Notes due 2019(5)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022

Total			$3,397		$1,168

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €25 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $24 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £3 has been converted to U.S dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

(5)

As of December 31, 2018, the fair value of the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes was approximately $400, $406, $274 and $242, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Hamilton Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	$150		$—	December 15, 2021
ING Credit Facility(1)	Revolving Credit Facility	L+2.25%	67	(2)	261	March 16, 2021
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425		—	November 1, 2020
4.000% Notes due 2019(3)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(3)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(3)	Unsecured Notes	4.75%	275		—	May 15, 2022

Total			$1,722		$261

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)

Borrowings in Euros and Canadian dollars. Euro balance outstanding of €42 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $21 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

(3)

As of December 31, 2017, the fair value of the 4.000% notes, the 4.250% notes and the 4.750% notes was approximately $407, $415 and $284, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2018, 2017 and 2016, the components of total interest expense for the Company’s financing arrangements were as follows:

Arrangement(1)	CCT New York Funding Credit Facility(2)	CCT Tokyo Funding Credit Facility(2)	Hamilton Street Credit Facility(2)	ING Credit Facility(2)	JPM Facility	Locust Street Credit Facility	Senior Secured Revolving Credit Facility	4.000% Notes due 2019	4.250% Notes due 2020	4.750% Notes due 2022	5.000% Notes due 2022	Partial Loan Sale(3)	Total
Fiscal 2018
Direct interest expense	$1	$0	$3	$3	$—	$21	$4	$16	$17	$13	$0	$—	$78
Amortization of deferred financing costs and discount	—	—	1	—	—	1	1	1	1	1	—	—	6

Total interest expense	$1	$0	$4	$3	$—	$22	$5	$17	$18	$14	$0	$—	$84

Fiscal 2017
Direct interest expense	$—	$—	$6	$5	$—	$17	$—	$16	$17	$13	$—	$0	$74
Amortization of deferred financing costs and discount	—	—	0	1	—	1	—	1	1	1	—	0	5

Total interest expense	$—	$—	$6	$6	$—	$18	$—	$17	$18	$14	$—	$0	$79

Fiscal 2016
Direct interest expense	$—	$—	$0	$5	$19	$3	$—	$16	$14	$13	$—	$0	$70
Amortization of deferred financing costs and discount	—	—	0	1	—	0	—	1	1	1	—	0	4

Total interest expense	$—	$—	$0	$6	$19	$3	$—	$17	$15	$14	$—	$0	$74

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $1,725 and 4.53%, respectively. As of December 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.58%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2017 were $1,769 and 4.18%, respectively. As of December 31, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.26%.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

CCT New York Funding Credit Facility

On November 29, 2016, CCT New York Funding LLC, or CCT New York Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the CCT New York Funding Credit Facility, pursuant to a loan and security agreement with JPMorgan Chase Bank, National Association, or JPMorgan, as administrative agent and lender, any additional lenders from time to time party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, and the Company, which succeeded CCT as the portfolio manager.

The CCT New York Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300 with an accordion feature which allows for the expansion of the borrowing limit up to $400, subject to consent from the lenders and other customary conditions. Advances outstanding under the CCT New York Funding Credit Facility bear interest at a rate equal to three-month LIBOR plus a spread of 2.50% per annum, payable quarterly. CCT New York Funding pays a quarterly commitment fee of 0.70% per annum on any unused commitment amounts. Any amounts borrowed under the CCT New York Funding Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 16, 2021.

Advances under the CCT New York Funding Credit Facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances minus the amount of principal and certain interest proceeds in CCT New York Funding’s accounts is less than or equal to 60% of the net asset value of CCT New York Funding’s portfolio of assets.

In connection with the CCT New York Funding Credit Facility, CCT New York Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The CCT New York Funding Credit Facility contains events of default customary for similar financing transactions, including: (i) failure to make principal payments when due or any other payments under the CCT New York Funding Credit Facility within two business days of when they are due; (ii) the insolvency or bankruptcy of CCT New York Funding or the Company; (iii) a “Change of Control” (as defined in the CCT New York Funding loan and security agreement) of CCT New York Funding; (iv) the Company’s net asset value is less than the product of (a) the outstanding advances minus the amount of principal and certain interest proceeds in CCT New York Funding’s accounts and (b) 117.64%, and is not remedied within two business days of notice by JPMorgan; and (v) the Advisor or a permitted affiliate thereof ceases to be the Company’s investment adviser. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the CCT New York Funding Credit Facility immediately due and payable.

The occurrence of events of default (as described above) or events defined as “Market Value Events” in the CCT New York Funding loan and security agreement triggers (i) a requirement that CCT New York Funding obtain the consent of JPMorgan prior to entering into any sale or disposition with respect to portfolio assets and (ii) the right of JPMorgan to direct CCT New York Funding to enter into sales or dispositions with respect to any portfolio assets, in each case, in JPMorgan’s sole discretion.

CCT New York Funding’s obligations to JPMorgan under the CCT New York Funding Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT New York Funding, including its portfolio of assets. The obligations of CCT New York Funding under the CCT New York Funding Credit Facility are non-recourse to the Company.

CCT Tokyo Funding Credit Facility

On December 2, 2015, CCT Tokyo Funding LLC, or CCT Tokyo Funding, a wholly owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the CCT Tokyo Funding Credit Facility, pursuant to a loan and servicing agreement with Sumitomo Mitsui Banking Corporation, or SMBC, as the administrative agent, collateral agent, and lender, and the Company, which succeeded CCT as the servicer and transferor.

The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300. The end of the reinvestment period and the stated maturity date for the CCT Tokyo Funding Credit Facility are December 2, 2019 and December 2, 2022, respectively. The reinvestment period and the stated maturity date are both subject to two further one-year extensions by mutual agreement of CCT Tokyo Funding and SMBC. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Advances outstanding under the CCT Tokyo Funding Credit Facility bear interest at a rate equal to (i) for loans for which CCT Tokyo Funding elects the base rate option, the higher of (A) the “Prime Rate” (as defined in the CCT Tokyo Funding loan and servicing agreement) or (B) the federal funds effective rate plus 0.50%, plus a spread of 0.75% per annum, or (ii) for loans for which CCT Tokyo Funding elects the LIBOR rate option, three-month LIBOR plus a spread of 1.75% per annum. In each case, the spread increases by 0.25% per annum if the average daily amount of advances outstanding during the relevant remittance period does not exceed $150. Effective June 2, 2016, CCT Tokyo Funding began paying a quarterly non-usage fee of 0.35% per annum on any unborrowed amounts up to a threshold amount equal to the lesser of (i) 50% of the borrowing base during the relevant remittance period and (ii) $150, and 0.875% per annum on any unborrowed amounts above such threshold amount.

In connection with the CCT Tokyo Funding Credit Facility, CCT Tokyo Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The CCT Tokyo Funding Credit Facility contains customary events of default for similar financing transactions, including: (i) failure to make principal payments when due or any other payments under the CCT Tokyo Funding Credit Facility within three business days of when they are due; (ii) failure to cure a deficiency in the required borrowing base within 12 business days; (iii) the insolvency or bankruptcy of CCT Tokyo Funding or the Company; (iv) a “Change of Control” (as defined in the CCT Tokyo Funding loan and servicing agreement) of CCT Tokyo Funding; (v) the aggregate maximum unfunded commitments for CCT Tokyo Funding’s portfolio of assets is greater than $20 for more than five business days; and (vi) the Advisor or a permitted affiliate thereof ceases to be the Company’s investment adviser. Upon the occurrence and during the continuance of an event of default, the administrative agent may declare the outstanding advances and all other obligations under the CCT Tokyo Funding Credit Facility immediately due and payable.

CCT Tokyo Funding’s obligations to SMBC under the CCT Tokyo Funding Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Tokyo Funding, including its portfolio of assets. The obligations of CCT Tokyo Funding under the CCT Tokyo Credit Facility are non-recourse to the Company.

JPM Facility

On July 21, 2011, through its two wholly-owned, special-purpose financing subsidiaries, Locust Street Funding LLC, or Locust Street, and Race Street Funding LLC, or Race Street, the Company entered into a debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was subsequently amended several times, or the JPM Facility. Prior to its termination, the Company and JPM most recently amended the financing arrangement on April 28, 2016 to, among other things, reduce the amount of outstanding available debt financing from $725 to $650. On November 1, 2016, in connection with the entrance into the Locust Street Credit Facility (as defined below), (i) the Class A Notes issued by Locust Street to Race Street were redeemed, (ii) the amended and restated global master repurchase agreement between Race Street and Locust Street was terminated and (iii) the JPM Facility was prepaid and terminated.

Locust Street Credit Facility

On November 1, 2016, Locust Street entered into a loan agreement, or the Locust Street loan agreement and, together with the related transaction documents, the Locust Street Credit Facility, with JPMorgan, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator, pursuant to which JPMorgan advanced a $625 term loan to Locust Street. Advances outstanding under the Locust Street Credit Facility bear interest at a rate equal to three-month LIBOR plus a spread of 2.6833% per annum. Interest is payable quarterly in arrears. Under the Locust Street loan agreement, Locust Street agreed to repay $200 of the aggregate principal amount of the advances on or before January 31, 2017, which repayment was satisfied in full in December 2016. All remaining outstanding advances under the loan agreement will mature, and all accrued and unpaid interest thereunder, will be due and payable, on November 1, 2020.

Advances under the Locust Street loan agreement are subject to a compliance condition which will be satisfied at any given time if the outstanding advances minus the amount of principal and certain interest proceeds in Locust Street’s accounts is less than or equal to 53% of the net asset value of Locust Street’s portfolio of assets. Locust Street also made certain customary representations and warranties and is required to comply with various customary covenants, reporting requirements and other requirements.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Locust Street loan agreement contains events of default customary for similar financing transactions, including: (i) the failure to make principal payments when due or any other payments under the Locust Street loan agreement within two business days of when they are due; (ii) the insolvency or bankruptcy of Locust Street or the Company; (iii) a “Change of Control” (as defined in the Locust Street loan agreement) of Locust Street; and (iv) the transaction documents are amended in a manner materially adverse to JPMorgan, as administrative agent, without JPMorgan’s consent. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the Locust Street loan agreement immediately due and payable.

The occurrence of events of default (as described above) or events defined as “Coverage Events” in the Locust Street loan agreement triggers (i) a requirement that Locust Street obtain the consent of JPMorgan prior to entering into any sale or disposition with respect to portfolio assets and (ii) the right of JPMorgan to direct Locust Street to enter into sales or dispositions with respect to any portfolio assets, in each case, in JPMorgan’s sole discretion.

Locust Street’s obligations to JPMorgan under the Locust Street Credit Facility are secured by a first priority security interest in substantially all of the assets of Locust Street, including its portfolio of assets. The obligations of Locust Street under the Locust Street Credit Facility are non-recourse to the Company, and the Company’s exposure under the Locust Street Credit Facility is limited to the value of the Company’s investment in Locust Street.

The Company incurred costs in connection with obtaining the Locust Street Credit Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2018, $2 of such deferred financing costs had yet to be amortized to interest expense.

Senior Secured Revolving Credit Facility

On August 9, 2018, the Company entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility, with FS Investment Corporation II, or FSIC II, FS Investment Corporation III, or FSIC III, (and prior to the Merger, CCT) JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435, with an option for the Company to request, at one or more times, that existing or new lenders, at their election, provide up to $1,718 of additional commitments. The Senior Secured Revolving Credit Facility initially provided for a sublimit available for the Company to borrow up to $685 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of FSIC II and FSIC III, as additional borrowers, and the obligations of the other borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25.

On November 8, 2018, the total facility amount was increased to $3,515 and the Company’s sublimit was increased to $765. Upon the Merger, the new sublimit for the Company became $2,215.

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

The proceeds of the Senior Secured Revolving Credit Facility initially drawn by the Company were used in part to prepay in full all loans outstanding as of August 9, 2018 under (i) the senior secured revolving credit agreement, dated as of April 3, 2014, by and among the Company, the lenders party thereto and ING as administrative agent (as amended, restated, amended and restated and otherwise modified), or the ING Credit Facility, and (ii) the loan and security agreement, dated as of December 15, 2016, by and among Hamilton Street Funding LLC, the lenders party thereto, HSBC Bank USA, National Association, as administrative agent, and U.S. Bank National Association, as collateral agent, account bank and custodian (as amended, restated, amended and restated and otherwise modified), or the Hamilton Street Credit Facility.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the total value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Senior Secured Revolving Credit Facility.

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

The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.

The Company incurred costs in connection with obtaining the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs, along with $2 of unamortized fees from the ING Credit Facility, on its consolidated balance sheets and which the Company amortizes to interest expense over the life of the facility. As of December 31, 2018, $6 of such deferred financing costs had yet to be amortized to interest expense.

Hamilton Street Credit Facility

On December 15, 2016, Hamilton Street Funding LLC, or Hamilton Street, a wholly owned, special purpose financing subsidiary of the Company, entered into the Hamilton Street Credit Facility, which provided for a five-year maturity with a four-year revolving period during which Hamilton Street was permitted to borrow, repay and reborrow advances in U.S. dollars and certain agreed foreign currencies in an aggregate amount of up to $150. In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated the Hamilton Street Credit Facility. The $1 of remaining unamortized deferred financing costs for the Hamilton Street Credit Facility were charged to interest expense.

ING Credit Facility

On April 3, 2014, the Company entered into the ING Credit Facility, which, as amended, provided for a maturity date of March 16, 2021 with a revolving period through March 16, 2020 during which the Company was permitted to borrow, repay and reborrow advances in U.S. dollars and certain agreed foreign currencies in an aggregate amount of up to $328. In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated the ING Credit Facility. The Company incurred costs in connection with obtaining the ING Credit Facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of August 9, 2018, $2 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the terms of the Senior Secured Revolving Credit Facility, the remaining unamortized deferred financing costs of $2 will be amortized over the contractual term of the Senior Secured Revolving Credit Facility.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

4.000% Notes due 2019

On July 14, 2014, the Company and U.S. Bank National Association, or U.S. Bank, entered into an indenture, or the base indenture, and a first supplemental indenture thereto, or together with the base indenture and any supplemental indentures thereto, the indenture, relating to the Company’s issuance of $400 aggregate principal amount of its 4.000% notes due 2019, or the 4.000% notes.

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

The Company incurred costs in connection with issuing the 4.000% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.000% notes. As of December 31, 2018, $0 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.000% notes, the Company has charged discount against the carrying amount of such notes. As of December 31, 2018, $0 of such discount had yet to be amortized to interest expense.

4.250% Notes due 2020

On December 3, 2014, the Company and U.S. Bank entered into a second supplemental indenture to the base indenture relating to the Company’s issuance of $325 aggregate principal amount of its 4.250% notes due 2020, or the 4.250% notes. On December 8, 2016, the Company issued an additional $80 aggregate principal amount of the 4.250% notes as additional notes under the second supplemental indenture.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company incurred costs in connection with issuing the 4.250% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.250% notes. As of December 31, 2018, $0 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.250% notes, the Company has charged discount against the carrying amount of such notes. As of December 31, 2018, $1 of such discount had yet to be amortized to interest expense.

4.750% Notes due 2022

On April 30, 2015, the Company and U.S. Bank entered into a third supplemental indenture to the base indenture relating to the Company’s issuance of $275 aggregate principal amount of its 4.750% notes due 2022, or the 4.750% notes.

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

The Company incurred costs in connection with issuing the 4.750% notes, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the 4.750% notes. As of December 31, 2018, $0 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the 4.750% notes, the Company has charged discount against the carrying amount of such notes. As of December 31, 2018, $2 of such discount had yet to be amortized to interest expense.

5.000% Notes due 2022

On June 28, 2017, CCT and The Bank of New York Mellon Trust Company, N.A., or BNY Mellon, entered into an indenture relating to its issuance of $140 aggregate principal amount of 5.00% senior unsecured notes due 2022, or the 5.00% notes. On August 31, 2017, CCT issued $105 aggregate principal amount of the 5.00% notes as additional notes under the indenture. As a result of the Merger, the Company succeeded CCT as the party responsible under the indenture. The 5.00% notes will mature on June 28, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture. The 5.00% notes bear interest at a rate of 5.00% per year, payable semi-annually on June 28 and December 28 of each year, commencing on December 28, 2017. The interest rate on the 5.00% notes is subject to adjustment in certain instances set forth in the indenture (up to a maximum interest rate of 5.50%), based on the corporate ratings of the Company by Fitch Ratings, Inc., Kroll Bond Rating Agency, Inc. and Standard & Poor’s Rating Services. The 5.00% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 5.00% notes and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding 5.00% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The indenture contains certain covenants, including the covenant to provide financial information to the holders of the 5.00% notes and BNY Mellon if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

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

Note 10. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2014	$1,864	2.27	—	N/A
2015	$1,835	2.20	—	N/A
2016	$1,703	2.35	—	N/A
2017	$1,722	2.33	—	N/A
2018	$3,397	2.23	—	N/A

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:(1)
Net asset value, beginning of period	$9.30	$9.41	$9.10	$9.83	$10.18
Results of operations(2)
Net investment income (loss)	0.82	0.83	0.85	1.10	0.97
Net realized gain (loss) and unrealized appreciation (depreciation)	(1.43)	(0.08)	0.35	(0.94)	(0.19)

Net increase (decrease) in net assets resulting from operations	(0.61)	0.75	1.20	0.16	0.78

Stockholder distributions(3)
Distributions from net investment income	(0.85)	(0.86)	(0.89)	(0.75)	(0.79)
Distributions from net realized gain on investments	—	—	—	(0.14)	(0.29)

Net decrease in net assets resulting from stockholder distributions	(0.85)	(0.86)	(0.89)	(0.89)	(1.08)

Capital share transactions
Issuance of common stock(4)	0.00	0.00	0.00	0.00	0.00
Repurchases of common stock(5)	0.04	—	—	—	(0.05)
Deduction of deferred costs(6)	(0.04)	—	—	—	—

Net increase (decrease) in net assets resulting from capital share transactions	0.00	—	—	—	(0.05)

Net asset value, end of period	$7.84	$9.30	$9.41	$9.10	$9.83

Per share market value, end of period	$5.18	$7.35	$10.30	$8.99	$9.93

Shares outstanding, end of period	531,478,739	245,725,416	244,063,357	242,847,016	240,896,559

Total return based on net asset value(7)	(6.56)%	7.97%	13.19%	1.63%	7.17%

Total return based on market value(8)	(20.15)%	(21.39)%	25.91%	(0.78)%	5.52%

Ratio/Supplemental Data:
Net assets, end of period	$4,166	$2,285	$2,297	$2,209	$2,367
Ratio of net investment income to average net assets(9)	9.15%	8.86%	9.32%	11.25%	9.54%
Ratio of total operating expenses to average net assets(8)	8.57%	9.48%	9.69%	8.90%	8.90%
Ratio of net operating expenses to average net assets(9)	8.44%	9.37%	9.69%	8.90%	8.79%
Portfolio turnover	19.92%	29.17%	29.65%	39.93%	50.27%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,397	$1,722	$1,703	$1,835	$1,864
Asset coverage per unit(10)	2.23	2.33	2.35	2.20	2.27

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

(5)

Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share for the year ended December 31, 2018. For the year ended December 31, 2014, represents a reduction to net asset value as a result of the Company repurchasing shares at a price greater than its net asset value per share for the year ended December 31, 2014.

(6)

As a result of the purchase price allocation for the Merger, the Company permanently wrote off approximately $22 of deferred costs and prepaid assets from CCT’s balance sheet. Refer to Note 13 for a discussion of the Merger.

(7)

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

(8)

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

(9)

Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	(0.89)%	(0.37)%
Ratio of subordinated income incentive fees to average net assets	1.16%	2.19%	2.33%	2.59%	2.29%
Ratio of interest expense to average net assets	3.75%	3.44%	3.33%	3.19%	2.56%
Ratio of excise taxes to average net assets	0.31%	0.23%	0.25%	0.26%	0.21%

(10)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 13. CCT Acquisition

On December 19, 2018, the Company completed its previously announced acquisition of CCT pursuant to the Merger Agreement. Pursuant to the Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company.

In accordance with the terms of the Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of the Company’s common stock (with CCT stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result, the Company issued an aggregate of approximately 292,324,670 shares of its common stock to former CCT stockholders.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 13. CCT Acquisition (continued)

The Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—Related Issues. The fair value of the Merger consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

In applying the asset acquisition method of accounting, the Company used a cost approach to allocate the cost of the consideration given against the assets being acquired. The cost of the acquisition was determined to be the fair value of the consideration given as the Company determined that the fair value of the shares of its Common Stock issued pursuant to the Merger Agreement based on its most recent traded price on the NYSE to be the most evident. Since the fair value of the consideration given was less than the fair value of the assets received, the Company utilized the relative fair value method to reduce the recorded value of deferred costs and prepaid assets by $22 and CCT’s investments by $717. Immediately upon consummation of the Merger, CCT’s investments that were written down as a result of the purchase price allocation were written back up to their respective fair values under ASC Topic 820. This is reflected as change in unrealized appreciation from merger accounting on the consolidated statement of operations.

The Merger was considered a tax-free reorganization. The Company has elected to carry forward the historical cost basis of the CCT investments, resulting in an additional $260 of unrealized depreciation on its investments from CCT.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Merger:

Common stock issued	$1,574

Total purchase price	$1,574

Assets acquired:
Investments, at fair value	$3,451
Cash and cash equivalents	197
Other assets	64

Total other assets acquired	$3,712
Debt	1,928
Other liabilities assumed	$210

Total purchase price	$1,574

The Company incurred $7 of professional fees and other costs associated with the merger. Such costs were capitalized by the Company and included in the purchase price of the Merger. Subsequent to the Merger, the investments were marked up to their fair value, while the deferred costs and prepaid assets ($0.04 per share) were permanently written off.

The following table summarizes the balance sheet of CCT on the Merger date subsequent to the mark up of CCT investments to their fair value:

Cash	$197
Investments ($4,428 at cost)	4,168
Other assets	64

Total assets	$4,429
Debt	1,928
Other liabilities	210

Total liabilities	$2,138

Net assets	$2,291

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$103	$95	$96	$100
Operating expenses
Net expenses and excise taxes	50	39	50	50

Net investment income	53	56	46	50
Realized and unrealized gain (loss)	545	(67)	(77)	(37)

Net increase (decrease) in net assets resulting from operations	$598	$(11)	$(31)	$13

Per share information-basic and diluted
Net investment income	$0.19	$0.23	$0.19	$0.21

Net increase (decrease) in net assets resulting from operations	$2.16	$(0.05)	$(0.13)	$0.05

Weighted average shares outstanding	277,283,374	239,495,341	242,801,446	245,713,188

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$111	$104	$98	$106
Operating expenses
Net expenses and excise taxes	57	53	52	53

Net investment income	54	51	46	53
Realized and unrealized gain (loss)	(39)	34	(28)	11

Net increase (decrease) in net assets resulting from operations	$15	$85	$18	$64

Per share information-basic and diluted
Net investment income	$0.22	$0.21	$0.19	$0.22

Net increase (decrease) in net assets resulting from operations	$0.06	$0.35	$0.08	$0.26

Weighted average shares outstanding	245,725,416	245,678,745	245,107,405	244,554,969

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2018, 80.6% and 70.6% of net investment income distributions qualified as interest related dividends for former FSIC stockholders and former CCT stockholders, respectively, which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 70.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.9	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.10	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Investment Advisory Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.4	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.5	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.6	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.7	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.8	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.9	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018.)

10.10*	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC.

10.11*	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC.

10.12	Loan and Security Agreement, dated as of November 29, 2016, among CCT SE I LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Corporate Capital Trust, Inc., as portfolio manager, the lenders party thereto and the collateral agent, collateral administrator and intermediary party thereto. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust, Inc.’s Current Report on Form 8-K filed on December 2, 2016.)

10.13	Amendment to Loan and Security Agreement, dated September 1, 2017, by and among CCT New York Funding LLC, Corporate Capital Trust, Inc., State Street Bank and Trust Company and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.14	Second Amendment to Loan and Security Agreement, dated as of January 16, 2018, by and among CCT New York Funding, LLC, Corporate Capital Trust, Inc., State Street Bank and JP Morgan Chase Bank. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2018.)

10.15	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.16	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.17	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.2 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.18*	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation.

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS KKR CAPITAL CORP.

Date: February 27, 2019	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 27, 2019	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2019	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: February 27, 2019	/s/ BARBARA ADAMS
Barbara Adams Director

Date: February 27, 2019	/s/ FREDERICK ARNOLD
Frederick Arnold Director

Date: February 27, 2019	/s/ TODD BUILIONE
Todd Builione Director

Date: February 27, 2019	/s/ BRIAN R. FORD
Brian R. Ford Director

Date: February 27, 2019	/s/ RICHARD GOLDSTEIN
Richard Goldstein Director

Date: February 27, 2019	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: February 27, 2019	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: February 27, 2019	/s/ JEREL A. HOPKINS
Jerel A. Hopkins Director

Date: February 27, 2019	/s/ JAMES H. KROPP
James H. Kropp Director

Date: February 27, 2019	/s/ JOSEPH P. UJOBAI
Joseph P. Ujobai Director