Form 10-Q
period 2019-03-31
FS KKR Capital Corp
filed 2019-05-08
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	FSK	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 522,652,735 shares of the registrant’s common stock outstanding as of May 7, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,515 and $6,457, respectively)	$6,245	$6,217
Non-controlled/affiliated investments (amortized cost—$454 and $382, respectively)	483	358
Controlled/affiliated investments (amortized cost—$824 and $917, respectively)	712	812

Total investments, at fair value (amortized cost—$7,793 and $7,756, respectively)	7,440	7,387
Cash	86	101
Foreign currency, at fair value (cost—$6 and $3, respectively)	6	3
Receivable for investments sold and repaid	123	144
Income receivable	65	60
Unrealized appreciation on foreign currency forward contracts	4	3
Deferred financing costs	6	6
Prepaid expenses and other assets	3	1

Total assets	$7,733	$7,705

Liabilities
Payable for investments purchased	$15	$6
Credit facilities payable (net of deferred financing costs of $4 and $2, respectively)(1)	2,076	2,070
Unsecured notes payable (net of deferred financing costs of $1 and $1, respectively)(1)	1,322	1,321
Unrealized depreciation on swap contracts	12	16
Unrealized depreciation on foreign currency forward contracts	0	0
Stockholder distributions payable	100	45
Management and investment adviser fees payable	29	20
Subordinated income incentive fees payable(2)	24	14
Administrative services expense payable	2	1
Interest payable	26	28
Directors’ fees payable	0	0
Other accrued expenses and liabilities	7	18

Total liabilities	3,613	3,539

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 524,082,691 and 531,478,739 shares issued and outstanding, respectively	1	1
Capital in excess of par value	4,188	4,235
Accumulated earnings (accumulated deficit)(4)	(69)	(70)

Total stockholders’ equity	4,120	4,166

Total liabilities and stockholders’ equity	$7,733	$7,705

Net asset value per share of common stock at period end	$7.86	$7.84

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income	$153	$75
Paid-in-kind interest income	8	8
Fee income	11	3
Dividend income	1	7
From non-controlled/affiliated investments:
Interest income	2	2
Paid-in-kind interest income	4	3
From controlled/affiliated investments:
Interest income	3	1
Paid-in-kind interest income	4	2
Dividend income	9	—

Total investment income	195	101

Operating expenses
Management and investment adviser fees(1)	29	18
Subordinated income incentive fees(2)	24	12
Administrative services expenses	1	1
Accounting and administrative fees	0	0
Interest expense(3)	43	20
Other general and administrative expenses	3	2

Total operating expenses	100	53
Management fee waiver(1)	—	(3)

Net expenses	100	50

Net investment income	95	51

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(15)	(4)
Non-controlled/affiliated investments	—	0
Controlled/affiliated investments	(3)	—
Net realized gain (loss) on swap contracts	1	—
Net realized gain (loss) on foreign currency	2	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(30)	(17)
Non-controlled/affiliated investments	53	(6)
Controlled/affiliated investments	(7)	(10)
Net change in unrealized appreciation (depreciation) on swap contracts	4	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	—
Net change in unrealized gain (loss) on foreign currency	—	(1)

Total net realized and unrealized gain (loss)	6	(38)

Net increase (decrease) in net assets resulting from operations	$101	$13

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.19	$0.05

Weighted average shares outstanding	527,507,132	245,713,188

(1)

See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.

(3)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income (loss)	$95	$51
Net realized gain (loss) on investments, swap contracts and foreign currency	(15)	(4)
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	21	(33)
Net change in unrealized gain (loss) on foreign currency	—	(1)

Net increase (decrease) in net assets resulting from operations	101	13

Stockholder distributions(2)
Distributions to stockholders	(100)	(47)

Net decrease in net assets resulting from stockholder distributions	(100)	(47)

Capital share transactions(3)
Repurchases of common stock	(47)	(1)

Net increase (decrease) in net assets resulting from capital share transactions	(47)	(1)

Total increase (decrease) in net assets	(46)	(35)
Net assets at beginning of period	4,166	2,285

Net assets at end of period	$4,120	$2,250

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$101	$13
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(549)	(116)
Paid-in-kind interest	(12)	(13)
Proceeds from sales and repayments of investments	510	216
Net realized (gain) loss on investments	18	4
Net change in unrealized (appreciation) depreciation on investments	(16)	33
Net change in unrealized (appreciation) depreciation on swap contracts	(4)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	—
Accretion of discount	(4)	(1)
Amortization of deferred financing costs and discount	2	1
Unrealized (gain)/loss on borrowings in foreign currency	0	1
(Increase) decrease in receivable for investments sold and repaid	21	2
(Increase) decrease in income receivable	(5)	(2)
(Increase) decrease in prepaid expenses and other assets	(2)	0
Increase (decrease) in payable for investments purchased	9	(2)
Increase (decrease) in management fees payable	9	0
Increase (decrease) in subordinated income incentive fees payable	10	(1)
Increase (decrease) in administrative services expense payable	1	0
Increase (decrease) in interest payable	(2)	(5)
Increase (decrease) in other accrued expenses and liabilities	(11)	(6)

Net cash provided by (used in) operating activities	75	124

Cash flows from financing activities
Repurchases of common stock	(47)	(1)
Stockholder distributions	(45)	(47)
Borrowings under credit facilities(1)	618	48
Repayments of credit facilities(1)	(610)	(48)
Deferred financing costs paid	(3)	—

Net cash provided by (used in) financing activities	(87)	(48)

Total increase (decrease) in cash	(12)	76
Cash and foreign currency at beginning of period	104	139

Cash and foreign currency at end of period	$92	$215

Supplemental disclosure
Local and excise taxes paid	$7	$5

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2019 and 2018, the Company paid $43 and $23, respectively, in interest expense on the credit facilities and unsecured notes.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—97.8%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	9.0%		11/18/23	$53.9	$53.9	$53.9
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	9.0%		11/18/23	23.7	23.7	23.7
A10 Capital LLC	(g)(l)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.7
A10 Capital LLC	(l)(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	13.8
Abaco Systems, Inc	(e)(g)(i)	Capital Goods	L+600	1.0%	12/7/21	61.7	60.3	60.1
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	13.0	13.0	12.4
Accuride Corp	(g)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	18.1	17.8	15.2
Acosta Holdco Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	9/26/21	19.1	17.5	9.0
Addison Holdings	(e)(g)	Commercial & Professional Services	L+675	1.0%	12/29/23	141.0	141.0	142.4
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.1	17.6	20.1
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	17.7	16.8	15.1
Alion Science & Technology Corp	(g)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(g)	Commercial & Professional Services	L+725	1.0%	10/31/23	5.0	5.0	5.0
All Systems Holding LLC	(e)(f)(g)	Commercial & Professional Services	L+767	1.0%	10/31/23	47.8	47.8	48.3
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 (L+400 Max PIK)		9/12/21	34.2	2.7	1.7
Altus Power America Inc	(g)	Energy	L+750	1.5%	9/30/21	0.7	0.7	0.7
Altus Power America Inc	(v)	Energy	L+750	1.5%	9/30/21	0.1	0.1	0.1
Altus Power America Inc	(g)	Energy	L+750	1.5%	10/8/21	2.5	2.5	2.4
AM General LLC	(e)(g)(i)(k)	Capital Goods	L+725	1.0%	12/28/21	161.9	161.3	162.4
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375		7/30/25	€2.0	2.3	2.2
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	49.2	60.5	55.3
Ap Plasman Inc	(e)(f)(g)(l)	Capital Goods	L+900	1.0%	12/29/19	$189.3	188.8	181.7
Apex Group Limited	(l)(v)	Diversified Financials	L+650		6/15/23	1.9	1.8	1.6
Apex Group Limited	(g)(k)(l)	Diversified Financials	L+650	1.0%	6/15/25	51.9	51.5	50.7
Apex Group Limited	(l)(v)	Diversified Financials	L+650	1.0%	6/15/25	8.9	8.9	8.7
Aspect Software Inc	(v)(y)	Software & Services	L+500	1.0%	7/15/23	0.7	0.7	0.7
Aspect Software Inc	(g)(y)	Software & Services	L+500		1/15/24	3.0	2.6	2.6
AVF Parent LLC	(e)(g)	Retailing	L+725	1.3%	3/1/24	55.1	55.1	47.8
Berner Food & Beverage LLC	(e)(g)(i)	Food & Staples Retailing	L+675	1.0%	2/2/23	62.7	62.2	60.4
Blackhawk Mining LLC	(g)	Energy	L+1,050		3/1/22	2.9	2.9	2.9
Blackhawk Mining LLC	(g)(k)	Energy	L+1,050		10/5/22	2.9	2.8	2.8
Borden Dairy Co	(e)(g)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	70.0	70.0	63.5
Charlotte Russe Inc	(g)(n)(w)(y)	Retailing	8.5%		2/2/23	9.4	9.4	1.2
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.5	4.1	3.2
CSafe Global	(g)	Capital Goods	L+725	1.0%	11/1/21	2.2	2.1	2.2
CSafe Global	(v)	Capital Goods	L+725	1.0%	11/1/21	3.7	3.7	3.7
CSafe Global	(g)	Capital Goods	L+725	1.0%	10/31/23	50.1	50.1	50.6
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1.1	1.1	1.1
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+800	1.0%	7/10/19	2.5	2.4	2.4
Dade Paper and Bag Co Inc	(e)	Capital Goods	L+700	1.0%	6/10/24	10.5	10.5	10.1
Dade Paper and Bag Co Inc	(e)(g)	Capital Goods	L+750	1.0%	6/10/24	82.6	82.6	80.9
Distribution International Inc	(g)(x)	Retailing	L+500	1.0%	12/15/21	28.0	24.4	25.5
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	7.1	7.1	6.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eagle Family Foods Inc	(e)(g)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	$47.3	$46.8	$45.8
Empire Today LLC	(e)(g)	Retailing	L+700	1.0%	11/17/22	80.2	80.2	79.4
Frontline Technologies Group LLC	(e)(g)(i)(k)	Software & Services	L+650	1.0%	9/18/23	61.0	60.3	60.7
Frontline Technologies Group LLC	(g)	Software & Services	L+650	1.0%	9/18/23	2.7	2.7	2.7
Frontline Technologies Group LLC	(v)	Software & Services	L+650	1.0%	9/18/23	9.4	9.3	9.4
Greystone & Co Inc	(e)(g)	Diversified Financials	L+800	1.0%	4/17/24	37.5	37.2	38.1
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	0.7	0.6	0.1
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	39.4	39.1	27.9
Hunt Mortgage	(e)(g)	Diversified Financials	L+750	1.0%	2/14/23	60.6	60.0	60.3
Icynene Group Ltd	(e)(g)	Materials	L+700	1.0%	11/30/24	29.6	29.6	28.7
ID Verde	(l)(v)	Commercial & Professional Services	L+700		3/29/24	€4.8	5.5	5.4
Imagine Communications Corp	(e)(g)	Media	L+825	1.0%	4/29/20	$33.5	33.5	33.5
Imagine Communications Corp	(e)(g)(l)	Media	L+825	1.0%	4/29/20	13.7	13.7	13.7
Industrial Group Intermediate Holdings LLC	(g)	Materials	L+800	1.3%	5/31/20	19.6	19.6	19.7
Industry City TI Lessor LP	(g)(k)	Consumer Services	10.75%, 1.00% PIK (1.00% Max PIK)		6/30/26	28.3	28.3	30.0
Integro Ltd/United States	(e)(i)	Insurance	L+575		10/30/22	25.5	25.4	25.5
JAKKS Pacific Inc	(g)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	4.8	4.8	4.9
JHC Acquisition LLC	(g)	Capital Goods	L+750	1.0%	11/6/21	6.8	6.8	6.8
JHC Acquisition LLC	(e)(g)	Capital Goods	L+750	1.0%	1/29/24	48.1	48.1	48.1
JHC Acquisition LLC	(v)	Capital Goods	L+750	1.0%	1/29/24	2.9	2.9	2.9
JHT Holdings Inc	(e)(g)(i)	Capital Goods	L+850	1.0%	5/4/22	24.0	23.7	24.7
Jo-Ann Stores Inc	(g)(k)(x)	Retailing	L+500	1.0%	10/20/23	8.9	8.8	8.8
JSS Holdings Ltd	(e)(g)	Capital Goods	L+800, 0.00% PIK (2.50% Max PIK)	1.0%	3/31/23	110.7	109.9	114.0
Kodiak BP LLC	(g)	Capital Goods	L+725	1.0%	12/1/24	31.4	31.3	30.7
Kodiak BP LLC	(v)	Capital Goods	L+725	1.0%	12/1/24	54.4	54.2	53.2
Lazard Global Compounders Fund	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	51.0	51.0	50.2
Lazard Global Compounders Fund	(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	9.7	9.7	9.6
Leading Edge Aviation Services Inc	(e)(f)(g)	Capital Goods	L+750	1.0%	6/28/19	43.1	43.1	43.0
Leading Edge Aviation Services Inc	(f)(l)	Capital Goods	L+750	1.0%	6/30/20	8.9	8.9	8.9
Leading Edge Aviation Services Inc	(g)(k)(l)	Capital Goods	L+750	1.0%	6/30/20	€25.4	34.5	28.4
Lipari Foods LLC	(g)(i)	Food & Staples Retailing	L+588	1.0%	1/4/25	$105.5	104.7	104.6
Lipari Foods LLC	(v)	Food & Staples Retailing	L+588	1.0%	1/4/25	21.8	21.8	21.6
Matchesfashion Ltd	(e)(l)	Consumer Durables & Apparel	L+463		10/16/24	12.7	11.9	11.8
MB Precision Holdings LLC	(g)(y)	Capital Goods	L+725, 2.25% PIK (2.25% Max PIK)	1.3%	1/23/21	4.6	4.5	4.6
Micronics Filtration Holdings Inc	(e)(g)	Capital Goods	L+800, 0.50% PIK (0.50% Max PIK)	1.3%	12/11/20	62.0	61.9	59.6
Murray Energy Corp	(g)	Energy	L+900	1.0%	2/12/21	18.9	18.7	18.7
NBG Home	(g)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	59.8	59.4	58.9
NCI Inc	(e)(g)(i)	Software & Services	L+750	1.0%	8/15/24	83.3	82.4	81.2
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+500	1.0%	9/2/21	0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+777	1.0%	9/2/22	3.8	3.8	3.8
North Haven Cadence Buyer Inc	(e)(g)	Consumer Services	L+798	1.0%	9/2/24	18.3	18.3	18.1
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/24	5.1	5.1	5.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+650	1.0%	9/2/24		$0.1	$0.1	$0.1
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	1.0
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		6.3	6.2	6.2
Payless Inc	(g)	Retailing	L+870	1.0%	8/10/22		6.8	6.7	6.9
Petroplex Acidizing Inc	(g)	Energy	L+725, 1.75% PIK (1.75% Max PIK)	1.0%	12/5/19		22.7	22.7	22.7
Petroplex Acidizing Inc	(g)(n)(w)	Energy	15.00% PIK (15.00% Max PIK)		12/5/19		24.8	13.8	10.6
PHRC License LLC	(f)(g)	Consumer Services	L+850, 0.25% PIK (0.25% Max PIK)	1.5%	4/28/22		50.0	50.0	50.7
Power Distribution Inc	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		29.3	29.3	28.7
PSKW LLC	(e)(g)	Health Care Equipment & Services	L+825	1.0%	10/1/21		30.0	30.0	30.0
PSKW LLC	(e)	Health Care Equipment & Services	L+826	1.0%	11/25/21		19.4	19.4	19.4
Qdoba Restaurant Corp	(g)(x)	Consumer Services	L+700	1.0%	3/21/25		12.9	12.6	13.0
Reliant Rehab Hospital Cincinnati LLC	(e)(g)(i)(k)	Health Care Equipment & Services	L+675	1.0%	8/30/24		103.9	103.0	102.4
Revere Superior Holdings, Inc	(e)(g)(i)(k)	Software & Services	L+675	1.0%	11/21/22		90.0	89.2	89.4
Roadrunner Intermediate Acquisition Co LLC	(e)(g)(k)	Health Care Equipment & Services	L+675	1.0%	9/22/21		32.9	32.9	30.4
Safariland LLC	(e)(g)	Capital Goods	L+765	1.1%	11/18/23		126.1	126.1	114.0
Savers Inc	(g)	Retailing	L+650, 0.75% PIK (0.75% Max PIK)	1.5%	3/28/24	C$	60.7	44.7	44.9
Savers Inc	(g)	Retailing	L+650, 0.75% PIK (0.75% Max PIK)	1.5%	3/28/24		$43.7	43.2	43.2
Sequa Corp	(g)(k)(x)	Materials	L+500	1.0%	11/28/21		22.5	22.5	22.1
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.9	13.9	14.1
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+800		9/1/23		80.0	80.0	80.7
Sequential Brands Group Inc.	(e)(g)	Consumer Durables & Apparel	L+875		2/7/24		59.8	58.8	59.3
SMART Global Holdings Inc	(g)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.7	19.7	19.9
Sorenson Communications LLC	(e)(x)	Telecommunication Services	L+575	2.3%	4/30/20		29.3	29.3	29.0
Sorenson Communications LLC	(g)(k)(x)	Telecommunication Services	L+650		3/14/24		15.3	14.7	15.2
SSC (Lux) Limited S.a r.l.	(e)(g)(l)	Health Care Equipment & Services	L+750	1.0%	9/10/24		59.5	59.5	59.9
Staples Canada	(g)(l)	Retailing	L+700	1.0%	9/12/24	C$	11.1	8.6	8.4
Sungard Availability Services Capital Inc	(g)(n)(w)(x)	Software & Services	L+700	1.0%	9/30/21		$3.9	3.9	2.7
Sungard Availability Services Capital Inc	(g)(n)(w)(x)	Software & Services	L+1,000	1.0%	10/1/22		1.8	1.7	1.5
Sutherland Global Services Inc	(g)(k)(l)(x)	Software & Services	L+538	1.0%	4/23/21		4.6	4.5	4.5
Sweet Harvest Foods Management Co	(e)(i)	Food & Staples Retailing	L+675	1.0%	5/30/23		26.7	26.6	21.8
Tangoe LLC	(g)	Software & Services	L+650	1.0%	11/28/25		89.8	89.0	88.7
Team Health Inc	(g)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.6	12.2	11.2
ThermaSys Corp	(g)(y)	Capital Goods	L+600	1.0%	12/28/23		6.7	6.7	6.7
ThreeSixty Group	(e)(g)(i)	Retailing	L+700	1.0%	3/1/23		101.0	99.9	90.8
Trace3 Inc	(e)(g)	Software & Services	L+675	1.0%	8/5/24		93.7	93.7	93.7
Utility One Source LP	(g)(x)	Capital Goods	L+550	1.0%	4/18/23		—	—	—
Versatile Processing Group Inc	(e)(g)(k)	Materials	L+1,050	1.0%	12/30/20		102.5	102.4	101.7
Virgin Pulse Inc	(e)(g)(i)	Software & Services	L+650	1.0%	5/22/25		137.9	136.9	136.2
Vivint Inc	(g)(x)	Commercial & Professional Services	L+500		4/1/24		23.7	23.7	23.2
Warren Resources Inc	(f)(g)	Energy	L+1,000, 1.00% PIK (1.00% Max PIK)	1.0%	5/22/20		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21		12.5	12.4	12.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21	$6.5	$6.5	$6.4
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	21.4	21.4	21.2
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	8.8	8.8	8.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	32.7	32.5	32.3
Z Gallerie LLC	(g)(n)(w)	Retailing	L+650, 2.00% PIK (2.00% Max PIK)	1.0%	10/8/21	32.4	30.2	4.8
Zeta Interactive Holdings Corp	(e)(g)	Software & Services	L+750	1.0%	7/29/22	12.9	12.9	13.0
Zeta Interactive Holdings Corp	(v)	Software & Services	L+750	1.0%	7/29/22	2.3	2.3	2.3

Total Senior Secured Loans—First Lien							4,325.8	4,197.2
Unfunded Loan Commitments							(166.7)	(166.7)

Net Senior Secured Loans—First Lien							4,159.1	4,030.5

Senior Secured Loans—Second Lien—28.4%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	62.6	62.1
Access CIG LLC	(g)(x)	Software & Services	L+775		2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	2.9
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	13.4	13.1	12.9
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25	8.3	8.3	8.2
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	€32.8	40.3	36.9
Arena Energy LP	(g)	Energy	L+900, 4.00% PIK (4.00% Max PIK)	1.0%	1/24/21	$8.7	8.7	8.7
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	1.0%	2/11/27	112.9	111.8	113.5
Belk Inc	(e)(g)	Retailing	10.50%		6/12/23	119.1	113.2	92.4
Bellatrix Exploration Ltd	(g)(l)	Energy	8.50%		7/26/23	6.4	6.0	5.8
Bellatrix Exploration Ltd	(l)(v)	Energy	8.50%		7/26/23	0.6	0.6	0.6
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.50% PIK (4.00% Max PIK)	1.3%	8/22/20	17.8	17.8	17.6
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+800	1.0%	3/21/24	16.0	16.0	15.7
CommerceHub Inc	(g)	Software & Services	L+775		5/21/26	69.3	67.3	66.9
CTI Foods Holding Co LLC	(g)(n)(w)(x)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	23.2	23.1	1.7
Culligan International Co	(g)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.3	84.9
Direct ChassisLink Inc	(g)(x)	Transportation	L+600		6/15/23	1.3	1.3	1.3
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725		3/8/26	3.0	3.0	2.9
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	2.0	2.0	2.0
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	7.3	7.5	7.4
Grocery Outlet Inc	(g)(x)	Food & Staples Retailing	L+725		10/22/26	3.5	3.4	3.5
Gruden Acquisition Inc	(g)(k)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.7	9.9
Integro Ltd/United States	(g)	Insurance	L+925		10/30/23	4.8	4.7	4.8
Invictus	(g)(x)	Materials	L+675		3/30/26	3.4	3.4	3.4
iParadigms Holdings LLC	(g)(x)	Software & Services	L+725	1.0%	7/29/22	21.9	21.8	21.8
LBM Borrower LLC	(g)(x)	Capital Goods	L+925	1.0%	8/20/23	21.3	21.2	20.8
MedAssets Inc	(e)(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.8	63.3
Misys Ltd	(g)(l)(x)	Software & Services	L+725	1.0%	6/13/25	5.7	5.7	5.5
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	34.4
One Call Care Management Inc	(e)(g)	Insurance	L+375, 6.00% PIK (6.00% Max PIK)	1.0%	4/11/24	30.4	30.1	27.7
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.6	68.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750		10/26/26	$2.4	$2.4	$2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.2
Petrochoice Holdings Inc	(e)(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.7	64.6
Polyconcept North America Inc	(g)	Consumer Durables & Apparel	L+1,000	1.0%	2/16/24	29.4	28.8	30.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.3	81.5
Rise Baking Company	(g)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.8	30.6
Sequa Corp	(g)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	21.6
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950		8/2/26	3.8	3.5	3.3
SMG/PA	(g)(x)	Consumer Services	L+700		1/23/26	1.3	1.3	1.3
Sparta Systems Inc	(e)(g)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	30.2
Spencer Gifts LLC	(e)(k)(x)	Retailing	L+825	1.0%	6/29/22	13.1	13.1	12.5
Vestcom International Inc	(g)	Consumer Services	L+825	1.0%	12/31/24	70.5	69.9	70.2
WireCo WorldGroup Inc	(g)(x)	Capital Goods	L+900	1.0%	9/30/24	13.7	13.7	13.7

Total Senior Secured Loans—Second Lien							1,221.4	1,171.4
Unfunded Loan Commitments							(0.6)	(0.6)

Net Senior Secured Loans—Second Lien							1,220.8	1,170.8

Other Senior Secured Debt—6.7%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+700, 10.00% PIK (10.00% Max PIK)	1.0%	10/4/23	27.6	23.6	0.7
Angelica Corp	(t)	Health Care Equipment & Services	10.00%, 10.00% PIK (10.00% Max PIK)		12/30/22	39.7	39.2	32.8
Artesyn Embedded Technologies Inc	(g)(x)	Technology Hardware & Equipment	9.75%		10/15/20	21.0	20.7	19.9
Black Swan Energy Ltd	(e)(l)	Energy	9.00%		1/20/24	6.0	6.0	5.9
Cleaver-Brooks Inc	(g)(x)	Capital Goods	7.88%		3/1/23	9.4	9.5	8.8
Direct ChassisLink Inc	(g)(x)	Transportation	10.00%		6/15/23	14.0	14.8	14.9
FourPoint Energy LLC	(e)(f)(g)	Energy	9.00%		12/31/21	74.8	73.1	73.3
JW Aluminum Co	(e)(g)(x)(y)	Materials	10.25%		6/1/26	36.5	36.5	37.8
Mood Media Corp	(f)(g)(y)	Media	L+1,400 PIK (L+1,400 Max PIK)	1.0%	7/1/24	28.8	28.7	28.8
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.00%		11/1/22	8.4	8.5	8.5
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.00%		4/15/26	5.2	5.2	4.7
Rockport (Relay)	(g)(n)(w)	Consumer Durables & Apparel	15.00% PIK (15.00% Max PIK)		7/31/22	26.0	22.2	0.3
Sorenson Communications LLC	(f)(x)	Telecommunication Services	9.00%, 0.00% PIK (9.00% Max PIK)		10/31/20	19.9	19.6	20.1
Sunnova Energy Corp	(g)	Energy	6.00%, 6.00% PIK (6.00% Max PIK)		7/31/19	0.6	0.6	0.6
Velvet Energy Ltd	(g)(l)	Energy	9.00%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(x)	Commercial & Professional Services	7.63%		9/1/23	12.6	12.9	10.7

Total Other Senior Secured Debt							328.6	275.5

Subordinated Debt—9.8%
Alion Science & Technology Corp	(e)(g)	Capital Goods	11.00%		8/1/22	68.6	68.0	67.6
Alion Science & Technology Corp	(g)	Capital Goods	11.00%		8/31/22	22.2	21.8	21.8
All Systems Holding LLC	(g)	Commercial & Professional Services	10.00% PIK (10.00% Max PIK)		10/31/22	0.1	0.1	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		11/30/25	56.5	56.4	57.1
Byrider Finance LLC	(g)	Automobiles & Components	20.00% PIK (20.00% Max PIK)		3/31/22	1.0	1.0	1.0
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.50%		9/15/25	23.4	23.1	21.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	9.00%, 4.00% PIK (4.00% Max PIK)		2/28/23	$71.0	$70.4	$71.0
Hilding Anders	(g)(l)(z)	Consumer Durables & Apparel	13.00% PIK (13.00% Max PIK)		6/30/21	€113.3	125.0	75.2
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.00% PIK (12.00% Max PIK)		12/31/22	3.4	0.5	0.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.00% PIK (12.00% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.00% PIK (18.00% Max PIK)		12/31/24	48.6	12.8	4.3
Imagine Communications Corp	(g)	Media	12.50% PIK (12.50% Max PIK)		10/29/20	$0.8	0.8	0.8
Kenan Advantage Group Inc	(g)(x)	Transportation	7.88%		7/31/23	5.1	5.1	5.0
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.75%		12/1/26	8.4	8.4	8.7
Logan’s Roadhouse Inc	(g)(n)	Consumer Services			11/1/24	7.3	7.2	7.3
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.63%		4/15/23	4.0	4.0	3.6
Sorenson Communications LLC	(f)(x)	Telecommunication Services	13.85%, 0.00% PIK (13.85% Max PIK)		10/31/21	15.1	14.6	15.6
SRS Distribution Inc	(g)(x)	Capital Goods	8.25%		7/1/26	7.0	6.8	6.7
Sungard Availability Services Capital Inc	(f)(g)(n)(w)(x)	Software & Services	8.75%		4/1/22	10.8	9.1	0.6
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	6.75%		7/1/25	3.8	3.6	3.4
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.38%		2/1/25	2.8	2.6	2.3
Versatile Processing Group Inc	(e)(g)	Materials	13.00% PIK (13.00% Max PIK)		12/30/20	2.6	2.6	2.2
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.25%		10/15/24	22.8	23.0	22.5
Vivint Inc	(g)(x)	Commercial & Professional Services	8.75%		12/1/20	5.1	4.9	5.0

Total Subordinated Debt							472.7	403.4

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—16.4%
Accelerator Investments Aggregator LP	(g)(l)	Diversified Financials				2,318,242	$2.7	$2.6
Altus Power America Inc, Preferred Stock	(r)	Energy	9.00%, 5.00% PIK		10/3/23	1,107,723	1.1	1.1
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	6.2	2.1
Bank of Ireland	(j)(l)	Banks	L+1,185		12/4/27	$15.1	15.1	15.2
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	7.07%		2/28/22	31,844,497	31.8	31.9
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		1/30/25	$1.0	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		4/30/25	$6.5	6.3	6.4
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		9/3/25	$1.3	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		9/29/25	$1.3	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		12/4/25	$76.4	74.2	75.1
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		12/4/25	$17.0	16.5	16.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		12/9/25	$1.8	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		12/9/25	$13.5	13.1	13.3
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		1/29/26	$6.5	6.3	6.4
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		1/29/26	$1.5	1.4	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		4/14/26	$16.3	15.9	16.1
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.00% PIK (15.00% Max PIK)		12/2/26	$16.0	15.6	15.8
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	31.16%		5/31/23	N/A	42.9	60.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)(n)	Capital Goods				41,554,375	$41.6	$43.5
LSF IX Java Investments Ltd, Term Loan	(g)(l)	Diversified Financials	E+365		12/3/19	€56.4	60.0	62.7
MP4 2013-2A Class Subord. B	(f)(g)(l)	Diversified Financials	5.12%		7/25/29	$21.0	12.3	10.1
NewStar Clarendon 2014-1A Class D	(g)(l)	Diversified Financials	20.26%		1/25/27	$17.9	11.2	11.9
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	26.0
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	0.2	0.5
Star Mountain SMB Multi-Manager Credit Platform LP, Limited Partnership Interest	(l)(u)	Diversified Financials				N/A	58.9	74.3
Toorak Capital LLC, Membership Interest	(g)(k)(l)(z)	Diversified Financials				N/A	134.0	154.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)	Diversified Financials	12.90%		1/15/26	$42.5	20.2	20.8

Total Asset Based Finance							653.8	674.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.3%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$294.0	$294.0	$301.8

Total Strategic Credit Opportunities Partners							294.0	301.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—14.2%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				N/A	7.4	7.6
All Systems Holding LLC, Common Stock	(g)	Commercial & Professional Services				586,763	0.6	0.8
Altavair NewCo, Private Equity	(g)(l)(n)	Capital Goods				5,935,763	5.9	6.1
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	27.3
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(z)	Automobiles & Components				3,590,032	3.0	1.7
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	3.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	27.9
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	99.1
ASG Technologies, Warrants	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	8.5
Aspect Software Inc, Common Stock	(g)(n)(y)	Software & Services				161,261	0.3	0.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Aspect Software Inc, Warrant	(g)(n)(y)	Software & Services			1/15/24	161,008	$—	$—
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(e)(f)(g)(n)	Health Care Equipment & Services			5/25/27	229,489	1.7	0.7
Australis Maritime, Private Equity	(g)(l)(n)	Transportation				1,966,278	2.0	2.0
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	3.5
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media				227,802	7.5	3.4
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.7
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	1.8
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.9
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.9
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.2
FourPoint Energy LLC, Common Stock, Class C - II - A Units	(n)(p)	Energy				21,000	21.0	4.7
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E - II Units	(n)(p)	Energy				48,025	12.0	10.7
FourPoint Energy LLC, Common Stock, Class E - III Units	(n)(p)	Energy				70,875	17.7	15.8
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1 - A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,810,145	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	0.1
Global Jet Capital LLC, Preferred Stock	(f)(g)(i)(n)	Commercial & Professional Services				42,281,308	42.3	3.2
Harvest Oil & Gas Corp, Common Stock	(f)(n)(x)	Energy				7,327	0.2	0.1
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	4.7
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.00% PIK (12.00% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	1.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	134.5
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.3
Imagine Communications Corp, Common Stock	(g)(n)	Media				33,034	3.8	4.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Industrial Group Intermediate Holdings LLC, Common Stock	(n)(p)	Materials				441,238	$0.4	$0.6
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.6
Jones Apparel Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.7
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.50% PIK		11/17/25	8,404	79.2	86.0
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				N/A	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				N/A	17.6	—
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods			8/4/19	1,303	1.3	0.3
MB Precision Holdings LLC, Class A-2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,952,623	1.9	0.7
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	0.1
Mood Media Corp, Common Stock	(g)(n)(y)	Media				16,243,967	11.8	10.2
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	3.5
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Stock	(g)(n)	Consumer Services				1,041,667	1.0	1.8
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A-1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	4.4
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,384,615	1.4	0.3
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	14.2
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.4
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.5
Safariland LLC, Common Equity	(f)(n)	Capital Goods				27,263	2.7	2.6
Safariland LLC, Warrant	(f)(n)	Capital Goods				2,273	0.2	0.2
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	2.8	0.3
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	35.4
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	2.8
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sunnova Energy Corp, Common Stock	(g)(n)	Energy				192,389	0.7	0.2
Sunnova Energy Corp, Preferred Stock	(g)(n)	Energy				35,115	0.2	0.2
ThermaSys Corp, Common Stock	(e)(f)(g)(n)(y)	Capital Goods				17,383,026	9.4	10.2
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.5	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				133,264	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.3
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	$3.6	$0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.1
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							663.6	584.0

TOTAL INVESTMENTS—180.6%							$7,792.6	7,440.2

LIABILITIES IN EXCESS OF OTHER ASSETS—(80.6%)								(3,320.2)

NET ASSETS—100%								$4,120.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2019	Unrealized Appreciation (Depreciation)
AUD	4/9/2019	JP Morgan Chase Bank	A$	0.5 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.3	—
EUR	4/9/2019	JP Morgan Chase Bank		€84.0 Sold	97.0	94.4	2.6
EUR	7/8/2019	JP Morgan Chase Bank		€5.6 Sold	6.4	6.4	—
EUR	7/8/2019	JP Morgan Chase Bank		€22.3 Sold	26.3	25.2	1.1
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank		£3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.5	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	—

Total					$161.1	$156.8	$4.3

Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(12)

Total				$(12)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.60%, the Euro Interbank Offered Rate, or EURIBOR, was (0.31)%, Canadian Dollar Offer Rate, or CDOR, was 2.02% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)

Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 9).

(f)	Security or portion thereof held within Race Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(h)	Not used.

(i)

Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).

(j)	Security or portion thereof was held within CCT Dublin Funding Limited.

(k)	Position or portion thereof unsettled as of March 31, 2019.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, 78.2% of the Company’s total assets represented qualifying assets.

(m)	Listed investments may be treated as debt for GAAP or tax purposes.

(n)	Security is non-income producing.

(o)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security held within IC Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(s)	Security held within CCT Holdings, LLC, a wholly-owned subsidiary of the Company.

(t)	Security held within CCT Holdings II, LLC, a wholly-owned subsidiary of the Company.

(u)	Security held within FCF, LLC, a wholly-owned subsidiary of the Company.

(v)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

(w)	Asset is on non-accrual status.

(x)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
AltEn, LLC	$2.9	$—	$—	$—	$(1.2)	$1.7	$—	$—
Aspect Software, Inc.(4)	2.7	—	(3.7)	—	1.0	—	—	—
Aspect Software, Inc.(4)	0.5	—	(0.7)	—	0.2	—	—	—
Charlotte Russe Inc	3.5	—	—	—	(2.3)	1.2	—	—
H.M. Dunn Co., Inc.	0.1	—	—	—	—	0.1	—	—
MB Precision Holdings LLC	4.6	0.2	—	—	(0.2)	4.6	0.3	—
ThermaSys Corp	6.7	—	—	—	—	6.7	0.1	—
Other Senior Secured Debt
JW Aluminum Co(5)	—	36.5	—	—	1.3	37.8	(0.2)	1.1
Mood Media Corp	26.6	2.2	—	—	—	28.8	1.2	—
Rockport (Relay)(4)	9.9	—	(30.9)	—	21.0	—	—	—
Asset Based Finance
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	32.1	—	—	—	(6.1)	26.0	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	85.8	—	—	—	13.3	99.1	—	—
ASG Technologies, Warrants	6.7	—	—	—	1.8	8.5	—	—
Aspect Software Inc, Common Stock(4)	—	—	(10.5)	—	10.5	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	129.8	—	—	—	4.7	134.5	—	—
Home Partners of America Inc, Warrant	1.1	—	—	—	0.2	1.3	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	—	79.2	—	—	6.8	86.0	0.3	3.3
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	0.1	—	—	(0.6)	0.7	—	—
Mood Media Corp, Common Stock	14.8	—	—	—	(4.6)	10.2	—	—
Proserv Acquisition LLC, Class A Common Units	8.8	—	—	—	5.4	14.2	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	(0.1)	9.4	—	—
Rockport (Relay), Class A Units(4)	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	9.4	—	—	—	0.8	10.2	—	—
ThermaSys Corp, Preferred Stock	1.5	—	—	—	—	1.5	—	—

Total	$358.2	$118.2	$(45.8)	$—	$51.9	$482.5	$1.7	$4.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

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

(3)	Interest and PIK income presented for the full three months ended March 31, 2019.

(4)

The Company held this investment as of March 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as of March 31, 2019. Transfers in or out have been presented at amortized cost.

(5)	The Company held this investment as of December 31, 2018 but it was deemed to “control” the portfolio company as of December 31, 2018. Transfers in or out have been presented at amortized cost.

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the three months ended March 31, 2019, the Company disposed of investments in one portfolio company of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2019:

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income(3)	PIK income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.2	$0.1	$—	$—	$(0.2)	$20.1	$0.6	$—	$—
Amtek Global Technology Pte Ltd	56.4	—	—	—	(1.1)	55.3	0.7	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	37.6	—	—	—	(0.7)	36.9	0.5	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	8.0	—	—	—	(7.3)	0.7	—	—	—
JW Aluminum Co(4)	36.4	—	(36.5)	—	0.1	—	—	—	—
Subordinated Debt
Hilding Anders	81.0	—	—	—	(5.8)	75.2	—	4.1	—
Hilding Anders	0.5	—	—	—	(0.2)	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—
Hilding Anders	7.2	—	(0.1)	—	(2.8)	4.3	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	32.4	—	—	(2.7)	2.2	31.9	0.9	—	—
Toorak Capital LLC, Membership Interest	127.4	20.2	—	—	7.3	154.9	—	—	2.2
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	299.3	—	—	—	2.5	301.8	—	—	7.3
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	26.4	—	—	—	0.9	27.3	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	2.6	—	—	—	(0.9)	1.7	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	2.6	—	—	—	(1.0)	1.6	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	75.8	—	(75.7)	—	(0.1)	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	(1.4)	1.4	—	—	—	—	—	—	—

Total	$812.4	$21.7	$(112.3)	$(2.7)	$(7.1)	$712.0	$2.7	$4.1	$9.5

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

(3)	Interest, PIK and dividend income presented for the full three months ended March 31, 2019.

(4)	The Company held this investment as of March 31, 2019 but it was not deemed to “control” the portfolio company as of March 31, 2019. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.0%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	9.0%		11/18/23	$53.9	$53.9	$53.9
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	9.0%		11/18/23	23.7	23.7	23.7
A10 Capital LLC	(g)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.9
A10 Capital LLC	(g)(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	14.0
Abaco Systems, Inc	(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	61.8	60.3	60.7
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	13.1	13.1	12.5
Accuride Corp	(g)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	18.1	17.8	17.4
Acosta Holdco Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	9/26/21	19.2	17.6	11.8
Addison Holdings	(e)(g)	Commercial & Professional Services	L+675	1.0%	12/29/23	119.7	119.8	120.0
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.2	17.5	20.2
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	17.7	16.8	15.7
Aleris International Inc	(g)(x)	Materials	L+475		2/27/23	3.4	3.4	3.4
Alion Science & Technology Corp	(g)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(e)(f)(g)	Commercial & Professional Services	L+767	1.0%	10/31/23	52.8	52.8	53.3
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 (L+400 Max PIK)		9/12/21	33.6	2.7	2.9
Altus Power America Inc	(g)	Energy	L+750	1.5%	9/30/21	3.2	3.2	3.1
Altus Power America Inc	(g)(v)	Energy	L+750	1.5%	9/30/21	0.1	0.1	0.1
AM General LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/28/21	165.3	164.6	166.7
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375		7/30/25	€2.0	2.3	2.3
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	49.2	60.5	56.4
AP Plasman Inc	(e)(f)(g)(l)	Capital Goods	L+950	1.0%	12/29/19	$190.7	190.0	176.4
Apex Group Limited	(g)(l)(v)	Diversified Financials	L+650		6/15/23	1.9	1.8	1.6
Apex Group Limited	(g)(l)	Diversified Financials	L+650	1.0%	6/15/25	12.7	12.5	12.3
Apex Group Limited	(g)(l)(v)	Diversified Financials	L+650	1.0%	6/15/25	6.1	6.0	5.9
Apex Group Limited	(g)(l)	Diversified Financials	L+650	1.0%	6/15/25	2.0	2.0	2.0
Apex Group Limited	(g)(l)(v)	Diversified Financials	L+650	1.0%	6/15/25	3.1	3.0	3.0
Aspect Software Inc	(g)(n)(w)(y)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	3.7	3.7	2.7
Aspect Software Inc	(g)(n)(w)(y)	Software & Services	L+1100	1.0%	5/25/20	0.7	0.7	0.5
AVF Parent LLC	(e)(g)	Retailing	L+725	1.3%	3/1/24	55.4	55.4	51.8
Berner Food & Beverage LLC	(g)(h)(i)	Food & Staples Retailing	L+675	1.0%	2/2/23	62.6	62.2	60.6
Blackhawk Mining LLC	(g)(k)	Energy	L+1050		3/1/22	3.1	3.0	3.0
Blackhawk Mining LLC	(g)(k)	Energy	L+1050		10/5/22	3.0	3.0	3.0
Borden Dairy Co	(e)(g)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	70.0	70.0	63.7
Caprock Midstream LLC	(g)(x)	Energy	L+475		11/3/25	5.6	5.5	5.2
Charlotte Russe Inc	(g)(n)(w)(y)	Retailing	8.5%		2/2/23	9.4	9.4	3.5
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.6	4.1	3.3
CSafe Global	(g)	Capital Goods	L+725	1.0%	11/1/21	0.6	0.6	0.6
CSafe Global	(g)(v)	Capital Goods	L+725	1.0%	11/1/21	5.3	5.3	5.3
CSafe Global	(g)	Capital Goods	L+725	1.0%	10/31/23	50.2	50.2	50.8
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1.1	1.1	1.0
CTI Foods Holding Co LLC	(g)(x)	Food, Beverage & Tobacco	L+350	1.0%	6/29/20	3.8	3.6	2.9
Dade Paper and Bag Co Inc	(e)	Capital Goods	L+700	1.0%	6/10/24	10.5	10.5	10.1
Dade Paper and Bag Co Inc	(e)(g)	Capital Goods	L+750	1.0%	6/10/24	82.8	82.8	81.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Distribution International Inc	(g)(x)	Retailing	L+500	1.0%	12/15/21	$28.1	$24.2	$25.0
Eagle Family Foods Inc	(g)(h)(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	7.1	7.1	6.1
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	47.4	46.9	46.6
Eagleclaw Midstream Ventures LLC	(g)(x)	Energy	L+425	1.0%	6/24/24	1.0	1.0	1.0
Empire Today LLC	(e)(g)	Retailing	L+700	1.0%	11/17/22	80.4	80.4	80.5
Frontline Technologies Group LLC	(g)(h)(v)	Software & Services	L+650	1.0%	9/18/23	12.1	12.0	12.2
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+650	1.0%	9/18/23	61.1	60.4	61.2
Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	37.6	37.3	38.2
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	0.7	0.6	0.1
Hudson Technologies Co	(g)(k)(l)	Commercial & Professional Services	L+1025	1.0%	10/10/23	39.4	39.1	28.2
Hunt Mortgage	(g)(h)	Diversified Financials	L+750	1.0%	2/14/23	60.6	59.9	59.4
Icynene Group Ltd	(e)(g)	Materials	L+700	1.0%	11/30/24	29.7	29.7	28.9
Imagine Communications Corp	(e)(g)	Media	L+825	1.0%	4/29/20	33.5	33.5	33.5
Imagine Communications Corp	(e)(g)(l)	Media	L+825	1.0%	4/29/20	13.7	13.7	13.7
Industrial Group Intermediate Holdings LLC	(g)	Materials	L+800	1.3%	5/31/20	19.6	19.6	19.5
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	28.8	28.8	28.8
Integro Ltd/United States	(h)(i)	Insurance	L+575		10/30/22	25.6	25.5	25.6
JAKKS Pacific Inc	(g)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	4.8	4.8	4.9
JHC Acquisition LLC	(e)(g)	Capital Goods	L+750	1.0%	1/29/24	54.9	54.9	54.9
JHC Acquisition LLC	(e)(g)(v)	Capital Goods	L+750	1.0%	1/29/24	2.9	2.9	2.9
JHT Holdings Inc	(g)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	24.7	24.3	25.9
Jo-Ann Stores Inc	(g)(x)	Retailing	L+500	1.0%	10/20/23	16.1	15.9	15.4
Jostens Inc	(k)(x)	Consumer Services	L+550		12/19/25	5.6	5.4	5.4
JSS Holdings Ltd	(e)(g)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110.5	109.7	113.9
Kodiak BP LLC	(g)	Capital Goods	L+725	1.0%	12/1/24	31.4	31.4	30.8
Kodiak BP LLC	(g)(v)	Capital Goods	L+725	1.0%	12/1/24	54.4	54.2	53.2
Lazard Global Compounders Fund	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	51.8	51.8	52.2
Lazard Global Compounders Fund	(g)(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	9.0	9.0	9.0
Leading Edge Aviation Services Inc	(e)(f)(g)(k)	Capital Goods	L+750	1.0%	6/28/19	43.5	43.5	43.4
Leading Edge Aviation Services Inc	(f)(l)	Capital Goods	L+750	1.0%	6/30/20	9.0	9.0	9.0
Leading Edge Aviation Services Inc	(g)(k)(l)	Capital Goods	L+750	1.0%	6/30/20	€25.6	34.8	29.2
Matchesfashion Ltd	(h)(l)	Consumer Durables & Apparel	L+463		10/16/24	$12.7	11.9	12.1
MB Precision Holdings LLC	(g)(n)(w)(y)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4.6	4.3	4.6
Micronics Filtration Holdings Inc	(e)(g)	Capital Goods	L+800, 0.5% PIK (0.5% Max PIK)	1.3%	12/11/20	62.2	62.1	60.1
Misys Ltd	(g)(k)(l)(x)	Software & Services	L+350	1.0%	6/13/24	0.6	0.6	0.6
Mitel US Holdings Inc	(g)(k)(x)	Technology Hardware & Equipment	L+450		11/30/25	3.0	3.0	3.0
Murray Energy Corp	(g)	Energy	L+900	1.0%	2/12/21	18.9	18.7	18.8
National Debt Relief LLC	(h)(i)	Diversified Financials	L+675	1.0%	5/31/23	18.8	18.7	19.0
NaviHealth Inc.	(g)(x)	Health Care Equipment & Services	L+500		8/1/25	12.2	11.5	11.5
NBG Home	(g)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	25.2	24.8	24.6
NCI Inc	(g)(h)(i)	Software & Services	L+750	1.0%	8/15/24	83.5	82.6	82.8
Nine West Holdings	(g)	Consumer Durables & Apparel	10.0%		3/31/19	2.6	2.5	2.6
Nine West Holdings	(g)(x)	Consumer Durables & Apparel	L+375	1.0%	10/8/19	6.2	5.7	6.0
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/24	1.5	1.5	1.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
North Haven Cadence Buyer Inc	(g)(v)	Consumer Services	L+650	1.0%	9/2/24		$3.8	$3.8	$3.7
North Haven Cadence Buyer Inc	(g)(v)	Consumer Services	L+500	1.0%	9/2/21		0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+777	1.0%	9/2/24		3.8	3.8	3.8
North Haven Cadence Buyer Inc	(e)(g)	Consumer Services	L+798	1.0%	9/2/24		18.3	18.3	18.1
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	1.0
Pacific Union Financial LLC	(g)	Diversified Financials	L+750	1.0%	4/21/22		71.2	70.7	71.3
PAE Holding Corp	(g)(x)	Capital Goods	L+550	1.0%	10/20/22		2.5	2.5	2.4
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		4.3	4.3	4.3
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		2.1	2.1	2.1
Payless Inc	(g)	Retailing	L+870	1.0%	8/10/22		7.0	6.9	7.0
Petroplex Acidizing Inc	(g)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/5/19		22.7	22.7	22.7
Petroplex Acidizing Inc	(g)(n)(w)	Energy	15.0% PIK (15.0% Max PIK)		12/5/19		23.0	13.8	13.9
PHRC License LLC	(f)(g)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		50.1	50.1	51.2
Power Distribution Inc	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		29.3	29.3	29.3
PSKW LLC	(e)(g)	Health Care Equipment & Services	L+850	1.0%	11/25/21		49.4	49.4	49.5
Qdoba Restaurant Corp	(g)(x)	Consumer Services	L+700	1.0%	3/21/25		12.9	12.7	12.8
Reliant Rehab Hospital Cincinnati LLC	(e)(h)(i)(k)	Health Care Equipment & Services	L+675	1.0%	8/30/24		95.2	94.3	94.9
Revere Superior Holdings, Inc	(g)(h)(i)	Software & Services	L+675	1.0%	11/21/22		67.3	66.8	67.5
Revere Superior Holdings, Inc	(g)	Software & Services	L+675	1.0%	11/21/22		5.0	5.0	4.4
Revere Superior Holdings, Inc	(g)	Software & Services	L+675	1.0%	11/21/22		17.8	17.7	17.8
Revere Superior Holdings, Inc	(g)(v)	Software & Services	L+675	1.0%	11/21/22		5.5	5.5	5.5
Roadrunner Intermediate Acquisition Co LLC	(e)(g)	Health Care Equipment & Services	L+675	1.0%	3/15/23		33.1	33.1	30.9
Rogue Wave Software Inc	(e)(g)	Software & Services	L+843	1.0%	9/25/21		73.3	73.3	73.2
Safariland LLC	(e)(g)	Capital Goods	L+765	1.1%	11/18/23		126.1	126.1	113.0
Savers Inc	(g)(x)	Retailing	L+375	1.3%	7/9/19		11.5	11.3	11.1
Sequa Corp	(g)(x)	Materials	L+500	1.0%	11/28/21		27.5	27.5	26.3
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		14.0	14.0	14.2
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+800		9/1/23		80.0	80.0	81.4
Sequential Brands Group Inc.	(e)(g)	Consumer Durables & Apparel	L+875		2/7/24		60.2	59.2	60.2
SI Group Inc	(g)(x)	Materials	L+475		10/15/25		2.1	2.0	2.0
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+550		8/2/25		4.2	4.2	4.1
SMART Global Holdings Inc	(g)(k)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.7	19.7	19.9
Sorenson Communications LLC	(e)(k)(x)	Telecommunication Services	L+575	2.3%	4/30/20		29.4	29.3	29.3
SSC (Lux) Limited S.a r.l.	(e)(g)(l)	Health Care Equipment & Services	L+750	1.0%	9/10/24		59.5	59.5	60.1
Staples Canada	(g)(k)(l)	Retailing	L+700	1.0%	9/12/24	C$	11.5	9.0	8.5
Sungard Availability Services Capital Inc	(g)(x)	Software & Services	L+700	1.0%	9/30/21		$4.2	4.2	3.6
Sungard Availability Services Capital Inc	(g)(x)	Software & Services	L+1000	1.0%	10/1/22		1.9	1.8	1.9
Sutherland Global Services Inc	(g)(l)(x)	Software & Services	L+538	1.0%	4/23/21		7.0	6.8	6.6
Sutherland Global Services Inc	(g)(l)(x)	Software & Services	L+538	1.0%	4/23/21		1.6	1.6	1.5
Sweet Harvest Foods Management Co	(h)(i)	Food & Staples Retailing	L+675	1.0%	5/30/23		26.8	26.6	19.6
Tangoe LLC	(g)	Software & Services	L+650	1.0%	11/28/25		90.0	89.2	89.1
Team Health Inc	(g)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.6	12.2	11.3
ThermaSys Corp	(n)(w)(y)	Capital Goods	L+600	1.0%	12/28/23		6.7	6.7	6.7
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		50.8	50.2	46.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	$50.5	$49.9	$46.6
Trace3 Inc	(e)(g)(k)	Software & Services	L+675	1.0%	8/5/24	93.9	93.9	93.0
Utility One Source LP	(g)(k)(x)	Capital Goods	L+550	1.0%	4/18/23	—	—	—
Versatile Processing Group Inc	(e)(g)	Materials	L+1050	1.0%	12/30/20	105.4	105.3	107.0
Virgin Pulse Inc	(e)(g)(h)(i)(k)	Software & Services	L+650	1.0%	5/22/25	138.3	137.2	134.0
Vivint Inc	(g)(x)	Commercial & Professional Services	L+500		4/1/24	27.8	27.7	27.1
Warren Resources Inc	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21	13.1	13.1	13.1
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21	6.7	6.7	6.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	22.0	22.0	22.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	8/1/24	14.6	14.4	14.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	9.1	9.1	9.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.3	14.3	14.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	4.6	4.6	4.7
WireCo WorldGroup Inc	(g)(k)(x)	Capital Goods	L+500	1.0%	9/29/23	0.5	0.5	0.4
Z Gallerie LLC	(g)(n)(w)	Retailing	L+650, 2.0% PIK (2.0% Max PIK)	1.0%	10/8/21	31.9	30.2	11.3
Zeta Interactive Holdings Corp	(e)(g)	Software & Services	L+750	1.0%	7/29/22	12.9	12.9	13.0
Zeta Interactive Holdings Corp	(e)(g)(v)	Software & Services	L+750	1.0%	7/29/22	2.3	2.3	2.3

Total Senior Secured Loans—First Lien							4,256.4	4,152.2
Unfunded Loan Commitments							(151.6)	(151.6)

Net Senior Secured Loans—First Lien							4,104.8	4,000.6

Senior Secured Loans—Second Lien—26.8%
Abaco Systems, Inc	(g)(h)	Capital Goods	L+1050	1.0%	6/7/22	63.4	62.6	62.3
Access CIG LLC	(g)(x)	Software & Services	L+775		2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.1
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	15.0	14.7	14.7
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25	8.3	8.3	8.2
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	L+800		7/27/26	40.7	39.9	39.8
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	€32.8	40.3	37.6
Arena Energy LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$8.6	8.6	8.6
Belk Inc	(g)(h)	Retailing	10.5%		6/12/23	119.1	112.9	94.7
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		7/26/23	4.5	4.1	4.0
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		7/26/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(g)(l)(v)	Energy	8.5%		7/26/23	0.6	0.6	0.6
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	17.8	17.8	17.5
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+800	1.0%	3/21/24	16.0	16.0	15.8
CommerceHub Inc	(g)	Software & Services	L+775		5/21/26	69.3	67.3	64.8
CTI Foods Holding Co LLC	(g)(n)(w)(x)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	23.2	23.1	2.5
Culligan International Co	(g)	Household & Personal Products	L+850	1.0%	12/13/24	66.0	65.4	66.1
Direct ChassisLink Inc	(g)(x)	Transportation	L+600		6/15/23	1.3	1.3	1.3
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725		3/8/26	3.0	2.9	2.9
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	2.0	2.0	2.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	$7.3	$7.5	$7.0
Grocery Outlet Inc	(g)(x)	Food & Staples Retailing	L+725		10/22/26	3.5	3.4	3.5
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	15.0	14.6	15.0
Higginbotham Insurance Agency Inc	(g)	Insurance	L+725	1.0%	12/19/25	18.7	18.5	18.7
Integro Ltd/United States	(g)	Insurance	L+925		10/30/23	4.8	4.7	4.8
Invictus	(g)(x)	Materials	L+675		3/30/26	3.4	3.4	3.4
iParadigms Holdings LLC	(g)(x)	Software & Services	L+725	1.0%	7/29/22	21.9	21.8	21.8
Jo-Ann Stores Inc	(g)(x)	Retailing	L+925	1.0%	5/21/24	0.6	0.6	0.6
LBM Borrower LLC	(g)(k)(x)	Capital Goods	L+925	1.0%	8/20/23	21.2	21.2	20.8
MedAssets Inc	(g)(h)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.7	63.9
Misys Ltd	(g)(k)(l)(x)	Software & Services	L+725	1.0%	6/13/25	5.7	5.7	5.3
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	34.5
One Call Care Management Inc	(e)(g)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	29.9	29.6	28.7
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.5	68.5
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750		10/26/26	2.4	2.4	2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.2
Petrochoice Holdings Inc	(g)(h)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.7	65.0
Polyconcept North America Inc	(g)	Consumer Durables & Apparel	L+1000	1.0%	2/16/24	29.4	28.8	30.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.0	80.2	80.2
Rise Baking Company	(g)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.8	30.8
Sequa Corp	(g)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	20.9
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950		8/2/26	3.8	3.5	3.4
SMG/PA	(g)(x)	Consumer Services	L+700		1/23/26	1.3	1.3	1.2
Sparta Systems Inc	(g)(h)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	30.2
Spencer Gifts LLC	(e)(g)(x)	Retailing	L+825	1.0%	6/29/22	30.0	29.9	25.6
Vestcom International Inc	(g)	Consumer Services	L+825	1.0%	12/31/24	70.5	69.9	69.0
WireCo WorldGroup Inc	(g)(x)	Capital Goods	L+900	1.0%	9/30/24	13.7	13.7	13.8

Total Senior Secured Loans—Second Lien							1,171.7	1,118.5
Unfunded Loan Commitments							(0.6)	(0.6)

Net Senior Secured Loans—Second Lien							1,171.1	1,117.9

Other Senior Secured Debt—8.1%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	25.1	23.6	8.0
Angelica Corp	(t)	Health Care Equipment & Services	10.0%, 10.0% PIK (10.0% Max PIK)		12/30/22	37.8	37.2	32.8
Artesyn Embedded Technologies Inc	(g)(x)	Technology Hardware & Equipment	9.8%		10/15/20	21.0	20.6	19.4
Avantor Inc	(g)(x)	Materials	6.0%		10/1/24	8.3	8.4	8.1
Black Swan Energy Ltd	(e)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.8
Cleaver-Brooks Inc	(g)(x)	Capital Goods	7.9%		3/1/23	9.4	9.5	9.2
Cornerstone Chemical Co	(g)(x)	Materials	6.8%		8/15/24	11.1	11.2	9.8
Direct ChassisLink Inc	(g)(x)	Transportation	10.0%		6/15/23	14.0	14.8	13.5
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	74.8	72.9	73.5
Genesys Telecommunications Laboratories Inc	(g)(x)	Technology Hardware & Equipment	10.0%		11/30/24	18.9	20.8	19.8
JW Aluminum Co	(e)(g)(x)(z)	Materials	10.3%		6/1/26	36.5	36.5	36.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Maxim Crane Works LP / Maxim Finance Corp	(g)(x)	Capital Goods	10.1%		8/1/24	$0.9	$1.0	$0.9
Mood Media Corp	(f)(g)(k)(y)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	26.6	26.5	26.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	1.3	1.3	1.2
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.4	8.5	8.4
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	5.2	5.2	4.8
RedPrairie Corp	(g)(x)	Software & Services	7.4%		10/15/24	1.0	1.1	1.0
Rockport (Relay)	(g)(n)(w)(y)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	34.8	30.9	9.9
Sorenson Communications LLC	(f)(x)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19.9	19.6	19.7
Sunnova Energy Corp	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	0.6	0.6	0.6
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	8.9%		4/15/21	0.5	0.5	0.5
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.6
Vivint Inc	(g)(x)	Commercial & Professional Services	7.9%		12/1/22	8.8	8.7	8.3
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	13.0	10.3

Total Other Senior Secured Debt							385.9	336.1

Subordinated Debt—10.3%
Alion Science & Technology Corp	(g)(h)	Capital Goods	11.0%		8/1/22	68.6	68.0	67.1
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.1	21.8	21.7
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc	(e)(f)(g)(x)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	15.2	14.5	15.2
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	0.9	0.9	0.9
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	21.0
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	70.3	69.7	69.5
Hilding Anders	(g)(l)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€113.3	125.0	81.0
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.4	0.5	0.5
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	48.6	12.9	7.2
Home Partners of America Inc	(g)(y)	Real Estate	L+625	1.0%	10/8/22	$42.9	$42.3	$42.7
Hub International Ltd	(g)(x)	Insurance	7.0%		5/1/26	1.8	1.8	1.6
Imagine Communications Corp	(g)	Media	12.5% PIK (12.5% Max PIK)		10/29/20	0.7	0.7	0.7
Ken Garff Automotive LLC	(g)(x)	Retailing	7.5%		8/15/23	5.4	5.4	5.4
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	4.9
Lazard Global Compounders Fund	(g)(l)(v)	Diversified Financials	L+650	4.5%	9/15/25	20.2	20.2	19.8
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	8.0
Logan’s Roadhouse Inc	(g)(y)	Consumer Services			11/1/24	7.3	7.2	7.2
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.3	4.3	4.1
Sorenson Communications LLC	(f)(x)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15.1	14.6	15.5
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	17.1	16.9	15.7
Sungard Availability Services Capital Inc	(f)(g)(x)	Software & Services	8.8%		4/1/22	10.7	9.1	2.4
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	6.8%		7/1/25	8.4	8.0	7.3
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.5	2.3
Versatile Processing Group Inc	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.5	2.6	2.1
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	23.3	23.5	20.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	$5.1	$4.9	$4.9

Total Subordinated Debt							514.9	449.5
Unfunded Debt Commitments							(20.2)	(20.2)

Net Subordinated Debt							494.7	429.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—15.8%
Accelerator Investments Aggregator LP	(g)(l)	Diversified Financials				2,318,242	$2.7	$2.7
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	1.1	1.0
Altus Power America Inc, Preferred Stock	(r)(v)	Energy	9.0%, 5.0% PIK		10/3/23	46,748	0.1	—
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				NA	7.6	3.4
Bank of Ireland	(j)(l)	Banks	L+1185		12/4/27	$15.1	15.1	15.2
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	7.1%		2/28/22	34,517,963	34.5	32.4
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.0	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.3	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.2	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$73.6	72.5	73.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$16.4	16.1	16.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1.7	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$13.0	12.8	13.0
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.4	1.4	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$15.8	15.5	15.8
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15.5	15.2	15.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.4%		5/31/23	NA	42.9	62.5
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)(n)	Capital Goods				39,609,179	39.6	39.6
LSF IX Java Investments Ltd, Term Loan	(g)(l)(n)	Diversified Financials	E+365		12/3/19	€56.4	59.0	63.8
Montgomery Credit Holdings LP, Membership Interest	(g)(l)	Diversified Financials				NA	7.5	6.6
MP4 2013-2A Class Subord. B	(f)(g)(k)(l)	Diversified Financials	16.1%		7/25/29	$21.0	12.3	9.8
NewStar Clarendon 2014-1A Class D	(g)(k)(l)	Diversified Financials	13.2%		1/25/27	$17.9	11.4	12.8
NewStar Clarendon 2014-1A Class Subord. B	(g)(l)	Diversified Financials	L+435		1/25/27	$1.6	1.5	1.5
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	32.1
Rampart CLO 2007 1A Class Subord.	(g)(k)(l)(n)	Diversified Financials	0.0%		10/25/21	$10.0	0.2	0.6
Star Mountain SMB Multi-Manager Credit Platform LP, Limited Partnership Interest	(l)(u)	Diversified Financials				NA	59.6	73.6
Toorak Capital LLC, Membership Interest	(g)(l)(z)	Diversified Financials				NA	96.9	108.5
Toorak Capital LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.9	18.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(k)(l)	Diversified Financials	7.5%		1/15/26	$42.5	20.4	20.5

Total Asset Based Finance							641.5	659.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.2%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$294.0	$294.0	$299.3

Total Strategic Credit Opportunities Partners							294.0	299.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.1%(k)
5 Arch Income Fund 2, LLC, Common Stock	(l)(p)	Diversified Financials				16,000	$0.4	$0.8
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				484,607	13.6	—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	112,292	3.0	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				NA	7.4	6.8
All Systems Holding LLC, Common Stock	(g)	Commercial & Professional Services				586,763	0.6	0.6
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Altus Power America Inc, Common Stock	(g)(n)	Energy				462,008	0.5	0.1
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	26.4
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(z)	Automobiles & Components				3,590,032	3.0	2.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	0.8
AP Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	24.1
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	85.8
ASG Technologies, Warrants	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.7
Aspect Software Inc, Common Stock	(g)(n)(y)	Software & Services				428,935	10.5	—
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(e)(f)(g)(n)	Health Care Equipment & Services			5/25/27	229,489	1.7	0.3
Australis Maritime, Private Equity	(g)(l)(n)	Transportation				1,966,278	2.0	2.0
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	6.2
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media				227,802	7.5	3.4
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	1.5
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.7
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.7
Eastman Kodak Co, Common Stock	(g)(n)(x)	Consumer Durables & Apparel				12,075	0.2	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.1
FourPoint Energy LLC, Common Stock, Class C - II - A Units	(n)(p)	Energy				21,000	21.0	4.7
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E-II Units	(n)(p)	Energy				48,025	12.0	10.7
FourPoint Energy LLC, Common Stock, Class E-III Units	(n)(p)	Energy				70,875	17.7	15.8
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Genesys Telecommunications Laboratories Inc, Class A1-A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	$0.1	$0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	0.1
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				42,281,308	42.3	5.9
Harvest Oil & Gas Corp, Common Stock	(f)(n)(x)	Energy				7,327	0.2	0.1
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	4.7
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	2.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	129.8
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.1
Imagine Communications Corp, Common Stock	(g)(n)	Media	9.5% PIK		11/10/18	33,034	3.8	1.8
Industrial Group Intermediate Holdings LLC, Common Stock	(n)(p)	Materials				441,238	0.4	0.3
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.6
Jones Apparel Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.7
JW Aluminum Co, Common Stock	(f)(g)(n)(z)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(z)	Materials	12.5%		11/17/25	106,700,471	75.7	75.8
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				NA	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.2	(1.4)
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods			8/9/19	1,303	1.3	0.5
MB Precision Holdings LLC, Class A-2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,775,667	1.8	1.2
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	0.3
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	0.3
Mood Media Corp, Common Stock	(g)(n)(y)	Media				16,243,967	11.8	14.8
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	2.9
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Equity	(g)(n)	Consumer Services				1,041,667	1.0	1.6
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A-1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	4.3
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,384,615	1.4	0.7
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	8.8
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.6
Rockport (Relay), Class A Units	(g)(n)(y)	Consumer Durables & Apparel				219,349	—	—
Safariland LLC, Common Equity	(f)(n)	Capital Goods				27,263	2.7	2.1
Safariland LLC, Warrant	(f)(n)	Capital Goods				2,273	0.2	0.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	$2.8	$0.2
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	38.0
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	2.8
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sunnova Energy Corp, Common Stock	(g)(n)	Energy				192,389	0.7	—
Sunnova Energy Corp, Preferred Stock	(g)(n)	Energy				35,115	0.2	0.2
ThermaSys Corp, Common Stock	(n)(y)	Capital Goods				17,383,026	9.4	9.4
ThermaSys Corp, Preferred Stock	(n)(y)	Capital Goods				1,529	1.5	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.2
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.4
Versatile Processing Group Inc, Class A-2 Units	(f)(n)	Materials				3,637,500	3.6	0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(g)(n)	Software & Services				215,662	1.7	2.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.0
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							664.0	545.2

TOTAL INVESTMENTS—177.3%							$7,756.0	7,387.4

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.3%)								(3,221.4)

NET ASSETS—100%								$4,166.0

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

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

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.4	$—	$(17.2)	$—	$(3.2)	$—	$—	$—
AltEn, LLC	—	2.7	—	—	0.2	2.9	—	—
Aspect Software Inc	—	3.7	—	—	(1.0)	2.7	0.1	0.1
Aspect Software Inc	1.0	—	(1.0)	—	—	—	0.1	—
Aspect Software Inc	0.6	—	—	—	(0.1)	0.5	0.1	—
Aspect Software Inc	(0.4)	0.4	(0.4)	—	0.4	—	—	—
Aspect Software Inc	—	0.1	(0.1)	—	—	—	—	—
Charlotte Russe Inc	—	9.4	—	—	(5.9)	3.5	0.1	—
HM Dunn Co Inc(4)	—	1.1	—	(0.5)	(0.5)	0.1	—	—
Logan’s Roadhouse, Inc.	6.9	—	(7.0)	—	0.1	—	—	—
Logan’s Roadhouse, Inc.	—	—	—	—	—	—	—	—
MB Precision Holdings LLC(4)	—	14.0	(2.8)	(6.9)	0.3	4.6	0.5	0.2
ThermaSys Corp	—	6.7	—	—	—	6.7	—	—
Senior Secured Loans—Second Lien
Logan’s Roadhouse, Inc.	10.1	—	(21.8)	—	11.7	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	22.7	—	(22.7)	—	—	—	—	—
Mood Media Corp	21.7	4.9	—	—	—	26.6	2.3	1.8
Rockport (Relay)	—	30.9	—	—	(21.0)	9.9	—	—
Asset Based Finance
Orchard Marine Limited, Class B Common Stock	—	3.1	—	—	(3.1)	—	—	—
Orchard Marine Limited, Series A Preferred Stock	—	58.0	—	—	(25.9)	32.1	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	13.0	—	(16.5)	—	3.5	—	—	—
Advanced Lighting Technologies Inc, Warrant	0.1	—	(0.1)	—	—	—	—	—
AltEn, LLC, Membership Units	—	3.0	—	—	(3.0)	—	—	—
ASG Technologies, Common Stock	83.1	—	—	—	2.7	85.8	—	—
ASG Technologies, Warrants	6.3	—	—	—	0.4	6.7	—	—
Aspect Software Inc, Common Stock	—	—	—	(9.7)	9.7	—	—	—
Charlotte Russe Inc, Common Stock	—	12.5	—	—	(12.5)	—	—	—
Fronton Investor Holdings, LLC, Class B Units	17.8	—	(20.5)	13.5	(10.8)	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	—	101.9	—	—	27.9	129.8	—	—
Home Partners of America Inc, Warrant	—	0.3	—	—	0.8	1.1	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
MB Precision Holdings LLC, Class A - 2 Units(2)	—	0.5	—	—	(0.5)	—	—	—
MB Precision Holdings LLC, Preferred Stock	—	1.8	—	—	(0.6)	1.2	—	—
Mood Media Corp, Common Stock	26.8	—	—	—	(12.0)	14.8	—	—
Proserv Acquisition LLC, Class A Common Units	—	33.5	—	—	(24.7)	8.8	—	—
Proserv Acquisition LLC, Class A Preferred Units	—	5.4	—	—	4.1	9.5	—	—
Roadhouse Holding Inc., Common Equity	—	—	(6.9)	—	6.9	—	—	—
Rockport (Relay), Class A Units	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	9.4	—	—	—	9.4	—	—
ThermaSys Corp, Preferred Stock	—	6.7	—	(5.2)	—	1.5	—	—

Total	$230.1	$310.0	$(117.0)	$(8.8)	$(56.1)	$358.2	$3.2	$2.1

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

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc(4)	$—	$17.7	$(0.2)	$—	$2.7	$20.2	$2.5	$—	$—
Amtek Global Technology Pte Ltd	—	60.5	—	—	(4.1)	56.4	0.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	40.3	—	—	(2.7)	37.6	0.1	—	—
JW Aluminum	38.0	—	(37.4)	—	(0.6)	—	1.6	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc(4)	—	24.2	(0.6)	—	(15.6)	8.0	1.2	1.4	—
JW Aluminum Co	—	36.5	—	—	(0.1)	36.4	2.2	—	—
Subordinated Debt
Hilding Anders	—	125.0	—	—	(44.0)	81.0	0.1	7.9	—
Hilding Anders	—	0.5	—	—	—	0.5	—	—	—
Hilding Anders	—	0.9	—	—	(0.9)	—	—	—	—
Hilding Anders	—	12.9	—	—	(5.7)	7.2	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	—	34.5	—	—	(2.1)	32.4	0.1	—	—
Toorak Capital LLC, Membership Interest	—	96.9	—	—	11.6	108.5	—	—	0.2
Toorak Capital LLC, Membership Interest	—	16.9	—	—	2.0	18.9	—	—	—
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	—	294.0	—	—	5.3	299.3	—	—	1.1
Equity/Other
Advanced Lighting Technologies Inc, Common Stock(4)	—	16.5	(2.9)	—	(13.6)	—	—	—	—
Advanced Lighting Technologies Inc, Warrant(4)	—	3.0	—	—	(3.0)	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	30.7	—	—	(4.3)	26.4	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	3.0	—	—	(0.4)	2.6	—	—	—
Hilding Anders, ARLE PIK Interest	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hilding Anders, Class A Common Stock	—	0.1	—	—	(0.1)	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	15.0	—	—	(12.4)	2.6	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	57.3	26.3	—	—	(7.8)	75.8	1.2	10.1	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	16.2	—	—	(17.6)	(1.4)	—	—	—

Total	$95.3	$871.6	$(41.1)	$—	$(113.4)	$812.4	$9.1	$19.4	$1.3

See notes to unaudited consolidated financial statements.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2019.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, the Company recognized $6 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	—	$—
Share Repurchase Program	(7,396,048)	(47)	(137,560)	(1)

Net Proceeds from Share Transactions	(7,396,048)	$(47)	(137,560)	$(1)

During the three months ended March 31, 2019, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 546,748 shares of common stock in the open market at an average price per share of $5.51 (totaling $3) pursuant to the DRP, and distributed such shares to participants in the DRP. During the three months ended March 31, 2018, the administrator for the DRP purchased 572,388 shares of common stock in the open market at an average price per share of $7.69 (totaling $4) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2019 to May 7, 2019, the administrator for the DRP purchased 1,258,874 shares of common stock in the open market at an average price per share of $6.24 (totaling $8) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

February 2018 Share Repurchase Program

In February 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $50 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. During the three months ended March 31, 2018, the Company repurchased 137,560 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $7.29 (totaling $1). The program has terminated since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

During the three months ended March 31, 2019, the Company repurchased 7,396,048 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.33 (totaling $47). During the period from April 1, 2019 to May 7, 2019, the Company repurchased 1,429,956 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.27 (totaling $9).

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory agreement had substantially similar terms, except that cash and cash equivalents were not excluded from gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

Pursuant to the FB Advisor investment advisory agreement, which was in effect until April 9, 2018, FB Advisor was entitled to an annual base management fee equal to 1.75% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. FB Advisor had agreed, effective October 1, 2017, to (a) waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets and (b) continue to calculate the subordinated incentive fee on income to which it was entitled under the FB Advisor investment advisory agreement as if the base management fee was 1.75% of the average value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FB Advisor under the FB Advisor investment advisory agreement with respect to each year.

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

Pursuant to the administration agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The FB Advisor administration agreement was substantially similar to the administration agreement.

The following table describes the fees and expenses accrued under the investment advisory agreement, the FB Advisor investment advisory agreement, the administration agreement and the FB Advisor administration agreement, as applicable, during the three months ended March 31, 2019 and 2018:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2019	2018
FB Advisor and the Advisor	Investment advisory agreement and FB Advisor investment advisory agreement	Base Management Fee(1)	$29	$15
FB Advisor and the Advisor	Investment advisory agreement and FB Advisor investment advisory agreement	Subordinated Incentive Fee on Income(2)	$24	$12
FB Advisor and the Advisor	Administration agreement and FB Advisor administration agreement	Administrative Services Expenses(3)	$1	$1

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the three months ended March 31, 2018, the amount shown is net of waivers of $3. During the three months ended March 31, 2019 and 2018, $20 and $15, respectively, in base management fees were paid to the Advisor and/or FB Advisor. As of March 31, 2019, $29 in base management fees were payable to the Advisor.

(2)	During the three months ended March 31, 2019 and 2018, $14 and $13, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FB Advisor.

(3)

During the three months ended March 31, 2019 and 2018, $1 and $1, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.1 for the three months ended March 31, 2019. The Company paid less than $1 in administrative services expenses to the Advisor and/or FB Advisor during the three months ended March 31, 2019 and 2018.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.19000	$47

Total	$0.19000	$47

Fiscal 2019
March 31, 2019	$0.19000	$100

Total	$0.19000	$100

On April 30, 2019, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about July 2, 2019 to stockholders of record as of the close of business on June 19, 2019. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	100	100%	47	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$100	100%	$47	100%

(1)

During the three months ended March 31, 2019 and 2018, 89.7% and 85.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 1.4%, respectively, was attributable to non-cash accretion of discount and 8.2% and 13.2%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2019 and 2018 was $101 and $50, respectively. As of March 31, 2019 and December 31, 2018, the Company had $191 and $190 of undistributed net investment income, respectively, and $450 and $436, respectively, of accumulated capital losses on a tax basis.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
GAAP-basis net investment income	$95	$51
Income subject to tax not recorded for GAAP	3	—
GAAP versus tax-basis impact of consolidation of certain subsidiaries	1	3
Reclassification or deferral of unamortized original issue discount, prepayment fees and other income	(2)	(4)
Other miscellaneous differences	4	—

Tax-basis net investment income	$101	$50

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

As of March 31, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$191	$190
Distributable realized gains (accumulated capital losses)(1)	(450)	(436)
Other temporary differences	(1)	0
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	193	176

Total	$(67)	$(70)

________________

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $15 and $435, respectively. $114 of such losses were carried over from CCT due to the Merger, and $161 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of March 31, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $1,015 and $978, respectively. As of March 31, 2019 and December 31, 2018, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $822 and $802, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,958 and $7,916 as of March 31, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(518) and $(529) as of March 31, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.

As of March 31, 2019, the Company had a deferred tax liability of $17 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $47 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of March 31, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $33. For the three months ended March 31, 2019, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $3.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$4,159	$4,031	54.2%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,221	1,171	15.7%	1,171	1,118	15.1%
Other Senior Secured Debt	328	275	3.7%	386	336	4.6%
Subordinated Debt	473	403	5.4%	495	429	5.8%
Asset Based Finance	654	674	9.1%	641	659	8.9%
Strategic Credit Opportunities Partners, LLC	294	302	4.1%	294	299	4.0%
Equity/Other	664	584	7.8%	664	545	7.4%

Total	$7,793	$7,440	100.0%	$7,756	$7,387	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2019, the Company held investments in seven portfolio companies of which it is deemed to “control.” As of March 31, 2019, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of March 31, 2019 in this quarterly report on Form 10-Q.

As of December 31, 2018, the Company held investments in eight portfolio companies of which it is deemed to “control.” As of December 31, 2018, the Company held investments in twelve portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the consolidated schedule of investments as of December 31, 2018 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $167.3, unfunded equity commitments of $330.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $172.4, unfunded equity commitments of $386.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2019 and the Company’s audited consolidated schedule of investments as of December 31, 2018.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$140	1.9%	$141	1.9%
Banks	15	0.2%	15	0.2%
Capital Goods	1,539	20.7%	1,588	21.5%
Commercial & Professional Services	453	6.1%	450	6.1%
Consumer Durables & Apparel	446	6.0%	436	5.9%
Consumer Services	223	3.0%	222	3.0%
Diversified Financials	622	8.4%	660	8.9%
Energy	277	3.7%	279	3.8%
Food & Staples Retailing	190	2.5%	84	1.1%
Food, Beverage & Tobacco	144	1.9%	146	2.0%
Health Care Equipment & Services	639	8.6%	494	6.7%
Household & Personal Products	85	1.1%	66	0.9%
Insurance	67	0.9%	89	1.2%
Materials	347	4.6%	374	5.1%
Media	94	1.3%	95	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	8	0.1%	9	0.1%
Real Estate	136	1.8%	174	2.4%
Retailing	484	6.5%	454	6.1%
Semiconductors & Semiconductor Equipment	20	0.3%	20	0.3%
Software & Services	885	11.9%	946	12.8%
Strategic Credit Opportunities Partners, LLC	302	4.1%	299	4.0%
Technology Hardware & Equipment	51	0.7%	71	1.0%
Telecommunication Services	117	1.6%	104	1.4%
Transportation	156	2.1%	171	2.3%

Total	$7,440	100.0%	$7,387	100.0%

Strategic Credit Opportunities Partners, LLC

In May 2016, Strategic Credit Opportunities Partners, LLC, or SCJV, a joint venture between CCT and Conway Capital, LLC, or Conway, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, was formed pursuant to the terms of a limited liability company agreement between the CCT and Conway, or the SCJV Agreement. As a result of the Merger, the Company succeeded CCT as a member of SCJV and as administrative agent of SCJV. Pursuant to the terms of the SCJV Agreement, the Company and Conway each have 50% voting control of SCJV and are required to agree on all investment decisions as well as all other significant actions for SCJV. SCJV was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. The SCJV Agreement requires the Company and Conway to provide capital to SCJV of up to $500 in the aggregate where the Company and Conway would provide 87.5% and 12.5%, respectively, of the committed capital. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV. As of March 31, 2019, the Company and Conway have funded approximately $336.0 to SCJV, of which $294.0 was from the Company.

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the GS Credit Facility, which provides for up to $350 of borrowings as of March 31, 2019.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The GS Credit Facility contains an “accordion” feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of March 31, 2019, total outstanding borrowings under the GS Credit Facility were $291.9. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.

During the three months ended March 31, 2019, the Company sold investments for proceeds of $82.1 to SCJV and recognized a net realized gain (loss) of $0.3 in connection with the transactions. As of March 31, 2019, $82.1 of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.

As of March 31, 2019 and December 31, 2018, SCJV had total investments with a fair value of $657.2 and $580.5, respectively. As of March 31, 2019 and December 31, 2018, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Total debt investments(1)	$621.4	$537.7
Weighted average current interest rate on debt investments(2)	9.04%	8.83%
Number of portfolio companies in SCJV	34	33
Largest investment in a single portfolio company(1)	$68.6	$69.5
Unfunded commitments(1)	$14.1	$22.5

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of March 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Senior Secured Loans—First Lien—120.5%
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/2021	$4.0	$3.8	$1.9
Apex Group Limited	(d)	Diversified Financials	L+650	1.0%	6/15/2025	14.1	14.0	13.8
Apex Group Limited	(d)(e)	Diversified Financials	L+650		6/15/2023	2.1	1.8	1.8
Apex Group Limited	(d)	Diversified Financials	L+650	1.0%	6/15/2025	11.3	11.2	11.1
Apex Group Limited	(d)(e)	Diversified Financials	L+650	1.0%	6/15/2025	1.2	1.2	1.2
Belk Inc		Retailing	L+475	1.0%	12/12/2022	4.1	3.7	3.3
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/2024	17.7	17.8	17.0
Bugaboo International BV	(d)	Consumer Durables & Apparel	E+700, 7.75% PIK (7.75% Max PIK)		3/20/2025	€27.1	31.9	29.1
Casual Dining Group Ltd	(d)	Consumer Services	L+725, 0.75% PIK (0.75% Max PIK)		12/10/2022	£22.2	23.9	29.0
CommerceHub Inc		Software & Services	L+375		5/21/2025	$2.2	2.2	2.1
Commercial Barge Line Co		Transportation	L+875	1.0%	11/12/2020	4.2	4.1	3.0
Dentix	(d)	Health Care Equipment & Services	E+825		12/1/2022	€21.0	24.8	22.5
Eacom Timber Corp	(d)	Materials	L+650	1.0%	11/30/2023	$68.6	68.7	67.5
Harbor Freight Tools USA Inc		Retailing	L+250	0.8%	8/18/2023	2.6	2.6	2.5
Huws Gray Ltd	(d)	Materials	L+525	0.5%	4/11/2025	£20.2	$26.7	$26.2
Huws Gray Ltd	(d)(e)	Materials	L+525	0.5%	4/11/2025	8.1	10.7	10.5
ID Verde	(d)	Commercial & Professional Services	E+700		3/29/2024	€3.1	3.6	3.5
ID Verde	(d)	Commercial & Professional Services	E+700		3/29/2024	£1.3	1.7	1.7
ID Verde	(d)	Commercial & Professional Services	E+700		3/29/2025	€15.9	18.5	17.8
ID Verde	(d)	Commercial & Professional Services	L+725		3/29/2025	£5.8	7.6	7.6
Koosharem LLC		Commercial & Professional Services	L+450	1.0%	4/18/2025	$18.4	18.2	18.3
Marshall Retail Group LLC	(d)	Retailing	L+600	1.0%	8/25/2020	16.1	15.6	15.8
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/2022	6.9	7.0	6.7
P2 Energy Solutions, Inc.		Energy	L+400	1.0%	10/30/2020	2.9	2.9	2.9
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.2	0.1	0.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
SMART Global Holdings Inc	(d)(e)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022		$0.5	$0.4	$0.4
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		38.7	39.1	39.1
Standard Aero Ltd		Capital Goods	L+375	1.0%	7/7/2022		1.0	1.0	1.0
Staples Canada	(d)	Retailing	L+700	1.0%	9/12/2024	C$	43.9	33.2	33.4
TIBCO Software Inc		Software & Services	L+350	1.0%	12/4/2020		$18.8	18.6	18.8
Transplace		Transportation	L+375	1.0%	10/9/2024		3.3	3.3	3.3
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/2023		17.2	17.2	17.3

Total Senior Secured Loans—First Lien								437.1	430.2
Unfunded Loan Commitments								(14.7)	(14.7)

Net Senior Secured Loans—First Lien								422.4	415.5

Senior Secured Loans—Second Lien—16.9%
Ammeraal Beltech Holding BV	(d)	Capital Goods	L+800		7/27/2026		40.7	39.9	39.9
Casual Dining Group Ltd	(d)	Consumer Services	11.50% PIK (11.50% Max PIK)		12/10/2022		£14.0	18.2	18.2

Total Senior Secured Loans—Second Lien								58.1	58.1

Other Senior Secured Debt—2.4%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.75%		10/15/2020		$8.9	8.3	8.4

Total Senior Secured Debt								8.3	8.4

Subordinated Debt—37.6%
Cemex Materials LLC		Materials	7.70%		7/21/2025		58.5	65.9	63.1
GCI Inc		Telecommunication Services	6.88%		4/15/2025		7.2	7.4	7.6
Hillman Group Inc		Consumer Durables & Apparel	6.38%		7/15/2022		1.9	1.8	1.7
Home Partners of America Inc	(d)	Real Estate	L+625	1.0%	10/8/2022		42.9	42.5	42.5
JC Penney Corp Inc		Retailing	8.13%		10/1/2019		0.1	0.1	0.1
Kenan Advantage Group Inc		Transportation	7.88%		7/31/2023		7.7	7.6	7.5
Solera LLC		Software & Services	10.50%		3/1/2024		6.8	7.3	7.4

Total Subordinated Debt								132.6	129.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Asset Based Finance—9.9%
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials				$6.7	$6.7	$17.6
Sealane Trade Finance	(d)	Banks	L+375	1.0%	5/8/2023	5.0	5.0	5.0
Sealane Trade Finance	(d)	Banks	L+963	1.0%	5/8/2023	12.0	12.0	11.7

Total Asset Based Finance							23.7	34.3

Equity/Other—3.2%
Casual Dining Group Ltd	(d)	Consumer Services				12,670,634	$15.9	$11.0

Total Equity/Other							15.9	11.0

TOTAL INVESTMENTS—190.5%							$661.0	$657.2

Derivative Instruments—0.0%

Foreign currency forward contracts								$0.1

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.60% and the Euro Interbank Offered Rate, or EURIBOR, was (0.31)%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Investments classified as Level 3.

(e)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2018 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Senior Secured Loans—First Lien—121.7%
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/2021	$4.0	$3.8	$2.4
Apex Group Limited	(d)(e)	Diversified Financials	L+650	1.0%	6/15/2025	16.5	15.9	16.3
Apex Group Limited	(d)(e)(g)	Diversified Financials	L+650	1.0%	6/15/2025	12.4	12.4	12.1
Belk Inc		Retailing	L+475	1.0%	12/12/2022	4.1	3.7	3.3
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/2024	17.8	17.8	16.9
Bugaboo International BV	(d)(e)(f)	Consumer Durables & Apparel	E+700, 7.75% PIK (7.75% Max PIK)		3/20/2025	€26.1	30.7	29.5
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	L+725, 0.75% PIK (0.75% Max PIK)		12/10/2022	£22.1	23.8	28.2
CommerceHub Inc		Software & Services	L+375		5/21/2025	$2.2	2.2	2.1
Commercial Barge Line Co		Transportation	L+875	1.0%	11/12/2020	4.3	4.2	3.1
Dentix	(d)(e)	Health Care Equipment & Services	E+825		12/1/2022	€21.0	24.8	23.5
Eacom Timber Corp	(d)(e)	Materials	L+650	1.0%	11/30/2023	$69.5	69.6	69.3
Harbor Freight Tools USA Inc		Retailing	L+250	0.8%	8/18/2023	2.6	2.6	2.5
Huws Gray Ltd	(d)(e)	Materials	L+550	0.5%	4/11/2025	£20.2	26.3	25.5
Huws Gray Ltd	(d)(e)(g)	Materials	L+550	0.5%	4/11/2025	8.1	11.0	10.2
ID Verde	(d)(e)	Commercial & Professional Services	E+700		3/29/2024	€2.3	2.5	2.7
ID Verde	(d)(e)(g)	Commercial & Professional Services	E+700		3/29/2024	1.6	2.0	1.8
ID Verde	(d)(e)	Commercial & Professional Services	E+700		3/29/2025	15.9	18.5	18.2
ID Verde	(d)(e)	Commercial & Professional Services	E+725		3/29/2025	£6.4	8.4	8.2
Koosharem LLC		Commercial & Professional Services	L+450	1.0%	4/18/2025	$18.6	$18.4	$18.3
Marshall Retail Group LLC	(d)	Retailing	L+600	1.0%	8/25/2020	16.1	15.5	15.9
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/2022	6.9	7.0	6.6
P2 Energy Solutions, Inc.		Energy	L+400	1.0%	10/30/2020	2.9	2.9	2.8
Savers Inc		Retailing	L+375	1.3%	7/9/2019	9.7	9.4	9.3
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.1	—	0.1
SMART Global Holdings Inc	(d)(g)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.5	0.5	0.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Equity/Other—3.2%
Casual Dining Group Ltd	(d)(e)	Consumer Services				12,670,634	$15.9	$11.1

Total Equity/Other							15.9	11.1

TOTAL INVESTMENTS—169.7%							$586.7	$580.5

Derivative Instruments—0.0%

Foreign currency forward contracts								$0.1

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

(g)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

Below is selected balance sheet information for SCJV as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$657.2	$580.5
Cash and other assets	65.7	75.5

Total assets	722.9	656.0

Debt	291.9	269.0
Other liabilities	86.1	45.0

Total liabilities	378.0	314.0

Member’s equity	$344.9	$342.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for SCJV for the three months ended March 31, 2019:

Selected Statement of Operation Information
Total investment income	$12.9
Expenses
Interest expense	3.3
Custodian and accounting fees	0.1
Administrative services	0.1
Professional services	0.2
Other	0.0

Total expenses	3.7

Net investment income	9.2
Net realized and unrealized losses	1.8

Net increase in net assets resulting from operations	$11.0

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2019 and December 31, 2018:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2019	December 31, 2018
Cross currency swaps	Unrealized depreciation on swap contracts	$(12)	$(16)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	4	3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	—

Total		$(8)	$(13)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2019 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	Net Realized Gains (Losses)
Cross currency swaps	Net realized gain (loss) on swap contracts	$1
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	—

Total		$1

Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$4
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1

Total		$5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$4	$(4)	$—	$—	$—

Total	$4	$(4)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(12)	$4	$—	$—	$(8)

Total	$(12)	$4	$—	$—	$(8)

	As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(3)	$—	$—	$—

Total	$3	$(3)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(16)	$3	$—	$—	$(13)

Total	$(16)	$3	$—	$—	$(13)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

As of March 31, 2019 and December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

As of March 31, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2019	Unrealized Appreciation (Depreciation)
AUD	4/9/2019	JP Morgan Chase Bank	A$	0.5 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.3	—
EUR	4/9/2019	JP Morgan Chase Bank	€	84.0 Sold	97.0	94.4	2.6
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.4	—
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	25.2	1.1
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.5	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.9	—

Total					$161.1	$156.8	$4.3

As of December 31, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank	€	84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of March 31, 2019 and December 31, 2018, the Company’s open cross currency swap was as follows:

As of March 31, 2019
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(12)

				$(12)

As of December 31, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

				$(16)

As of March 31, 2019 and December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $349.2 and $348.3, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below displays the Company’s foreign currency denominated debt investments and foreign currency forward contract, summarized by foreign currency type as of March 31, 2019 and December 31, 2018:

	Debt investments Denominated in Foreign Currencies As of March 31, 2019				Hedges As of March 31, 2019
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	307.5	$345.3	$208.0	€	290.7	$319.5
Canadian Dollars	C$	71.8	53.7	53.3	C$	4.4	3.3
British Pound Sterling		—	—	—	£	18.8	26.0
Australian Dollars		—	—	—	A$	0.5	0.4

Total			$399.0	$261.3			$349.2

	Debt investments Denominated in Foreign Currencies As of December 31, 2018				Hedges As of December 31, 2018
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	302.9	$347.0	$214.2	€	290.7	$320.5
Canadian Dollars	C$	11.5	8.4	8.5	C$	4.4	3.3
British Pound Sterling		—	—	—	£	17.4	24.1
Australian Dollars		—	—	—	A$	0.6	0.4

Total			$355.4	$222.7			$348.3

Note 8. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

As of March 31, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2019
Valuation Inputs	(Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	714	846
Level 3—Significant unobservable inputs	6,726	6,541

	$7,440	$7,387

As of March 31, 2019 and December 31, 2018, the Company’s cross currency swaps were categorized as follows in the fair value hierarchy:

	March 31, 2019
Valuation Inputs	(Unaudited)		December 31, 2018
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(12)	—	(16)
Level 3—Significant unobservable inputs	—	—	—	—

	$—	$(12)	$—	$(16)

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2019 and December 31, 2018.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

The following is a reconciliation for the three months ended March 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$3,689	$884	$165	$300	$659	$299	$545	$6,541
Accretion of discount (amortization of premium)	1	1	—	—	1	—	—	3
Net realized gain (loss)	—	—	—	—	(4)	—	(11)	(15)
Net change in unrealized appreciation (depreciation)	(22)	—	(11)	(6)	3	3	39	6
Purchases	277	133	1	56	23	—	8	498
Paid-in-kind interest	—	1	4	1	3	—	3	12
Sales and repayments	(192)	(64)	(9)	(43)	(11)	—	—	(319)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$3,753	$955	$150	$308	$674	$302	$584	$6,726

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(22)	$(2)	$(10)	$(7)	$2	$3	$34	$(2)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$2,521	$198	$162	$490	$54	$—	$492	$3,917
Accretion of discount (amortization of premium)	—	—	1	—	—	—	—	1
Net realized gain (loss)	—	—	(1)	(3)	—	—	1	(3)
Net change in unrealized appreciation (depreciation)	(12)	4	—	(4)	(1)	—	(20)	(33)
Purchases	99	4	6	4	—	—	3	116
Paid-in-kind interest	1	—	2	8	—	—	2	13
Sales and repayments	(130)	(57)	(7)	(3)	(1)	—	(10)	(208)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$2,479	$149	$163	$492	$52	$—	$468	$3,803

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10)	$4	$—	$(6)	$(1)	$—	$(20)	$(33)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2019 and December 31, 2018 were as follows:

Type of Investment	Fair Value at March 31, 2019 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$4,107	Discounted Cash Flow	Discount Rate	8.46% - 16.73% (10.44%)	Decrease
	579	Waterfall	EBITDA Multiple	0.23x - 8.25x (4.98x)	Increase
	172	Cost
Subordinated Debt	228	Discounted Cash Flow	Discount Rate	11.58% - 25.25% (12.49%)	Decrease
	75	Other(3)
	5	Waterfall	EBITDA Multiple	7.50x - 10.64x (8.98x)	Increase
Asset Based Finance	312	Waterfall	EBITDA Multiple	1.03x - 12.00x (1.24x)	Increase
	172	Discounted Cash Flow	Discount Rate	5.38% - 16.00% (10.62%)	Decrease
	103	Net Asset Value	Price to Book Value	1.00x - 1.00x (1.00x)	Increase
	44	Cost
	43	Indicative Dealer Quotes		4.98% - 99.71% (62.12%)	Increase
Strategic Credit Opportunities Partners, LLC	302	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	430	Waterfall	EBITDA Multiple	0.73x - 14.50x (5.96x)	Increase
	137	Option Pricing Model	Equity Illiquidity Discount	10.00% - 15.00% (10.03%)	Decrease
	8	Cost
	9	Other(3)

Total	$6,726

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

(2)

Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$3,542	Market Comparables	Market Yield (%)	6.9% - 16.8%	10.8%
			EBITDA Multiples (x)	3.9x - 9.5x	5.1x
			Revenue Multiples (x)	0.2x - 0.2x	0.2x
	58	Other(2)	Other(2)	N/A	N/A
	89	Cost	Cost	99.0% - 99.0%	99.0%
Senior Secured Loans—Second Lien	804	Market Comparables	Market Yield (%)	8.9% - 17.8%	12.5%
			EBITDA Multiples (x)	4.5x - 6.0x	5.5x
	80	Cost	Cost	98.5% - 98.5%	98.5%
Other Senior Secured Debt	155	Market Comparables	Market Yield (%)	8.2% - 13.6%	9.7%
			EBITDA Multiples (x)	0.2x - 8.5x	4.0x
	10	Other(2)	Other(2)	N/A	N/A
Subordinated Debt	300	Market Comparables	Market Yield (%)	7.9% - 24.0%	12.3%
			EBITDA Multiples (x)	7.3x - 10.1x	9.2x
Asset Based Finance	282	Market Comparables	Market Yield (%)	17.7% - 19.0%	18.4%
			Price to Book Multiple (x)	1.2x - 1.3x	1.3x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	60	Market Quotes	Indicative Dealer Quotes	5.6% - 99.6%	44.7%
	169	Discounted Cash Flow	Discount Rate (%)	5.2% - 16.0%	10.0%
	74	Net Asset Value	Net Asset Value	N/A	N/A
	32	Other(2)	Other(2)	N/A	N/A
	42	Cost	Cost	100.0% - 100.0%	100.0%
Strategic Credit Opportunities Partners, LLC	299	Net Asset Value	Net Asset Value	N/A	N/A
Equity/Other	375	Market Comparables	EBITDA Multiples (x)	0.2x - 15.7x	7.7x
			Revenue Multiples (x)	0.9x - 1.2x	1.1x
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
			Production Multiples (MMcfe/d)	$4,708.0 - $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 - $1.3	$1.2
			PV-10 Multiples (x)	0.8x - 2.3x	1.5x
			Production Multiples (Mboe/d)	$25,000.0 - $38,750.0	$26,724.8
			Proved Reserves Multiples (Mmboe)	$3.5 - $13.8	$4.2
			Price to Book Multiple (x)	1.0x - 1.0x	1.0x
	32	Discounted Cash Flow	Discount Rate (%)	11.8% - 13.8%	12.8%
	131	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
			Equity Illiquidity Discount	10.0% - 10.0%	10.0%
	5	Other(2)	Other(2)	N/A	N/A
	2	Cost	Cost	100.0% - 100.0%	100.0%

Total	$6,541

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

Note 9. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2019 are discussed below.

	As of March 31, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$50		$250	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.50%	668		57	September 28, 2022(6)
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,362	(4)	853	August 9, 2023
4.000% Notes due 2019(5)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022

Total			$3,405		$1,160

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €25 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £3 has been converted to U.S dollars at an exchange rate of £1.00 to $1.30 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of March 31, 2019, the fair value of the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes was approximately $401, $407, $274 and $246, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	The maturity date for $325 of the committed facility amount is January 31, 2021. The maturity date for the remaining $400 of the committed facility amount is September 28, 2022.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

For the three months ended March 31, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Credit Facility(2)	$2	$—	$2	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	2	—	2	—	—	—
Hamilton Street Credit Facility(2)	—	—	—	2	—	2
ING Credit Facility(2)	—	—	—	1		1
Locust Street Credit Facility(2)	7	—	7	5	—	5
Senior Secured Revolving Credit Facility(2)	15	1	16	—	—	—
4.000% Notes due 2019	4	1	5	4	—	4
4.250% Notes due 2020	5	—	5	4	1	5
4.750% Notes due 2022	3	—	3	3	—	3
5.000% Notes due 2022	3	—	3	—	—	—

Total	$41	$2	$43	$19	$1	$20

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $3,584 and 4.63%, respectively. As of March 31, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.73%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2018 were $1,772 and 4.37%, respectively. As of March 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.31%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2019 and December 31, 2018.

Locust Street Credit Facility

On March 4, 2019, CCT New York Funding LLC, or CCT New York, a wholly owned special purpose financing subsidiary of the Company merged with and into Locust Street Funding LLC, or Locust Street, a second wholly owned special purpose financing subsidiary of the Company, and concurrently, Locust Street entered into an Amended and Restated Loan and Security Agreement, or the Locust Street Amended and Restated Loan Agreement, with JPMorgan Chase Bank, National Association, or JPMorgan, as administrative agent, each of the lenders party thereto, and Wells Fargo Bank, National Association, as collateral agent, securities intermediary, and collateral administrator, amending and restating the Loan Agreement, dated as of November 1, 2016 and as subsequently amended, or the Locust Street Loan Agreement, among Locust Street, as borrower, JPMorgan, as administrative agent, each of the lenders party thereto, Citibank, N.A., as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator. Locust Street used a portion of the proceeds of additional borrowings under the Locust Street Amended and Restated Loan Agreement to repay and terminate the Loan and Security Agreement, dated as of November 29, 2016 and as subsequently amended, or the CCT New York Loan Agreement, among CCT New York, as borrower, JPMorgan, as administrative agent, the lenders from time to time party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, and the Company (as successor by merger to CCT).

The Locust Street Amended and Restated Loan Agreement provides for, among other things, (i) a committed facility amount of $725, which is equal to the committed facility amount previously available under the Locust Street Loan Agreement, $425, plus the committed facility amount previously available under the CCT New York Loan Agreement, $300, (ii) the capacity to borrow in certain foreign currencies up to a specified sublimit, (iii) an interest rate of 3-month LIBOR (or the relevant reference rate for any foreign currency borrowings), plus 2.50% per annum, (iv) an extension of the maturity date to January 31, 2021 for $325 of the committed facility amount, or the 2021 Committed Amount, and to September 28, 2022 for the remaining $400 of the committed facility amount, or the 2022 Committed Amount, (v) a reinvestment period through September 28, 2021, (vi) permitted prepayment of all or a portion of the 2021 Committed Amount after April 1, 2019 without a prepayment premium, (vii) permitted prepayment of all or a portion of the 2022 Committed Amount after March 4, 2020, subject to a prepayment premium equal to 1.5% of the principal amount of any such prepayment between March 5, 2020 and September 29, 2020, subject to a prepayment premium equal to 0.5% of the principal amount of any such prepayment between September 29, 2020 and January 1, 2021, and thereafter without a prepayment premium, (viii) an unfunded fee in an amount equal to the product of the interest rate applicable to U.S. Dollar borrowings on any day multiplied by the unborrowed amount, if any, below 80% of the committed facility amount, or the Minimum Funding Amount, as of such day, and (ix) an unused fee of 0.75% per annum on the average daily unborrowed portion of the committed facility amount above the Minimum Funding Amount.

CCT New York Funding Credit Facility

In connection with amending and restating the Locust Street Loan Agreement, the Company repaid and terminated the CCT New York Funding Credit Facility.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$23.7
A10 Capital LLC	14.0
Altus Power America Inc	0.1
Apex Group Limited	1.8
Apex Group Limited	8.9
Aspect Software Inc	0.7
CSafe Global	3.7
Eagle Family Foods Inc	7.1
Frontline Technologies Group LLC	9.3
ID Verde	5.5
JHC Acquisition LLC	2.9
Kodiak BP LLC	54.2
Lazard Global Compounders Fund	9.7
Lipari Foods LLC	21.8
North Haven Cadence Buyer Inc	0.9
North Haven Cadence Buyer Inc	0.1
Zeta Interactive Holdings Corp	2.3
Senior Secured Loans—Second Lien
Bellatrix Exploration Ltd	0.6

Total unfunded loans	$167.3

Unfunded equity commitments	$330.7

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2019, the Company also has an unfunded commitment to provide $143.5 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and Conway’s representatives on SCJV’s board of managers.

As of March 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(2.9). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2019, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2019 and December 31, 2018.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.84	$9.30
Results of operations(2)
Net investment income (loss)	0.18	0.82
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	0.01	(1.43)

Net increase (decrease) in net assets resulting from operations	0.19	(0.61)

Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.85)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.85)

Capital share transactions
Issuance of common stock(4)	—	0.00
Repurchases of common stock(5)	0.02	0.04
Deduction of deferred costs(6)	—	(0.04)

Net increase (decrease) in net assets resulting from capital share transactions	0.02	0.00

Net asset value, end of period	$7.86	$7.84

Per share market value, end of period	$6.05	$5.18

Shares outstanding, end of period	524,082,691	531,478,739

Total return based on net asset value(7)	2.68%	(6.56)%

Total return based on market value(8)	20.35%	(20.15)%

Ratio/Supplemental Data:
Net assets, end of period	$4,120	$4,166
Ratio of net investment income to average net assets(9)	9.17%	9.15%
Ratio of total operating expenses to average net assets(9)	9.66%	8.57%
Ratio of net operating expenses to average net assets(9)	9.66%	8.44%
Portfolio turnover(10)	6.79%	19.92%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,405	$3,397
Asset coverage per unit(11)	2.21	2.23

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the DRP is an increase to the net asset value of less than $0.01 per share during the year ended December 31, 2018.

(5)	Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

(6)

During the year ended December 31, 2018, the Company permanently wrote off approximately $22 of deferred costs and prepaid assets from CCT’s balance sheet as a result of the purchase price allocation for the Merger. For additional information regarding the Merger, see the Company’s annual report on Form 10-K for the year ended December 31, 2018.

(7)

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

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2019 are annualized. Annualized ratios for the three months ended March 31, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the three months ended March 31, 2019 and year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	2.32%	1.16%
Ratio of interest expense to average net assets	4.15%	3.75%
Ratio of excise taxes to average net assets	—	0.31%

(10)	Portfolio turnover for the three months ended March 31, 2019 is not annualized.

(11)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS KKR Capital Corp.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds advised by the Advisor, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

We are externally managed by the Advisor pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GDFM resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the prior investment advisory agreement with the Advisor, which replaced an investment advisory agreement with our former investment adviser, FB Advisor. Following the consummation of the Merger, we entered into the investment advisory agreement with the Advisor, which replaced the prior investment advisory agreement.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower valuation than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

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

We bear all other expenses of our operations and transactions, including all other expenses incurred by the Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2019 and for the Year Ended December 31, 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and the year ended December 31, 2018:

Net Investment Activity	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Purchases	$549	$5,189
Sales and Repayments	(510)	(1,187)

Net Portfolio Activity	$39	$4,002

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$325	59.2%	$2,328	44.9%
Senior Secured Loans—Second Lien	135	24.6%	1,108	21.4%
Senior Secured Bonds	1	0.2%	240	4.6%
Subordinated Debt	56	10.2%	404	7.8%
Asset Based Finance	24	4.4%	446	8.5%
Strategic Credit Opportunities Partners, LLC	—	—	294	5.7%
Equity/Other	8	1.4%	369	7.1%

Total	$549	100.0%	$5,189	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$4,159	$4,031	54.2%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,221	1,171	15.7%	1,171	1,118	15.1%
Other Senior Secured Debt	328	275	3.7%	386	336	4.6%
Subordinated Debt	473	403	5.4%	495	429	5.8%
Asset Based Finance	654	674	9.1%	641	659	8.9%
Strategic Credit Opportunities Partners, LLC	294	302	4.1%	294	299	4.0%
Equity/Other	664	584	7.8%	664	545	7.4%

Total	$7,793	$7,440	100.0%	$7,756	$7,387	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Number of Portfolio Companies	186	204
% Variable Rate Debt Investments (based on fair value)(1)(2)	69.4%	68.1%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	15.3%	16.5%
% Other Income Producing Investments (based on fair value)(3)	7.2%	6.8%
% Non-Income Producing Investments (based on fair value)(2)	7.7%	7.6%
% of Investments on Non-Accrual (based on fair value)	0.4%	1.0%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.8%	10.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
(3)

“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

For the three months ended March 31, 2019, our total return based on net asset value was 2.68% and our total return based on market value was 20.35%. For the year ended December 31, 2018, our total return based on net asset value was (6.56)% and our total return based on market value was (20.15)%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	March 31, 2019	December 31, 2018
Number of Portfolio Companies	125	129
% of Investments on Non-Accrual (based on fair value)	0.3%	1.0%
Total Cost of Direct Originations	$6,955.2	$6,808.3
Total Fair Value of Direct Originations	$6,692.8	$6,509.7
% of Total Investments, at Fair Value	90.0%	88.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.7%	10.9%

(1)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

Portfolio Composition by Industry Classification

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,158	56%	$3,888	53%
2	2,822	38%	3,102	42%
3	310	4%	220	3%
4	150	2%	177	2%

Total	$7,440	100%	$7,387	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Revenues

Our investment income for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$158	81.0%	$78	78.0%
Paid-in-kind interest income	16	8.2%	13	13.0%
Fee income	11	5.7%	3	2.0%
Dividend income	10	5.1%	7	7.0%

Total investment income(1)	$195	100.0%	$101	100.0%

(1)

Such revenues represent $175 and $86 of cash income earned as well as $20 and $14 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in income during the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 can primarily be attributed to the increase in assets resulting from the Merger.

Expenses

Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Management fees	$29	$18
Subordinated income incentive fees	24	12
Administrative services expenses	1	1
Accounting and administrative fees	0	0
Interest expense	43	20
Directors’ fees	0	1
Expenses associated with our independent audit and related fees	0	0
Legal fees	0	0
Printing fees	0	0
Stock transfer agent fees	0	0
Other	3	1

Total operating expenses	$100	$53
Management fee waiver	—	(3)

Total net expenses	$100	$50

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Ratio of operating expenses to average net assets	2.41%	2.32%
Ratio of management fee waiver to average net assets(1)	—	(0.11)%

Ratio of net operating expenses to average net assets	2.41%	2.21%
Ratio of incentive fees and interest expense to average net assets(1)	1.61%	1.40%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.80%	0.81%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $95 ($0.18 per share) and $51 ($0.21 per share) for the three months ended March 31, 2019 and 2018, respectively. The decrease in net investment income per share during the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 can primarily be attributed to a large one-time dividend received on an equity investment during the quarter ended March 31, 2018.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on investments(1)	$(18)	$(4)
Net realized gain (loss) on swap contracts	1	—
Net realized gain (loss) on foreign currency	2	0

Total net realized gain (loss)	$(15)	$(4)

(1)	We sold investments and received principal repayments, respectively, of $300 and $210 during the three months ended March 31, 2019 and $32 and $184 during the three months ended March 31, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$16	$(33)
Net change in unrealized appreciation (depreciation) on swap contracts	4	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	—
Net change in unrealized gain (loss) on foreign currency	—	(1)

Total net change in unrealized appreciation (depreciation)	$21	$(34)

During the three months ended March 31, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by increased valuations in several of our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019, the net increase in net assets resulting from operations was $101 ($0.19 per share) compared to a net increase in net assets resulting from operations of $13 ($0.05 per share) during the three months ended March 31, 2018.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2019, we had $92 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,160 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2019, we had unfunded debt investments with aggregate unfunded commitments of $167.3, unfunded equity commitments of $330.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure and approval requirements are met. We are currently seeking stockholder approval to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2019:

	As of March 31, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75%-2.00%(2)	$50		$250	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.50%	668		57	September 28, 2022(6)
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75%-2.00%(3)	1,362	(4)	853	August 9, 2023
4.000% Notes due 2019(5)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022

Total			$3,405		$1,160

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €25 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £3 has been converted to U.S dollars at an exchange rate of £1.00 to $1.30 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of March 31, 2019, the fair value of the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes was approximately $401, $407, $274 and $246, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	The maturity date for $325 of the committed facility amount is January 31, 2021. The maturity date for the remaining $400 of the committed facility amount is September 28, 2022.

See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2019 or 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.19000	$47

Total	$0.19000	$47

Fiscal 2019
March 31, 2019	$0.19000	$100

Total	$0.19000	$100

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2019 and 2018.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service, and provide a valuation range;

•	the Advisor then provides the valuation committee with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

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

The Advisor, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-

party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. For the three months ended March 31, 2019, we recognized $6 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2019 and 2018.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2019 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	December 2, 2022	$50	—	—	$50	—
Locust Street Credit Facility(3)	September 28, 2022	$668	—	—	$668	—
Senior Secured Revolving Credit Facility(4)	August 9, 2023	$1,362	—	—	$1,362	—
4.000% Notes due 2019	July 15, 2019	$400	$400	—	—	—
4.250% Notes due 2020	January 15, 2020	$405	$405	—	—	—
4.750% Notes due 2022	May 15, 2022	$275	—	—	$275	—
5.000% Notes due 2022	June 28, 2022	$245	—	—	$245	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At March 31, 2019, $250 remained unused under the financing arrangement.

(3)	At March 31, 2019, $57 remained unused under the financing arrangement.

(4)

At March 31, 2019, $853 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €25 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £3 has been converted to U.S dollars at an exchange rate of £1.00 to $1.30 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 69.4% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 15.3% were debt investments paying fixed interest rates while 7.2% were other income producing investments, 7.7% consisted of non-income producing investments, and the remaining 0.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the CCT Tokyo Funding Credit Facility, Locust Street Credit Facility and Senior Secured Revolving Credit Facility, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2019 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(51)	$(21)	$(30)	(5.8)%
No change	—	—	—	—
Up 100 basis points	52	21	31	5.9%
Up 300 basis points	158	63	95	18.1%
Up 500 basis points	263	104	159	30.3%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2019 and 2018, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2019					Hedges As of March 31, 2019
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2018 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€310.0	$378.7	$302.3	$30.2		€290.7	$319.5
Canadian Dollars	C$	73.7	55.3	54.8	5.5	C$	4.4	3.3
British Pound Sterling		£6.2	9.3	9.5	1.0		£18.8	26.0
Australian Dollars	A$	10.0	7.7	0.4	—	A$	0.5	0.4
Swedish Kronor	kr	97.2	15.1	1.6	0.2	kr	—	—

Total			$466.1	$368.6	$36.9			$349.2

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2019, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $349.2, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2019, we had outstanding borrowings denominated in foreign currencies of €25, CAD $69 and £3 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the three months ended March 31, 2019, the Company repurchased 7,396,048 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.33 (totaling $47). During the period from April 1, 2019 to May 7, 2019, the Company repurchased 1,429,956 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.27 (totaling $9).

Repurchases of our common stock under our stock repurchase program for the periods below were as follows (dollar amounts in the table below are presented in thousands, except for share and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	2,170,419	$6.2193	2,170,419	$187
February 1, 2019 through February 28, 2019	4,169,484	6.4160	4,169,484	160
March 1, 2019 through March 31, 2019	1,056,145	6.6849	1,056,145	153

	7,396,048	$6.3334	7,396,048

(1)	Amount includes commissions paid.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.9	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.10	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Investment Advisory Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.4	Amended and Restated Investment Advisory Agreement, dated as of July 17, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2014.)

10.5	Administration Agreement, dated as of April 16, 2014, by and between FS Investment Corporation and FB Income Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

10.6	Investment Sub-advisory Agreement, dated as of April 3, 2008, by and between FB Income Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-149374) filed on June 19, 2008.)

10.7	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.8	Loan Agreement, dated as of November 1, 2016, among Locust Street Funding LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Citibank, N.A., as Collateral Agent and Securities Intermediary, and Virtus Group, LP, as Collateral Administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2016.)

10.9	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.10	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018.)

10.11	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.12	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.13	Loan and Security Agreement, dated as of November 29, 2016, among CCT SE I LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Corporate Capital Trust, Inc., as portfolio manager, the lenders party thereto and the collateral agent, collateral administrator and intermediary party thereto. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust, Inc.’s Current Report on Form 8-K filed on December 2, 2016.)

10.14	Amendment to Loan and Security Agreement, dated September 1, 2017, by and among CCT New York Funding LLC, Corporate Capital Trust, Inc., State Street Bank and Trust Company and JP Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.15	Second Amendment to Loan and Security Agreement, dated as of January 16, 2018, by and among CCT New York Funding, LLC, Corporate Capital Trust, Inc., State Street Bank and JP Morgan Chase Bank. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2018.)

10.16	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.17	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.18	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.19	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2019.

FS KKR CAPITAL CORP.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)