Form 10-Q
period 2019-06-30
FS KKR Capital Corp
filed 2019-08-07
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

There were 518,543,564 shares of the registrant’s common stock outstanding as of August 6, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,100 and $6,457, respectively)	$5,879	$6,217
Non-controlled/affiliated investments (amortized cost—$624 and $382, respectively)	677	358
Controlled/affiliated investments (amortized cost—$851 and $917, respectively)	727	812

Total investments, at fair value (amortized cost—$7,575 and $7,756, respectively)	7,283	7,387
Cash	211	101
Restricted cash	53	—
Foreign currency, at fair value (cost—$24 and $3, respectively)	24	3
Receivable for investments sold and repaid	86	144
Income receivable	77	60
Unrealized appreciation on foreign currency forward contracts	3	3
Deferred financing costs	5	6
Prepaid expenses and other assets	2	1

Total assets	$7,744	$7,705

Liabilities
Payable for investments purchased	$17	$6
Debt (net of deferred financing costs of $8 and $3, respectively)(1)	3,441	3,391
Unrealized depreciation on swap contracts	2	16
Unrealized depreciation on foreign currency forward contracts	1	0
Stockholder distributions payable	100	45
Management fees payable	28	20
Subordinated income incentive fees payable(2)	25	14
Administrative services expense payable	1	1
Interest payable	26	28
Other accrued expenses and liabilities	5	18

Total liabilities	3,646	3,539

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 520,268,915 and 531,478,739 shares issued and outstanding, respectively	1	1
Capital in excess of par value	4,164	4,235
Retained earnings (accumulated deficit)(4)	(67)	(70)

Total stockholders’ equity	4,098	4,166

Total liabilities and stockholders’ equity	$7,744	$7,705

Net asset value per share of common stock at period end	$7.88	$7.84

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$145	$78	$298	$153
Paid-in-kind interest income	8	9	16	17
Fee income	8	3	19	6
Dividend income	3	—	4	7
From non-controlled/affiliated investments:
Interest income	9	2	11	4
Paid-in-kind interest income	4	1	8	4
From controlled/affiliated investments:
Interest income	2	1	5	2
Paid-in-kind interest income	—	2	4	4
Dividend income	20	—	29	—

Total investment income	199	96	394	197

Operating expenses
Management fees(1)	28	15	57	33
Subordinated income incentive fees(2)	25	11	49	23
Administrative services expenses	2	1	3	2
Accounting and administrative fees	1	0	1	0
Interest expense(3)	41	21	84	41
Directors’ fees	0	0	0	1
Other general and administrative expenses	1	2	4	3

Total operating expenses	98	50	198	103
Management fee waiver(1)	—	(0)	—	(3)

Net expenses	98	50	198	100

Net investment income	101	46	196	97

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(51)	41	(66)	37
Non-controlled/affiliated investments	(8)	(10)	(8)	(10)
Controlled/affiliated investments	—	0	(3)	0
Net realized gain (loss) on swap contracts	(11)	—	(10)	—
Net realized gain (loss) on foreign currency	3	0	5	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	49	(82)	19	(99)
Non-controlled/affiliated investments	24	(21)	77	(27)
Controlled/affiliated investments	(12)	(8)	(19)	(18)
Net change in unrealized appreciation (depreciation) on swap contracts	10	—	14	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2)	—	(1)	—
Net change in unrealized gain (loss) on foreign currency	(2)	3	(2)	2

Total net realized and unrealized gain (loss)	—	(77)	6	(115)

Net increase (decrease) in net assets resulting from operations	$101	$(31)	$202	$(18)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.19	$(0.13)	$0.38	$(0.08)

Weighted average shares outstanding	522,199,688	242,801,446	524,838,748	244,249,274

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

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income (loss)	$101	$46	$196	$97
Net realized gain (loss) on investments, swap contracts and foreign currency	(67)	31	(82)	27
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	69	(111)	90	(144)
Net change in unrealized gain (loss) on foreign currency	(2)	3	(2)	2

Net increase (decrease) in net assets resulting from operations	101	(31)	202	(18)

Stockholder distributions(2)
Distributions to stockholders	(99)	(46)	(199)	(93)

Net decrease in net assets resulting from stockholder distributions	(99)	(46)	(199)	(93)

Capital share transactions(3)
Repurchases of common stock	(24)	(38)	(71)	(39)

Net increase (decrease) in net assets resulting from capital share transactions	(24)	(38)	(71)	(39)

Total increase (decrease) in net assets	(22)	(115)	(68)	(150)
Net assets at beginning of period	4,120	2,250	4,166	2,285

Net assets at end of period	$4,098	$2,135	$4,098	$2,135

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$202	$(18)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,062)	(356)
Paid-in-kind interest	(28)	(25)
Proceeds from sales and repayments of investments	1,202	566
Net realized (gain) loss on investments	77	(26)
Net change in unrealized (appreciation) depreciation on investments	(77)	143
Net change in unrealized (appreciation) depreciation on swap contracts	(14)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1	—
Accretion of discount	(8)	(3)
Amortization of deferred financing costs and discount	3	2
Unrealized (gain)/loss on borrowings in foreign currency	0	(2)
(Increase) decrease in receivable for investments sold and repaid	58	(16)
(Increase) decrease in income receivable	(17)	(2)
(Increase) decrease in prepaid expenses and other assets	(1)	1
Increase (decrease) in payable for investments purchased	11	20
Increase (decrease) in management fees payable	8	0
Increase (decrease) in subordinated income incentive fees payable	11	(2)
Increase (decrease) in administrative services expense	0	0
Increase (decrease) in interest payable	(2)	0
Increase (decrease) in other accrued expenses and liabilities	(13)	(5)

Net cash provided by (used in) operating activities	351	277

Cash flows from financing activities
Repurchases of common stock	(71)	(39)
Stockholder distributions	(144)	(93)
Borrowings under credit facilities(1)	1,372	103
Repayments of credit facilities(1)	(1,318)	(186)
Deferred financing costs paid	(6)	—

Net cash provided by (used in) financing activities	(167)	(215)

Total increase (decrease) in cash	184	62
Cash, restricted cash and foreign currency at beginning of period	104	139

Cash, restricted cash and foreign currency at end of period(2)	$288	$201

Supplemental disclosure
Non-cash purchases of investments	$77	$—

Non-cash sales of investments	$(77)	$—

Local and excise taxes paid	$8	$5

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2019 and 2018, the Company paid $83 and $38, respectively, in interest expense on the credit facilities and unsecured notes.

(2)	Balance includes cash and foreign currency of $235 and restricted cash of $53. Restricted cash is cash set aside in escrow for the funding of an investment.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.8%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	10.5%		11/18/23	$51.4	$51.4	$51.3
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	10.5%		11/18/23	26.2	26.2	26.2
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.9
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	14.0
Abaco Systems, Inc	(e)(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	61.5	60.2	60.2
ABB CONCISE Optical Group LLC	(g)(h)(x)	Retailing	L+500	1.0%	6/15/23	13.0	13.0	12.3
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	18.0	17.8	15.9
Acosta Holdco Inc	(g)(x)	Commercial & Professional Services	L+325	1.0%	9/26/21	19.1	17.4	7.1
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.1	17.7	19.7
Advantage Sales & Marketing Inc	(g)(h)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	17.6	16.8	16.2
Alion Science & Technology Corp	(h)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+767	1.0%	10/31/23	52.8	52.8	53.3
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 (L+400 Max PIK)	0.0%	9/12/21	34.7	2.7	1.8
Altus Power America Inc	(g)	Energy	L+750	1.5%	9/30/21	3.5	3.5	3.4
Altus Power America Inc	(v)	Energy	L+750	1.5%	9/30/21	0.2	0.2	0.2
AM General LLC	(e)(g)(h)(i)	Capital Goods	L+725	1.0%	12/28/21	156.0	155.4	156.7
American Tire Distributors Inc	(g)(x)	Automobiles & Components	L+750	1.0%	9/2/24	14.8	14.3	13.9
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375	0.0%	7/30/25	€2.0	2.3	2.3
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	49.2	60.5	56.0
Ap Plasman Inc	(e)(f)(g)(l)	Capital Goods	L+1,000	1.0%	12/29/19	$187.8	187.5	187.8
Apex Group Limited	(l)(v)	Diversified Financials	L+650	0.0%	6/15/23	1.9	1.8	1.9
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.0%	6/15/25	47.9	47.7	47.9
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/15/25	12.7	12.5	12.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.0%	6/15/25	£31.8	40.4	40.4
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	$0.7	0.7	0.7
Aspect Software Inc	(g)	Software & Services	L+500	1.0%	1/15/24	3.0	2.7	2.6
AVF Parent LLC	(e)(g)	Retailing	L+725	1.3%	3/1/24	54.7	54.7	43.2
Berner Food & Beverage LLC	(e)(g)(i)	Food & Staples Retailing	L+875	1.0%	2/2/23	62.3	61.9	60.5
Blackhawk Mining LLC	(h)	Energy	10.5%		3/1/22	2.7	2.6	2.6
Blackhawk Mining LLC	(h)	Energy	10.5%		10/5/22	2.8	2.7	2.7
Borden Dairy Co	(e)(g)(h)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	70.0	70.0	63.6
Brand Energy & Infrastructure Services Inc	(h)(x)	Capital Goods	L+425	1.0%	6/21/24	3.0	3.0	2.9
Bugaboo International BV	(g)(l)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)	0.0%	3/20/25	€4.0	4.4	4.5
CEPSA Holdco (Matador Bidco)	(g)(k)(l)(x)	Energy	L+475	0.0%	6/19/26	$2.0	2.0	2.0
CHS/Community Health Systems, Inc.	(g)(l)(x)	Health Care Equipment & Services	8.0%		3/15/26	2.6	2.6	2.5
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.4	4.1	3.0
CSafe Global	(v)	Capital Goods	L+650	1.0%	11/1/21	5.9	5.9	5.8
CSafe Global	(v)	Capital Goods	L+650	1.0%	10/31/23	11.7	11.7	11.7
CSafe Global	(g)(h)	Capital Goods	L+650	1.0%	10/31/23	55.9	55.9	55.9
CSM Bakery Products	(h)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1.1	1.1	1.1
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	3.0	3.0	3.0
Diamond Resorts International Inc	(h)(x)	Consumer Services	L+375	1.0%	9/2/23	6.8	6.6	6.5
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/21	28.0	24.7	26.9
Eagle Family Foods Inc	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.7	1.7	1.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	$5.4	$5.3	$5.2
Eagle Family Foods Inc	(e)(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	47.1	46.7	45.3
Empire Today LLC	(e)(g)(h)	Retailing	L+650	1.0%	11/17/22	80.0	80.0	79.5
Frontline Technologies Group LLC	(e)(g)(h)(i)	Software & Services	L+650	1.0%	9/18/23	63.5	62.8	63.2
Frontline Technologies Group LLC	(v)	Software & Services	L+650	1.0%	9/18/23	9.4	9.4	9.4
Greystone & Co Inc	(e)(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	37.4	37.1	38.0
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	0.8	0.6	0.2
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	—	—	—
HM Dunn Co Inc	(v)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	—	—	—
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	39.2	38.9	26.9
Hunt Mortgage	(e)(g)(h)	Diversified Financials	L+600	1.0%	2/14/23	79.2	78.6	79.0
Icynene Group Ltd	(e)(g)(h)	Materials	L+700	1.0%	11/30/24	29.6	29.5	29.1
ID Verde	(l)(v)	Commercial & Professional Services	E+210	0.0%	3/29/24	€4.8	5.5	5.5
Imagine Communications Corp	(e)(g)(h)	Media	L+825	1.0%	4/29/20	$33.5	33.5	33.5
Imagine Communications Corp	(e)(g)(l)	Media	L+825	1.0%	4/29/20	13.7	13.7	13.7
Industry City TI Lessor LP	(g)	Consumer Services	10.75%, 1.0% PIK (1.0% Max PIK)		6/30/26	27.7	27.7	30.1
Integro Ltd/United States	(e)(h)(i)	Insurance	L+575	0.0%	10/30/22	25.5	25.4	25.4
JAKKS Pacific Inc	(g)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	4.8	4.8	4.9
JHT Holdings Inc	(e)(g)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	23.6	23.3	24.3
Jo-Ann Stores Inc	(h)(x)	Retailing	L+500	1.0%	10/20/23	8.8	8.8	8.0
JSS Holdings Ltd	(e)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110.8	110.1	114.1
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	45.1	45.0	44.8
Kodiak BP LLC	(v)	Capital Goods	L+725	1.0%	12/1/24	40.6	40.4	40.1
Lazard Global Compounders Fund	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	53.8	53.8	52.6
Lazard Global Compounders Fund	(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	7.0	7.0	6.8
Leading Edge Aviation Services Inc	(e)(f)(g)(h)	Capital Goods	L+750	1.0%	6/30/20	42.8	42.8	42.8
Leading Edge Aviation Services Inc	(f)(l)	Capital Goods	L+750	1.0%	6/30/20	8.8	8.8	8.8
Leading Edge Aviation Services Inc	(g)(l)	Capital Goods	L+750	1.0%	6/30/20	€25.1	34.2	28.6
Lenovo Group Ltd	(g)(l)	Technology Hardware & Equipment	9.6%		6/30/22	$25.3	25.3	25.3
Lenovo Group Ltd	(g)(l)	Technology Hardware & Equipment	9.6%		6/30/22	€12.0	13.7	13.7
Lipari Foods LLC	(e)(g)(i)	Food & Staples Retailing	L+588	1.0%	1/4/25	$105.5	104.7	105.3
Lipari Foods LLC	(v)	Food & Staples Retailing	L+588	1.0%	1/4/25	21.8	21.8	21.8
Matchesfashion Ltd	(e)(h)(l)	Consumer Durables & Apparel	L+463	0.0%	10/16/24	12.7	11.9	11.8
MB Precision Holdings LLC	(g)(y)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4.6	4.5	4.6
Micronics Filtration Holdings Inc	(e)(g)	Capital Goods	L+800, 0.5% PIK (0.5% Max PIK)	1.3%	12/11/20	61.8	61.8	53.3
Multi-Color Corp	(g)(k)(l)(x)	Commercial & Professional Services	6.8%		7/15/26	4.3	4.3	4.3
Murray Energy Corp	(g)	Energy	L+900	1.0%	2/12/21	18.9	18.8	18.8
NBG Home	(g)(h)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	59.4	59.0	57.2
NCI Inc	(e)(g)(h)(i)	Software & Services	L+750	1.0%	8/15/24	83.1	82.3	80.8
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+500	1.0%	9/2/21	0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/22	3.8	3.8	3.8
North Haven Cadence Buyer Inc	(e)(g)(h)	Consumer Services	L+795	1.0%	9/2/22	18.3	18.3	18.2
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/22	5.1	5.1	5.1
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+650	1.0%	9/2/22	0.1	0.1	0.1
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24	1.1	1.1	0.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
One Call Care Management Inc	(g)(k)(x)	Insurance	L+525	1.0%	11/27/22		13.9	11.8	11.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+350	0.0%	8/1/24		4.6	4.3	4.2
Petroplex Acidizing Inc	(g)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/5/19		$22.8	$22.8	$22.8
Petroplex Acidizing Inc	(g)(n)(w)	Energy	15.0% PIK (15.0% Max PIK)		12/5/19		25.7	13.8	9.8
PHRC License LLC	(f)(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		49.9	49.9	50.4
Power Distribution Inc	(e)(g)(h)	Capital Goods	L+725	1.3%	1/25/23		28.0	28.0	27.4
PSKW LLC	(e)(g)(h)	Health Care Equipment & Services	L+823	1.0%	11/25/21		30.0	30.0	30.0
PSKW LLC	(e)	Health Care Equipment & Services	L+824	1.0%	11/25/21		19.4	19.4	19.4
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		12.8	12.6	13.0
Reliant Rehab Hospital Cincinnati LLC	(e)(g)(h)(i)	Health Care Equipment & Services	L+675	1.0%	8/30/24		103.6	102.7	102.1
Revere Superior Holdings, Inc	(e)(g)(h)(i)	Software & Services	L+675	1.0%	11/21/22		92.8	92.1	93.2
Revere Superior Holdings, Inc	(v)	Software & Services	L+675	1.0%	11/21/22		5.0	5.0	5.0
Roadrunner Intermediate Acquisition Co LLC	(e)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		32.0	32.0	29.5
Safariland LLC	(g)(y)	Capital Goods	L+725	1.1%	11/18/23		1.7	1.7	1.7
Safariland LLC	(e)(g)(h)(y)	Capital Goods	L+775	1.1%	11/18/23		123.3	123.3	118.1
Savers Inc	(g)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	60.7	44.7	45.9
Savers Inc	(g)(h)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$43.7	43.2	43.3
Sequa Corp	(g)(h)(x)	Materials	L+500	1.0%	11/28/21		22.4	22.4	22.0
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.9	13.9	14.0
Sequel Youth & Family Services LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	0.0%	9/1/23		80.0	80.0	80.8
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.4	58.4	58.9
Smart & Final Stores LLC	(g)(l)(x)	Food & Staples Retailing	L+675	0.0%	6/20/25		18.9	17.0	17.6
Smart Foodservice	(g)(l)(x)	Food & Staples Retailing	L+475	0.0%	6/20/26		2.7	2.7	2.7
SMART Global Holdings Inc	(g)(h)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.7	19.7	19.8
Sorenson Communications LLC	(g)(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		15.3	14.7	15.4
Staples Canada	(g)(l)	Retailing	L+700	1.0%	9/12/24	C$	10.2	7.9	7.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+750	1.0%	2/3/22		$0.6	0.6	0.6
Sungard Availability Services Capital Inc	(v)	Software & Services	L+750	1.0%	2/3/22		0.6	0.6	0.6
Sutherland Global Services Inc	(h)(l)(x)	Software & Services	L+538	1.0%	4/23/21		4.6	4.5	4.5
Sweet Harvest Foods Management Co	(e)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	5/30/23		26.6	26.5	20.8
Tangoe LLC	(e)(g)(h)	Software & Services	L+650	1.0%	11/28/25		89.6	88.7	89.0
Team Health Inc	(g)(h)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.5	12.2	11.1
ThermaSys Corp	(g)(y)	Capital Goods	L+600	1.0%	12/28/23		6.7	7.2	6.7
ThreeSixty Group	(e)(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		100.7	99.7	88.9
Torrid Inc	(g)	Retailing	L+675	1.0%	12/14/24		32.0	31.6	31.6
Trace3 Inc	(e)(g)(h)	Software & Services	L+675	1.0%	8/3/24		93.5	93.5	92.5
Utility One Source LP	(h)(x)	Capital Goods	L+550	1.0%	4/18/23		—	—	—
Versatile Processing Group Inc	(e)(g)	Materials	L+1,050	1.0%	12/30/20		99.6	99.5	99.6
Vertiv Group Corp	(g)(h)(k)(x)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		11.7	11.2	11.1
Virgin Pulse Inc	(e)(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25		137.6	136.6	136.9
Vivint Inc	(g)(h)(x)	Commercial & Professional Services	L+500	0.0%	4/1/24		23.7	23.6	22.7
Warren Resources Inc	(h)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21		11.8	11.8	11.8
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21		6.2	6.2	6.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	$20.8	$20.8	$20.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	8.6	8.6	8.5
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	31.9	31.7	31.8
Zeta Interactive Holdings Corp	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	14.1	14.1	14.2
Zeta Interactive Holdings Corp	(v)	Software & Services	L+750	1.0%	7/29/22	1.1	1.1	1.2

Total Senior Secured Loans—First Lien							4,086.9	4,000.9
Unfunded Loan Commitments							(157.6)	(157.6)

Net Senior Secured Loans—First Lien							3,929.3	3,843.3

Senior Secured Loans—Second Lien—28.0%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	62.7	62.7
Access CIG LLC	(g)(x)	Software & Services	L+775	0.0%	2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.1
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	13.4	13.1	13.3
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/24	8.3	8.3	8.3
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€32.8	40.3	37.3
Arena Energy LP	(g)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	1/24/21	$8.8	8.8	8.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	0.0%	2/11/27	112.9	111.8	113.8
Belk Inc	(e)(g)	Retailing	10.5%		6/12/25	119.1	113.4	93.4
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		9/11/23	6.4	6.0	5.8
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	17.9	17.9	17.7
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+800	1.0%	3/21/24	16.0	16.0	15.7
CommerceHub Inc	(g)(h)	Software & Services	L+775	0.0%	5/21/26	69.3	67.4	68.0
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.3	84.7
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725	0.0%	3/8/26	3.0	3.0	2.9
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	2.1	2.1	2.1
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	8.4	8.6	8.5
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.7	10.0
Integro Ltd/United States	(g)	Insurance	L+925	0.0%	10/30/23	4.8	4.7	4.8
Invictus	(g)(x)	Materials	L+675	0.0%	3/30/26	3.4	3.4	3.3
LBM Borrower LLC	(g)(x)	Capital Goods	L+925	1.0%	8/20/23	21.3	21.2	20.8
MedAssets Inc	(e)(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.8	63.6
Misys Ltd	(g)(l)(x)	Software & Services	L+725	1.0%	6/13/25	5.7	5.7	5.7
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	33.2
One Call Care Management Inc	(e)(g)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	30.9	30.6	26.7
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.6	70.0
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.4	2.4	2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.2
Petrochoice Holdings Inc	(e)(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.8	64.9
Polyconcept North America Inc	(g)	Consumer Durables & Apparel	L+1,000	1.0%	2/16/24	29.4	28.8	29.7
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.3	76.4
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.8	30.7
Sequa Corp	(g)(h)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	21.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950	0.0%	8/3/26	$3.8	$3.5	$3.3
SMG/PA	(g)(x)	Consumer Services	L+700	0.0%	1/23/26	1.3	1.3	1.3
Sorenson Communications LLC	(f)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.5	15.0	15.5
Sparta Systems Inc	(e)(g)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	30.5
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/31/24	70.5	69.9	70.2
WireCo WorldGroup Inc	(g)(h)(x)	Capital Goods	L+900	1.0%	9/30/24	13.7	13.7	13.7
Z Gallerie LLC	(g)(y)	Retailing	12.0%		6/20/21	2.9	2.9	2.8

Total Senior Secured Loans—Second Lien							1,178.4	1,147.6

Other Senior Secured Debt—6.8%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	29.0	23.6	0.4
Angelica Corp	(t)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	41.7	41.2	32.7
Artesyn Embedded Technologies Inc	(g)(x)	Technology Hardware & Equipment	9.8%		10/15/20	21.0	20.7	21.3
Black Swan Energy Ltd	(e)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.9
Cleaver-Brooks Inc	(g)(x)	Capital Goods	7.9%		3/1/23	9.4	9.4	9.0
Enterprise Development Authority	(g)(x)	Consumer Services	12.0%		7/15/24	3.6	3.7	3.9
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	74.8	73.3	73.7
Frontier Communications Corp	(g)(l)(x)	Telecommunication Services	8.5%		4/1/26	6.3	6.1	6.1
JW Aluminum Co	(e)(g)(x)(y)	Materials	10.3%		6/1/26	36.5	36.5	38.5
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	5.2
Mood Media Corp	(f)(g)(y)	Media	L+1,400 PIK (L+1,400 Max PIK)	0.0%	12/31/23	37.9	36.8	37.9
MultiPlan Inc	(g)(x)	Health Care Equipment & Services	7.1%		6/1/24	1.7	1.8	1.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.1	0.1	0.1
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.3	8.4	8.5
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	7.6	7.5	7.5
Rockport (Relay)	(g)(n)(w)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	25.8	22.0	0.1
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	2.0	2.0	2.0
Sunnova Energy Corp	(g)	Energy	9.5%		3/30/21	0.6	0.6	0.6
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.8
Vivint Inc	(g)(k)(x)	Commercial & Professional Services	7.9%		12/1/22	4.2	4.0	4.0
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	12.9	10.2

Total Other Senior Secured Debt							329.5	277.0

Subordinated Debt—9.6%
Akzo Nobel Specialty Chemicals	(g)(l)(x)	Materials	8.0%		10/1/26	1.5	1.5	1.6
Alion Science & Technology Corp	(e)(g)	Capital Goods	11.0%		8/1/22	68.6	68.0	68.4
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.2	21.9	22.1
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		56.5	56.5	57.2
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1.1	1.1	1.1
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	21.8
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	71.8	71.2	71.4
Diamond Resorts International Inc	(g)(x)	Consumer Services	10.8%		9/1/24	1.2	1.1	1.1
GFL Environmental Inc	(g)(l)(x)	Commercial & Professional Services	8.5%		5/1/27	6.1	6.2	6.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€120.7	$129.3	$69.9
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.4	0.5	0.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	48.6	12.9	3.7
Hub International Ltd	(g)(x)	Insurance	7.0%		5/1/26	$3.7	3.7	3.8
Imagine Communications Corp	(g)	Media	12.5% PIK (12.5% Max PIK)		10/29/20	0.8	0.8	0.8
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	4.6
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	8.9
Logan’s Roadhouse Inc	(g)(n)	Consumer Services			11/1/24	7.3	7.2	7.3
Plastipak Holdings Inc	(g)(x)	Materials	6.3%		10/15/25	1.0	1.0	0.9
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.0	4.0	3.5
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	7.0	6.9	6.8
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.6	2.2
Versatile Processing Group Inc	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.7	2.7	2.5
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	22.8	22.9	21.9
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	4.9	4.8	4.7
Z Gallerie LLC	(g)(y)	Retailing	L+650	1.0%	6/20/22	1.8	1.5	1.4

Total Subordinated Debt							465.9	394.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—17.6%
Abacus JV, Private Equity	(g)(l)	Insurance				13,541,973	$13.5	$13.5
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				3,303,010	3.8	3.8
Altavair NewCo, Private Equity	(g)(l)(n)	Capital Goods				5,935,763	5.9	6.2
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	1,107,723	1.1	1.1
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	5.4	1.2
Australis Maritime, Common Stock	(g)(l)(n)	Transportation				9,430,576	9.4	9.4
Bank of Ireland	(j)(l)	Banks	L+1,185	0.0%	12/4/27	$15.1	15.1	15.5
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	11.8%		2/28/22	31,844,497	31.8	32.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.1	1.0	1.1
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6.7	6.5	6.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.4	1.3	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.3	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$79.3	75.9	78.9
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$17.6	16.9	17.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1.8	1.7	1.8
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$14.0	13.4	14.0
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6.8	6.5	6.8
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.5	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$17.0	16.3	16.9

See notes to consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$16.7	$15.9	$16.5
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				$52.7	52.7	5.3
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$21.7	21.7	21.7
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$21.7	21.7	21.7
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				10,859,445	10.9	10.9
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	31.2%		5/31/23	N/A	42.9	59.4
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)	Capital Goods				41,554,375	41.6	44.9
LSF IX Java Investments Ltd, Term Loan	(g)(l)	Diversified Financials	E+365	0.0%	12/3/19	€56.4	60.9	64.1
MP4 2013-2A Class Subord. B	(f)(g)(l)	Diversified Financials	8.1%		7/25/29	$21.0	12.1	8.2
NewStar Clarendon 2014-1A Class D	(g)(l)	Diversified Financials	15.4%		1/25/27	$17.9	10.9	11.3
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	26.5
Pretium Partners LLC, Structured Mezzanine	(g)(l)	Real Estate	9.5%		5/29/25	$18.8	18.8	18.8
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	0.2	0.5
Star Mountain SMB Multi-Manager Credit Platform LP, Private Equity	(l)(p)	Diversified Financials				N/A	2.5	2.5
Toorak Capital LLC, Membership Interest	(g)(l)(z)	Diversified Financials				N/A	156.4	185.7
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)	Diversified Financials			1/15/26	$42.5	19.4	13.9

Total Asset Based Finance							778.6	743.5
Unfunded Commitments							(21.7)	(21.7)

Net Asset Based Finance							756.9	721.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.1%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$294.0	$294.0	$293.0

Total Strategic Credit Opportunities Partners							294.0	293.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—14.8%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				484,607	$13.6	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	112,292	3.0	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				N/A	7.4	9.4
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.8
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	$30.7	$25.2
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				3,590,032	3.0	1.7
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	3.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	27.4
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	98.1
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	8.3
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	3.1
Bellatrix Exploration Ltd, Warrant	(g)(l)(n)	Energy			9/11/23	127,489	—	—
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	2.0
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media				227,802	7.5	3.8
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.7
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.7
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	0.8
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.4
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.4
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.6
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	4.9
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	11.1
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	16.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	1.0
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,810,145	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	9.3
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	1.3
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	148.0
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.6
Imagine Communications Corp, Common Stock	(g)(n)	Media				33,034	3.8	4.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	$0.5	$0.6
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.6
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK		2/15/28	8,404	82.8	101.6
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				N/A	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				N/A	17.6	—
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods				1,303	1.3	0.1
MB Precision Holdings LLC, Class A - 2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,952,623	1.9	0.5
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	—
Mood Media Corp, Common Stock	(g)(n)(y)	Media				16,243,967	11.8	5.7
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	1.5
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Stock	(g)(n)	Consumer Services				1,041,667	1.0	2.0
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	4.5
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,941,431	1.7	0.6
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	14.7
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.8
Rockport (Relay), Warrant	(g)(n)	Consumer Durables & Apparel			8/2/28	1,215,682	—	—
Safariland LLC, Common Equity	(f)(n)(y)	Capital Goods				27,263	2.7	3.8
Safariland LLC, Warrant	(f)(n)(y)	Capital Goods			9/20/19	2,273	0.2	0.3
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	36.5
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	2.8
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	3.1
Sunnova Energy Corp, Common Stock	(g)(n)	Energy				192,389	0.7	0.8
Sunnova Energy Corp, Preferred Stock	(g)(n)	Energy				35,115	0.2	0.2
ThermaSys Corp, Common Stock	(e)(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	9.3
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				133,264	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.1
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.6
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Z Gallerie LLC, Common Stock	(g)(n)(y)	Retailing				1,862,460	0.7	0.7
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	$1.7	$2.1
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							620.5	605.5

TOTAL INVESTMENTS—177.7%							$7,574.5	7,282.8

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.7%)								(3,184.8)

NET ASSETS—100%								$4,098.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2019	Unrealized Appreciation (Depreciation)
AUD	7/8/2019	JP Morgan Chase Bank	A$	0.5 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.3	—
EUR	7/8/2019	JP Morgan Chase Bank		€5.6 Sold	6.4	6.4	—
EUR	7/8/2019	JP Morgan Chase Bank		€22.3 Sold	26.3	25.4	0.9
EUR	7/8/2019	JP Morgan Chase Bank		€84.0 Sold	94.9	95.6	(0.7)
EUR	7/8/2019	JP Morgan Chase Bank		€47.0 Bought	53.6	53.5	0.1
EUR	10/2/2019	JP Morgan Chase Bank		€156.5 Sold	179.4	179.4	—
EUR	10/2/2019	JP Morgan Chase Bank		€156.5 Sold	179.4	179.4	—
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
GBP	10/13/2021	JP Morgan Chase Bank		£3.4 Sold	4.6	4.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.1	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.5	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.8	0.1

Total					$571.6	$569.6	$2.0

Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $22.2	0.00% on EUR notional amount of €21.0	12/31/2019	$(2)

Total				$(2)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.32%, the Euro Interbank Offered Rate, or EURIBOR, was (0.35)%, Canadian Dollar Offer Rate, or CDOR, was 1.97% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)

Security or portion thereof held within Locust Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the term loan facility with JPMorgan Chase Bank, N.A. (see Note 9).

(f)	Security or portion thereof held within Race Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(h)	Security or portion thereof held within FS KKR MM CLO 1 LLC (see Note 9).

(i)

Security or portion thereof held within CCT Tokyo Funding LLC and pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).

(j)	Security or portion thereof held within CCT Dublin Funding Limited.

(k)	Position or portion thereof unsettled as of June 30, 2019.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, 77.0% of the Company’s total assets represented qualifying assets.

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

As of June 30, 2019

(in millions, except share amounts)

(w)	Asset is on non-accrual status.

(x)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
AltEn, LLC	$2.9	$—	$—	$—	$(1.1)	$1.8	$—	$—
Aspect Software Inc(4)	2.7	—	(3.7)	—	1.0	—	—	—
Aspect Software Inc(4)	0.5	—	(0.7)	—	0.2	—	—	—
Charlotte Russe Inc	3.5	—	(1.2)	(8.2)	5.9	—	—	—
HM Dunn Co Inc	0.1	—	—	—	0.1	0.2	—	—
HM Dunn Co Inc	—	—	—	—	—	—	—	—
MB Precision Holdings LLC	4.6	0.2	—	—	(0.2)	4.6	0.4	0.1
Safariland LLC(6)	—	2.8	(1.1)	—	—	1.7	0.1	—
Safariland LLC(6)	—	123.3	—	—	(5.2)	118.1	6.4	—
ThermaSys Corp	6.7	0.5	—	—	(0.5)	6.7	0.3	—
Senior Secured Loans—Second Lien
Z Gallerie LLC	—	2.9	—	—	(0.1)	2.8	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	—	36.5	—	—	2.0	38.5	1.9	—
Mood Media Corp	26.6	44.2	(33.9)	—	1.0	37.9	1.3	1.1
Rockport (Relay)(4)	9.9	—	(30.9)	—	21.0	—	—	—
Subordinated Debt
Z Gallerie LLC	—	1.5	—	—	(0.1)	1.4	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	—	21.7	—	—	—	21.7	0.4	—
Home Partners JV, Common Stock	—	10.9	—	—	—	10.9	—	—
Home Partners JV, Private Equity	—	0.6	—	—	(0.4)	0.2	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	32.1	—	—	—	(5.6)	26.5	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	85.8	—	—	—	12.3	98.1	—	—
ASG Technologies, Warrants	6.7	—	—	—	1.6	8.3	—	—
Aspect Software Inc, Common Stock(4)	—	—	(10.5)	—	10.5	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income(3)	PIK Income(3)
HM Dunn Co Inc, Preferred Stock, Series B	$—	$—	$—	$—	$—	$—	$—	$—
Home Partners of America Inc, Common Stock	129.8	—	—	—	18.2	148.0	—	—
Home Partners of America Inc, Warrant	1.1	—	—	—	0.5	1.6	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	—	82.8	—	—	18.8	101.6	0.4	6.8
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	0.1	—	—	(0.8)	0.5	—	—
Mood Media Corp, Common Stock	14.8	—	—	—	(9.1)	5.7	—	—
Proserv Acquisition LLC, Class A Common Units	8.8	—	—	—	5.9	14.7	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—
Rockport (Relay), Class A Units(4)	—	—	—	—	—	—	—	—
Safariland LLC, Common Equity(6)	—	2.7	—	—	1.1	3.8	—	—
Safariland LLC, Warrant(6)	—	0.2	—	—	0.1	0.3	—	—
ThermaSys Corp, Common Stock	9.4	0.8	—	—	(0.9)	9.3	—	—
ThermaSys Corp, Preferred Stock	1.5	0.2	—	—	(0.2)	1.5	—	—
Z Gallerie LLC, Common Stock	—	0.7	—	—	—	0.7	—	—

Total	$358.2	$332.6	$(82.0)	$(8.2)	$76.0	$676.6	$11.2	$8.0

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

(3)	Interest and PIK income presented for the full six months ended June 30, 2019.

(4)

The Company held this investment as of June 30, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as of June 30, 2019. Transfers in or out have been presented at amortized cost.

(5)	The Company held this investment as of December 31, 2018 but it was deemed to “control” the portfolio company as of December 31, 2018. Transfers in or out have been presented at amortized cost.

(6)

The Company held this investment as of December 31, 2018 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2018. Transfers in or out have been presented at amortized cost.

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the six months ended June 30, 2019, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the six months ended June 30, 2019:

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.2	$0.3	$(0.1)	$—	$(0.7)	$19.7	$1.3	$—	$—
Amtek Global Technology Pte Ltd	56.4	—	—	—	(0.4)	56.0	1.4	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	37.6	—	—	—	(0.3)	37.3	0.9	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	8.0	—	—	—	(7.6)	0.4	—	—	—
JW Aluminum Co(4)	36.4	—	(36.5)	—	0.1	—	—	—	—
Subordinated Debt
Hilding Anders	81.0	4.3	—	—	(15.4)	69.9	—	4.2	—
Hilding Anders	0.5	—	—	—	(0.2)	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—
Hilding Anders	7.2	—	—	—	(3.5)	3.7	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	32.4	—	—	(2.7)	3.0	32.7	1.8	—	—
Toorak Capital LLC, Membership Interest	127.4	42.6	—	—	15.7	185.7	—	—	5.5
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	299.3	—	—	—	(6.3)	293.0	—	—	23.2
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	26.4	—	—	—	(1.2)	25.2	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	2.6	—	—	—	(0.9)	1.7	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	2.6	—	—	—	(1.3)	1.3	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	75.8	—	(75.7)	—	(0.1)	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	(1.4)	1.4	—	—	—	—	—	—	—

Total	$812.4	$48.6	$(112.3)	$(2.7)	$(19.1)	$726.9	$5.4	$4.2	$28.7

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

(3)	Interest, PIK and dividend income presented for the full six months ended June 30, 2019.

(4)	The Company held this investment as of June 30, 2019 but it was not deemed to “control” the portfolio company as of June 30, 2019. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/24		$1.5	$1.5	$1.4
North Haven Cadence Buyer Inc	(g)(v)	Consumer Services	L+650	1.0%	9/2/24		3.8	3.8	3.7
North Haven Cadence Buyer Inc	(g)(v)	Consumer Services	L+500	1.0%	9/2/21		0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+777	1.0%	9/2/24		3.8	3.8	3.8
North Haven Cadence Buyer Inc	(e)(g)	Consumer Services	L+798	1.0%	9/2/24		18.3	18.3	18.1
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	1.0
Pacific Union Financial LLC	(g)	Diversified Financials	L+750	1.0%	4/21/22		71.2	70.7	71.3
PAE Holding Corp	(g)(x)	Capital Goods	L+550	1.0%	10/20/22		2.5	2.5	2.4
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		4.3	4.3	4.3
Patriot Well Solutions LLC	(g)	Energy	L+875	1.0%	5/1/21		2.1	2.1	2.1
Payless Inc	(g)	Retailing	L+870	1.0%	8/10/22		7.0	6.9	7.0
Petroplex Acidizing Inc	(g)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/5/19		22.7	22.7	22.7
Petroplex Acidizing Inc	(g)(n)(w)	Energy	15.0% PIK (15.0% Max PIK)		12/5/19		23.0	13.8	13.9
PHRC License LLC	(f)(g)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		50.1	50.1	51.2
Power Distribution Inc	(e)(g)	Capital Goods	L+725	1.3%	1/25/23		29.3	29.3	29.3
PSKW LLC	(e)(g)	Health Care Equipment & Services	L+850	1.0%	11/25/21		49.4	49.4	49.5
Qdoba Restaurant Corp	(g)(x)	Consumer Services	L+700	1.0%	3/21/25		12.9	12.7	12.8
Reliant Rehab Hospital Cincinnati LLC	(e)(h)(i)(k)	Health Care Equipment & Services	L+675	1.0%	8/30/24		95.2	94.3	94.9
Revere Superior Holdings, Inc	(g)(h)(i)	Software & Services	L+675	1.0%	11/21/22		67.3	66.8	67.5
Revere Superior Holdings, Inc	(g)	Software & Services	L+675	1.0%	11/21/22		5.0	5.0	4.4
Revere Superior Holdings, Inc	(g)	Software & Services	L+675	1.0%	11/21/22		17.8	17.7	17.8
Revere Superior Holdings, Inc	(g)(v)	Software & Services	L+675	1.0%	11/21/22		5.5	5.5	5.5
Roadrunner Intermediate Acquisition Co LLC	(e)(g)	Health Care Equipment & Services	L+675	1.0%	3/15/23		33.1	33.1	30.9
Rogue Wave Software Inc	(e)(g)	Software & Services	L+843	1.0%	9/25/21		73.3	73.3	73.2
Safariland LLC	(e)(g)	Capital Goods	L+765	1.1%	11/18/23		126.1	126.1	113.0
Savers Inc	(g)(x)	Retailing	L+375	1.3%	7/9/19		11.5	11.3	11.1
Sequa Corp	(g)(x)	Materials	L+500	1.0%	11/28/21		27.5	27.5	26.3
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		14.0	14.0	14.2
Sequel Youth & Family Services LLC	(e)(g)	Health Care Equipment & Services	L+800		9/1/23		80.0	80.0	81.4
Sequential Brands Group Inc.	(e)(g)	Consumer Durables & Apparel	L+875		2/7/24		60.2	59.2	60.2
SI Group Inc	(g)(x)	Materials	L+475		10/15/25		2.1	2.0	2.0
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+550		8/2/25		4.2	4.2	4.1
SMART Global Holdings Inc	(g)(k)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.7	19.7	19.9
Sorenson Communications LLC	(e)(k)(x)	Telecommunication Services	L+575	2.3%	4/30/20		29.4	29.3	29.3
SSC (Lux) Limited S.a r.l.	(e)(g)(l)	Health Care Equipment & Services	L+750	1.0%	9/10/24		59.5	59.5	60.1
Staples Canada	(g)(k)(l)	Retailing	L+700	1.0%	9/12/24	C$	11.5	9.0	8.5
Sungard Availability Services Capital Inc	(g)(x)	Software & Services	L+700	1.0%	9/30/21		$4.2	4.2	3.6
Sungard Availability Services Capital Inc	(g)(x)	Software & Services	L+1000	1.0%	10/1/22		1.9	1.8	1.9
Sutherland Global Services Inc	(g)(l)(x)	Software & Services	L+538	1.0%	4/23/21		7.0	6.8	6.6
Sutherland Global Services Inc	(g)(l)(x)	Software & Services	L+538	1.0%	4/23/21		1.6	1.6	1.5
Sweet Harvest Foods Management Co	(h)(i)	Food & Staples Retailing	L+675	1.0%	5/30/23		26.8	26.6	19.6
Tangoe LLC	(g)	Software & Services	L+650	1.0%	11/28/25		90.0	89.2	89.1
Team Health Inc	(g)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.6	12.2	11.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ThermaSys Corp	(n)(w)(y)	Capital Goods	L+600	1.0%	12/28/23	$6.7	$6.7	$6.7
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	50.8	50.2	46.9
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	50.5	49.9	46.6
Trace3 Inc	(e)(g)(k)	Software & Services	L+675	1.0%	8/5/24	93.9	93.9	93.0
Utility One Source LP	(g)(k)(x)	Capital Goods	L+550	1.0%	4/18/23	—	—	—
Versatile Processing Group Inc	(e)(g)	Materials	L+1050	1.0%	12/30/20	105.4	105.3	107.0
Virgin Pulse Inc	(e)(g)(h)(i)(k)	Software & Services	L+650	1.0%	5/22/25	138.3	137.2	134.0
Vivint Inc	(g)(x)	Commercial & Professional Services	L+500		4/1/24	27.8	27.7	27.1
Warren Resources Inc	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21	13.1	13.1	13.1
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21	6.7	6.7	6.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	22.0	22.0	22.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	8/1/24	14.6	14.4	14.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	9.1	9.1	9.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.3	14.3	14.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	4.6	4.6	4.7
WireCo WorldGroup Inc	(g)(k)(x)	Capital Goods	L+500	1.0%	9/29/23	0.5	0.5	0.4
Z Gallerie LLC	(g)(n)(w)	Retailing	L+650, 2.0% PIK (2.0% Max PIK)	1.0%	10/8/21	31.9	30.2	11.3
Zeta Interactive Holdings Corp	(e)(g)	Software & Services	L+750	1.0%	7/29/22	12.9	12.9	13.0
Zeta Interactive Holdings Corp	(e)(g)(v)	Software & Services	L+750	1.0%	7/29/22	2.3	2.3	2.3

Total Senior Secured Loans—First Lien							4,256.4	4,152.2
Unfunded Loan Commitments							(151.6)	(151.6)

Net Senior Secured Loans—First Lien							4,104.8	4,000.6

Senior Secured Loans—Second Lien—26.8%
Abaco Systems, Inc	(g)(h)	Capital Goods	L+1050	1.0%	6/7/22	63.4	62.6	62.3
Access CIG LLC	(g)(x)	Software & Services	L+775		2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.1
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	15.0	14.7	14.7
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/28/25	8.3	8.3	8.2
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	L+800		7/27/26	40.7	39.9	39.8
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	€32.8	40.3	37.6
Arena Energy LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$8.6	8.6	8.6
Belk Inc	(g)(h)	Retailing	10.5%		6/12/23	119.1	112.9	94.7
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		7/26/23	4.5	4.1	4.0
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		7/26/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(g)(l)(v)	Energy	8.5%		7/26/23	0.6	0.6	0.6
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	17.8	17.8	17.5
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+800	1.0%	3/21/24	16.0	16.0	15.8
CommerceHub Inc	(g)	Software & Services	L+775		5/21/26	69.3	67.3	64.8
CTI Foods Holding Co LLC	(g)(n)(w)(x)	Food, Beverage & Tobacco	L+725	1.0%	6/28/21	23.2	23.1	2.5
Culligan International Co	(g)	Household & Personal Products	L+850	1.0%	12/13/24	66.0	65.4	66.1

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Direct ChassisLink Inc	(g)(x)	Transportation	10.0%		6/15/23	$14.0	$14.8	$13.5
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	74.8	72.9	73.5
Genesys Telecommunications Laboratories Inc	(g)(x)	Technology Hardware & Equipment	10.0%		11/30/24	18.9	20.8	19.8
JW Aluminum Co	(e)(g)(x)(z)	Materials	10.3%		6/1/26	36.5	36.5	36.4
Maxim Crane Works LP / Maxim Finance Corp	(g)(x)	Capital Goods	10.1%		8/1/24	0.9	1.0	0.9
Mood Media Corp	(f)(g)(k)(y)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	26.6	26.5	26.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	1.3	1.3	1.2
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.4	8.5	8.4
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	5.2	5.2	4.8
RedPrairie Corp	(g)(x)	Software & Services	7.4%		10/15/24	1.0	1.1	1.0
Rockport (Relay)	(g)(n)(w)(y)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	34.8	30.9	9.9
Sorenson Communications LLC	(f)(x)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19.9	19.6	19.7
Sunnova Energy Corp	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	0.6	0.6	0.6
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	8.9%		4/15/21	0.5	0.5	0.5
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.6
Vivint Inc	(g)(x)	Commercial & Professional Services	7.9%		12/1/22	8.8	8.7	8.3
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	13.0	10.3

Total Other Senior Secured Debt							385.9	336.1

Subordinated Debt—10.3%
Alion Science & Technology Corp	(g)(h)	Capital Goods	11.0%		8/1/22	68.6	68.0	67.1
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.1	21.8	21.7
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc	(e)(f)(g)(x)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	15.2	14.5	15.2
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	0.9	0.9	0.9
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	21.0
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	70.3	69.7	69.5
Hilding Anders	(g)(l)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€113.3	125.0	81.0
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.4	0.5	0.5
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	48.6	12.9	7.2
Home Partners of America Inc	(g)(y)	Real Estate	L+625	1.0%	10/8/22	$42.9	$42.3	$42.7
Hub International Ltd	(g)(x)	Insurance	7.0%		5/1/26	1.8	1.8	1.6
Imagine Communications Corp	(g)	Media	12.5% PIK (12.5% Max PIK)		10/29/20	0.7	0.7	0.7
Ken Garff Automotive LLC	(g)(x)	Retailing	7.5%		8/15/23	5.4	5.4	5.4
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	4.9
Lazard Global Compounders Fund	(g)(l)(v)	Diversified Financials	L+650	4.5%	9/15/25	20.2	20.2	19.8
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	8.0
Logan’s Roadhouse Inc	(g)(y)	Consumer Services			11/1/24	7.3	7.2	7.2
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.3	4.3	4.1
Sorenson Communications LLC	(f)(x)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15.1	14.6	15.5
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	17.1	16.9	15.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sungard Availability Services Capital Inc	(f)(g)(x)	Software & Services	8.8%		4/1/22	$10.7	$9.1	$2.4
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	6.8%		7/1/25	8.4	8.0	7.3
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.5	2.3
Versatile Processing Group Inc	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.5	2.6	2.1
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	23.3	23.5	20.7
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	5.1	4.9	4.9

Total Subordinated Debt							514.9	449.5
Unfunded Debt Commitments							(20.2)	(20.2)

Net Subordinated Debt							494.7	429.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—16.0%
Accelerator Investments Aggregator LP	(g)(l)	Diversified Financials				2,318,242	$2.7	$2.7
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	1.1	1.0
Altus Power America Inc, Preferred Stock	(r)(v)	Energy	9.0%, 5.0% PIK		10/3/23	46,748	0.1	—
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				NA	7.6	3.4
Australis Maritime, Private Equity	(g)(l)(n)	Transportation				1,966,278	2.0	2.0
Bank of Ireland	(j)(l)	Banks	L+1185		12/4/27	$15.1	15.1	15.2
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	7.1%		2/28/22	34,517,963	34.5	32.4
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.0	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.3	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.2	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$73.6	72.5	73.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$16.4	16.1	16.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1.7	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$13.0	12.8	13.0
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.4	1.4	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$15.8	15.5	15.8
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15.5	15.2	15.5
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				42,281,308	42.3	5.9
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.4%		5/31/23	NA	42.9	62.5
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)(n)	Capital Goods				39,609,179	39.6	39.6
LSF IX Java Investments Ltd, Term Loan	(g)(l)(n)	Diversified Financials	E+365		12/3/19	€56.4	59.0	63.8
Montgomery Credit Holdings LP, Membership Interest	(g)(l)	Diversified Financials				NA	7.5	6.6
MP4 2013-2A Class Subord. B	(f)(g)(k)(l)	Diversified Financials	16.1%		7/25/29	$21.0	12.3	9.8
NewStar Clarendon 2014-1A Class D	(g)(k)(l)	Diversified Financials	13.2%		1/25/27	$17.9	11.4	12.8
NewStar Clarendon 2014-1A Class Subord. B	(g)(l)	Diversified Financials	L+435		1/25/27	$1.6	1.5	1.5
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	$58.0	$32.1
Rampart CLO 2007 1A Class Subord.	(g)(k)(l)(n)	Diversified Financials	0.0%		10/25/21	$10.0	0.2	0.6
Star Mountain SMB Multi-Manager Credit Platform LP, Limited Partnership Interest	(l)(u)	Diversified Financials				NA	59.6	73.6
Toorak Capital LLC, Membership Interest	(g)(l)(z)	Diversified Financials				NA	96.9	108.5
Toorak Capital LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.9	18.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(k)(l)	Diversified Financials	7.5%		1/15/26	$42.5	20.4	20.5

Total Asset Based Finance							685.8	666.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.2%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$294.0	$294.0	$299.3

Total Strategic Credit Opportunities Partners							294.0	299.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—12.9%(k)
5 Arch Income Fund 2, LLC, Common Stock	(l)(p)	Diversified Financials				16,000	$0.4	$0.8
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				484,607	13.6	—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	112,292	3.0	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				NA	7.4	6.8
All Systems Holding LLC, Common Stock	(g)	Commercial & Professional Services				586,763	0.6	0.6
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Altus Power America Inc, Common Stock	(g)(n)	Energy				462,008	0.5	0.1
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	26.4
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(z)	Automobiles & Components				3,590,032	3.0	2.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	0.8
AP Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	24.1
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	85.8
ASG Technologies, Warrants	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.7
Aspect Software Inc, Common Stock	(g)(n)(y)	Software & Services				428,935	10.5	—
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(e)(f)(g)(n)	Health Care Equipment & Services			5/25/27	229,489	1.7	0.3
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	6.2
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	$—	$—
Cengage Learning, Inc, Common Stock	(g)(n)	Media				227,802	7.5	3.4
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	1.5
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.7
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.7
Eastman Kodak Co, Common Stock	(g)(n)(x)	Consumer Durables & Apparel				12,075	0.2	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.1
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	4.7
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	10.7
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	15.8
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	0.1
Harvest Oil & Gas Corp, Common Stock	(f)(n)(x)	Energy				7,327	0.2	0.1
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	4.7
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	2.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	129.8
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.1
Imagine Communications Corp, Common Stock	(g)(n)	Media	9.5% PIK		11/10/18	33,034	3.8	1.8
Industrial Group Intermediate Holdings LLC, Common Stock	(n)(p)	Materials				441,238	0.4	0.3
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.6
Jones Apparel Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.7
JW Aluminum Co, Common Stock	(f)(g)(n)(z)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(z)	Materials	12.5%		11/17/25	106,700,471	75.7	75.8
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				NA	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.2	(1.4)
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods			8/9/19	1,303	1.3	0.5
MB Precision Holdings LLC, Class A—2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,775,667	1.8	1.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	$0.6	$—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	0.3
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	0.3
Mood Media Corp, Common Stock	(g)(n)(y)	Media				16,243,967	11.8	14.8
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	2.9
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Equity	(g)(n)	Consumer Services				1,041,667	1.0	1.6
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	4.3
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,384,615	1.4	0.7
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	8.8
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.6
Rockport (Relay), Class A Units	(g)(n)(y)	Consumer Durables & Apparel				219,349	—	—
Safariland LLC, Common Equity	(f)(n)	Capital Goods				27,263	2.7	2.1
Safariland LLC, Warrant	(f)(n)	Capital Goods				2,273	0.2	0.2
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	2.8	0.2
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	38.0
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	2.8
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sunnova Energy Corp, Common Stock	(g)(n)	Energy				192,389	0.7	—
Sunnova Energy Corp, Preferred Stock	(g)(n)	Energy				35,115	0.2	0.2
ThermaSys Corp, Common Stock	(n)(y)	Capital Goods				17,383,026	9.4	9.4
ThermaSys Corp, Preferred Stock	(n)(y)	Capital Goods				1,529	1.5	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.2
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.4
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.0
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							619.7	537.3

TOTAL INVESTMENTS—177.3%							$7,756.0	7,387.4

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.3%)								(3,221.4)

NET ASSETS—100%								$4,166.0

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

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.4	$—	$(17.2)	$—	$(3.2)	$—	$—	$—
AltEn, LLC	—	2.7	—	—	0.2	2.9	—	—
Aspect Software Inc	—	3.7	—	—	(1.0)	2.7	0.1	0.1
Aspect Software Inc	1.0	—	(1.0)	—	—	—	0.1	—
Aspect Software Inc	0.6	—	—	—	(0.1)	0.5	0.1	—
Aspect Software Inc	(0.4)	0.4	(0.4)	—	0.4	—	—	—
Aspect Software Inc	—	0.1	(0.1)	—	—	—	—	—
Charlotte Russe Inc	—	9.4	—	—	(5.9)	3.5	0.1	—
HM Dunn Co Inc(4)	—	1.1	—	(0.5)	(0.5)	0.1	—	—
Logan’s Roadhouse, Inc.	6.9	—	(7.0)	—	0.1	—	—	—
Logan’s Roadhouse, Inc.	—	—	—	—	—	—	—	—
MB Precision Holdings LLC(4)	—	14.0	(2.8)	(6.9)	0.3	4.6	0.5	0.2
ThermaSys Corp	—	6.7	—	—	—	6.7	—	—
Senior Secured Loans—Second Lien
Logan’s Roadhouse, Inc.	10.1	—	(21.8)	—	11.7	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	22.7	—	(22.7)	—	—	—	—	—
Mood Media Corp	21.7	4.9	—	—	—	26.6	2.3	1.8
Rockport (Relay)	—	30.9	—	—	(21.0)	9.9	—	—
Asset Based Finance
Orchard Marine Limited, Class B Common Stock	—	3.1	—	—	(3.1)	—	—	—
Orchard Marine Limited, Series A Preferred Stock	—	58.0	—	—	(25.9)	32.1	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	13.0	—	(16.5)	—	3.5	—	—	—
Advanced Lighting Technologies Inc, Warrant	0.1	—	(0.1)	—	—	—	—	—
AltEn, LLC, Membership Units	—	3.0	—	—	(3.0)	—	—	—
ASG Technologies, Common Stock	83.1	—	—	—	2.7	85.8	—	—
ASG Technologies, Warrants	6.3	—	—	—	0.4	6.7	—	—
Aspect Software Inc, Common Stock	—	—	—	(9.7)	9.7	—	—	—
Charlotte Russe Inc, Common Stock	—	12.5	—	—	(12.5)	—	—	—
Fronton Investor Holdings, LLC, Class B Units	17.8	—	(20.5)	13.5	(10.8)	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	—	101.9	—	—	27.9	129.8	—	—
Home Partners of America Inc, Warrant	—	0.3	—	—	0.8	1.1	—	—
MB Precision Holdings LLC, Class A—2 Units(2)	—	0.5	—	—	(0.5)	—	—	—
MB Precision Holdings LLC, Preferred Stock	—	1.8	—	—	(0.6)	1.2	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
Mood Media Corp, Common Stock	$26.8	$—	$—	$—	$(12.0)	$14.8	$—	$—
Proserv Acquisition LLC, Class A Common Units	—	33.5	—	—	(24.7)	8.8	—	—
Proserv Acquisition LLC, Class A Preferred Units	—	5.4	—	—	4.1	9.5	—	—
Roadhouse Holding Inc., Common Equity	—	—	(6.9)	—	6.9	—	—	—
Rockport (Relay), Class A Units	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	9.4	—	—	—	9.4	—	—
ThermaSys Corp, Preferred Stock	—	6.7	—	(5.2)	—	1.5	—	—

Total	$230.1	$310.0	$(117.0)	$(8.8)	$(56.1)	$358.2	$3.2	$2.1

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019.

As of June 30, 2019, the Company reclassified investments that were previously categorized as Equity/Other to Asset Based Finance. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, the Company recognized $9 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts and cross currency swaps. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Share Repurchase Program	(11,209,824)	$(71)	(5,122,663)	$(39)

Net Proceeds from Share Transactions	(11,209,824)	$(71)	(5,122,663)	$(39)

During the six months ended June 30, 2019, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,805,622 shares of common stock in the open market at an average price per share of $6.02 (totaling $11) pursuant to the DRP, and distributed such shares to participants in the DRP. During the six months ended June 30, 2018, the administrator for the DRP purchased 1,151,993 shares of common stock in the open market at an average price per share of $7.61 (totaling $9) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2019 to August 6, 2019, the administrator for the DRP purchased 1,219,413 shares of common stock in the open market at an average price per share of $6.15 (totaling $8) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

February 2018 Share Repurchase Program

In February 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $50 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. During the six months ended June 30, 2018, the Company repurchased 5,122,663

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $7.59 (totaling $39). The program has terminated since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

During the six months ended June 30, 2019, the Company repurchased 11,209,824 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.28 (totaling $71). During the period from July 1, 2019 to August 6, 2019, the Company repurchased 1,725,351 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $5.98 (totaling $10).

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective June 15, 2019, in connection with stockholder approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the Advisor reduced (by permanent waiver) the annual base management fee payable under the investment advisory agreement from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory agreement had substantially similar terms, except that cash and cash equivalents were not excluded from gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the FB Advisor investment advisory agreement, the administration agreement and the FB Advisor administration agreement, as applicable, during the three and six months ended June 30, 2019 and 2018:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
FB Advisor and the Advisor	Investment advisory agreement and FB Advisor investment advisory agreement	Base Management Fee(1)	$28	$15	$57	$30
FB Advisor and the Advisor	Investment advisory agreement and FB Advisor investment advisory agreement	Subordinated Incentive Fee on Income(2)	$25	$11	$49	$23
FB Advisor and the Advisor	Administration agreement and FB Advisor administration agreement	Administrative Services Expenses(3)	$2	$1	$3	$2

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the three and six months ended June 30, 2018, the amount shown is net of waivers of less than $1 and $3, respectively. During the six months ended June 30, 2019 and 2018, $49 and $31, respectively, in base management fees were paid to the Advisor and/or FB Advisor. As of June 30, 2019, $28 in base management fees were payable to the Advisor.

(2)	During the six months ended June 30, 2019 and 2018, $38 and $25, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FB Advisor.

(3)

During the six months ended June 30, 2019 and 2018, $2 and $1, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.4 for the six months ended June 30, 2019. The Company paid $3 and $1, respectively, in administrative services expenses to the Advisor and/or FB Advisor during the six months ended June 30, 2019 and 2018.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.19000	$47
June 30, 2018	0.19000	46

Total	$0.38000	$93

Fiscal 2019
March 31, 2019	$0.19000	$100
June 30, 2019	0.19000	99

Total	$0.38000	$199

On July 30, 2019, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about October 2, 2019 to stockholders of record as of the close of business on September 18, 2019. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2019 and 2018:

Six Months Ended June 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	199	100%	93	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$199	100%	$93	100%

(1)

During the six months ended June 30, 2019 and 2018, 90.9% and 86.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 1.2%, respectively, was attributable to non-cash accretion of discount and 7.1% and 12.6%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2019 and 2018 was $182 and $98, respectively. As of June 30, 2019 and December 31, 2018, the Company had $172 and $190 of undistributed net investment income, respectively, and $514 and $436, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
GAAP-basis net investment income	$196	$97
Income subject to tax not recorded for GAAP	(4)	(3)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	3	6
Reclassification or deferral of unamortized original issue discount, prepayment fees and other income	(7)	(2)
Other miscellaneous differences	(6)	0

Tax-basis net investment income	$182	$98

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$172	$190
Distributable realized gains (accumulated capital losses)(1)	(514)	(436)
Other temporary differences	(1)	0
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	268	176

Total	$(75)	$(70)

________________

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $30 and $484, respectively. $114 of such losses were carried over from CCT due to the Merger, and $161 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of June 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $1,050 and $978, respectively. As of June 30, 2019 and December 31, 2018, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $782 and $802, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,732 and $7,916 as of June 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(449) and $(529) as of June 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.

As of June 30, 2019, the Company had a deferred tax liability of $15 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $47 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of June 30, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $33. For the six months ended June 30, 2019, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $1.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,929	$3,843	52.8%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,178	1,148	15.8%	1,171	1,118	15.1%
Other Senior Secured Debt	330	277	3.8%	386	336	4.6%
Subordinated Debt	466	394	5.4%	495	429	5.8%
Asset Based Finance	757	722	9.9%	686	667	9.0%
Strategic Credit Opportunities Partners, LLC	294	293	4.0%	294	299	4.0%
Equity/Other	621	606	8.3%	619	537	7.3%

Total	$7,575	$7,283	100.0%	$7,756	$7,387	100.0%

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

As of June 30, 2019, the Company held investments in seven portfolio companies of which it is deemed to “control.” As of June 30, 2019, the Company held investments in thirteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of June 30, 2019 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $179.3, unfunded equity/other commitments of $336.6 and unfunded commitments of $581.0 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $172.4, unfunded equity commitments of $386.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2019 and the Company’s audited consolidated schedule of investments as of December 31, 2018.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$153	2.1%	$141	1.9%
Banks	16	0.2%	15	0.2%
Capital Goods	1,426	19.6%	1,588	21.5%
Commercial & Professional Services	333	4.6%	450	6.1%
Consumer Durables & Apparel	436	6.0%	436	5.9%
Consumer Services	235	3.2%	222	3.0%
Diversified Financials	643	8.8%	660	8.9%
Energy	277	3.8%	279	3.8%
Food & Staples Retailing	207	2.9%	84	1.1%
Food, Beverage & Tobacco	146	2.0%	146	2.0%
Health Care Equipment & Services	578	7.9%	494	6.7%
Household & Personal Products	85	1.2%	66	0.9%
Insurance	95	1.3%	89	1.2%
Materials	343	4.7%	374	5.1%
Media	100	1.4%	95	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	8	0.1%	9	0.1%
Real Estate	201	2.8%	174	2.4%
Retailing	491	6.7%	454	6.1%
Semiconductors & Semiconductor Equipment	20	0.3%	20	0.3%
Software & Services	869	11.9%	946	12.8%
Strategic Credit Opportunities Partners, LLC	293	4.0%	299	4.0%
Technology Hardware & Equipment	103	1.4%	71	1.0%
Telecommunication Services	79	1.1%	104	1.4%
Transportation	146	2.0%	171	2.3%

Total	$7,283	100.0%	$7,387	100.0%

Strategic Credit Opportunities Partners, LLC

Strategic Credit Opportunities Partners, LLC, or SCJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in SCJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing SCJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to the SCJV. SCJV’s amended and restated limited liability company agreement, or the SCJV Agreement, requires the Company and SCRS to provide capital to SCJV of up to $1,000.0 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SCJV Agreement, the Company and SCRS each have 50% voting control of SCJV and are required to agree on all investment decisions as well as certain other significant actions for SCJV. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV and is entitled to a fee of 0.25% of SCJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2019, the Company and SCRS have funded approximately $336.0 to SCJV, of which $294.0 was from the Company.

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the GS Credit Facility, which provides for up to $350 of borrowings as of June 30, 2019.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The GS Credit Facility contains an “accordion” feature that allows Jersey City Funding, under certain circumstances, to increase the size of the facility to a maximum of $400. The GS Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and Pound Sterling. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The GS Credit Facility matures on September 29, 2021. As of June 30, 2019, total outstanding borrowings under the GS Credit Facility were $308.7. Borrowings under the GS Credit Facility are secured by substantially all of the assets of Jersey City Funding.

During the six months ended June 30, 2019, the Company sold investments with a cost of $82.1 for proceeds of $82.4 to SCJV and recognized a net realized gain (loss) of $0.3 in connection with the transactions. As of June 30, 2019, $82.4 of these sales to SCJV are included in receivable for investments sold in the condensed consolidated statements of assets and liabilities.

As of June 30, 2019 and December 31, 2018, SCJV had total investments with a fair value of $644.1 and $580.5, respectively. As of June 30, 2019 and December 31, 2018, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Total debt investments(1)	$616.7	$537.7
Weighted average current interest rate on debt investments(2)	8.43%	8.83%
Number of portfolio companies in SCJV	32	33
Largest investment in a single portfolio company(1)	$67.8	$69.5
Unfunded commitments(1)	$13.0	$22.5

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of June 30, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Senior Secured Loans—First Lien—123.7%
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/2021	$3.9	$3.8	$1.5
Apex Group Limited	(d)(e)	Diversified Financials	L+650	0.0%	6/15/2023	2.1	1.8	2.1
Apex Group Limited	(d)	Diversified Financials	L+700	1.0%	6/15/2025	26.6	26.3	26.6
Belk Inc		Retailing	L+475	1.0%	12/12/2022	4.1	3.8	3.3
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/2024	17.7	17.7	17.1
Bugaboo International BV	(d)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)	0.0%	3/20/2025	€27.1	31.9	30.4
Casual Dining Group Ltd	(d)	Consumer Services	L+725, 0.8% PIK (0.8% Max PIK)	0.0%	12/10/2022	£22.2	23.9	28.2
CommerceHub Inc		Software & Services	L+375	0.0%	5/21/2025	$2.1	2.1	2.1
Commercial Barge Line Co		Transportation	L+875	1.0%	11/12/2020	4.2	4.1	2.8
Dentix	(d)	Health Care Equipment & Services	E+825	0.0%	12/1/2022	€21.0	24.8	22.5
Eacom Timber Corp	(d)	Materials	L+650	1.0%	11/30/2023	$67.7	67.8	66.8
Harbor Freight Tools USA Inc		Retailing	L+250	0.8%	8/18/2023	2.6	2.6	2.5
Huws Gray Ltd	(d)	Materials	L+525	0.5%	4/11/2025	£20.7	27.1	26.3
Huws Gray Ltd	(d)(e)	Materials	L+525	0.5%	4/11/2025	7.6	10.3	10.3
ID Verde	(d)	Commercial & Professional Services	E+700	0.0%	3/29/2024	1.3	1.7	1.7
ID Verde	(d)	Commercial & Professional Services	E+700	0.0%	3/29/2024	€3.1	3.6	3.5
ID Verde	(d)	Commercial & Professional Services	E+700	0.0%	3/29/2025	15.9	18.5	18.1
ID Verde	(d)	Commercial & Professional Services	L+725	0.0%	3/29/2025	£5.8	7.6	7.4
Koosharem LLC		Commercial & Professional Services	L+450	1.0%	4/18/2025	$18.1	18.0	18.1
Marshall Retail Group LLC	(d)	Retailing	L+600	1.0%	8/25/2020	16.0	15.6	15.8
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/2022	6.9	6.9	6.5
P2 Energy Solutions, Inc.		Energy	L+400	1.0%	10/30/2020	2.9	2.9	2.9
SMART Global Holdings Inc	(d)(e)	Semiconductors & Semiconductor Equipment	L+400	0.0%	2/9/2021	0.6	0.6	0.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		$38.7	$39.1	$38.9
Staples Canada	(d)	Retailing	L+700	1.0%	9/12/2024	C$	40.5	30.6	31.5
TIBCO Software Inc		Software & Services	L+350	1.0%	12/4/2020		$18.8	18.6	18.9
Transplace		Transportation	L+375	1.0%	10/7/2024		3.3	3.3	3.3
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/2023		17.2	17.2	17.3

Total Senior Secured Loans—First Lien								432.2	427.0
Unfunded Loan Commitments								(13.0)	(13.0)

Net Senior Secured Loans—First Lien								419.2	414.0

Senior Secured Loans—Second Lien—17.3%
Ammeraal Beltech Holding BV	(d)	Capital Goods	L+800	0.0%	7/27/2026		40.7	39.9	39.7
Casual Dining Group Ltd	(d)	Consumer Services	11.5% PIK (11.5% Max PIK)		12/10/2022		£14.4	18.7	18.3

Total Senior Secured Loans—Second Lien								58.6	58.0

Other Senior Secured Debt—2.7%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.8%		10/15/2020		$8.9	8.4	9.1

Total Senior Secured Debt								8.4	9.1

Subordinated Debt—38.4%
Cemex Materials LLC		Materials	7.7%		7/21/2025		58.5	65.7	63.8
GCI Inc		Telecommunication Services	6.9%		4/15/2025		7.2	7.4	7.6
Home Partners of America Inc	(d)	Real Estate	L+625	1.0%	10/8/2022		42.9	42.5	42.7
JC Penney Corp Inc		Retailing	8.1%		10/1/2019		0.1	0.1	0.1
Kenan Advantage Group Inc		Transportation	7.9%		7/31/2023		7.7	7.5	7.0
Solera LLC		Software & Services	10.5%		3/1/2024		6.8	7.3	7.4

Total Subordinated Debt								130.5	128.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Asset Based Finance—8.3%
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials				$0.1	$0.1	$10.8
Sealane Trade Finance	(d)	Banks	L+963	1.0%	5/8/2023	0.0	12.0	11.8
Sealane Trade Finance	(d)	Banks	L+375	1.0%	5/8/2023	0.0	5.0	5.0

Total Asset Based Finance							17.1	27.6

Equity/Other—2.0%
Casual Dining Group Ltd	(d)	Consumer Services				12,670,634	$15.9	$6.8

Total Equity/Other							15.9	6.8

TOTAL INVESTMENTS—192.4%							$649.7	$644.1

Derivative Instruments—0.5%

Foreign currency forward contracts								$1.8

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.32% and the Euro Interbank Offered Rate, or EURIBOR, was (0.35)%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2018 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value
Senior Secured Loans—First Lien—121.7%
Acosta Holdco Inc		Commercial & Professional Services	L+325	1.0%	9/26/2021	$4.0	$3.8	$2.4
Apex Group Limited	(d)(e)	Diversified Financials	L+650	1.0%	6/15/2025	16.5	15.9	16.3
Apex Group Limited	(d)(e)(g)	Diversified Financials	L+650	1.0%	6/15/2025	12.4	12.4	12.1
Belk Inc		Retailing	L+475	1.0%	12/12/2022	4.1	3.7	3.3
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/2024	17.8	17.8	16.9
Bugaboo International BV	(d)(e)(f)	Consumer Durables & Apparel	E+700, 7.75% PIK (7.75% Max PIK)		3/20/2025	€26.1	30.7	29.5
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	L+725, 0.75% PIK (0.75% Max PIK)		12/10/2022	£22.1	23.8	28.2
CommerceHub Inc		Software & Services	L+375		5/21/2025	$2.2	2.2	2.1
Commercial Barge Line Co		Transportation	L+875	1.0%	11/12/2020	4.3	4.2	3.1
Dentix	(d)(e)	Health Care Equipment & Services	E+825		12/1/2022	€21.0	24.8	23.5
Eacom Timber Corp	(d)(e)	Materials	L+650	1.0%	11/30/2023	$69.5	69.6	69.3
Harbor Freight Tools USA Inc		Retailing	L+250	0.8%	8/18/2023	2.6	2.6	2.5
Huws Gray Ltd	(d)(e)	Materials	L+550	0.5%	4/11/2025	£20.2	26.3	25.5
Huws Gray Ltd	(d)(e)(g)	Materials	L+550	0.5%	4/11/2025	8.1	11.0	10.2
ID Verde	(d)(e)	Commercial & Professional Services	E+700		3/29/2024	€2.3	2.5	2.7
ID Verde	(d)(e)(g)	Commercial & Professional Services	E+700		3/29/2024	1.6	2.0	1.8
ID Verde	(d)(e)	Commercial & Professional Services	E+700		3/29/2025	15.9	18.5	18.2
ID Verde	(d)(e)	Commercial & Professional Services	E+725		3/29/2025	£6.4	8.4	8.2
Koosharem LLC		Commercial & Professional Services	L+450	1.0%	4/18/2025	$18.6	18.4	18.3
Marshall Retail Group LLC	(d)	Retailing	L+600	1.0%	8/25/2020	16.1	15.5	15.9
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/2022	6.9	7.0	6.6
P2 Energy Solutions, Inc.		Energy	L+400	1.0%	10/30/2020	2.9	2.9	2.8
Savers Inc		Retailing	L+375	1.3%	7/9/2019	9.7	9.4	9.3
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.1	—	0.1
SMART Global Holdings Inc	(d)(g)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022	0.5	0.5	0.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		$38.7	$39.1	$39.1
Standard Aero Ltd		Capital Goods	L+375	1.0%	7/7/2022		1.0	1.0	1.0
Staples Canada	(d)(e)	Retailing	L+700	1.0%	9/12/2024	C$	45.1	34.1	33.3
TIBCO Software Inc		Software & Services	L+350	1.0%	12/4/2020		$18.9	18.6	18.7
Transplace		Transportation	L+375	1.0%	10/9/2024		3.3	3.3	3.3
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/2023		17.3	17.3	17.3

Total Senior Secured Loans—First Lien								447.3	442.0
Unfunded Loan Commitments								(25.9)	(25.9)

Net Senior Secured Loans—First Lien								421.4	416.1

Senior Secured Loans—Second Lien—5.1%
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	11.50% PIK (11.50% Max PIK)		12/10/2022		£13.6	17.7	17.4

Total Senior Secured Loans—Second Lien								17.7	17.4

Other Senior Secured Debt—2.4%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.75%		10/15/2020		$8.9	8.2	8.3

Total Senior Secured Debt								8.2	8.3

Subordinated Debt—24.2%
Cemex Materials LLC		Materials	7.70%		7/21/2025		58.5	66.2	59.6
GCI Inc		Telecommunication Services	6.88%		4/15/2025		7.2	7.4	7.0
Hillman Group Inc		Consumer Durables & Apparel	6.38%		7/15/2022		1.9	1.8	1.6
JC Penney Corp Inc		Retailing	8.13%		10/1/2019		0.1	0.1	—
Kenan Advantage Group Inc		Transportation	7.88%		7/31/2023		7.7	7.6	7.4
Solera LLC		Software & Services	10.50%		3/1/2024		6.8	7.3	7.3

Total Subordinated Debt								90.4	82.9

Asset Based Finance—13.1%
Sealane Trade Finance	(d)(e)	Banks	L+375	1.0%	5/8/2023		5.0	5.0	5.0
Sealane Trade Finance	(d)(e)	Banks	L+963	1.0%	5/8/2023		12.0	12.0	12.0
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials					16.1	16.1	27.7

Total Asset Based Finance								33.1	44.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value
Equity/Other—3.2%
Casual Dining Group Ltd	(d)(e)	Consumer Services				12,670,634	$15.9	$11.1

Total Equity/Other							15.9	11.1

TOTAL INVESTMENTS—169.7%							$586.7	$580.5

Derivative Instruments—0.0%

Foreign currency forward contracts								$0.1

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

(g)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

Below is selected balance sheet information for SCJV as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$644.1	$580.5
Cash and other assets	99.1	75.5

Total assets	743.2	656.0

Debt	304.8	269.0
Other liabilities	103.6	45.0

Total liabilities	408.4	314.0

Member’s equity	$334.8	$342.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for SCJV for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Selected Statement of Operations Information
Total investment income	$12.7	$25.6
Expenses
Interest expense	3.5	6.8
Custodian and accounting fees	0.0	0.1
Administrative services	0.0	0.1
Professional services	0.1	0.3
Other	0.0	0.0

Total expenses	3.6	7.3

Net investment income	9.1	18.3
Net realized and unrealized losses	(0.8)	1.0

Net increase in net assets resulting from operations	$8.3	$19.3

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2019 and December 31, 2018:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2019	December 31, 2018
Cross currency swaps	Unrealized depreciation on swap contracts	$(2)	$(16)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	3	3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	—

Total		$—	$(13)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the six months ended June 30, 2019 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	Net Realized Gains (Losses)
Cross currency swaps	Net realized gain (loss) on swap contracts	$(10)
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	—

Total		$(10)

Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$14
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)

Total		$13

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(3)	$—	$—	$0

Total	$3	$(3)	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(3)	$3	$—	$—	$—

Total	$(3)	$3	$—	$—	$—

	As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(3)	$—	$—	$—

Total	$3	$(3)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(16)	$3	$—	$—	$(13)

Total	$(16)	$3	$—	$—	$(13)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

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

As of June 30, 2019 and December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

As of June 30, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2019	Unrealized Appreciation (Depreciation)
AUD	7/8/2019	JP Morgan Chase Bank	A$	0.5 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.3	—
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.4	—
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	25.4	0.9
EUR	7/8/2019	JP Morgan Chase Bank	€	84.0 Sold	94.9	95.6	(0.7)
EUR	7/8/2019	JP Morgan Chase Bank	€	47.0 Bought	53.6	53.5	0.1
EUR	10/2/2019	JP Morgan Chase Bank	€	156.5 Sold	179.4	179.4	—
EUR	10/2/2019	JP Morgan Chase Bank	€	156.5 Sold	179.4	179.4	—
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	10/13/2021	JP Morgan Chase Bank	£	3.4 Sold	4.6	4.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.1	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.5	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.8	0.1

Total					$571.6	$569.6	$2.0

As of December 31, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank	€	84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of June 30, 2019 and December 31, 2018, the Company’s open cross currency swap was as follows:

As of June 30, 2019
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $22.2	0.00% on EUR notional amount of €21.0	12/31/2019	$(2)

				$(2)

As of December 31, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

				$(16)

As of June 30, 2019 and December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $540.2 and $348.3, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below displays the Company’s foreign currency denominated debt investments and foreign currency forward contract, summarized by foreign currency type as of June 30, 2019 and December 31, 2018:

	Debt investments Denominated in Foreign Currencies As of June 30, 2019				Economic Hedging As of June 30, 2019
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	330.6	$376.1	$221.8	€	447.2	$510.3
Canadian Dollars	C$	70.9	54.2	53.8	C$	4.4	3.3
British Pound Sterling	£	31.8	40.4	40.4	£	18.8	26.2
Australian Dollars		—	—	—	A$	0.5	0.4

Total			$470.7	$316.0			$540.2

	Debt investments Denominated in Foreign Currencies As of December 31, 2018				Economic Hedging As of December 31, 2018
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	302.9	$347.0	$214.2	€	290.7	$320.5
Canadian Dollars	C$	11.5	8.4	8.5	C$	4.4	3.3
British Pound Sterling		—	—	—	£	17.4	24.1
Australian Dollars		—	—	—	A$	0.6	0.4

Total			$355.4	$222.7			$348.3

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

As of June 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2019
Valuation Inputs	(Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	703	846
Level 3—Significant unobservable inputs	6,580	6,541

	$7,283	$7,387

As of June 30, 2019 and December 31, 2018, the Company’s cross currency swaps were categorized as follows in the fair value hierarchy:

	June 30, 2019
Valuation Inputs	(Unaudited)		December 31, 2018
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(2)	—	(16)
Level 3—Significant unobservable inputs	—	—	—	—

	$—	$(2)	$—	$(16)

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2019 and December 31, 2018.

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

The following is a reconciliation for the six months ended June 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$3,689	$884	$165	$300	$667	$299	$537	$6,541
Accretion of discount (amortization of premium)	2	1	—	—	2	—	—	5
Net realized gain (loss)	(36)	—	—	—	7	—	(13)	(42)
Net change in unrealized appreciation (depreciation)	22	(5)	(12)	(15)	(16)	(6)	68	36
Purchases	545	158	46	57	138	—	8	952
Paid-in-kind interest	1	2	5	6	7	—	7	28
Sales and repayments	(701)	(70)	(43)	(42)	(83)	—	(1)	(940)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$3,522	$970	$161	$306	$722	$293	$606	$6,580

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(4)	$(5)	$(11)	$(16)	$(10)	$(6)	$55	$3

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$2,521	$198	$162	$490	$54	$—	$492	$3,917
Accretion of discount (amortization of premium)	1	—	1	—	—	—	—	2
Net realized gain (loss)	(1)	—	(1)	—	—	—	33	31
Net change in unrealized appreciation (depreciation)	(30)	(4)	(11)	(27)	(1)	—	(77)	(150)
Purchases	231	4	—	4	1	—	33	273
Paid-in-kind interest	2	—	3	15	—	—	4	24
Sales and repayments	(296)	(37)	(7)	(24)	(2)	—	(100)	(466)
Net transfers in or out of Level 3	(113)	(113)	(20)	(133)		—	—	(379)

Fair value at end of period	$2,315	$48	$127	$325	$52	$—	$385	$3,252

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(27)	$(4)	$(11)	$(27)	$(1)	$—	$(52)	$(122)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2019 and December 31, 2018 were as follows:

Type of Investment	Fair Value at June 30, 2019 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,869	Discounted Cash Flow	Discount Rate	7.48% - 97.90% (11.27%)	Decrease
	697	Waterfall	EBITDA Multiple	1.00x - 12.50x (5.33x)	Increase
	71	Cost
	3	Other(3)
	13	Indicative Dealer Quotes		84.85% - 84.85% (84.85%)	Increase
Subordinated Debt	231	Discounted Cash Flow	Discount Rate	11.74% - 22.25% (13.96%)	Decrease
	70	Other(3)
	5	Waterfall	EBITDA Multiple	7.50x - 10.17x (8.94x)	Increase
Asset Based Finance	382	Waterfall	EBITDA Multiple	1.00x - 12.50x (1.22x)	Increase
	224	Discounted Cash Flow	Discount Rate	2.97% - 16.00% (10.06%)	Decrease
	34	Indicative Dealer Quotes		4.73% - 63.01% (43.92%)	Increase
	81	Cost
	1	Other(3)
Strategic Credit Opportunities Partners, LLC	293	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	397	Waterfall	EBITDA Multiple	0.18x - 14.50x (7.30x)	Increase
	150	Cost
	56	Other(3)
	2	Discounted Cash Flow	Discount Rate	9.60% - 9.60% (9.60%)	Decrease
	1	Option Pricing Model	Equity Illiquidity Discount	15.00% - 15.00% (15.00%)	Decrease

Total	$6,580

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $3,451. As of June 30, 2019, the Company’s asset coverage was 219%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2019 are discussed below.

	As of June 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$150		$150	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.50%	580		145	September 28, 2022(6)
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,044	(4)	1,171	August 9, 2023
4.000% Notes due 2019(5)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022
2019-1 Notes	Collateralized Loan Obligation	L+1.70% - 2.50%(7)	352		—	July 15, 2030

Total			$3,451		$1,466

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €40 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $91 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £44 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of June 30, 2019, the fair value of the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes was approximately $400, $406, $278 and $247, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	The maturity date for $325 of the committed facility amount is January 31, 2021. The maturity date for the remaining $400 of the committed facility amount is September 28, 2022.

(7)	As of June 30, 2019, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

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

For the three and six months ended June 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Credit Facility(2)	$—	$—	$—	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	2	—	2	—	—	—
Hamilton Street Credit Facility(2)	—	—	—	1	0	1
ING Credit Facility(2)	—	—	—	1	0	1
Locust Street Credit Facility(2)	8	1	9	5	1	6
Senior Secured Revolving Credit Facility(2)	15	—	15	—	—	—
4.000% Notes due 2019	4	0	4	4	0	4
4.250% Notes due 2020	4	0	4	5	0	5
4.750% Notes due 2022	4	0	4	4	0	4
5.000% Notes due 2022	3	0	3	—	—	—
2019-1 Notes	0	0	0	—	—	—

Total	$40	$1	$41	$20	$1	$21

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	Six Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Credit Facility(2)	$2	$—	$2	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	4	—	4	—	—	—
Hamilton Street Credit Facility(2)	—	—	—	3	0	3
ING Credit Facility(2)	—	—	—	2	0	2
Locust Street Credit Facility	15	1	16	10	1	11
Senior Secured Revolving Credit Facility	30	1	31	—	—	—
4.000% Notes due 2019	8	1	9	8	0	8
4.250% Notes due 2020	9	0	9	9	1	10
4.750% Notes due 2022	7	0	7	7	0	7
5.000% Notes due 2022	6	0	6	—	—	—
2019-1 Notes	0	0	0	—	—	—

Total	$81	$3	$84	$39	$2	$41

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $3,503 and 4.59%, respectively. As of June 30, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.60%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $1,727 and 4.41%, respectively. As of June 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.64%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2019 and December 31, 2018.

2019-1 Notes

On June 25, 2019, FS KKR MM CLO 1 LLC, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, or the Issuer, completed a $378.7 term debt securitization, or the CLO Transaction. The notes offered by the Issuer in the CLO Transaction, or the 2019-1 Notes, are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The CLO Transaction was executed through a private placement of: (i) $299.4 of Class A-1 Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 1.70%; (ii) $52.3 of Class A-2 Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.50%; and (iii) $27.0 of Class B Secured Deferrable Floating Rate Notes, or Class B Notes, which bear interest at LIBOR plus 4.10%. The Company has held 100% of the Class B Notes and membership interests in the Issuer, or the Membership Interests, since the Issuer’s formation on January 28, 2019. The Membership Interests do not bear interest and had a nominal value of approximately $128.8 at closing of the CLO Transaction. The 2019-1 Notes are scheduled to mature on July 15, 2030. On the closing date of the CLO Transaction, in consideration of the Company’s transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company’s wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the sale of the 2019-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$26.2
A10 Capital LLC	14.0
Altus Power America Inc	0.2
Apex Group Limited	1.8
Aspect Software Inc	0.7
CSafe Global	5.9
CSafe Global	11.7
Eagle Family Foods Inc	5.3
Frontline Technologies Group LLC	9.4
HM Dunn Co Inc	—
ID Verde	5.5
Kodiak BP LLC	40.4
Lazard Global Compounders Fund	7.0
Lipari Foods LLC	21.8
North Haven Cadence Buyer Inc	0.9
North Haven Cadence Buyer Inc	0.1
Revere Superior Holdings, Inc	5.0
Sungard Availability Services Capital Inc	0.6
Zeta Interactive Holdings Corp	1.1
Asset Based Finance
Home Partners JV, Structured Mezzanine	21.7

Total	$179.3

Unfunded equity/other commitments	$336.6

(1)	May be commitments to one or more entities affiliated with the named company.

As of June 30, 2019, the Company also has an unfunded commitment to provide $581.0 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on SCJV’s board of managers.

As of June 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(0.5). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2019, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2019 and December 31, 2018.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.84	$9.30
Results of operations(2)
Net investment income (loss)	0.37	0.82
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	0.02	(1.43)

Net increase (decrease) in net assets resulting from operations	0.39	(0.61)

Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.85)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.85)

Capital share transactions
Issuance of common stock(4)	—	0.00
Repurchases of common stock(5)	0.03	0.04
Deduction of deferred costs(6)	—	(0.04)

Net increase (decrease) in net assets resulting from capital share transactions	0.03	0.00

Net asset value, end of period	$7.88	$7.84

Per share market value, end of period	$5.96	$5.18

Shares outstanding, end of period	520,268,915	531,478,739

Total return based on net asset value(7)	5.36%	(6.56)%

Total return based on market value(8)	22.22%	(20.15)%

Ratio/Supplemental Data:
Net assets, end of period	$4,098	$4,166
Ratio of net investment income to average net assets(9)	9.53%	9.15%
Ratio of total operating expenses to average net assets(9)	9.63%	8.57%
Ratio of net operating expenses to average net assets(9)	9.63%	8.44%
Portfolio turnover(10)	14.31%	19.92%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,451	$3,397
Asset coverage per unit(11)	2.19	2.23

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2019 are annualized. Annualized ratios for the six months ended June 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the six months ended June 30, 2019 and year ended December 31, 2018:

	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	2.38%	1.16%
Ratio of interest expense to average net assets	4.08%	3.75%
Ratio of excise taxes to average net assets	—	0.31%

(10)	Portfolio turnover for the six months ended June 30, 2019 is not annualized.

(11)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events

4.625% Notes due 2024

On July 15, 2019, the Company and U.S. Bank National Association, or U.S. Bank, entered into a Fourth Supplemental Indenture, or the Fourth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and U.S. Bank, relating to the Company’s issuance of $400 aggregate principal amount of its 4.625% notes due 2024, or the 4.625% notes.

The 4.625% notes will mature on July 15, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 4.625% notes bear interest at a rate of 4.625% per year payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2020. The

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Subsequent Events (continued)

4.625% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.625% notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, the Company will generally be required to make an offer to purchase the outstanding 4.625% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.625% notes and U.S. Bank if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

4.750% Notes due 2022

On July 26, 2019, the Company issued an additional $175 aggregate principal amount of its 4.750% notes due 2022, or the 4.750% notes, for gross proceeds of $177. The 4.750% notes were issued as additional notes under the Third Supplemental Indenture, dated April 30, 2015, between the Company and U.S. Bank, to the Indenture, pursuant to which the Company previously issued $275 aggregate principal amount of the 4.750% notes.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2019 and for the Year Ended December 31, 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019:

Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months June 30, 2019
Purchases	$513	$1,062
Sales and Repayments	(692)	(1,202)

Net Portfolio Activity	$(179)	$(140)

	For the Three Months Ended June 30, 2019		For the Six Months June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$352	68.6%	$677	63.7%
Senior Secured Loans—Second Lien	3	0.6%	138	13.0%
Other Senior Secured Debt	31	6.0%	32	3.0%
Subordinated Debt	17	3.3%	73	6.9%
Asset Based Finance	109	21.3%	138	13.0%
Strategic Credit Opportunities Partners, LLC	—	—	—	—
Equity/Other	1	0.2%	4	0.4%

Total	$513	100.0%	$1,062	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,929	$3,843	52.8%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,178	1,148	15.8%	1,171	1,118	15.1%
Other Senior Secured Debt	330	277	3.8%	386	336	4.6%
Subordinated Debt	466	394	5.4%	495	429	5.8%
Asset Based Finance	757	722	9.9%	686	667	9.0%
Strategic Credit Opportunities Partners, LLC	294	293	4.0%	294	299	4.0%
Equity/Other	621	606	8.3%	619	537	7.3%

Total	$7,575	$7,283	100.0%	$7,756	$7,387	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Number of Portfolio Companies	197	204
% Variable Rate Debt Investments (based on fair value)(1)(2)	67.4%	68.1%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	15.9%	16.5%
% Other Income Producing Investments (based on fair value)(3)	8.0%	6.8%
% Non-Income Producing Investments (based on fair value)(2)	7.5%	7.6%
% of Investments on Non-Accrual (based on fair value)	1.2%	1.0%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.5%	10.8%
Weighted Average Annual Yield on All Debt Investments(5)	9.8%	10.2%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
(3)

“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

(5)

The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

For the six months ended June 30, 2019, our total return based on net asset value was 5.36% and our total return based on market value was 22.22%. For the year ended December 31, 2018, our total return based on net asset value was (6.56)% and our total return based on market value was (20.15)%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	June 30, 2019	December 31, 2018
Number of Portfolio Companies	127	129
% of Investments on Non-Accrual (based on fair value)	1.3%	1.0%
Total Cost of Direct Originations	$6,728.0	$6,808.3
Total Fair Value of Direct Originations	$6,483.6	$6,509.7
% of Total Investments, at Fair Value	89.0%	88.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.5%	10.9%
Weighted Average Annual Yield on All Debt Investments(2)	9.8%	10.3%

(1)

The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

(2)

The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$3,943	54%	$3,888	53%
2	2,816	39%	3,102	42%
3	350	5%	220	3%
4	174	2%	177	2%

Total	$7,283	100%	$7,387	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and June 30, 2018

Revenues

Our investment income for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$156	78.4%	$81	84.4%	$314	79.7%	$159	80.7%
Paid-in-kind interest income	12	6.0%	12	12.5%	28	7.1%	25	12.7%
Fee income	8	4.0%	3	3.1%	19	4.8%	6	3.0%
Dividend income	23	11.6%	—	—	33	8.4%	7	3.6%

Total investment income(1)	$199	100.0%	$96	100.0%	$394	100.0%	$197	100.0%

(1)

Such revenues represent $183 and $83 of cash income earned as well as $16 and $13 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2019 and 2018, respectively, and represent $358 and $169 of cash income earned as well as $36 and $28 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest, PIK and fee income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 can primarily be attributed to the increase in assets resulting from the Merger. The increase in dividend income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 can primarily be attributed to dividends paid in respect to our investment in Strategic Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$28	$15	$57	$33
Subordinated income incentive fees	25	11	49	23
Administrative services expenses	2	1	3	2
Accounting and administrative fees	1	0	1	0
Interest expense	41	21	84	41
Directors’ fees	0	0	0	1
Expenses associated with our independent audit and related fees	0	0	0	0
Legal fees	1	0	1	0
Printing fees	0	1	0	1
Stock transfer agent fees	0	0	0	0
Other	0	1	3	2

Total operating expenses	$98	$50	$198	$103
Management fee waiver	—	0	—	(3)

Total net expenses	$98	$50	$198	$100

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.40%	2.24%	4.81%	4.56%
Ratio of management fee waiver to average net assets(1)	—	(0.01)%	—	(0.13)%

Ratio of net operating expenses to average net assets	2.40%	2.23%	4.81%	4.43%
Ratio of incentive fees and interest expense to average net assets(1)	1.62%	1.43%	3.23%	2.82%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.78%	0.80%	1.58%	1.61%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $101 ($0.19 per share) and $46 ($0.19 per share) for the three months ended June 30, 2019 and 2018, respectively. The increase in net investment income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 can be primarily attributed to the increase in assets resulting from the Merger.

Our net investment income totaled $196 ($0.37 per share) and $97 ($0.40 per share) for the six months ended June 30, 2019 and 2018, respectively. The increase in net investment income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 can primarily be attributed to the increase in assets resulting from the Merger.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(59)	$31	$(77)	$27
Net realized gain (loss) on swap contracts	(11)	—	(10)	—
Net realized gain (loss) on foreign currency	3	0	5	0

Total net realized gain (loss)	$(67)	$31	$(82)	$27

(1)

We sold investments and received principal repayments, respectively, of $124 and $568 during the three months ended June 30, 2019 and $137 and $213 during the three months ended June 30, 2018. We sold investments and received principal repayments, respectively, of $424 and $778 during the six months ended June 30, 2019 and $169 and $397 during the six months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$61	$(111)	$77	$(144)
Net change in unrealized appreciation (depreciation) on swap contracts	10	—	14	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2)	—	(1)	—
Net change in unrealized gain (loss) on foreign currency	(2)	3	(2)	2

Total net change in unrealized appreciation (depreciation)	$67	$(108)	$88	$(142)

During the three and six months ended June 30, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by the reversal of unrealized losses from sale of investments creating realized losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2019, the net increase in net assets resulting from operations was $101 ($0.19 per share) compared to a net decrease in net assets resulting from operations of $31 ($0.13 per share) during the three months ended June 30, 2018.

For the six months ended June 30, 2019, the net increase in net assets resulting from operations was $202 ($0.38 per share) compared to a net decrease in net assets resulting from operations of $18 ($0.08 per share) during the six months ended June 30, 2018.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2019, we had $288 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,466 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of $179.3, unfunded equity/other commitments of $336.6 and unfunded commitments of $581.0 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2019, the aggregate amount outstanding of the senior securities issued by us was $3.5 billion. As of June 30, 2019, our asset coverage was 219%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2019:

	As of June 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$150		$150	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.50%	580		145	September 28, 2022(6)
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,044	(4)	1,171	August 9, 2023
4.000% Notes due 2019(5)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022
2019-1 Notes	Collateralized Loan Obligation	L+1.70% - 2.50%(7)	352		—	July 15, 2030

Total			$3,451		$1,466

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €40 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $91 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £44 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of June 30, 2019, the fair value of the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes was approximately $400, $406, $278 and $247, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	The maturity date for $325 of the committed facility amount is January 31, 2021. The maturity date for the remaining $400 of the committed facility amount is September 28, 2022.

(7)	As of June 30, 2019, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2019 or 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.19000	$47
June 30, 2018	0.19000	46

Total	$0.38000	$93

Fiscal 2019
March 31, 2019	$0.19000	$100
June 30, 2019	0.19000	99

Total	$0.38000	$199

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2019 and 2018.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. For the six months ended June 30, 2019, we recognized $9 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2019 and 2018.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2019 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	December 2, 2022	$150	—	—	$150	—
Locust Street Credit Facility(3)	September 28, 2022	$580	—	—	$580	—
Senior Secured Revolving Credit Facility(4)	August 9, 2023	$1,044	—	—	$1,044	—
4.000% Notes due 2019	July 15, 2019	$400	$400	—	—	—
4.250% Notes due 2020	January 15, 2020	$405	$405	—	—	—
4.750% Notes due 2022	May 15, 2022	$275	—	$275	—	—
5.000% Notes due 2022	June 28, 2022	$245	—	$245	—	—
2019-1 Notes	July 15, 2030	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At June 30, 2019, $150 remained unused under the financing arrangement.

(3)	At June 30, 2019, $145 remained unused under the financing arrangement.

(4)

At June 30, 2019, $1,171 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars and pound sterling. Euro balance outstanding of €40 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $91 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £44 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Subsequent Events

4.625% Notes due 2024

On July 15, 2019, we and U.S. Bank National Association, or U.S. Bank, entered into a Fourth Supplemental Indenture, or the Fourth Supplemental Indenture, to the Indenture, dated July 14, 2014, between us and U.S. Bank relating to our issuance of $400 aggregate principal amount of our 4.625% notes due 2024, or the 4.625% notes.

The 4.625% notes will mature on July 15, 2024 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The 4.625% notes bear interest at a rate of 4.625% per year payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2020. The 4.625% notes are general unsecured obligations of us that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 4.625% notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture, we will generally be required to make an offer to purchase the outstanding 4.625% notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest to the repurchase date.

The indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 4.625% notes and U.S. Bank if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These covenants are subject to limitations and exceptions that are described in the indenture.

4.750% Notes due 2022

On July 26, 2019, we issued an additional $175 aggregate principal amount of its 4.750% notes due 2022, or the 4.750% notes, for gross proceeds of $177. The 4.750% notes were issued as additional notes under the Third Supplemental Indenture, dated April 30, 2015, between us and U.S. Bank, to the Indenture, pursuant to which we previously issued $275 aggregate principal amount of the 4.750% notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 67.4% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 15.9% were debt investments paying fixed interest rates while 8.0% were other income producing investments, 7.5% consisted of non-income producing investments, and the remaining 1.2% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the CCT Tokyo Funding Credit Facility, Locust Street Credit Facility, Senior Secured Revolving Credit Facility and the 2019-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.000% notes, the 4.250% notes, the 4.750% notes and the 5.000% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2019 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(48)	$(21)	$(27)	(5.6)%
No change	—	—	—	—
Up 100 basis points	49	21	28	5.9%
Up 300 basis points	150	64	86	18.0%
Up 500 basis points	250	106	144	30.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2019					Economic Hedging As of June 30, 2019
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros		€354.2	$402.9	$316.6	$31.7		€447.2	$510.3
Canadian Dollars	C$	71.5	54.6	55.6	5.6	C$	4.4	3.3
British Pound Sterling		£39.1	49.7	49.7	5.0		£18.8	26.2
Australian Dollars	A$	11.0	7.7	0.4	—	A$	0.5	0.4
Swedish Kronor		kr 140.2	15.1	1.3	0.1		—	—

Total			$530.0	$423.6	$42.4			$540.2

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of June 30, 2019, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $540.2, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2019, we had outstanding borrowings denominated in foreign currencies of €40, CAD $91 and £44 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2019, the Company repurchased 11,209,824 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.28 (totaling $71). During the period from July 1, 2019 to August 6, 2019, the Company repurchased 1,725,351 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $5.98 (totaling $10).

Repurchases of our common stock under our stock repurchase program for the periods below were as follows (dollar amounts in the table below are presented in millions, except for share and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	1,234,183	$6.2539	1,234,183	$145
May 1, 2019 through May 31, 2019	1,265,849	6.1769	1,265,849	138
June 1, 2019 through June 30, 2019	1,313,744	6.0654	1,313,744	130

	3,813,776	$6.1634	3,813,776

(1)	Amount includes commissions paid.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.9	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.10	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.11	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.12	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018.)

10.6	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.7	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.8	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.9	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.10	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.11	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.12	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2019.

FS KKR CAPITAL CORP.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)