Form 10-Q
period 2019-09-30
FS KKR Capital Corp
filed 2019-11-07
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

There were 509,072,685 shares of the registrant’s common stock outstanding as of November 6, 2019.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,009 and $6,457, respectively)	$5,715	$6,217
Non-controlled/affiliated investments (amortized cost—$598 and $382, respectively)	636	358
Controlled/affiliated investments (amortized cost—$979 and $917, respectively)	867	812

Total investments, at fair value (amortized cost—$7,586 and $7,756, respectively)	$7,218	$7,387
Cash	115	101
Foreign currency, at fair value (cost—$11 and $3, respectively)	11	3
Receivable for investments sold and repaid	328	144
Income receivable	84	60
Unrealized appreciation on foreign currency forward contracts	9	3
Deferred financing costs	6	6
Prepaid expenses and other assets	3	1

Total assets	$7,774	$7,705

Liabilities
Payable for investments purchased	$71	$6
Debt (net of deferred financing costs of $9 and $3, respectively)(1)	3,508	3,391
Unrealized depreciation on swap contracts	1	16
Unrealized depreciation on foreign currency forward contracts	0	0
Stockholder distributions payable	98	45
Management fees payable	28	20
Subordinated income incentive fees payable(2)	8	14
Administrative services expense payable	4	1
Interest payable	29	28
Directors’ fees payable	0	0
Other accrued expenses and liabilities	3	18

Total liabilities	3,750	3,539

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 512,262,372 and 531,478,739 shares issued and outstanding, respectively	1	1
Capital in excess of par value	4,117	4,235
Retained earnings (accumulated deficit)(4)	(94)	(70)

Total stockholders’ equity	4,024	4,166

Total liabilities and stockholders’ equity	$7,774	$7,705

Net asset value per share of common stock at period end	$7.86	$7.84

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income	$153	$73	$451	$226
Paid-in-kind interest income	7	10	23	27
Fee income	7	4	26	10
Dividend income	5	1	9	8
From non-controlled/affiliated investments:
Interest income	7	1	18	5
Paid-in-kind interest income	4	2	12	6
From controlled/affiliated investments:
Interest income	3	1	8	3
Paid-in-kind interest income	—	3	4	7
Dividend income	13	—	42	—

Total investment income	199	95	593	292

Operating expenses
Management fees(1)	28	14	85	47
Subordinated income incentive fees(2)	8	—	57	23
Administrative services expenses	4	1	7	3
Accounting and administrative fees	0	1	1	1
Interest expense(3)	42	21	126	62
Directors’ fees	1	0	1	1
Other general and administrative expenses	1	2	5	5

Total operating expenses	84	39	282	142
Management fee waiver(1)	—	(0)	—	(3)

Net expenses	84	39	282	139

Net investment income	115	56	311	153

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(17)	23	(83)	60
Non-controlled/affiliated investments	29	—	21	(10)
Controlled/affiliated investments	5	0	2	0
Net realized gain (loss) on swap contracts	—	—	(10)	—
Net realized gain (loss) on foreign currency forward contracts	2	—	6	—
Net realized gain (loss) on foreign currency	2	6	3	6
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(73)	(104)	(54)	(203)
Non-controlled/affiliated investments	(15)	8	62	(19)
Controlled/affiliated investments	12	6	(7)	(12)
Net change in unrealized appreciation (depreciation) on swap contracts	1	—	15	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	7	—	6	—
Net change in unrealized gain (loss) on foreign currency	3	(7)	1	(5)

Total net realized and unrealized gain (loss)	$(44)	$(68)	$(38)	$(183)

Net increase (decrease) in net assets resulting from operations	$71	$(12)	$273	$(30)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.14	$(0.05)	$0.52	$(0.12)

Weighted average shares outstanding	517,543,295	239,495,341	522,380,207	242,647,216

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

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income (loss)	$115	$56	$311	$153
Net realized gain (loss) on investments, swap contracts and foreign currency	21	29	(61)	56
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	(68)	(90)	22	(234)
Net change in unrealized gain (loss) on foreign currency	3	(7)	1	(5)

Net increase (decrease) in net assets resulting from operations	71	(12)	273	(30)

Stockholder distributions(2)
Distributions to stockholders	(98)	(45)	(297)	(138)

Net decrease in net assets resulting from stockholder distributions	(98)	(45)	(297)	(138)

Capital share transactions(3)
Repurchases of common stock	(47)	(11)	(118)	(50)

Net increase (decrease) in net assets resulting from capital share transactions	(47)	(11)	(118)	(50)

Total increase (decrease) in net assets	(74)	(68)	(142)	(218)
Net assets at beginning of period	4,098	2,135	4,166	2,285

Net assets at end of period	$4,024	$2,067	$4,024	$2,067

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$273	$(29)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,760)	(541)
Paid-in-kind interest	(39)	(39)
Proceeds from sales and repayments of investments	1,925	789
Net realized (gain) loss on investments	60	(50)
Net change in unrealized (appreciation) depreciation on investments	(1)	234
Net change in unrealized (appreciation) depreciation on swap contracts	(15)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(6)	—
Accretion of discount	(16)	(5)
Amortization of deferred financing costs and discount	5	5
Unrealized (gain)/loss on borrowings in foreign currency	(4)	(2)
(Increase) decrease in receivable for investments sold and repaid	(184)	(24)
(Increase) decrease in income receivable	(24)	7
(Increase) decrease in deferred merger costs	—	(3)
(Increase) decrease in prepaid expenses and other assets	(2)	1
Increase (decrease) in payable for investments purchased	65	(1)
Increase (decrease) in management fees payable	8	(1)
Increase (decrease) in subordinated income incentive fees payable	(6)	(13)
Increase (decrease) in administrative services expense	3	1
Increase (decrease) in interest payable	1	(5)
Increase (decrease) in other accrued expenses and liabilities	(15)	(6)

Net cash provided by (used in) operating activities	268	318

Cash flows from financing activities
Repurchases of common stock	(118)	(50)
Stockholder distributions	(244)	(139)
Borrowings under financing arrangements(1)	2,904	347
Repayments of financing arrangements(1)	(2,775)	(510)
Deferred financing costs paid	(13)	(5)

Net cash provided by (used in) financing activities	(246)	(357)

Total increase (decrease) in cash	22	(39)
Cash, and foreign currency at beginning of period	104	139

Cash, and foreign currency at end of period	$126	$100

Supplemental disclosure
Non-cash purchases of investments	$(112)	$—

Non-cash sales of investments	$112	$—

Local and excise taxes paid	$9	$6

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2019 and 2018, the Company paid $122 and $62, respectively, in interest expense on the financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—91.0%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	10.5%		11/18/23	$42.3	$42.3	$42.2
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	10.5%		11/18/23	35.3	35.3	35.3
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.9
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	14.0
Abaco Systems, Inc	(e)(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	61.4	60.1	61.3
ABB CONCISE Optical Group LLC	(g)(h)(x)	Retailing	L+500	1.0%	6/15/23	13.0	13.0	12.4
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	18.0	17.7	15.2
Acosta Holdco Inc	(g)(n)(w)(x)	Commercial & Professional Services	L+325	1.0%	9/26/21	19.0	17.3	6.0
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.0	17.8	18.0
Advantage Sales & Marketing Inc	(g)(h)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	17.6	16.9	16.5
Alion Science & Technology Corp	(h)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	86.6	86.6	87.5
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	35.4	35.4	35.7
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 PIK (L+400 Max PIK)		9/12/21	35.3	2.7	1.5
Altus Power America Inc	(g)	Energy	L+750	1.5%	9/30/21	3.7	3.7	3.6
AM General LLC	(e)(g)(h)(i)	Capital Goods	L+725	1.0%	12/28/21	151.8	151.3	153.1
American Tire Distributors Inc	(g)(k)(x)	Automobiles & Components	L+750	1.0%	9/2/24	23.3	22.0	20.6
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375		7/30/25	€2.0	2.3	2.1
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	49.2	60.5	53.7
Apex Group Limited	(l)(v)	Diversified Financials	L+650	1.3%	6/15/23	$1.9	1.8	1.9
Apex Group Limited	(g)(l)	Diversified Financials	L+650	1.3%	6/15/25	6.1	6.0	6.1
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.0%	6/15/25	41.7	41.6	41.7
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/15/25	12.7	12.4	12.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/15/25	£31.7	40.3	39.2
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	$0.7	0.7	0.7
Aspect Software Inc	(g)	Software & Services	L+500	1.0%	1/15/24	3.0	2.7	2.7
athenahealth Inc	(g)(x)	Health Care Equipment & Services	L+450		2/11/26	24.9	25.1	24.9
AVF Parent LLC	(g)(n)(w)	Retailing	L+725	1.3%	3/1/24	54.3	54.3	30.9
Berner Food & Beverage LLC	(g)(i)	Food & Staples Retailing	L+875	1.0%	2/2/23	62.0	61.5	62.2
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	70.0	70.0	61.0
Brand Energy & Infrastructure Services Inc	(h)(x)	Capital Goods	L+425	1.0%	6/21/24	3.0	3.0	2.9
Bugaboo International BV	(g)(l)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)		3/20/25	€0.1	0.2	0.2
CEPSA Holdco (Matador Bidco)	(g)(k)(l)(x)	Energy	L+475		6/19/26	$2.0	2.0	2.0
CHS/Community Health Systems, Inc.	(g)(l)(x)	Health Care Equipment & Services	8.0%		3/15/26	2.6	2.6	2.6
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.4	4.1	2.4
CSafe Global	(g)(h)	Capital Goods	L+650	1.0%	10/31/23	55.7	55.7	55.5
CSafe Global	(v)	Capital Goods	L+650	1.0%	10/31/23	11.7	11.7	11.7
CSafe Global	(g)	Capital Goods	L+650	1.0%	11/1/21	2.3	2.3	2.3
CSafe Global	(v)	Capital Goods	L+650	1.0%	11/1/21	3.5	3.5	3.5
CSM Bakery Products	(h)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1.1	1.1	1.0
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	3.0	3.0	2.9
Diamond Resorts International Inc	(h)(x)	Consumer Services	L+375	1.0%	9/2/23	6.8	6.5	6.6
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.9	24.8	26.3
Eagle Family Foods Inc	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3.0	3.0	2.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	$4.1	$4.1	$4.0
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+675	1.0%	6/14/24	47.0	46.6	45.2
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+500		7/23/26	24.7	23.5	23.1
Empire Today LLC	(e)(g)(h)	Retailing	L+650	1.0%	11/17/22	79.7	79.7	79.8
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/24	1.0	1.0	1.0
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575	1.0%	9/30/24	4.1	4.1	4.1
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/25	30.4	30.0	30.0
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+650	1.0%	9/18/23	78.7	78.0	78.2
Frontline Technologies Group LLC	(g)	Software & Services	L+650	1.0%	9/18/23	12.1	12.0	12.0
Greystone & Co Inc	(e)(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	37.3	37.0	37.9
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	55.9	55.9	55.4
Greystone Equity Member Corp	(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	4.9	4.9	4.8
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	0.8	0.6	0.3
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	—	—	—
HM Dunn Co Inc	(v)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	—	—	—
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	38.8	38.5	21.7
Hunt Mortgage	(e)(g)(h)	Diversified Financials	L+600	1.0%	2/14/23	79.2	78.6	79.0
Icynene Group Ltd	(e)(g)(h)	Materials	L+700	1.0%	11/30/24	29.5	29.4	29.6
ID Verde	(l)(v)	Commercial & Professional Services	E+210		3/29/24	€4.8	5.5	5.3
Imagine Communications Corp	(g)(h)	Media & Entertainment	L+750	1.0%	4/29/20	$14.0	14.0	14.0
Imagine Communications Corp	(g)(l)	Media & Entertainment	L+750	1.0%	4/29/20	2.1	2.1	2.1
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€81.8	87.2	86.6
Industria Chimica Emiliana Srl	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	11.6	12.7	12.3
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$27.2	27.2	29.9
Integro Ltd/United States	(e)(h)(i)	Insurance	L+575	1.0%	10/31/22	25.4	25.3	25.4
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	0.4	0.4	0.4
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.8	5.7	5.7
J S Held LLC	(e)(g)	Insurance	L+600	1.0%	7/1/25	54.4	53.9	53.8
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	13.3	13.3	13.2
JHT Holdings Inc	(e)(g)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	18.9	18.7	19.5
Jo-Ann Stores Inc	(h)(x)	Retailing	L+500	1.0%	10/20/23	8.8	8.7	6.1
JSS Holdings Ltd	(e)(g)(h)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	110.9	110.2	114.3
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	57.2	57.0	56.6
Kodiak BP LLC	(v)	Capital Goods	L+725	1.0%	12/1/24	28.4	28.3	28.1
Lipari Foods LLC	(e)(g)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	105.2	104.4	105.1
Lipari Foods LLC	(v)	Food & Staples Retailing	L+588	1.0%	1/6/25	21.8	21.8	21.8
Matchesfashion Ltd	(e)(h)(l)	Consumer Durables & Apparel	L+463		10/16/24	12.7	11.9	11.6
MB Precision Holdings LLC	(g)(y)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4.6	4.5	4.6
Micronics Filtration Holdings Inc	(e)(g)	Capital Goods	L+800, 0.5% PIK (0.5% Max PIK)	1.3%	12/11/20	61.7	61.6	48.4
Multi-Color Corp	(g)(l)(x)	Commercial & Professional Services	6.8%		7/15/26	4.3	4.3	4.4
Murray Energy Corp	(g)	Energy	L+900	1.0%	2/12/21	18.9	18.8	18.9
NBG Home	(g)(h)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	59.0	58.7	53.0
NCI Inc	(g)(h)(i)	Software & Services	L+750	1.0%	8/15/24	81.9	81.1	79.8
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+500	1.0%	9/2/21	0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/22	8.9	8.9	8.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+650	1.0%	9/2/22		$6.4	$6.4	$6.3
North Haven Cadence Buyer Inc	(e)(g)(h)	Consumer Services	L+794	1.0%	9/2/22		18.3	18.3	18.2
One Call Care Management Inc	(g)(x)	Insurance	L+400	1.0%	11/27/20		0.6	0.5	0.5
One Call Care Management Inc	(g)(x)	Insurance	L+525	1.0%	11/27/22		13.9	11.9	11.0
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	0.9
PAE Holding Corp	(g)(x)	Capital Goods	L+550	1.0%	10/20/22		0.8	0.8	0.8
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+350		8/1/24		4.6	4.3	4.0
Petroplex Acidizing Inc	(g)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/5/19		22.8	22.8	22.6
Petroplex Acidizing Inc	(g)(n)(w)	Energy	15.0% PIK (15.0% Max PIK)		12/5/19		26.8	13.8	6.2
PHRC License LLC	(f)(g)(h)	Consumer Services	L+850, 0.3% PIK (4.3% Max PIK)	1.5%	4/28/22		49.8	49.8	50.1
Power Distribution Inc	(g)(h)	Capital Goods	L+725	1.3%	1/25/23		28.0	28.0	25.1
Project Marron	(g)(l)	Consumer Services	L+625		7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(e)(g)(h)	Health Care Equipment & Services	L+769	1.0%	11/25/21		$43.2	43.2	43.2
PSKW LLC	(e)	Health Care Equipment & Services	L+769	1.0%	11/25/21		6.2	6.2	6.2
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		12.8	12.6	13.0
Reliant Rehab Hospital Cincinnati LLC	(e)(g)(h)(i)	Health Care Equipment & Services	L+675	1.0%	9/2/24		103.4	102.5	101.6
Revere Superior Holdings, Inc	(e)(g)(h)(i)	Software & Services	L+675	1.0%	11/21/22		92.5	91.8	93.5
Revere Superior Holdings, Inc	(v)	Software & Services	L+675	1.0%	11/21/22		5.0	5.0	5.1
Roadrunner Intermediate Acquisition Co LLC	(e)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		31.8	31.8	30.9
Safariland LLC	(g)(y)	Capital Goods	L+725	1.1%	11/18/23		11.5	11.5	11.0
Safariland LLC	(g)(h)(y)	Capital Goods	L+775	1.1%	11/18/23		114.6	114.6	110.1
Savers Inc	(g)(h)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		43.7	43.2	43.3
Savers Inc	(g)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.0%	3/28/24	C$	60.7	44.7	46.2
Sequa Corp	(g)(h)(x)	Materials	L+500	1.0%	11/28/21		$22.4	22.4	22.2
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.9	13.9	14.0
Sequel Youth & Family Services LLC	(e)(g)(h)	Health Care Equipment & Services	L+800		9/1/23		80.0	80.0	80.8
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875		2/7/24		59.4	58.5	58.9
Smart Foodservice	(g)(l)(x)	Food & Staples Retailing	L+475		6/20/26		2.7	2.7	2.7
SMART Global Holdings Inc	(g)(h)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.7	19.7	19.8
Sorenson Communications LLC	(g)(h)(x)	Telecommunication Services	L+650		4/29/24		14.9	14.4	14.9
Staples Canada	(g)(l)	Retailing	L+700	1.0%	9/12/24	C$	10.0	7.7	7.6
Sungard Availability Services Capital Inc	(g)	Software & Services	L+750	1.0%	2/3/22		$0.5	0.5	0.5
Sungard Availability Services Capital Inc	(v)	Software & Services	L+750	1.0%	2/3/22		0.5	0.5	0.5
Sutherland Global Services Inc	(h)(l)(x)	Software & Services	L+538	1.0%	4/23/21		4.6	4.5	4.5
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	5/30/23		26.6	26.5	23.3
Tangoe LLC	(e)(g)(h)	Software & Services	L+650	1.0%	11/28/25		89.0	88.2	89.1
Team Health Inc	(g)(h)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.5	12.2	10.4
ThermaSys Corp	(g)(y)	Capital Goods	L+600	1.0%	12/28/23		6.7	7.2	6.5
ThreeSixty Group	(e)(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		100.4	99.4	86.4
Torrid Inc	(g)	Retailing	L+675	1.0%	12/14/24		32.0	31.6	31.6
Total Safety US Inc	(g)(x)	Capital Goods	L+600	1.0%	8/16/25		4.1	3.7	3.9
Trace3 Inc	(e)(g)(h)	Software & Services	L+675	1.0%	8/3/24		93.1	93.1	91.4
Utility One Source LP	(h)(x)	Capital Goods	L+550	1.0%	4/18/23		—	—	—
Versatile Processing Group Inc	(e)(g)	Materials	L+1,050	1.0%	12/30/20		41.0	41.0	41.1
Vertiv Group Corp	(g)(h)(x)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		11.7	11.2	11.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Virgin Pulse Inc	(e)(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25	$137.2	$136.3	$136.3
Vivint Inc	(g)(h)(x)	Commercial & Professional Services	L+500		4/1/24	23.6	23.4	23.2
Warren Resources Inc	(h)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21	11.2	11.2	11.2
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21	6.0	6.0	6.0
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	20.1	20.1	20.2
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	8.3	8.3	8.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	13.6	13.5	13.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	4.3	4.2	4.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	13.2	13.2	13.3
Zeta Interactive Holdings Corp	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	14.6	14.6	14.8
Zeta Interactive Holdings Corp	(v)	Software & Services	L+750	1.0%	7/29/22	1.7	1.7	1.7

Total Senior Secured Loans—First Lien							4,000.4	3,880.4
Unfunded Loan Commitments							(217.3)	(217.3)

Net Senior Secured Loans—First Lien							3,783.1	3,663.1

Senior Secured Loans—Second Lien—30.5%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	62.7	63.4
Access CIG LLC	(g)(x)	Software & Services	L+775		2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.4
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	13.4	13.1	13.3
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	8.3	8.3	8.2
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	€32.8	40.3	35.8
Arena Energy LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$8.9	8.9	8.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+850		2/11/27	112.9	111.8	113.9
BCA Marketplace PLC	(g)(k)(l)	Retailing	L+825		9/4/27	£48.0	58.4	58.4
Belk Inc	(g)	Retailing	10.5%		6/12/23	$19.5	15.3	15.4
Belk Inc	(g)	Retailing	10.5%		6/12/25	99.6	98.4	72.2
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		9/11/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(g)(l)(n)(w)	Energy	8.5%		9/11/23	4.5	4.1	1.5
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22	17.9	17.9	17.8
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+800	1.0%	3/21/24	16.1	16.1	16.2
CommerceHub Inc	(g)(h)	Software & Services	L+775		5/21/26	69.3	67.4	68.1
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.3	84.7
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725		3/8/26	3.0	3.0	2.9
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+900		7/23/27	6.2	5.9	5.7
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	2.3	2.3	2.2
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	8.4	8.6	8.5
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.7	9.9
Integro Ltd/United States	(g)	Insurance	L+925	1.0%	10/30/23	4.8	4.7	4.8
Invictus	(g)(x)	Materials	L+675		3/30/26	1.1	1.1	1.0
LBM Borrower LLC	(g)(x)	Capital Goods	L+925	1.0%	8/20/23	21.3	21.2	20.9
MedAssets Inc	(e)(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.9	62.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Misys Ltd	(g)(k)(l)(x)	Software & Services	L+725	1.0%	6/13/25	$6.2	$6.2	$6.0
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	31.4
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700		10/19/26	0.3	0.3	0.3
OEConnection LLC	(g)	Software & Services	L+825		9/25/27	34.1	33.7	33.7
One Call Care Management Inc	(e)(g)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	31.2	31.0	25.5
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.7	69.4
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750		10/26/26	2.4	2.4	2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(e)(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.8	64.1
Polyconcept North America Inc	(g)	Consumer Durables & Apparel	L+1,000	1.0%	2/16/24	29.4	28.9	29.7
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.3	70.7
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	30.6
Sequa Corp	(g)(h)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	21.7
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950		8/3/26	3.8	3.5	3.3
SMG/PA	(g)(x)	Consumer Services	L+700		1/23/26	1.3	1.3	1.3
Sorenson Communications LLC	(f)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.1	14.7	15.1
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	31.4
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/19/24	70.5	70.0	70.3
WireCo WorldGroup Inc	(g)(h)(x)	Capital Goods	L+900	1.0%	9/30/24	13.7	13.7	13.6
Z Gallerie LLC	(g)(y)	Retailing	12.0%		6/20/21	2.9	2.9	2.8

Total Senior Secured Loans—Second Lien							1,276.2	1,225.4

Other Senior Secured Debt—6.8%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	30.5	23.6	—
Angelica Corp	(t)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	41.7	41.2	30.1
Artesyn Embedded Technologies Inc	(g)(x)	Technology Hardware & Equipment	9.8%		10/15/20	21.0	20.8	21.1
Black Swan Energy Ltd	(e)(l)	Energy	9.0%		1/20/24	6.0	6.0	6.0
Cleaver-Brooks Inc	(g)(x)	Capital Goods	7.9%		3/1/23	9.4	9.5	8.9
Enterprise Development Authority	(g)(x)	Consumer Services	12.0%		7/15/24	3.6	3.7	3.9
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	74.8	73.6	73.7
Frontier Communications Corp	(g)(l)(x)	Telecommunication Services	8.5%		4/1/26	6.3	6.1	6.3
JW Aluminum Co	(e)(g)(x)(y)	Materials	10.3%		6/1/26	36.5	36.5	38.6
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	4.9
Mood Media Corp	(f)(g)(y)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	37.9	36.8	37.2
MultiPlan Inc	(g)(x)	Health Care Equipment & Services	7.1%		6/1/24	1.7	1.8	1.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.1	0.1	0.1
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.3	8.4	8.7
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	7.7	7.6	7.6
Rockport (Relay)	(g)(n)(w)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	25.8	22.0	0.1
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	2.0	2.0	2.0
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(x)	Commercial & Professional Services	7.9%		12/1/22	4.2	4.0	4.2
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	12.9	11.3

Total Other Senior Secured Debt							329.5	274.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—9.7%
Alion Science & Technology Corp	(e)(g)	Capital Goods	11.0%		8/1/22	$68.6	$68.1	$68.5
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.2	21.9	22.1
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	56.5	56.4	56.8
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1.1	1.1	1.1
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	19.7
Craftworks Rest & Breweries Group Inc	(g)	Consumer Services			11/1/24	7.3	7.2	6.5
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		2/28/23	74.1	73.6	67.3
Diamond Resorts International Inc	(g)(x)	Consumer Services	10.8%		9/1/24	1.2	1.1	1.2
GFL Environmental Inc	(g)(l)(x)	Commercial & Professional Services	8.5%		5/1/27	6.1	6.2	6.8
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€120.7	129.3	72.8
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.4	0.5	0.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	48.6	12.9	4.3
Hub International Ltd	(g)(x)	Insurance	7.0%		5/1/26	$3.7	3.7	3.8
Imagine Communications Corp	(g)	Media & Entertainment	12.5% PIK (12.5% Max PIK)		10/29/20	0.8	0.8	0.8
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	4.6
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	9.0
Nouryon (fka Akzo Nobel Specialty Chemicals)	(g)(l)(x)	Materials	8.0%		10/1/26	1.5	1.5	1.5
Plastipak Holdings Inc	(g)(x)	Materials	6.3%		10/15/25	1.0	1.0	0.9
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.0	4.0	3.6
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	7.0	6.9	7.2
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.6	2.0
Versatile Processing Group Inc	(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.8	2.8	2.5
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	22.8	22.9	22.0
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	4.9	4.9	4.9
Z Gallerie LLC	(g)(y)	Retailing	L+650	1.0%	6/20/22	1.8	1.5	1.4

Total Subordinated Debt							468.5	391.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—17.5%
Abacus JV, Private Equity	(g)(l)	Insurance				20,312,960	$20.3	$20.3
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				3,303,010	3.8	3.6
Altavair NewCo, Private Equity	(g)(l)	Capital Goods				9,162,480	9.2	10.2
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	1,107,723	1.1	1.1
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	4.8	0.8
Australis Maritime, Common Stock	(g)(l)(n)	Transportation				9,430,576	9.4	9.4
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$15.1	15.1	15.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.1	1.0	1.1
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$7.0	6.6	6.9
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.4	1.4	1.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.4	$1.3	$1.3
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$82.3	77.7	81.1
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$18.3	17.3	18.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1.9	1.8	1.9
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$14.6	13.8	14.3
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.0	6.7	6.9
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.6	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$17.6	16.6	17.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$17.3	16.3	17.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				52,722,941	52.7	4.0
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$21.7	21.7	21.7
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$21.7	21.7	21.7
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				10,859,445	10.9	11.2
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	—
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.9%		5/31/23	N/A	42.9	56.6
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,328,729	18.3	22.8
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	8.0
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	€4.7	5.3	5.1
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	$9.8	9.8	9.8
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	22.5
Pretium Partners LLC P2, Structured Mezzanine	(g)(l)	Real Estate	9.5%		5/29/25	$23.5	23.5	23.8
Rampart CLO 2007 1A Class Subord.	(g)(l)	Diversified Financials			10/25/21	$10.0	0.1	0.5
Sofi Lending Corp, 2019-C R1	(g)(l)	Diversified Financials			11/16/48	$21.2	12.0	12.0
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				5,000,000	5.0	8.2
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Diversified Financials				288,831	0.3	0.3
Toorak Capital LLC, Membership Interest	(g)(z)	Diversified Financials				N/A	184.5	237.6
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)	Diversified Financials			1/15/26	$42.5	18.6	13.9

Total Asset Based Finance							738.6	724.8
Unfunded commitments							(21.7)	(21.7)

Net Asset Based Finance							716.9	703.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—10.6%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$425.3	$425.3	$425.7

Total Strategic Credit Opportunities Partners							425.3	425.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.3%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				N/A	7.4	11.2
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.7
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	15.3
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				3,590,032	3.0	2.0
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	1.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	19.8
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	63.8
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	7.8
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.2
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	2.8
Bellatrix Exploration Ltd, Warrant	(g)(l)(n)	Energy			9/11/23	127,489	—	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	4.0
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	0.1
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.7
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.7
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	0.2
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.1
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.1
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	2.0
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	3.1
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.6
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	7.0
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	10.4
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,810,145	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	8.1
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	$15.0	$1.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	133.0
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.0
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	4.1
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.6
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	1.2
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK		2/15/28	8,404	86.6	116.9
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				N/A	6.5	0.1
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				N/A	17.6	—
MB Precision Holdings LLC, Class A—2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,952,623	1.9	1.1
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	—
Mood Media Corp, Common Stock	(g)(n)(y)	Media & Entertainment				16,243,967	11.8	1.7
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	0.2
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Stock	(g)(n)	Consumer Services				1,041,667	1.0	2.4
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	5.1
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,941,431	1.7	0.2
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	14.1
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.6
Rockport (Relay), Warrant	(g)(n)	Consumer Durables & Apparel			8/2/28	1,215,682	—	—
Safariland LLC, Common Equity	(f)(n)(y)	Capital Goods				29,536	3.0	6.3
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	2.8	—
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	35.0
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	3.2
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	2.9
Sunnova Energy International Inc, Common Stock	(g)(n)(x)	Energy				97,515	1.1	1.0
ThermaSys Corp, Common Stock	(e)(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	7.2
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				133,264	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.7
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.5
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Z Gallerie LLC, Common Stock	(g)(n)(y)	Retailing				1,862,460	$0.7	$0.7
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.4
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.2
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							586.6	535.4

TOTAL INVESTMENTS—179.4%							$7,586.1	7,218.4

LIABILITIES IN EXCESS OF OTHER ASSETS—(79.4%)								(3,194.4)

NET ASSETS—100%								$4,024.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2019	Unrealized Appreciation (Depreciation)
AUD	10/10/2019	JP Morgan Chase Bank	A$	0.5 Bought	$(0.3)	$(0.3)	$—
AUD	10/10/2019	JP Morgan Chase Bank	A$	0.5 Sold	0.3	0.3	—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Bought	(3.3)	(3.3)	—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.3	—
EUR	10/2/2019	JP Morgan Chase Bank		€11.6 Bought	(12.8)	(12.7)	(0.1)
EUR	10/2/2019	JP Morgan Chase Bank		€92.5 Sold	106.1	100.9	5.2
EUR	10/10/2019	JP Morgan Chase Bank		€37.0 Bought	(40.4)	(40.4)	—
EUR	10/10/2019	JP Morgan Chase Bank		€37.0 Sold	42.1	40.4	1.7
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.5	0.2
GBP	10/13/2021	JP Morgan Chase Bank		£3.4 Sold	4.6	4.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	8.8	0.6
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.2	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.3	0.5
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.8	0.1

Total					$122.9	$113.6	$9.3

Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $22.2	0.00% on EUR notional amount of €21.0	12/31/2019	$(1)

Total				$(1)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.09%, the Euro Interbank Offered Rate, or EURIBOR, was (0.42)%, Canadian Dollar Offer Rate, or CDOR, was 1.97% and the U.S. Prime Lending Rate, or Prime, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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

(j)	Security or portion thereof held within CCT Dublin Funding Limited.

(k)	Position or portion thereof unsettled as of September 30, 2019.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, 81.3% of the Company’s total assets represented qualifying assets.

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

As of September 30, 2019

(in millions, except share amounts)

(w)	Asset is on non-accrual status.

(x)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
AltEn, LLC	$2.9	$—	$—	$—	$(1.4)	$1.5	$—	$—
Aspect Software Inc(4)	2.7	—	(3.7)	—	1.0	—	—	—
Aspect Software Inc(4)	0.5	—	(0.7)	—	0.2	—	—	—
Charlotte Russe Inc	3.5	—	(1.2)	(8.2)	5.9	—	—	—
HM Dunn Co Inc	0.1	—	—	—	0.2	0.3	—	—
HM Dunn Co Inc	—	—	—	—	—	—	—	—
MB Precision Holdings LLC	4.6	0.3	(0.1)	—	(0.2)	4.6	0.5	0.1
Safariland LLC(6)	—	11.5	—	—	(0.5)	11.0	0.2	—
Safariland LLC(6)	—	123.3	(8.7)	—	(4.5)	110.1	9.6	—
ThermaSys Corp	6.7	0.5	—	—	(0.7)	6.5	0.4	—
Senior Secured Loans—Second Lien
Z Gallerie LLC	—	2.9	—	—	(0.1)	2.8	0.1	—
Other Senior Secured Debt
JW Aluminum Co(5)	—	36.5	—	—	2.1	38.6	2.8	—
Mood Media Corp	26.6	44.2	(33.9)	—	0.3	37.2	2.7	1.1
Rockport (Relay)(4)	9.9	—	(30.9)	—	21.0	—	—	—
Subordinated Debt
Z Gallerie LLC	—	1.5	—	—	(0.1)	1.4	0.1	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	—	21.7	—	—	—	21.7	1.1	—
Home Partners JV, Private Equity	—	10.9	—	—	0.3	11.2	—	—
Home Partners JV, Swaption	—	0.6	—	—	(0.6)	—	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	32.1	—	—	—	(9.6)	22.5	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	85.8	—	(30.0)	17.0	(9.0)	63.8	—	—
ASG Technologies, Warrant	6.7	—	—	—	1.1	7.8	—	—
Aspect Software Inc, Common Stock(4)	—	—	(10.5)	—	10.5	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	—	—	—	—	1.4	1.4	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income(3)	PIK Income(3)
HM Dunn Co Inc, Preferred Stock, Series B	$—	$—	$—	$—	$—	$—	$—	$—
Home Partners of America Inc, Common Stock	129.8	—	(30.0)	11.7	21.5	133.0	—	—
Home Partners of America Inc, Warrant	1.1	—	—	—	0.9	2.0	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	—	86.6	—	—	30.3	116.9	0.8	10.3
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	0.1	—	—	(0.2)	1.1	—	—
Mood Media Corp, Common Stock	14.8	—	—	—	(13.1)	1.7	—	—
Proserv Acquisition LLC, Class A Common Units	8.8	—	—	—	5.3	14.1	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—
Rockport (Relay), Class A Units(4)	—	—	—	—	—	—	—	—
Safariland LLC, Common Equity(6)	—	3.0	—	—	3.3	6.3	—	—
ThermaSys Corp, Common Stock	9.4	0.8	—	—	(3.0)	7.2	—	—
ThermaSys Corp, Preferred Stock	1.5	0.2	—	—	(0.2)	1.5	—	—
Z Gallerie LLC, Common Stock	—	0.7	—	—	—	0.7	—	—

Total	$358.2	$345.3	$(149.7)	$20.5	$62.1	$636.4	$18.3	$11.5

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

(3)	Interest and PIK income presented for the full nine months ended September 30, 2019.

(4)

The Company held this investment as of September 30, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as of September 30, 2019. Transfers in or out have been presented at amortized cost.

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

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the nine months ended September 30, 2019, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2019:

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.2	$0.5	$(0.2)	$—	$(2.5)	$18.0	$1.9	$—	$—
Amtek Global Technology Pte Ltd	56.4	—	—	—	(2.7)	53.7	2.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	37.6	—	—	—	(1.8)	35.8	1.4	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	8.0	—	—	—	(8.0)	—	—	—	—
JW Aluminum Co(4)	36.4	—	(36.5)	—	0.1	—	—	—	—
Subordinated Debt
Hilding Anders	81.0	4.3	—	—	(12.5)	72.8	—	4.2	—
Hilding Anders	0.5	—	—	—	(0.2)	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—
Hilding Anders	7.2	—	—	—	(2.9)	4.3	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	32.4	—	(36.0)	1.5	2.1	—	2.7	—	—
Toorak Capital Funding LLC, Membership Interest	—	0.3	—	—	—	0.3	—	—	—
Toorak Capital LLC, Membership Interest	127.4	70.7	—	—	39.5	237.6	—	—	9.1
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	299.3	131.3	—	—	(4.9)	425.7	—	—	33.1
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	26.4	—	—	—	(11.1)	15.3	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	2.6	—	—	—	(0.6)	2.0	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	2.6	—	—	—	(1.0)	1.6	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	75.8	—	(75.7)	—	(0.1)	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	(1.4)	1.4	—	—	—	—	—	—	—

Total	$812.4	$208.5	$(148.4)	$1.5	$(6.6)	$867.4	$8.1	$4.2	$42.2

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

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2019

(in millions, except share amounts)

(3)	Interest, PIK and dividend income presented for the full nine months ended September 30, 2019.

(4)	The Company held this investment as of September 30, 2019 but it was not deemed to “control” the portfolio company as of September 30, 2019. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	$2.8	$2.5	$2.3
Versatile Processing Group Inc	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.5	2.6	2.1
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	23.3	23.5	20.7
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	5.1	4.9	4.9

Total Subordinated Debt							514.9	449.5
Unfunded Debt Commitments							(20.2)	(20.2)

Net Subordinated Debt							494.7	429.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—16.0%
Accelerator Investments Aggregator LP	(g)(l)	Diversified Financials				2,318,242	$2.7	$2.7
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	1.1	1.0
Altus Power America Inc, Preferred Stock	(r)(v)	Energy	9.0%, 5.0% PIK		10/3/23	46,748	0.1	—
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				NA	7.6	3.4
Australis Maritime, Private Equity	(g)(l)(n)	Transportation				1,966,278	2.0	2.0
Bank of Ireland	(j)(l)	Banks	L+1185		12/4/27	$15.1	15.1	15.2
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	7.1%		2/28/22	34,517,963	34.5	32.4
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.0	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.3	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.2	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$73.6	72.5	73.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$16.4	16.1	16.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1.7	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$13.0	12.8	13.0
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.4	1.4	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$15.8	15.5	15.8
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15.5	15.2	15.5
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				42,281,308	42.3	5.9
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.4%		5/31/23	NA	42.9	62.5
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)(n)	Capital Goods				39,609,179	39.6	39.6
LSF IX Java Investments Ltd, Term Loan	(g)(l)(n)	Diversified Financials	E+365		12/3/19	€56.4	59.0	63.8
Montgomery Credit Holdings LP, Membership Interest	(g)(l)	Diversified Financials				NA	7.5	6.6
MP4 2013-2A Class Subord. B	(f)(g)(k)(l)	Diversified Financials	16.1%		7/25/29	$21.0	12.3	9.8
NewStar Clarendon 2014-1A Class D	(g)(k)(l)	Diversified Financials	13.2%		1/25/27	$17.9	11.4	12.8
NewStar Clarendon 2014-1A Class Subord. B	(g)(l)	Diversified Financials	L+435		1/25/27	$1.6	1.5	1.5
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	32.1
Rampart CLO 2007 1A Class Subord.	(g)(k)(l)(n)	Diversified Financials	0.0%		10/25/21	$10.0	0.2	0.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Star Mountain SMB Multi-Manager Credit Platform LP, Limited Partnership Interest	(l)(u)	Diversified Financials				$ NA	$59.6	$73.6
Toorak Capital LLC, Membership Interest	(g)(l)(z)	Diversified Financials				NA	96.9	108.5
Toorak Capital LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.9	18.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(k)(l)	Diversified Financials	7.5%		1/15/26	$42.5	20.4	20.5

Total Asset Based Finance							685.8	666.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.2%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$294.0	$294.0	$299.3

Total Strategic Credit Opportunities Partners							294.0	299.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—12.9%(k)
5 Arch Income Fund 2, LLC, Common Stock	(l)(p)	Diversified Financials				16,000	$0.4	$0.8
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				484,607	13.6	—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	112,292	3.0	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				NA	7.4	6.8
All Systems Holding LLC, Common Stock	(g)	Commercial & Professional Services				586,763	$0.6	$0.6
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Altus Power America Inc, Common Stock	(g)(n)	Energy				462,008	0.5	0.1
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	26.4
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(z)	Automobiles & Components				3,590,032	3.0	2.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	0.8
AP Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	24.1
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	85.8
ASG Technologies, Warrants	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.7
Aspect Software Inc, Common Stock	(g)(n)(y)	Software & Services				428,935	10.5	—
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(e)(f)(g)(n)	Health Care Equipment & Services			5/25/27	229,489	1.7	0.3
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	6.2
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cengage Learning, Inc, Common Stock	(g)(n)	Media				$227,802	$7.5	$3.4
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	1.5
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.7
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.7
Eastman Kodak Co, Common Stock	(g)(n)(x)	Consumer Durables & Apparel				12,075	0.2	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.1
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	4.7
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	10.7
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	15.8
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	0.1
Harvest Oil & Gas Corp, Common Stock	(f)(n)(x)	Energy				7,327	0.2	0.1
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	4.7
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	2.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	129.8
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.1
Imagine Communications Corp, Common Stock	(g)(n)	Media	9.5% PIK		11/10/18	33,034	3.8	1.8
Industrial Group Intermediate Holdings LLC, Common Stock	(n)(p)	Materials				441,238	0.4	0.3
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.6
Jones Apparel Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.7
JW Aluminum Co, Common Stock	(f)(g)(n)(z)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(z)	Materials	12.5%		11/17/25	106,700,471	75.7	75.8
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				NA	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.2	(1.4)
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods			8/9/19	1,303	1.3	0.5
MB Precision Holdings LLC, Class A—2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,775,667	1.8	1.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				$53,073	$0.6	$—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	0.3
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	0.3
Mood Media Corp, Common Stock	(g)(n)(y)	Media				16,243,967	11.8	14.8
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	2.9
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Equity	(g)(n)	Consumer Services				1,041,667	1.0	1.6
Petroplex Acidizing Inc, Warrant	(g)(n)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Consumer Durables & Apparel				29,376	2.9	4.3
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,384,615	1.4	0.7
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	8.8
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.6
Rockport (Relay), Class A Units	(g)(n)(y)	Consumer Durables & Apparel				219,349	—	—
Safariland LLC, Common Equity	(f)(n)	Capital Goods				27,263	2.7	2.1
Safariland LLC, Warrant	(f)(n)	Capital Goods				2,273	0.2	0.2
Sequential Brands Group Inc., Common Stock	(g)(n)(x)	Consumer Durables & Apparel				206,664	2.8	0.2
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	38.0
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	2.8
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sunnova Energy Corp, Common Stock	(g)(n)	Energy				192,389	0.7	—
Sunnova Energy Corp, Preferred Stock	(g)(n)	Energy				35,115	0.2	0.2
ThermaSys Corp, Common Stock	(n)(y)	Capital Goods				17,383,026	9.4	9.4
ThermaSys Corp, Preferred Stock	(n)(y)	Capital Goods				1,529	1.5	1.5
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.2
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.4
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	0.4
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.0
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							619.7	537.3

TOTAL INVESTMENTS—177.3%							$7,756.0	7,387.4

LIABILITIES IN EXCESS OF OTHER ASSETS—(77.3%)								(3,221.4)

NET ASSETS—100%								$4,166.0

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)
MB Precision Holdings LLC, Class A—2 Units(2)	$—	$0.5	$—	$—	$(0.5)	$—	$—	$—
MB Precision Holdings LLC, Preferred Stock	—	1.8	—	—	(0.6)	1.2	—	—
Mood Media Corp, Common Stock	26.8	—	—	—	(12.0)	14.8	—	—
Proserv Acquisition LLC, Class A Common Units	—	33.5	—	—	(24.7)	8.8	—	—
Proserv Acquisition LLC, Class A Preferred Units	—	5.4	—	—	4.1	9.5	—	—
Roadhouse Holding Inc., Common Equity	—	—	(6.9)	—	6.9	—	—	—
Rockport (Relay), Class A Units	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	9.4	—	—	—	9.4	—	—
ThermaSys Corp, Preferred Stock	—	6.7	—	(5.2)	—	1.5	—	—

Total	$230.1	$310.0	$(117.0)	$(8.8)	$(56.1)	$358.2	$3.2	$2.1

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Subordinated Debt
Hilding Anders	$—	$125.0	$—	$—	$(44.0)	$81.0	$0.1	$7.9	$—
Hilding Anders	—	0.5	—	—	—	0.5	—	—	—
Hilding Anders	—	0.9	—	—	(0.9)	—	—	—	—
Hilding Anders	—	12.9	—	—	(5.7)	7.2	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	—	34.5	—	—	(2.1)	32.4	0.1	—	—
Toorak Capital LLC, Membership Interest	—	96.9	—	—	11.6	108.5	—	—	0.2
Toorak Capital LLC, Membership Interest	—	16.9	—	—	2.0	18.9	—	—	—
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	—	294.0	—	—	5.3	299.3	—	—	1.1
Equity/Other
Advanced Lighting Technologies Inc, Common Stock(4)	—	16.5	(2.9)	—	(13.6)	—	—	—	—
Advanced Lighting Technologies Inc, Warrant(4)	—	3.0	—	—	(3.0)	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	30.7	—	—	(4.3)	26.4	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	3.0	—	—	(0.4)	2.6	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	0.1	—	—	(0.1)	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	15.0	—	—	(12.4)	2.6	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	57.3	26.3	—	—	(7.8)	75.8	1.2	10.1	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	16.2	—	—	(17.6)	(1.4)	—	—	—

Total	$95.3	$871.6	$(41.1)	$—	$(113.4)	$812.4	$9.1	$19.4	$1.3

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, the Company recognized $11 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Share Repurchase Program	(19,216,367)	$(118)	(6,571,347)	$(50)

Net Proceeds from Share Transactions	(19,216,367)	$(118)	(6,571,347)	$(50)

During the nine months ended September 30, 2019, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 3,025,035 shares of common stock in the open market at an average price per share of $6.07 (totaling $18) pursuant to the DRP, and distributed such shares to participants in the DRP. During the nine months ended September 30, 2018, the administrator for the DRP purchased 1,550,162 shares of common stock in the open market at an average price per share of $7.64 (totaling $12) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2019 to November 6, 2019, the administrator for the DRP purchased 1,253,852 shares of common stock in the open market at an average price per share of $5.77 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

During the nine months ended September 30, 2019, the Company repurchased 19,216,367 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.11 (totaling $118). During the period from October 1, 2019 to November 6, 2019, the Company repurchased 3,189,687 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $5.78 (totaling $18).

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the FB Advisor investment advisory agreement, the administration agreement and the FB Advisor administration agreement, as applicable, during the three and nine months ended September 30, 2019 and 2018:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Base Management Fee(1)	$28	$14	$85	$44
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Subordinated Incentive Fee on Income(2)	$8	$—	$57	$23
FB Advisor and the Advisor	Administration agreement and FB Advisor administration agreement	Administrative Services Expenses(3)	$4	$1	$7	$3

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the nine months ended September 30, 2018, the amount shown is net of waivers of $3. During the nine months ended September 30, 2019 and 2018, $77 and $46, respectively, in base management fees were paid to the Advisor and/or FB Advisor. As of September 30, 2019, $28 in base management fees were payable to the Advisor.

(2)	During the nine months ended September 30, 2019 and 2018, $63 and $36, respectively, of subordinated incentive fees on income were paid to the Advisor and/or FB Advisor.

(3)

During the nine months ended September 30, 2019 and 2018, $4 and $2, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.6 for the nine months ended September 30, 2019. The Company paid $4 and $2, respectively, in administrative services expenses to the Advisor and/or FB Advisor during the nine months ended September 30, 2019 and 2018.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.19000	$47
June 30, 2018	0.19000	46
September 30, 2018	0.19000	45

Total	$0.57000	$138

Fiscal 2019
March 31, 2019	$0.19000	$100
June 30, 2019	0.19000	99
September 30, 2019	0.19000	98

Total	$0.57000	$297

On October 30, 2019, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about January 3, 2020 to stockholders of record as of the close of business on December 18, 2019. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	297	100%	138	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—

Total	$297	100%	$138	100%

(1)

During the nine months ended September 30, 2019 and 2018, 91.5% and 85.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.9% and 1.4%, respectively, was attributable to non-cash accretion of discount and 6.6% and 13.5%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2019 and 2018 was $308 and $159, respectively. As of September 30, 2019 and December 31, 2018, the Company had $202 and $191 of undistributed net investment income, respectively, and $464 and $421, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
GAAP-basis net investment income	$311	$153
Income subject to tax not recorded for GAAP	(1)	2
GAAP versus tax-basis impact of consolidation of certain subsidiaries	3	9
Reclassification or deferral of unamortized original issue discount, prepayment fees and other income	(14)	(5)
Other miscellaneous differences	9	0

Tax-basis net investment income	$308	$159

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

As of September 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$202	$191
Distributable realized gains (accumulated capital losses)(1)	(464)	(421)
Other temporary differences	(1)	(1)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency(2)	203	190

Total	$(60)	$(41)

________________

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $31 and $433, respectively. $85 of such losses were carried over from CCT due to the Merger, and $177 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of September 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $1,077 and $978, respectively. As of September 30, 2019 and December 31, 2018, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $874 and $788, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,744 and $7,902 as of September 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(526) and $(515) as of September 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.

As of September 30, 2019, the Company had a deferred tax liability of $7 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $45 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of September 30, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $38. For the nine months ended September 30, 2019, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,783	$3,663	50.8%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,276	1,225	17.0%	1,171	1,118	15.1%
Other Senior Secured Debt	329	274	3.8%	386	336	4.6%
Subordinated Debt	469	392	5.4%	495	429	5.8%
Asset Based Finance	717	703	9.7%	686	667	9.0%
Strategic Credit Opportunities Partners, LLC	425	426	5.9%	294	299	4.0%
Equity/Other	587	535	7.4%	619	537	7.3%

Total	$7,586	$7,218	100.0%	$7,756	$7,387	100.0%

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

As of September 30, 2019, the Company held investments in seven portfolio companies of which it is deemed to “control.” As of September 30, 2019, the Company held investments in fifteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of September 30, 2019 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $271.1, unfunded equity/other commitments of $270.2 and unfunded commitments of $450.8 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $172.4, unfunded equity commitments of $386.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2019 and the Company’s audited consolidated schedule of investments as of December 31, 2018.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$146	2.0%	$141	1.9%
Banks	15	0.2%	15	0.2%
Capital Goods	1,112	15.4%	1,588	21.5%
Commercial & Professional Services	367	5.1%	450	6.1%
Consumer Durables & Apparel	413	5.7%	436	5.9%
Consumer Services	234	3.2%	222	3.0%
Diversified Financials	621	8.6%	660	8.9%
Energy	242	3.4%	279	3.8%
Food & Staples Retailing	193	2.7%	84	1.1%
Food, Beverage & Tobacco	144	2.0%	146	2.0%
Health Care Equipment & Services	600	8.3%	494	6.7%
Household & Personal Products	85	1.2%	66	0.9%
Insurance	155	2.1%	89	1.2%
Materials	297	4.1%	374	5.1%
Media & Entertainment	95	1.3%	95	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	95	1.3%	9	0.1%
Real Estate	192	2.7%	174	2.4%
Retailing	526	7.3%	454	6.1%
Semiconductors & Semiconductor Equipment	20	0.3%	20	0.3%
Software & Services	894	12.4%	946	12.8%
Strategic Credit Opportunities Partners, LLC	426	5.9%	299	4.0%
Technology Hardware & Equipment	131	1.8%	71	1.0%
Telecommunication Services	76	1.1%	104	1.4%
Transportation	139	1.9%	171	2.3%

Total	$7,218	100.0%	$7,387	100.0%

Strategic Credit Opportunities Partners, LLC

Strategic Credit Opportunities Partners, LLC, or SCJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in SCJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing SCJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to the SCJV. SCJV’s amended and restated limited liability company agreement, or the SCJV Agreement, requires the Company and SCRS to provide capital to SCJV of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SCJV Agreement, the Company and SCRS each have 50% voting control of SCJV and are required to agree on all investment decisions as well as certain other significant actions for SCJV. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV and is entitled to a fee of 0.25% of SCJV’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2019, the Company and SCRS have funded approximately $484.8 to SCJV, of which $425.3 was from the Company.

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Jersey City Funding Credit Facility, which provides for up to $400 of borrowings as of

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

September 30, 2019. The Jersey City Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Jersey City Funding Credit Facility matures on September 29, 2021. As of September 30, 2019, total outstanding borrowings under the Jersey City Funding Credit Facility were $307.2. Borrowings under the Jersey City Funding Credit Facility are secured by substantially all of the assets of Jersey City Funding.

On September 18, 2019, Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of SCJV, entered into a revolving credit facility, or the Chestnut Street Funding Credit Facility, with Citibank, N.A., or Citi bank, as administrative agent and lender, and Wells Fargo Bank, National Association, as collateral agent. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR plus 2.25%. Foreign currency loans bear interest at the applicable floating rate plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of September 30, 2019, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $274.2.

During the nine months ended September 30, 2019, the Company sold investments with a cost of $244.2 for proceeds of $274.3 to SCJV and recognized a net realized gain (loss) of $30.1 in connection with the transactions. As of September 30, 2019, $274.3 of these sales to SCJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of September 30, 2019 and December 31, 2018, SCJV had total investments with a fair value of $1,250.2 and $580.5, respectively. As of September 30, 2019 and December 31, 2018, SCJV had one investment on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Total debt investments(1)	$1,125.3	$537.7
Weighted average current interest rate on debt investments(2)	8.1%	8.8%
Number of portfolio companies in SCJV	63	33
Largest investment in a single portfolio company(1)	$72.5	$69.5
Unfunded commitments(1)	$39.7	$22.5

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of September 30, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Senior Secured Loans—First Lien—175.0%
1a Smart Start LLC	(d)	Technology Hardware & Equipment	L+450	1.0%	2/21/22		$26.9	$26.8	$26.8
1a Smart Start LLC	(d)(e)	Technology Hardware & Equipment	L+450	1.0%	2/21/22		1.7	1.7	1.6
Acosta Holdco Inc	(f)	Commercial & Professional Services	L+325	1.0%	9/26/21		3.9	3.8	1.3
Apex Group Limited	(d)(e)	Diversified Financials	L+650	1.3%	6/15/23		2.1	1.7	2.2
Apex Group Limited	(d)	Diversified Financials	L+650	1.3%	6/15/25		6.8	6.7	6.8
Apex Group Limited	(d)	Diversified Financials	L+700	1.0%	6/15/25		5.7	5.6	5.7
Apex Group Limited	(d)	Diversified Financials	L+700	1.3%	6/15/25		14.1	13.9	14.1
Arrotex Australia Group Pty Ltd	(d)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	75.4	50.2	50.1
BearCom Acquisition Corp	(d)	Technology Hardware & Equipment	C+450	1.0%	7/5/24	C$	1.3	0.9	1.0
BearCom Acquisition Corp	(d)(e)	Technology Hardware & Equipment	C+450	1.0%	7/5/24		—	—	—
BearCom Acquisition Corp	(d)	Technology Hardware & Equipment	C+450	1.0%	7/5/24		14.8	10.7	11.1
BearCom Acquisition Corp	(d)(e)	Technology Hardware & Equipment	C+450	1.0%	7/5/24		7.2	5.3	5.4
BearCom Acquisition Corp	(d)	Technology Hardware & Equipment	L+450	1.0%	7/5/24		$2.3	2.2	2.3
Belk Inc		Retailing	L+475	1.0%	12/12/22		4.1	3.8	3.0
Big Bus Tours Ltd	(d)	Consumer Services	E+700		3/18/24		€9.8	10.9	10.7
Big Bus Tours Ltd	(d)	Consumer Services	L+700		3/18/24		$13.9	13.9	13.9
Brand Energy & Infrastructure Services Inc		Capital Goods	L+425	1.0%	6/21/24		17.6	17.7	17.3
Bugaboo International BV	(d)	Consumer Durables & Apparel	E+700, 7.8% PIK (7.8% Max PIK)		3/20/25		€32.2	37.4	34.6
Casual Dining Group Ltd	(d)	Consumer Services	L+725, 0.8% PIK (0.8% Max PIK)		12/10/22		£22.2	23.9	27.4
Catapult Learning LLC	(d)(e)	Consumer Services	L+453	1.0%	4/24/23		$4.4	4.4	4.4
Catapult Learning LLC	(d)	Consumer Services	L+453	1.0%	4/24/23		15.8	15.8	15.8
Catapult Learning LLC	(d)(e)	Consumer Services	L+453	1.0%	4/24/23		1.5	1.5	1.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Catapult Learning LLC	(d)	Consumer Services	L+1061	1.0%	4/24/23	$5.2	$5.2	$5.2
Catapult Learning LLC	(d)(e)	Consumer Services	L+1061	1.0%	4/24/23	0.5	0.5	0.5
Child Development Schools Inc	(d)	Consumer Services	L+425		5/21/23	10.0	10.0	10.0
Child Development Schools Inc	(d)(e)	Consumer Services	L+425		5/21/23	2.5	2.5	2.5
CommerceHub Inc		Software & Services	L+350		5/21/25	2.1	2.1	2.1
Commercial Barge Line Co		Transportation	L+875	1.0%	11/12/20	4.1	4.0	2.3
DB Datacenter Holdings Inc		Software & Services	L+425	1.0%	10/3/24	25.5	25.2	25.4
Dentix	(d)	Health Care Equipment & Services	E+825		12/1/22	€21.0	24.8	21.7
Eacom Timber Corp	(d)	Materials	L+650	1.0%	11/30/23	$66.8	66.8	64.4
Harbor Freight Tools USA Inc		Retailing	L+250	0.8%	8/18/23	2.6	2.6	2.5
HealthChannels LLC		Health Care Equipment & Services	L+450		4/3/25	24.6	24.4	24.2
Highline Aftermarket Acquisition LLC	(d)(e)	Automobiles & Components	L+350	1.0%	4/26/25	2.8	2.2	2.6
Highline Aftermarket Acquisition LLC	(d)	Automobiles & Components	L+350	1.0%	4/26/25	19.0	14.7	17.5
Huws Gray Ltd	(d)	Materials	L+525	0.5%	4/11/25	£20.7	27.4	25.4
Huws Gray Ltd	(d)(e)	Materials	L+525	0.5%	4/11/25	7.6	10.0	10.2
ID Verde	(d)	Commercial & Professional Services	E+700		3/29/24	€3.1	3.6	3.4
ID Verde	(d)	Commercial & Professional Services	E+700		3/29/24	£1.3	1.7	1.7
ID Verde	(d)	Commercial & Professional Services	E+700		3/29/25	€15.9	18.5	17.5
ID Verde	(d)	Commercial & Professional Services	L+725		3/29/25	£5.8	7.7	7.3
Imagine Communications Corp	(d)	Media & Entertainment	L+750	1.0%	4/29/20	$31.1	31.1	31.1
Imagine! Print Solutions Inc		Media & Entertainment	L+475	1.0%	6/21/22	13.6	10.7	9.3
Kettle Cuisine LLC		Food, Beverage & Tobacco	L+375	1.0%	8/25/25	16.8	16.7	16.7
Knowlton Development Corp Inc		Household & Personal Products	L+425		12/22/25	15.9	16.0	16.0
Koosharem LLC		Commercial & Professional Services	L+450	1.0%	4/18/25	17.9	17.8	17.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Marshall Retail Group LLC	(d)	Retailing	L+600	1.0%	8/25/20		$16.0	$15.6	$15.8
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/22		6.9	6.9	6.3
P2 Energy Solutions, Inc.		Software & Services	L+400	1.0%	10/30/20		2.9	2.9	2.9
Parts Authority Inc	(d)	Automobiles & Components	L+425		1/5/25		0.7	0.7	0.7
Parts Authority Inc	(d)(e)	Automobiles & Components	L+425		1/5/25		5.5	5.5	5.4
Parts Authority Inc	(d)	Automobiles & Components	L+425		1/5/25		17.3	17.2	17.2
Precision Global Corp	(d)	Materials	L+475	1.0%	8/3/24		9.2	8.7	8.7
Precision Global Corp	(d)(e)	Materials	L+475	1.0%	8/3/24		1.2	1.1	1.1
Project Marron	(d)	Consumer Services	L+625		7/3/25	A$	28.8	19.5	19.5
Project Marron	(d)	Consumer Services	L+625		7/2/25	C$	23.8	16.1	17.9
Quirch Foods Co		Food & Staples Retailing	L+600		12/19/25		$14.9	14.9	14.9
Sentry Data Systems Inc	(d)	Health Care Equipment & Services	L+675	1.0%	5/7/21		0.2	0.2	0.2
Sentry Data Systems Inc	(d)(e)	Health Care Equipment & Services	L+675	1.0%	5/7/21		1.2	1.2	1.2
Sentry Data Systems Inc	(d)	Health Care Equipment & Services	L+675	1.0%	5/7/21		9.6	9.5	9.6
Smart & Final Stores LLC		Food & Staples Retailing	L+675		6/20/25		18.9	17.3	17.3
SMART Global Holdings Inc	(d)(e)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		0.6	0.6	0.6
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		38.7	39.1	38.9
Staples Canada	(d)	Retailing	L+700	1.0%	9/12/24	C$	39.7	30.0	30.3
Technimark LLC		Materials	L+375		8/8/25		$18.6	18.5	18.5
TeleGuam Holdings LLC	(d)	Telecommunication Services	L+500	1.0%	7/25/23		16.4	16.3	16.4
TIBCO Software Inc		Software & Services	L+400		6/30/26		18.8	18.4	18.8
Transplace		Transportation	L+375	1.0%	10/7/24		2.8	2.8	2.7
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/23		17.1	17.1	17.4
Weld North Education LLC		Software & Services	L+425		2/15/25		14.8	14.8	14.7

Total Senior Secured Loans—First Lien								899.9	891.4
Unfunded Loan Commitments								(39.7)	(39.7)

Net Senior Secured Loans—First Lien								860.2	851.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Senior Secured Loans—Second Lien—19.8%
Ammeraal Beltech Holding BV	(d)	Capital Goods	L+800		7/27/26	40.7	39.9	39.5
Asurion LLC		Software & Services	L+650		8/4/25	7.0	7.2	7.1
Casual Dining Group Ltd	(d)	Consumer Services	11.5% PIK (11.5% Max PIK)		12/10/22	£14.8	19.2	18.2
Pharmalogic	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+800		12/11/23	$9.1	9.1	9.1
Resource Label Group LLC	(d)	Commercial & Professional Services	L+850	1.0%	11/26/23	15.0	12.8	13.2
Watchfire Enterprises Inc	(d)	Technology Hardware & Equipment	L+800	1.0%	10/2/21	9.3	6.0	9.1

Total Senior Secured Loans—Second Lien							94.2	96.2

Other Senior Secured Debt—1.8%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.8%		10/15/20	8.9	8.5	8.9

Total Senior Secured Debt							8.5	8.9

Subordinated Debt—26.2%
Cemex Materials LLC		Materials	7.7%		7/21/25	58.5	65.4	63.4
GCI Inc		Telecommunication Services	6.9%		4/15/25	7.2	7.4	7.6
Home Partners of America Inc	(d)	Real Estate	L+625	1.0%	10/8/22	42.9	42.5	42.2
JC Penney Corp Inc		Retailing	8.1%		10/1/19	0.1	0.1	0.1
Kenan Advantage Group Inc		Transportation	7.9%		7/31/23	7.7	7.6	6.9
Solera LLC		Software & Services	10.5%		3/1/24	6.8	7.3	7.2

Total Subordinated Debt							130.3	127.4

Asset Based Finance—21.0%
Comet Aircraft S.a.r.l., Common Stock	(d)	Capital Goods	11.8%		2/28/22	29,557,191	33.8	34.1
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials				1	—	11.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
KKR Zeno Aggregator LP (K2 Aviation)	(d)	Capital Goods				$20,091,618	$25.0	$25.0
MP4 2013-2A Class Subord. B	(d)	Diversified Financials	11.7%		7/25/29	$21.0	6.5	7.0
NewStar Clarendon 2014-1A Class D	(d)	Diversified Financials	12.7%		1/25/27	$17.9	8.6	8.2
Sealane Trade Finance	(d)	Banks	L+375	1.0%	5/8/23	$5.0	5.0	5.0
Sealane Trade Finance	(d)	Banks	L+963	1.0%	5/8/23	$12.0	12.0	11.8

Total Asset Based Finance							90.9	102.1

Equity/Other—13.2%
ASG Technologies, Common Stock	(d)	Software & Services				540,346	30.0	30.0
Casual Dining Group Ltd, Common Stock	(d)	Consumer Services				12,670,634	15.9	3.9
Home Partners of America Inc, Common Stock	(d)	Real Estate				18,419	30.0	30.0

Total Equity/Other							75.9	63.9

TOTAL INVESTMENTS—257.0%							$1,260.0	$1,250.2

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.09%, the Euro Interbank Offered Rate, or EURIBOR, was (0.42)%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.95% and the Canadian Dollar Offer Rate, or CDOR, was 1.97%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Investments classified as Level 3.

(e)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)	Asset is on non-accrual status.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		$38.7	$39.1	$39.1
Standard Aero Ltd		Capital Goods	L+375	1.0%	7/7/2022		1.0	1.0	1.0
Staples Canada	(d)(e)	Retailing	L+700	1.0%	9/12/2024	C$	45.1	34.1	33.3
TIBCO Software Inc		Software & Services	L+350	1.0%	12/4/2020		$18.9	18.6	18.7
Transplace		Transportation	L+375	1.0%	10/9/2024		3.3	3.3	3.3
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/2023		17.3	17.3	17.3

Total Senior Secured Loans—First Lien								447.3	442.0
Unfunded Loan Commitments								(25.9)	(25.9)

Net Senior Secured Loans—First Lien								421.4	416.1

Senior Secured Loans—Second Lien—5.1%
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	11.50% PIK (11.50% Max PIK)		12/10/2022		£13.6	17.7	17.4

Total Senior Secured Loans—Second Lien								17.7	17.4

Other Senior Secured Debt—2.4%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.8%		10/15/2020		$8.9	8.2	8.3

Total Senior Secured Debt								8.2	8.3

Subordinated Debt—24.2%
Cemex Materials LLC		Materials	7.7%		7/21/2025		58.5	66.2	59.6
GCI Inc		Telecommunication Services	6.9%		4/15/2025		7.2	7.4	7.0
Hillman Group Inc		Consumer Durables & Apparel	6.4%		7/15/2022		1.9	1.8	1.6
JC Penney Corp Inc		Retailing	8.1%		10/1/2019		0.1	0.1	—
Kenan Advantage Group Inc		Transportation	7.9%		7/31/2023		7.7	7.6	7.4
Solera LLC		Software & Services	10.5%		3/1/2024		6.8	7.3	7.3

Total Subordinated Debt								90.4	82.9

Asset Based Finance—13.1%
Sealane Trade Finance	(d)(e)	Banks	L+375	1.0%	5/8/2023		5.0	5.0	5.0
Sealane Trade Finance	(d)(e)	Banks	L+963	1.0%	5/8/2023		12.0	12.0	12.0
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials					16.1	16.1	27.7

Total Asset Based Finance								33.1	44.7

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

(g)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

Below is selected balance sheet information for SCJV as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$1,250.2	$580.5
Cash and other assets	143.3	75.5

Total assets	1,393.5	656.0

Debt	574.4	269.0
Other liabilities	332.6	45.0

Total liabilities	907.0	314.0

Member’s equity	$486.5	$342.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for SCJV for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Selected Statement of Operations Information
Total investment income	$16.5	$42.1
Expenses
Interest expense	3.9	10.7
Custodian and accounting fees	0.3	0.4
Administrative services	0.1	0.2
Professional services	0.0	0.3
Other	0.0	0.0

Total expenses	4.3	11.6

Net investment income	12.2	30.5
Net realized and unrealized losses	0.9	1.9

Net increase in net assets resulting from operations	$13.1	$32.4

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2019 and December 31, 2018:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2019	December 31, 2018
Cross currency swaps	Unrealized depreciation on swap contracts	$(1)	$(16)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	9	3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	—

Total		$8	$(13)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2019 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	Net Realized Gains (Losses)
Cross currency swaps	Net realized gain (loss) on swap contracts	$(10)
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	6

Total		$(4)

Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$15
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	6

Total		$21

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$9	$(1)	$—	$—	$8

Total	$9	$(1)	$—	$—	$8

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(1)	$1	$—	$—	$—

Total	$(1)	$1	$—	$—	$—

	As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(3)	$—	$—	$—

Total	$3	$(3)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(16)	$3	$—	$—	$(13)

Total	$(16)	$3	$—	$—	$(13)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

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

Cross currency swaps are interest rate swaps in which interest cash flows are exchanged between two parties based on the notional amounts of two different currencies. These swaps are marked-to-market by recognizing the difference between the present value of cash flows of each leg of the swaps as unrealized appreciation or depreciation. Realized gain or loss is recognized when periodic payments are received or paid and the swaps are terminated. The entire notional value of a cross currency swap is subject to the risk that the counterparty to the swap will default on its contractual delivery obligations. The Company attempts to limit counterparty risk by only dealing with well-known counterparties. The Company utilizes cross currency swaps from time to time in order to hedge a portion of its investments in foreign currency.

The average notional balance for cross currency swaps during nine months ended September 30, 2019 was $131.0. The foreign currency forward contracts and cross currency swap open at the end of the period are generally indicative of the volume of activity during the period.

As of September 30, 2019 and December 31, 2018, the Company’s open foreign currency forward contracts were as follows:

As of September 30, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2019	Unrealized Appreciation (Depreciation)
AUD	10/10/2019	JP Morgan Chase Bank	A$	0.5 Bought	$(0.3)	$(0.3)	$—
AUD	10/10/2019	JP Morgan Chase Bank	A$	0.5 Sold	0.3	0.3	—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Bought	(3.3)	(3.3)	—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.3	—
EUR	10/2/2019	JP Morgan Chase Bank	€	11.6 Bought	(12.8)	(12.7)	(0.1)
EUR	10/2/2019	JP Morgan Chase Bank	€	92.5 Sold	106.1	100.9	5.2
EUR	10/10/2019	JP Morgan Chase Bank	€	37.0 Bought	(40.4)	(40.4)	—
EUR	10/10/2019	JP Morgan Chase Bank	€	37.0 Sold	42.1	40.4	1.7
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.5	0.2
GBP	10/13/2021	JP Morgan Chase Bank	£	3.4 Sold	4.6	4.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	8.8	0.6
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.2	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.3	0.5
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.8	0.1

Total					$122.9	$113.6	$9.3

As of December 31, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank	€	84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of September 30, 2019 and December 31, 2018, the Company’s open cross currency swap was as follows:

As of September 30, 2019
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $22.2	0.00% on EUR notional amount of €21.0	12/31/2019	$(1)

				$(1)

As of December 31, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

				$(16)

As of September 30, 2019 and December 31, 2018, the combined contractual notional balance of the Company’s foreign currency forward contracts and cross currency swaps totaled $145.1 and $348.3, respectively, all of which related to economic hedging of the Company’s foreign currency denominated debt investments. The tables below displays the Company’s foreign currency denominated debt investments and foreign currency forward contract, summarized by foreign currency type as of September 30, 2019 and December 31, 2018:

	Debt investments Denominated in Foreign Currencies As of September 30, 2019				Economic Hedging As of September 30, 2019
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	1.5	$1.0	$1.0		—	$—
British Pound Sterling	£	79.7	98.1	97.6	£	19.4	26.2
Canadian Dollars	C$	70.7	53.4	53.8		—	—
Euros	€	366.6	399.8	255.2	€	103.3	118.9

Total			$552.3	$407.6			$145.1

	Debt investments Denominated in Foreign Currencies As of December 31, 2018				Economic Hedging As of December 31, 2018
	Par Value in Local Currency		Par Value in US$	Fair Value	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Euros	€	302.9	$347.0	$214.2	€	290.7	$320.5
Canadian Dollars	C$	11.5	8.4	8.5	C$	4.4	3.3
British Pound Sterling		—	—	—	£	17.4	24.1
Australian Dollars		—	—	—	A$	0.6	0.4

Total			$355.4	$222.7			$348.3

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

As of September 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2019
Valuation Inputs	(Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$1	$—
Level 2—Significant other observable inputs	739	846
Level 3—Significant unobservable inputs	6,478	6,541

	$7,218	$7,387

As of September 30, 2019 and December 31, 2018, the Company’s cross currency swaps were categorized as follows in the fair value hierarchy:

	September 30, 2019
Valuation Inputs	(Unaudited)		December 31, 2018
	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(1)	—	(16)
Level 3—Significant unobservable inputs	—	—	—	—

	$—	$(1)	$—	$(16)

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2019 and December 31, 2018.

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

The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$3,689	$884	$165	$300	$667	$299	$537	$6,541
Accretion of discount (amortization of premium)	5	2	1	—	4	—	1	13
Net realized gain (loss)	(43)	—	—	—	9	—	12	(22)
Net change in unrealized appreciation (depreciation)	(2)	(24)	(16)	(19)	6	(4)	31	(28)
Purchases	770	250	46	58	234	131	8	1,497
Paid-in-kind interest	2	2	5	9	11	—	10	39
Sales and repayments	(1,112)	(70)	(44)	(43)	(228)	—	(65)	(1,562)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$3,309	$1,044	$157	$305	$703	$426	$534	$6,478

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(48)	$(24)	$(7)	$(20)	$11	$(4)	$25	$(67)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Strategic Credit Opportunities Partners, LLC	Equity/ Other	Total
Fair value at beginning of period	$2,521	$198	$162	$490	$54	$—	$492	$3,917
Accretion of discount (amortization of premium)	2	—	1	—	—	—	—	3
Net realized gain (loss)	1	—	(1)	—	—	—	51	51
Net change in unrealized appreciation (depreciation)	(58)	(4)	(13)	(69)	(3)	—	(90)	(237)
Purchases	361	37	4	5	2	—	33	442
Paid-in-kind interest	4	1	3	23	—	—	8	39
Sales and repayments	(383)	(37)	(8)	(25)	(2)	—	(125)	(580)
Net transfers in or out of Level 3	(113)	(113)	(20)	(133)		—	—	(379)

Fair value at end of period	$2,335	$82	$128	$291	$51	$—	$369	$3,256

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(53)	$(4)	$(13)	$(69)	$(3)	$—	$(41)	$(183)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2019 and December 31, 2018 were as follows:

Type of Investment	Fair Value at September 30, 2019 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	3,925	Discounted Cash Flow	Discount Rate	5.98% - 20.00% (9.76%)	Decrease
	331	Waterfall	EBITDA Multiple	0.11x - 16.35x (6.82x)	Increase
	209	Cost
	45	Other(3)
Subordinated Debt	226	Discounted Cash Flow	Discount Rate	11.05% - 24.25% (14.16%)	Decrease
	74	Waterfall	EBITDA Multiple	7.50x - 9.90x (9.13x)	Increase
	5	Option Pricing Model	Volatility	25.00% - 25.00% (25.00%)	Decrease
Asset Based Finance	434	Waterfall	EBITDA Multiple	1.00x - 13.50x (1.22x)	Increase
	180	Discounted Cash Flow	Discount Rate	7.80% - 16.00% (11.35%)	Decrease
	42	Other(3)
	33	Cost
	14	Indicative Dealer Quotes		4.73% - 32.70% (31.73%)	Increase
Strategic Credit Opportunities Partners	426	Net Asset Value	Net Asset Value	N/A	Increase
Equity/Other	358	Waterfall	EBITDA Multiple	0.17x - 14.60x (7.15x)	Increase
	138	Option Pricing Model	Equity Illiquidity Discount	15.00% - 25.00% (20.01%)	Decrease
	38	Other(3)

Total	6,478

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $3,522. As of September 30, 2019, the Company’s asset coverage was 214%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2019 are discussed below.

	As of September 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$150		$150	December 2, 2022
Locust Street Funding Credit Facility(1)	Term Loan Credit Facility	L+2.50%	400		—	September 28, 2022
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,120	(4)	1,095	August 9, 2023
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(5)	Unsecured Notes	4.63%	400		—	July 15, 2024
2019-1 Notes(1)	Collateralized Loan Obligation	L+1.70% - 2.50%(6)	352		—	July 15, 2030

Total			$3,522		$1,245

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €68 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $89 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £57 has been converted to U.S dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$103 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.67 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of September 30, 2019, the fair value of the 4.250% notes, the 4.750% notes, the 5.000% notes and the 4.625% notes was approximately $406, $462, $245 and $411, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	As of September 30, 2019, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT New York Funding Credit Facility(1)	Revolving Credit Facility	L+2.50%	$240		$60	January 16, 2021
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	183		117	December 2, 2022
Locust Street Funding Credit Facility(1)	Term Loan Credit Facility	L+2.68%	425		—	November 1, 2020
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,224	(4)	991	August 9, 2023
4.000% Notes due 2019(5)	Unsecured Notes	4.00%	400		—	July 15, 2019
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	275		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022

Total			$3,397		$1,168

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

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

For the three and nine months ended September 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Funding Credit Facility(2)	$—	$—	$—	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	1	—	1	—	—	—
Hamilton Street Funding Credit Facility(2)	—	—	—	0	1	1
ING Credit Facility(2)	—	—	—	1	0	1
Locust Street Funding Credit Facility(2)	6	0	6	5	0	5
Senior Secured Revolving Credit Facility(2)	14	0	14	1	0	1
4.000% Notes due 2019	0	0	—	4	1	5
4.250% Notes due 2020	4	1	5	4	0	4
4.750% Notes due 2022	4	1	5	3	1	4
5.000% Notes due 2022	3	—	3	—	—	—
4.625% Notes due 2024	4	0	4	—	—	—
2019-1 Notes	4	0	4	—	—	—

Total	$40	$2	$42	$18	$3	$21

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	Nine Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Funding Credit Facility(2)	$2	$—	$2	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	5	—	5	—	—	—
Hamilton Street Funding Credit Facility(2)	—	—	—	3	1	4
ING Credit Facility(2)	—	—	—	3	0	3
Locust Street Funding Credit Facility	21	1	22	15	1	16
Senior Secured Revolving Credit Facility	44	1	45	1	0	1
4.000% Notes due 2019	8	1	9	12	1	13
4.250% Notes due 2020	13	1	14	13	1	14
4.750% Notes due 2022	11	1	12	10	1	11
5.000% Notes due 2022	9	—	9	—	—	—
4.625% Notes due 2024	4	0	4	—	—	—
2019-1 Notes	4	0	4	—	—	—

Total	$121	$5	$126	$57	$5	$62

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $3,522 and 4.56%, respectively. As of September 30, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.44%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $1,685 and 4.43%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.59%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2019 and December 31, 2018.

4.625% Notes due 2024

On July 15, 2019, the Company and U.S. Bank National Association, or U.S. Bank, entered into a Fourth Supplemental Indenture, or the Fourth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and U.S. Bank, or the Indenture, relating to the Company’s issuance of $400 aggregate principal amount of its 4.625% notes due 2024, or the 4.625% notes.

The 4.625% notes will mature on July 15, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 4.625% notes bear interest at a rate of 4.625% per year payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2020. The 4.625% notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 4.625% notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$35.3
A10 Capital LLC	14.0
All Systems Holding LLC	35.4
Apex Group Limited	1.8
Aspect Software Inc	0.7
CSafe Global	11.7
CSafe Global	3.5
Eagle Family Foods Inc	4.1
Entertainment Benefits Group LLC	4.1
Greystone Equity Member Corp	4.9
HM Dunn Co Inc	—
ID Verde	5.5
Industria Chimica Emiliana Srl	12.7
J S Held LLC	5.7
J S Held LLC	13.3
Kodiak BP LLC	28.3
Lipari Foods LLC	21.8
North Haven Cadence Buyer Inc	0.9
North Haven Cadence Buyer Inc	6.4
Revere Superior Holdings, Inc	5.0
Sungard Availability Services Capital Inc	0.5
Zeta Interactive Holdings Corp	1.7
Subordinated Debt
Home Partners of America	32.1
Asset Based Finance
Home Partners JV, Structured Mezzanine	21.7

Total	$271.1

Unfunded equity/other commitments	$270.2

(1)	May be commitments to one or more entities affiliated with the named company.

As of September 30, 2019, the Company also has an unfunded commitment to provide $450.8 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on SCJV’s board of managers.

As of September 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(0.7). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2019, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2019 and December 31, 2018.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.84	$9.30
Results of operations(2)
Net investment income (loss)	0.60	0.82
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	(0.07)	(1.43)

Net increase (decrease) in net assets resulting from operations	0.53	(0.61)

Stockholder distributions(3)
Distributions from net investment income	(0.57)	(0.85)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.85)

Capital share transactions
Issuance of common stock(4)	—	0.00
Repurchases of common stock(5)	0.06	0.04
Deduction of deferred costs(6)	—	(0.04)

Net increase (decrease) in net assets resulting from capital share transactions	0.06	0.00

Net asset value, end of period	$7.86	$7.84

Per share market value, end of period	$5.83	$5.18

Shares outstanding, end of period	512,262,372	531,478,739

Total return based on net asset value(7)	7.53%	(6.56)%

Total return based on market value(8)	23.52%	(20.15)%

Ratio/Supplemental Data:
Net assets, end of period	$4,024	$4,166
Ratio of net investment income to average net assets(9)	10.11%	9.15%
Ratio of total operating expenses to average net assets(9)	9.17%	8.57%
Ratio of net operating expenses to average net assets(9)	9.17%	8.44%
Portfolio turnover(10)	23.76%	19.92%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,522	$3,397
Asset coverage per unit(11)	2.14	2.23

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2019 are annualized. Annualized ratios for the nine months ended September 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the nine months ended September 30, 2019 and year ended December 31, 2018:

	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.85%	1.16%
Ratio of interest expense to average net assets	4.10%	3.75%
Ratio of excise taxes to average net assets	—	0.31%

(10)	Portfolio turnover for the nine months ended September 30, 2019 is not annualized.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2019 and for the Year Ended December 31, 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019:

Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$698	$1,760
Sales and Repayments	(723)	(1,925)

Net Portfolio Activity	$(25)	$(165)

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$371	53.1%	$1,048	59.5%
Senior Secured Loans—Second Lien	99	14.2%	237	13.5%
Other Senior Secured Debt	—	—	32	1.8%
Subordinated Debt	—	—	73	4.2%
Asset Based Finance	97	13.9%	235	13.4%
Strategic Credit Opportunities Partners, LLC	131	18.8%	131	7.4%
Equity/Other	—	—	4	0.2%

Total	$698	100.0%	$1,760	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,783	$3,663	50.8%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,276	1,225	17.0%	1,171	1,118	15.1%
Other Senior Secured Debt	329	274	3.8%	386	336	4.6%
Subordinated Debt	469	392	5.4%	495	429	5.8%
Asset Based Finance	717	703	9.7%	686	667	9.0%
Strategic Credit Opportunities Partners, LLC	425	426	5.9%	294	299	4.0%
Equity/Other	587	535	7.4%	619	537	7.3%

Total	$7,586	$7,218	100.0%	$7,756	$7,387	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Number of Portfolio Companies	201	204
% Variable Rate Debt Investments (based on fair value)(1)(2)	66.1%	68.1%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	15.2%	16.5%
% Other Income Producing Investments (based on fair value)(3)	10.8%	6.8%
% Non-Income Producing Investments (based on fair value)(2)	6.2%	7.6%
% of Investments on Non-Accrual (based on fair value)	1.7%	1.0%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.1%	10.8%
Weighted Average Annual Yield on All Debt Investments(5)	9.6%	10.2%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
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

For the nine months ended September 30, 2019, our total return based on net asset value was 7.53% and our total return based on market value was 23.52%. For the year ended December 31, 2018, our total return based on net asset value was (6.56)% and our total return based on market value was (20.15)%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of September 30, 2019 and December 31, 2018:

Characteristics of All Direct Originations held in Portfolio	September 30, 2019	December 31, 2018
Number of Portfolio Companies	129	129
% of Investments on Non-Accrual (based on fair value)	1.8%	1.0%
Total Cost of Direct Originations	$6,700.2	$6,808.3
Total Fair Value of Direct Originations	$6,377.9	$6,509.7
% of Total Investments, at Fair Value	88.4%	88.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.1%	10.9%
Weighted Average Annual Yield on All Debt Investments(2)	9.7%	10.3%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,053	56%	$3,888	53%
2	2,596	36%	3,102	42%
3	391	5%	220	3%
4	178	3%	177	2%

Total	$7,218	100%	$7,387	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and September 30, 2018

Revenues

Our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$163	81.9%	$75	78.9%	$477	80.4%	$234	80.1%
Paid-in-kind interest income	11	5.5%	15	15.8%	39	6.6%	40	13.7%
Fee income	7	3.5%	4	4.2%	26	4.4%	10	3.4%
Dividend income	18	9.1%	1	1.1%	51	8.6%	8	2.8%

Total investment income(1)	$199	100.0%	$95	100.0%	$593	100.0%	$292	100.0%

(1)

Such revenues represent $185 and $79 of cash income earned as well as $14 and $16 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2019 and 2018, respectively, and represent $543 and $248 of cash income earned as well as $50 and $44 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest, PIK and fee income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 can primarily be attributed to the increase in assets resulting from the Merger. The increase in dividend income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 can primarily be attributed to dividends paid in respect to our investment in Strategic Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$28	$14	$85	$47
Subordinated income incentive fees	8	—	57	23
Administrative services expenses	4	1	7	3
Accounting and administrative fees	0	1	1	1
Interest expense	42	21	126	62
Directors’ fees	1	0	1	1
Expenses associated with our independent audit and related fees	0	0	0	0
Legal fees	0	1	1	1
Printing fees	1	0	1	1
Stock transfer agent fees	0	0	0	0
Other	0	1	3	3

Total operating expenses	$84	$39	$282	$142
Management fee waiver	—	(0)	—	(3)

Total net expenses	$84	$39	$282	$139

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.06%	1.81%	6.88%	6.39%
Ratio of management fee waiver to average net assets(1)	—	—%	—	(0.13)%

Ratio of net operating expenses to average net assets	2.06%	1.81%	6.88%	6.26%
Ratio of incentive fees and interest expense to average net assets(1)	1.22%	0.97%	4.47%	3.81%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.84%	0.84%	2.41%	2.45%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $115 ($0.22 per share) and $56 ($0.23 per share) for the three months ended September 30, 2019 and 2018, respectively. The increase in net investment income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 can be primarily attributed to the increase in assets resulting from the Merger.

Our net investment income totaled $311 ($0.60 per share) and $153 ($0.63 per share) for the nine months ended September 30, 2019 and 2018, respectively. The increase in net investment income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 can primarily be attributed to the increase in assets resulting from the Merger.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$17	$23	$(60)	$50
Net realized gain (loss) on swap contracts	—	—	(10)	—
Net realized gain (loss) on foreign currency	4	6	9	6

Total net realized gain (loss)	$21	$29	$(61)	$56

(1)

We sold investments and received principal repayments, respectively, of $292 and $431 during the three months ended September 30, 2019 and $133 and $90 during the three months ended September 30, 2018. We sold investments and received principal repayments, respectively, of $716 and $1,209 during the nine months ended September 30, 2019 and $302 and $487 during the nine months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(76)	$(90)	$1	$(234)
Net change in unrealized appreciation (depreciation) on swap contracts	1	—	15	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	7	—	6	—
Net change in unrealized gain (loss) on foreign currency	3	(7)	1	(5)

Total net change in unrealized appreciation (depreciation)	$(65)	$(97)	$23	$(239)

During the three and nine months ended September 30, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by mark to market declines in certain equity and debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2019, the net increase in net assets resulting from operations was $71 ($0.14 per share) compared to a net decrease in net assets resulting from operations of $12 ($0.05 per share) during the three months ended September 30, 2018.

For the nine months ended September 30, 2019, the net increase in net assets resulting from operations was $273 ($0.52 per share) compared to a net decrease in net assets resulting from operations of $30 ($0.12 per share) during the nine months ended September 30, 2018.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2019, we had $126 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,245 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of $271.1, unfunded equity/other commitments of $270.2 and unfunded commitments of $450.8 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2019, the aggregate amount outstanding of the senior securities issued by us was $3.5 billion. As of September 30, 2019, our asset coverage was 214%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2019:

	As of September 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$150		$150	December 2, 2022
Locust Street Credit Facility(1)	Term Loan Credit Facility	L+2.50%	400		—	September 28, 2022
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,120	(4)	1,095	August 9, 2023
4.250% Notes due 2020(5)	Unsecured Notes	4.25%	405		—	January 15, 2020
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(5)	Unsecured Notes	4.63%	400		—	July 15, 2024
2019-1 Notes(1)	Collateralized Loan Obligation	L+1.70% - 2.50%(6)	352		—	July 15, 2030

Total			$3,522		$1,245

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €68 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $89 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £57 has been converted to U.S dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$103 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.67 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of September 30, 2019, the fair value of the 4.250% notes, the 4.750% notes, the 5.000% notes and the 4.625% notes was approximately $406, $462, $245 and $411, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	As of September 30, 2019, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2019 or 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2019 and 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.19000	$47
June 30, 2018	0.19000	46
September 30, 2018	0.19000	45

Total	$0.57000	$138

Fiscal 2019
March 31, 2019	$0.19000	$100
June 30, 2019	0.19000	99
September 30, 2019	0.19000	98

Total	$0.57000	$297

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2019 and 2018.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. For the nine months ended September 30, 2019, we recognized $11 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2019 and 2018.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2019 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	December 2, 2022	$150	—	—	$150	—
Locust Street Funding Credit Facility(3)	September 28, 2022	$400	—	$400	—	—
Senior Secured Revolving Credit Facility(4)	August 9, 2023	$1,120	—	—	$1,120	—
4.250% Notes due 2020	January 15, 2020	$405	$405	—	—	—
4.750% Notes due 2022	May 15, 2022	$450	—	$450	—	—
5.000% Notes due 2022	June 28, 2022	$245	—	$245	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	—	$400	—
2019-1 Notes	July 15, 2030	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At September 30, 2019, $150 remained unused under the financing arrangement.

(3)	At September 30, 2019, $0 remained unused under the financing arrangement.

(4)

At September 30, 2019, $1,095 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €68 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $89 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £57 has been converted to U.S dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$103 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.67 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 66.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 15.2% were debt investments paying fixed interest rates while 10.8% were other income producing investments, 6.2% consisted of non-income producing investments, and the remaining 1.7% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the CCT Tokyo Funding Credit Facility, Locust Street Funding Credit Facility, Senior Secured Revolving Credit Facility and the 2019-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.250% notes, the 4.750% notes, the 5.000% notes and the 4.625% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2019 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(46)	$(22)	$(24)	(5.1)%
No change	—	—	—	—
Up 100 basis points	48	22	26	5.4%
Up 300 basis points	146	67	79	16.6%
Up 500 basis points	245	111	134	27.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2019					Economic Hedging As of September 30, 2019
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	11.1	$7.5	$1.1	$0.1	—	$—
British Pound Sterling		£87.8	108.0	107.5	10.8	£19.4	26.2
Canadian Dollars	C$	72.0	54.4	55.4	5.5	—	—
Euros		€353.3	385.3	289.2	28.9	€103.3	118.9
Swedish Kronor	kr	148.5	15.1	1.6	0.2	—	—

Total			$570.3	$454.8	$45.6		$145.1

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of September 30, 2019, the net contractual amount of our foreign currency forward contracts and cross currency swaps totaled $145.1, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2019, we had outstanding borrowings denominated in foreign currencies of €68, CAD $89, £57 and A$103 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2019, the Company repurchased 19,216,367 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.11 (totaling $118). During the period from October 1, 2019 to November 6, 2019, the Company repurchased 3,189,687 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $5.78 (totaling $18).

Repurchases of our common stock under our stock repurchase program for the periods below were as follows (dollar amounts in the table below are presented in millions, except for share and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	1,443,194	$6.0505	1,443,194	$121
August 1, 2019 through August 31, 2019	1,507,242	5.7381	1,507,242	112
September 1, 2019 through September 30, 2019	5,056,107	5.8878	5,056,107	83

	8,006,543	$5.8890	8,006,543

(1)	Amount includes commissions paid.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	First Supplemental Indenture, dated as of July 14, 2014, relating to the 4.000% Notes due 2019, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.4	Form of 4.000% Notes due 2019. (Included as Exhibit A in the First Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 15, 2014.)

4.5	Second Supplemental Indenture, dated as of December 3, 2014, relating to the 4.250% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.6	Form of 4.250% Notes due 2020. (Included as Exhibit A in the Second Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014.)

4.7	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.8	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.9	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.10	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.11	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.12	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018.)

10.6	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.7	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.8	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.9	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.10	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.11	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.12	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2019.

FS KKR CAPITAL CORP.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)